Form 10-Q
period 1996-06-30
INMARK ENTERPRISES INC
filed 1996-08-07
CIK 886475

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
_x_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number 0-20394

                            INMARK ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                06-1340408
               --------                                ----------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification Number)

             One Plaza Road
           Greenvale, New York                          11548
           -------------------                          -----
     (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (516) 625-3500

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes __x__            No _____

On August 6, 1996, 2,880,751 shares of the Registrant's Common Stock, par value $.001 a share, were outstanding.


================================================================================

                                      INDEX

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES


                                                                           Page
                                                                           ----


PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements of Inmark Enterprises, Inc.
          (Unaudited)

          Consolidated Balance Sheets - June 30, 1996 and March 31, 1996     3

          Consolidated Statements of Operations - Three month periods ended 4 June 30, 1996 and June 30, 1995

          Consolidated Statement of Stockholders' Equity -                   5
          Three month period ended June 30, 1996

          Consolidated Statements of Cash Flows - Three month periods        6
          ended June 30, 1996 and June 30, 1995

          Notes to Unaudited Consolidated Financial Statements               7

Item 2.   Management's Discussion and Analysis of Financial Condition and    8
          Results of Operations


PART II - OTHER INFORMATION                                                 11


SIGNATURES                                                                  12

                         PART I - FINANCIAL INFORMATION

                            INMARK ENTERPRISES, INC.
                           Consolidated Balance Sheets
                        June 30, 1996 and March 31, 1996



                                                                       June 30, 1996       March 31, 1996*
                                                                       -------------       ---------------
                  Assets                                                (Unaudited)

Current assets:
 Cash and cash equivalents                                              $   238,712              700,598
 Restricted cash                                                               --                250,000
 Accounts receivable                                                      3,551,405                 --
 Due from factor                                                               --                578,725
 Interest and other receivables                                                --                 31,040
 Deferred tax asset                                                         640,000              640,000
 Prepaid expenses and other current assets                                   36,251               57,940
                                                                         ----------            ---------
         Total current assets                                             4,466,368            2,258,303
                                                                         ----------            ---------

Furniture, fixtures and equipment, net                                      130,610              121,159

Goodwill, net                                                             2,452,357            2,524,927
Note receivable from officer                                                200,000              200,000
Other assets                                                                 14,180               14,180
                                                                         ----------            ---------
         Total assets                                                     7,263,515            5,118,569
                                                                         ==========            =========

                  Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                                           830,309              851,898
 Accrued job costs                                                        2,585,225            1,287,904
 Accrued compensation                                                        55,311               32,144
 Other accrued liabilities                                                  215,346              182,846
 Notes payable - SPAR                                                       750,000              750,000
                                                                         ----------            ---------
         Total current liabilities                                        4,436,191            3,104,792
                                                                         ----------            ---------

Stockholders' equity:
 Class A convertible preferred stock, par value $.001;
   authorized 650,000 shares; none issued and outstanding                      --                   --
 Class B convertible preferred stock, par value $.001;
   authorized 700,000 shares; none issued and outstanding                      --                   --
 Preferred stock, undesignated; authorized 3,650,000
    shares; none issued and outstanding                                        --                   --
 Common stock, par value $.001; authorized 25,000,000
   shares; issued and outstanding 2,879,251 shares at June 30,
   1996 and 2,604,251 shares at March 31, 1996                                2,879                2,604
Additional paid-in capital                                                1,321,751            1,043,526
 Retained earnings                                                        1,502,694              967,647
                                                                         ----------            ---------
         Total stockholders' equity                                       2,827,324            2,013,777
                                                                         ----------            ---------

         Total liabilities and stockholders' equity                       7,263,515            5,118,569
                                                                         ==========            =========

- ----------
* The consolidated balance sheet as of March 31, 1996 has been summarized from the Company's audited balance sheet as of that date.


See accompanying notes to consolidated financial statements.

                            INMARK ENTERPRISES, INC.
                      Consolidated Statements of Operations
                    Three months ended June 30, 1996 and 1995
                                   (Unaudited)


                                                             1996         1995
                                                             ----         ----

Sales                                                     $4,831,752   4,840,672
Direct expenses                                            3,274,832   3,343,708
                                                          ----------   ---------
         Gross profit                                      1,556,920   1,496,964
                                                          ----------   ---------

Salaries                                                     548,538     526,383
Selling, general and administrative expense                  427,207     420,091
                                                          ----------   ---------
      Total operating expense                                975,745     946,474
                                                          ----------   ---------
      Operating income                                       581,175     550,490

Interest expense, net                                          6,128      31,475
                                                          ----------   ---------
Income before income taxes                                   575,047     519,015
Provision for income taxes                                    40,000     202,000
                                                          ----------   ---------
       Net income                                         $  535,047     317,015
                                                          ==========   =========

 Net income per common and common equivalent share:

  Primary                                                 $      .16         .47
                                                          ==========   =========
  Fully diluted                                           $      .15         .47
                                                          ==========   =========

Weighted average number of common and
 common equivalent shares outstanding:

  Primary                                                  3,418,837     677,106
                                                          ==========   =========
  Fully diluted                                            3,637,852     677,106
                                                          ==========   =========




See accompanying notes to consolidated financial statements.

                            INMARK ENTERPRISES, INC.
                 Consolidated Statement of Stockholders' Equity
                        Three months ended June 30, 1996
                                   (Unaudited)




                                   Common Stock
                                  par value $.001            Additional                              Total
                              -----------------------        Paid - in          Retained          Stockholders'
                                 Shares      Amount           Capital           Earnings            Equity
                              -----------    ------          ----------        ----------         ------------


Balance, March 31, 1996        2,604,251     $2,604         $1,043,526         $  967,647           $2,013,777


Exercise of warrants             275,000        275            278,225               --                278,500


Net income                          --         --                 --              535,047              535,047
                               ---------     ------         ----------         ----------           ----------
Balance, March 31, 1996        2,879,251     $2,879         $1,321,751         $1,502,694           $2,827,324
                               =========     ======         ==========         ==========           ==========





See accompanying notes to consolidated financial statements.

                            INMARK ENTERPRISES, INC.
                      Consolidated Statements of Cash Flows
                    Three months ended June 30, 1996 and 1995
                                   (Unaudited)



                                                                                 1996          1995
                                                                                 ----          ----

Cash flows from operating activities:
   Net income                                                                $   535,047       317,015
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                               84,676       135,443
      Changes in operating assets and liabilities:
          Increase in accounts receivable                                     (3,551,405)         --
          Decrease (increase) in prepaid expenses and other current assets        21,689       (35,985)
          Decrease in interest and other receivables                              31,040          --
          (Decrease) increase in accounts payable                                (21,589)       46,552
          Increase in accrued job costs                                        1,297,321       985,817
          Increase in other accrued liabilities                                   63,167       268,322
          Decrease in accrued compensation                                        (7,500)     (215,000)
                                                                             -----------     ---------
          Net cash (used in) provided by operating activities                 (1,547,554)    1,502,164
                                                                             -----------     ---------

Cash flows from investing activities:
  Costs of acquisition of business of SPAR net
      of cash acquired, including acquisition costs                                 --      (2,215,281)
  Purchases of fixed assets                                                      (21,557)       (3,723)
                                                                             -----------     ---------
        Net cash (used in) provided by investing activities                      (21,557)   (2,219,004)
                                                                             -----------     ---------
Cash flows from financing activities:
  Proceeds of sale of accounts receivable to factor                                 --       1,828,000
  Repayments of loan payable to SPAR                                                --         (75,000)
  Release of restricted cash from factor                                         250,000          --
  Decrease (increase) in due from factor, net                                    578,725      (906,679)
  Proceeds from exercise of warrants                                             278,500          --
                                                                             -----------     ---------
       Net cash provided by financing activities                               1,107,225       846,321
                                                                             -----------     ---------
       Net (decrease) increase in cash                                          (461,886)      129,481
Cash at beginning of period                                                      700,598           150
                                                                             -----------     ---------
Cash at end of period                                                        $   238,712       129,631
                                                                             ===========     =========
Supplemental disclosure:
  Interest paid during the period                                            $    18,918        32,059
                                                                             ===========     =========
  Income tax paid during the period                                          $    38,283          --
                                                                             ===========     =========
  Non-cash financing and investing activities:
      Notes payable issued in acquisition of SPAR
         net of cash acquired, including acquisition costs                   $      --       1,672,000
                                                                             ===========     =========



See accompanying notes to consolidated financial statements.

                    Inmark Enterprises, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

                             June 30, 1996 and 1995


(1)  Organization and Nature of Business

     Inmark Enterprises, Inc. (formerly Health Image Media, Inc.) (the "Company") completed a merger on September 29, 1995 whereby Inmark Services, Inc., a New York corporation, was merged with and into the Company's wholly-owned subsidiary, InMark Acquisition Corp., a Delaware corporation (the "Merger"). Following the Merger, InMark Acquisition Corp. changed its name to Inmark Services, Inc. and Health Image Media, Inc. changed its name to Inmark Enterprises, Inc.

     Inmark Services, Inc. is the successor to SPAR Promotion & Marketing Services, Inc. ("Spar"), a sales promotion and marketing firm, as a result of a management led buy-out of that company's net assets and business on April 3, 1995.


(2)  Basis of Presentation

     The Merger has been accounted for as a reverse purchase of the Company by Inmark Services, Inc. and, for financial accounting and reporting purposes, Inmark Services, Inc. is treated as the acquirer of the Company. No goodwill was recognized in the Merger. Operations for the three month period ended June 30, 1995 are solely those of Inmark Services, Inc.

     The interim financial statements of the Company for the three month periods ended June 30, 1996 and 1995 have been prepared without audit. In the opinion of management, such financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three month period ended June 30, 1996 is not necessarily indicative of the results for a full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted financial statements have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 1996 included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.


(3)  Earnings Per Share

     The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period, plus the assumed exercise of stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock for primary and the period end market price for fully diluted earnings per share.

     The weighted average number of common shares was computed assuming that the 677,106 shares of the Company's common stock exchanged for the common stock of Inmark Services, Inc. in the Merger were outstanding for the entire three month period ended June 30, 1995; for the three month period ended June 30, 1996, the actual outstanding common stock of the Company was used in the computation. Stock options and warrants have been excluded from the calculation of the primary and fully diluted earnings per share in any period in which they would be antidilutive.


(4)  Income Taxes

     Federal income taxes have not been provided for the three months ended June 30, 1996, as any such taxes are expected to be minimal as a result of net operating loss carryforwards. To the extent that net operating loss carryforwards may not be available to offset state and local income taxes, a $40,000 provision for such taxes has been established for the three months ended June 30, 1996.


(5)  Recent Accounting Developments

     In December, 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), effective for years beginning after December 15, 1995. Under SFAS 123, the Company may elect either a "fair value" based method or the current "intrinsic value" based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees", for its stock-based compensation arrangements. Under the "intrinsic value" based method, the Company will be required to disclose in the footnotes to the consolidated financial statements net income and earnings per share computed under the "fair value" based method. The Company has elected to continue accounting for stock-based compensation arrangements using the "intrinsic value" based method; therefore, the adoption of SFAS 123 will not impact the Company's results of operations or financial condition.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     On September 29, 1995, the Company completed the merger whereby Inmark Services, Inc., a New York corporation, was merged with and into the Company's wholly-owned subsidiary, InMark Acquisition Corp., a Delaware corporation. Following the Merger, InMark Acquisition Corp. changed its name to Inmark Services, Inc. and the Company changed its name from Health Image Media, Inc. to Inmark Enterprises, Inc. Inmark Services, Inc. is the successor to SPAR Promotion & Marketing Services, Inc.("Spar"), a sales promotion and marketing firm, as a result of a management led buy-out of that company's net assets and business on April 3, 1995.

     The Merger has been accounted for as a reverse purchase of the Company by Inmark Services, Inc. and, for financial accounting and reporting purposes, Inmark Services, Inc. is treated as the acquirer of the Company. Accordingly, the following discussion includes the Company's results of operations for the three month period ended June 30, 1996 compared to the results of operations of Inmark Services, Inc. for the three month period ended June 30, 1995. The following information should be read together with the consolidated financial statements and notes thereto included elsewhere herein.

Results of Operations

     Sales. Sales for the quarter ended June 30, 1996 were $4,832,000 compared to sales of $4,841,000 for the quarter ended June 30, 1995, a decrease of $9,000 or less than 0.2%. The decrease in the comparative quarterly sales was primarily the result of timing differences in the billing of scheduled installments under the existing contracts, notwithstanding that at June 30, 1996 the future billings of total contracts in place exceeded the future billings of total contracts in place at June 30, 1995 by approximately $1,573,000.

     Direct Expenses. Direct expenses for the quarter ended June 30, 1996 were $3,275,000, or 67.8% of sales, compared to $3,344,000, or 69.1% of sales, for the comparable prior year quarter. The decrease during the three month period ended June 30, 1996 in the amount of direct expenses and the direct expenses as a percentage of sales was principally the result of the current mix of client programs which, in the aggregate, have a higher gross profit margin than the mix of programs in place during the comparable prior year three month period.

     As a result of these changes in sales and direct expenses, gross profit for the quarter ended June 30, 1996 increased by $60,000 to $1,557,000 compared to the quarter ended June 30, 1995.

     Operating Expenses. Operating expenses for the quarter ended June 30, 1996 increased by $29,000, or 3.1%, to $975,000 compared to $946,000 for the quarter ended June 30, 1995. Operating expenses as a percentage of sales were 20.2% and 19.6%, respectively, for the quarters ended June 30, 1996 and June 30, 1995.

     The increase in operating expenses was primarily attributable to the net effect of the total of: (a) an increase in salaries of approximately $22,000 as a result of a general increase in non-executive salaries and the addition of personnel; (b) an increase in sales related expenses of approximately $87,000, inclusive of sales commissions; (c) an increase in legal and accounting expenses of approximately $40,000; and (d) an increase in marketing and advertising expenses of approximately $26,000, offset by a decrease of approximately $131,000 in factoring agreement related administrative and facility fees and a decrease of approximately $78,000 in acquisition and merger related expenses incurred in the comparable prior year quarter.

     Interest Expense. Net interest expense for the quarter ended June 30, 1996 was $6,000 compared to $31,000 for quarter ended June 30, 1995. The decrease is the result of the reduced balance of notes payable outstanding during the quarter ended June 30, 1996, and interest income of $ 13,000 earned during the period.

     Provision For Income Taxes. For the three month period ended June 30, 1996, no provision for federal income taxes was made, as net operating loss carryovers from prior years of approximately $3,762,000 are available to offset taxable income; however, a $40,000 provision for state and local income taxes has been made, at a rate of approximately 7%, as net operating loss carryforwards may not be allowable as an offset against such taxes. For the three month period ended June 30, 1995, a $202,000 provision for income taxes had been made at a then estimated effective tax rate of 39% for Inmark Services, Inc.

     Net Income. As a result of the items discussed above, net income for the quarter ended June 30, 1996 was $535,000 compared to net income of $317,000 for the comparable prior year quarter.

Liquidity and Capital Resources.

     The Company's operating activities and other commitments until April 24, 1996 were funded with the sale of accounts receivable pursuant to a factoring agreement and with cash provided from operations. Effective April 24, 1996, the Company entered into a one year factoring agreement, which replaced its prior factoring agreement, pursuant to which the Company may receive advances of up to 75% of those of its accounts receivable which the Company, at its discretion, elects to sell to the factor. Total advances may not exceed $2,000.000 at any given time during the term of the factoring agreement. In connection with the factoring agreement, the Company paid a one time closing fee of $25,000 and pays an administration fee and facility fee based upon the same terms upon which such fees were paid under its earlier factoring agreement. In connection with the termination of its earlier factoring agreement, the $250,000 cash collateral deposit balance pledged to the factor was released together with the accrued interest thereon.

     For the quarter ended June 30, 1996, cash used in operations amounted to $1,548,000 and purchases of fixed assets totalled $22,000. Cash provided by the collection of receivable amounts due from the factor and by the release of restricted cash by the factor totalled $829,000, and proceeds from the exercise of warrants amounted to $279,000. As a result, cash decreased by $462,000. At June 30, 1996, the Company had cash of $239,000 and working capital of $30,000 compared to cash of $701,000 and a negative working capital of $846,000 at June 30, 1995. Stockholders' equity increased by $814,000 during the quarter ended June 30, 1996 as a result of the Company's net income and the proceeds received from the exercise of outstanding warrants.

     At June 30, 1996, the outstanding principal balance of the notes issued to Spar in the Spar acquisition was $750,000. The Company believes that it will be able to satisfy its cash requirements to pay the principal plus the accrued interest on the notes issued to Spar as they become due from cash flow generated from operations, as well as from funds available under the factoring agreement. To continue to improve the Company's working capital position, the Company must maintain profitable operations as well as continued availability of funding under the factoring agreement. Otherwise, the Company will be required to seek external financing, either through additional equity or debt financing. There can be no assurance that the Company will be able to obtain such additional funding, if required.

                           PART II - OTHER INFORMATION


Items 1-5.  Not Applicable


Items 6.    Exhibits and Reports on Form 8-K.

            (a) Exhibits.  None

            (b) Reports on Form 8-K.  None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  INMARK ENTERPRISES, INC.



Dated: August 6, 1996             By:  /s/ John P. Benfield
                                      ----------------------------------------
                                      John P. Benfield, President
                                      (Principal Executive Officer)
                                      and Director



Dated: August 6, 1996             By: /s/ Donald A. Bernard
                                      ----------------------------------------
                                      Donald A. Bernard, Executive Vice
                                      President and Chief Financial Officer
                                      (Principal Accounting and Financial
                                      Officer) and Director