Form 10-Q/A
period 1996-06-30
INMARK ENTERPRISES INC
filed 1996-10-17
CIK 886475

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                  Yes __x__            No _____

On October 16, 1996, 2,880,751 shares of the Registrant's Common Stock, par value $.001 a share, were outstanding.


================================================================================

PART II IS HEREBY AMENDED AND RESTATED IN ITS ENTIRETY AS FOLLOWS:

                           PART II - OTHER INFORMATION


Items 1-5.  Not Applicable


Items 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

            Exhibit No.                          Description of Exhibit
            ----------                           -----------------------
               27                                Financial Data Schedule

         (b) Reports on Form 8-K.  None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                  INMARK ENTERPRISES, INC.



Dated: October 16, 1996           By:     /s/ John P. Benfield
                                      ------------------------------
                                      John P. Benfield, President
                                      (Principal Executive Officer)
                                      and Director



Dated: October 16, 1996           By:    /s/ Donald A. Bernard
                                      ------------------------------
                                      Donald A.Bernard, Executive Vice
                                      President and Chief Financial Officer
                                      (Principal Accounting and Financial
                                      Officer) and Director

                                  EXHIBIT INDEX



Exhibit No.                         Description of Exhibits
-----------                         -----------------------

   27                               Financial Data Schedule