Form 10-Q
period 1996-09-30
INMARK ENTERPRISES INC
filed 1996-11-12
CIK 886475

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
_x_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                  Yes  x            No

On November 8, 1996, 2,880,751 shares of the Registrant's Common Stock, par value $.001 a share, were outstanding.


================================================================================

                                      INDEX

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements of Inmark Enterprises, Inc.
         (Unaudited)

         Consolidated Balance Sheets - September 30, 1996 and March 31, 1996   3

         Consolidated Statements of Operations - Three month and six month
         periods ended September 30,1996 and September 30, 1995                4

         Consolidated Statement of Stockholders' Equity -
         Six month period ended September 30, 1996                             5

         Consolidated Statements of Cash Flows - Six month periods ended
         September 30, 1996 and September 30, 1995                             6

         Notes to Unaudited Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 8


PART II - OTHER INFORMATION                                                   11

Items 1-5.  Not Applicable


Item 6.  Exhibits and Reports on Form 8-K.

             (a) Exhibits.

                       Exhibit No.                   Description of Exhibit
                           27                       Financial Data Schedule


SIGNATURES                                                                    12

                         PART I - FINANCIAL INFORMATION

                            INMARK ENTERPRISES, INC.
                           Consolidated Balance Sheets
                      September 30, 1996 and March 31, 1996


                                                                            September 30,1996     March 31, 1996*
                                                                            -----------------     ---------------
                           Assets                                             (Unaudited)
Current assets:
 Cash and cash equivalents                                                      $ 1,599,674           700,598
 Restricted cash                                                                       --             250,000
 Accounts receivable                                                              2,461,055              --
 Due from factor                                                                       --             578,725
 Interest and other receivables                                                        --              31,040
 Deferred tax asset                                                                 640,000           640,000
 Prepaid expenses and other current assets                                           62,493            57,940
                                                                                -----------        ----------
         Total current assets                                                     4,763,222         2,258,303
                                                                                -----------        ----------

Furniture, fixtures and equipment, net                                              139,795           121,159

Goodwill, net                                                                     2,379,787         2,524,927
Note receivable from officer                                                        200,000           200,000
Other assets                                                                         14,230            14,180
                                                                                -----------        ----------
         Total assets                                                             7,497,034         5,118,569
                                                                                ===========        ==========

                  Liabilities and Stockholders' Equity Current liabilities:
 Accounts payable                                                                   748,036           851,898
 Accrued job costs                                                                1,932,418         1,287,904
 Accrued compensation                                                               110,811            32,144
 Other accrued liabilities                                                          548,773           182,846
 Notes payable - SPAR                                                               750,000           750,000
                                                                                -----------        ----------
         Total current liabilities                                                4,090,038         3,104,792
                                                                                -----------        ----------

Stockholders' equity:
 Class A convertible preferred stock , par value $.001;
   authorized 650,000 shares; none issued and outstanding                              --                --
 Class B convertible preferred stock, par value $.001;
   authorized 700,000 shares; none issued and outstanding                              --                --
 Preferred stock, undesignated; authorized 3,650,000
    shares; none issued and outstanding                                                --                --
 Common stock, par value $.001; authorized 25,000,000
   shares;  issued and outstanding 2,880,751 shares at
   September 30, 1996 and 2,604,251 shares at March 31, 1996                          2,880             2,604
 Additional paid-in capital                                                       1,323,850         1,043,526
 Retained earnings                                                                2,080,266           967,647
                                                                                -----------        ----------
         Total stockholders' equity                                               3,406,996         2,013,777
                                                                                -----------        ----------
         Total liabilities and stockholders' equity                               7,497,034         5,118,569
                                                                                ===========        ==========

*The consolidated balance sheet as of March 31, 1996 has been summarized from the Company's audited balance sheet as of that date

See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              Three Month and six month periods ended September 30,
                                  1996 and 1995
                                   (Unaudited)


                                                           Three Months Ended September 30,      Six months Ended September 30,
                                                           --------------------------------      ------------------------------

                                                                 1996            1995               1996            1995
                                                                 ----            ----               ----            ----

Sales                                                         $4,970,286       2,626,900         $9,802,039       7,467,572
Direct expenses                                                3,336,266       1,821,563          6,611,099       5,165,271
                                                              ----------       ---------         ----------       ---------
           Gross Profit                                        1,634,020         805,337          3,190,940       2,302,301
                                                              ----------       ---------         ----------       ---------

Salaries                                                         561,957         518,373          1,110,495       1,044,756
Selling, general and administrative expense                      446,834         583,149            872,227       1,003,240
                                                              ----------       ---------         ----------       ---------
      Total operating expenses                                 1,008,791       1,101,522          1,982,722       2,047,966
                                                              ----------       ---------         ----------       ---------
      Operating income (loss)                                    625,229        (296,185)         1,208,218         254,305

Interest expense, net                                              7,177          38,628             13,305          70,103
                                                              ----------       ---------         ----------       ---------
Income (loss) before income taxes                                618,052        (334,813)         1,194,913         184,202
Provision for income taxes (benefits)                             40,480        (130,161)            82,294          71,839
                                                              ----------       ---------         ----------       ---------
      Net income (loss)                                       $  577,572        (204,652)        $1,112,619         112,363
                                                              ==========       =========         ==========       =========


Net income (loss) per common and common equivalent share:

  Primary                                                     $     0.15      $     (.29)        $     0.32      $     0.09
                                                              ==========       =========         ==========       =========
  Fully diluted                                               $     0.15      $     (.29)        $     0.31      $     0.08
                                                              ==========       =========         ==========       =========

Weighted average number of common and
 common equivalent shares outstanding:

  Primary                                                      3,633,481         698,053          3,507,108       1,248,706
                                                              ==========       =========         ==========       =========
  Fully diluted                                                3,633,481         698,053          3,617,708       1,422,313
                                                              ==========       =========         ==========       =========

See accompanying notes to unaudited consolidated financial statements.

                            INMARK ENTERPRISES, INC.
                 Consolidated Statement of Stockholders' Equity
                       Six months ended September 30, 1996
                                   (Unaudited)





                                        Common Stock              Additional                       Total
                                       par value $.001            Paid - in       Retained      Stockholders'
                                   Shares          Amount          Capital        Earnings        Equity
                                   ------          ------          -------        --------        ------


Balance, March 31, 1996           2,604,251      $    2,604      $1,043,526      $  967,647      $2,013,777


Exercise of warrants                276,500             276         280,324            --           280,600


Net income                             --              --              --         1,112,619       1,112,619
                                  ---------      ----------      ----------      ----------      ----------

Balance, September 30, 1996       2,880,751      $    2,880      $1,323,850      $2,080,266      $3,406,996
                                  =========      ==========      ==========      ==========      ==========









                            INMARK ENTERPRISES, INC.
                      Consolidated Statements of Cash Flows
                  Six months ended September 30, 1996 and 1995
                                   (Unaudited)


                                                                         1996               1995
                                                                         ----               ----
Cash flows from operating activities:
   Net income                                                         $1,112,619           112,363
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                      169,216           273,315
      Deferred income taxes                                                 --              56,191
      Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                  (2,461,055)          946,555
          Increase in prepaid expenses and other current assets           (4,603)          (76,735)
          Decrease in interest and other receivables                      31,040              --
          (Decrease) increase in accounts payable                       (103,862)          555,359
          Increase (decrease) in accrued job costs                       644,514          (146,773)
          Increase in other accrued liabilities                          365,927           100,700
          Increase (decrease) in accrued compensation                     78,667          (509,250)
                                                                       ---------         ---------
          Net cash (used in) provided by operating activities           (167,537)        1,311,725
                                                                       ---------         ---------
Cash flows from investing activities:
   Cash resulting from reverse purchase of Health Image
      Media, Inc.                                                           --             387,780
   Acquisition costs related to management led buyout of SPAR               --            (293,957)
   Purchases of fixed assets                                             (42,712)          (42,468)
                                                                       ---------         ---------
          Net cash (used in) provided by investing activities            (42,712)          (51,355)
                                                                       ---------         ---------
Cash flows from financing activities:
   Repayments of loan payable to SPAR                                       --            (125,000)
   Release of restricted cash from factor                                250,000              --
   Decrease (increase) in due from factor, net                           578,725              --
   Proceeds from exercise of warrants                                    280,600              --
                                                                       ---------         ---------
          Net cash provided by (used in) financing activities          1,109,325          (125,000)
                                                                       ---------         ---------
          Net increase in cash                                           899,076         1,238,080
Cash at beginning of period                                              700,598             1,250
                                                                       ---------         ---------
Cash at end of period                                                 $1,599,674         1,239,330
                                                                      ==========         =========

Supplemental disclosure:
   Interest paid during the period                                    $   37,668             5,338
                                                                      ==========         =========
   Income tax paid during the period                                  $   38,283              --
                                                                      ==========         =========
   Non-cash financing and investing activities:
      Debt payable to shareholders converted to equity                      --             163,783
      Restricted cash of Health Image Media, Inc. acquired in
         reverse purchase                                             $     --             500,000
                                                                      ==========         =========



See accompanying notes to consolidated financial statements.

                    Inmark Enterprises, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

                           September 30, 1996 and 1995


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


(2)  Basis of Presentation

     The Merger has been accounted for as a reverse purchase of the Company by Inmark Services, Inc. and, for financial accounting and reporting purposes, Inmark Services, Inc. is treated as the acquirer of the Company. No goodwill was recognized in the Merger. Operations for the three and six month periods ended September 30, 1995 are solely those of Inmark Services, Inc.

     The interim financial statements of the Company for the three and six month periods ended September 30, 1996 and 1995 have been prepared without audit. In the opinion of management, such financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three and six month periods ended September 30, 1996 are not necessarily indicative of the results for a full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 1996 included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.


(3)  Earnings Per Share

     The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period, plus the assumed exercise of stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock for primary and the period end market price for fully diluted earnings per share. The weighted average number of common shares was computed assuming that the 677,106 shares of the Company's common stock exchanged for the common stock of Inmark Services, Inc. in the Merger were outstanding for the entire interim periods ended September 30, 1995; for the three and six month periods ended September 30, 1996, the actual outstanding common stock of the Company was used in the computation. Stock options and warrants have been excluded from the calculation of the primary and fully diluted earnings per share in any period in which they would be antidilutive.

(4)  Income Taxes

     Federal income taxes have not been provided for the three and six month periods ended September 30, 1996, as any such taxes are expected to be minimal as a result of net operating loss carryforwards. To the extent that net operating loss carryforwards may not be available to offset state and local income taxes, provision for such taxes has been established for the three and six month periods ended September 30, 1996.


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


     The Merger has been accounted for as a reverse purchase of the Company by Inmark Services, Inc. and, for financial accounting and reporting purposes, Inmark Services, Inc. is treated as the acquirer of the Company. Accordingly, the following discussion includes the Company's results of operations for the three and six month periods ended September 30, 1996 compared to the results of operations of Inmark Services, Inc. for the three and six month periods ended September 30, 1995. The following information should be read together with the consolidated financial statements and notes thereto included elsewhere herein.


Results of Operations

     Sales. Sales for the quarter ended September 30, 1996 were $4,970,000 compared to sales of $2,627,000 for the quarter ended June 30, 1995, an increase of $2,343,000 or 89.2%. Sales for the six months ended September 30, 1996 were $9,802,000 compared to sales of $7,468,000 for the six months ended September 30, 1995, an increase of $2,334,000 or 31.3%. The increases in sales for both the quarter and six month periods ended September 30, 1996 were primarily the result of an overall increase in scheduled billings related to contracts in place during the periods.

     Direct Expenses. Direct expenses for the quarter ended September 30, 1996 were $3,336,000, or 67.1% of sales, compared to $1,822,000, or 69.4% of sales, for the comparable prior year quarter. Direct expenses for the six months ended September 30, 1996 were $6,611,000, or 67.4% of sales, compared to $5,165,000, or 69.2% of sales, for the comparable prior year period. The increase in the amount of direct expenses for the quarter and six month periods ended September 30, 1996 principally relates to the comparative increase in contracted sales invoiced in the respective periods, whereas the decrease in direct expenses as a percentage of sales for both the quarter and six month periods ended September 30, 1996 are primarily the result of current client programs which in the aggregate have a higher gross profit margin than the mix of programs in place during the comparable prior year quarter and six month periods.

     As a result of these changes in sales and direct expenses, gross profit for both the quarter and six month periods ended September 30, 1996 increased by $829,000 and $889,000 compared to the prior year respective periods, thereby amounting to $1,634,000 and $3,191,000 for the quarter and six month periods ended September 30, 1996, respectively.

     Operating Expenses. Operating expenses for the quarter ended September 30, 1996 decreased by $93,000 to $1,009,000 compared to $1,102,000 for the quarter ended September 30, 1995. Operating expenses for the six months ended September 30, 1996 decreased by $65,000 to $1,983,000 compared to $2,048,000 for the comparable prior year six month period. Operating expenses as a percentage of sales were 20.3% and 41.9%, respectively, for the quarters ended September 30, 1996 and September 30, 1995 and 20.2% and 27.4% respectively, for the six month periods ended September 30, 1996 and 1995.

     The decrease in operating expenses for both the quarter and six month period ended September 30, 1996 compared to the comparative quarter and six month period of 1995 resulted primarily from the net effect of (i) the elimination of approximately $277,000 of non-recurring acquisition, factoring agreement and merger expenses incurred in the prior year quarter and six month periods, and (ii) a decrease in factoring administrative and facility fees of approximately $63,000 and $175,000, respectively during the quarter and six month periods ended September 30, 1996; offset for the quarter and six month period ended September 30, 1996 by an increase in (i) the total of salaries, related taxes and employee benefits of approximately $58,000 and $81,000, respectively, (ii) selling and related expenses, inclusive of sales commissions, of $90,000 and $177,000, respectively; (iii) legal and accounting expenses, public company and related shareholder reporting expenses and fees to directors, of approximately $18,000 and $73,000, respectively and (iv) other expenses related to the overall increase in level of operations.

     The increase in the total of salaries, related taxes and employee benefits is primarily attributable to added personnel, a general increase in non-executive salaries and the increased cost of medical insurance coverage provided by the Company to its employees whereas the increase in selling and related expenses are attributable to the increase in sales and in the amounted budgeted for marketing, advertising and promoting the Company's identity and services.

     Interest Expense. Net interest expense decreased $31,000 and $57,000, respectively, during the quarter and six month periods ended September 30, 1996. The net interest expense decreases from comparative prior year periods is the result of a reduced balance of notes payable outstanding during the quarter and six month periods ended September 30, 1996 and the respective $11,000 and $23,000 increases in interest earned during such periods.

     Provision For Income Taxes. For the three and six month periods ended September 30, 1996, no provisions for federal income taxes were made, as net operating loss carryovers from prior years are available to offset taxable income; however, for the respective periods, provision for state and local income taxes have been made, at a rate of approximately 7%, as net operating loss carryforwards may not be allowable as an offset against such taxes. For the three and six month periods ended September 30, 1995, provisions for income taxes (benefits) had been made at the then estimated annual effective tax rate of 39% for Inmark Services, Inc.

     Net Income. As a result of the items discussed above, net income for the quarter ended September 30, 1996 was $578,000 compared to a net loss of $205,000 for the comparable prior year quarter, and net income for the six months ended September 30, 1996 was $1,113,000 compared to net income of $112,000 for the six months ended September 30, 1995.



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

     For the six months ended September 30, 1996, cash used in operations amounted to $168,000 and purchases of fixed assets totaled $43,000. Cash provided by the collection of receivable amounts due from the factor and by the release of restricted cash by the factor totaled $829,000, and proceeds from the exercise of warrants amounted to $281,000. As a result, cash increased by $899,000. At September 30, 1996, the Company had cash of $1,600,000 and working capital of $673,000 compared to cash of $701,000 and a negative working capital of $846,000 at March 31, 1996. Stockholders' equity increased by $1,393,000 during the six months ended September 30, 1996 as a result of the Company's net income and the proceeds received from the exercise of outstanding warrants.

     At September 30, 1996, the outstanding principal balance of the notes issued to Spar in the Spar acquisition was $750,000 and on October 1, 1996, the payment due date of the notes, the Company paid Spar the remaining note balances and related accrued interest as required. The Company believes its working capital position will continue to improve as the Company continues to maintain profitable operations thereby negating the need of external financing. Otherwise, the Company will require the continued availability of funding under the factoring agreement or alternatively, will be required to seek external financing, either through additional equity or debt financing. There can be no assurance that the Company will be able to obtain such additional financing, if required.

                           PART II - OTHER INFORMATION


Items 1-5.  Not Applicable


Items 6.     Exhibits and Reports on Form 8-K.

             (a) Exhibits.

                      Exhibit No.                    Description of Exhibit
                      -----------                    ----------------------
                           27                        Financial Data Schedule

             (b) Reports on Form 8-K.  None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INMARK ENTERPRISES, INC.



Dated: November 8, 1996                   By:          /s/ John P. Benfield
                                          -------------------------------------
                                          John P. Benfield, President
                                          (Principal Executive Officer)
                                          and  Director



Dated: November 8, 1996                   By:          /s/ Donald A. Bernard
                                          -------------------------------------
                                          Donald A. Bernard, Executive Vice
                                          President and Chief Financial Officer
                                          (Principal Accounting and Financial
                                          Officer) and Director