Form 10-Q
period 1996-12-31
INMARK ENTERPRISES INC
filed 1997-02-05
CIK 886475

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

                  Yes _x_   No

On February 4, 1997, 2,885,751 shares of the Registrant's Common Stock, par value $.001 a share, were outstanding.


================================================================================

                                      INDEX

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES


                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements of Inmark Enterprises, Inc.
         (Unaudited)

         Consolidated Balance Sheets -
         December 31, 1996 and March 31, 1996                               3

         Consolidated Statements of Operations - Three month and nine
         month periods ended December 31, 1996 and December 31, 1995        4

         Consolidated Statement of Stockholders' Equity -
         Nine month period ended December 31, 1996                          5

         Consolidated Statements of Cash Flows - Nine month periods ended
         December 31, 1996 and December 31, 1995                            6

         Notes to Unaudited Consolidated Financial Statements               7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              8


PART II - OTHER INFORMATION                                                11

Items 1-4.  Not Applicable


Item 5.  Other Information


Item 6.  Exhibits and Reports on Form 8-K.

             (a) Exhibits.

                   Exhibit No.                     Description of Exhibit
                   -----------                     ----------------------
                      27                           Financial Data Schedule


SIGNATURES                                                                12

                         PART I - FINANCIAL INFORMATION

                            INMARK ENTERPRISES, INC.
                          Consolidated Balance Sheets
                      December 31, 1996 and March 31, 1996

                                                                             December 31, 1996    March 31, 1996*
                                                                             -----------------    ---------------
                           Assets                                                (Unaudited)
Current assets:
 Cash and cash equivalents                                                       $   957,833          700,598
 Restricted cash                                                                        --            250,000
 Accounts receivable                                                               1,613,291             --
 Due from factor                                                                        --            578,725
 Interest and other receivables                                                        1,901           31,040
 Deferred tax asset                                                                  690,000          640,000
 Prepaid expenses and other current assets                                           130,585           57,940
                                                                                 -----------      -----------
         Total current assets                                                      3,393,610        2,258,303
                                                                                 -----------      -----------

Furniture, fixtures and equipment, net                                               167,985          121,159

Deferred tax asset                                                                   150,000             --
Goodwill, net                                                                      2,307,217        2,524,927
Note receivable from officer                                                         200,000          200,000
Other assets                                                                          25,986           14,180
                                                                                 -----------      -----------
         Total assets                                                              6,244,798        5,118,569
                                                                                 ===========      ===========

                  Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                                                    941,937          851,898
 Accrued job costs                                                                 1,235,434        1,287,904
 Accrued compensation                                                                 96,310           32,144
 Other accrued liabilities                                                           215,837          182,846
 Notes payable - SPAR                                                                   --            750,000
                                                                                 -----------      -----------
         Total current liabilities                                                 2,489,518        3,104,792
                                                                                 -----------      -----------

Stockholders' equity:
 Class A convertible preferred stock , par value $.001;
   authorized 650,000 shares; none issued and outstanding                               --               --
 Class B convertible preferred stock, par value $.001;
   authorized 700,000 shares; none issued and outstanding                               --               --
 Preferred stock, undesignated; authorized 3,650,000
    shares; none issued and outstanding                                                 --               --
 Common stock, par value $.001; authorized 25,000,000
   shares;  issued and outstanding 2,880,751 shares at
   December 31, 1996 and 2,604,251 shares at March 31, 1996                            2,881            2,604
 Additional paid-in capital                                                        1,323,849        1,043,526
 Retained earnings                                                                 2,428,550          967,647
                                                                                 -----------      -----------
         Total stockholders' equity                                                3,755,280        2,013,777
                                                                                 -----------      -----------
         Total liabilities and stockholders' equity                                6,244,798        5,118,569
                                                                                 ===========      ===========

* The consolidated balance sheet as of March 31, 1996 has been summarized from the Company's audited balance sheet as of that date.

See accompanying notes to consolidated financial statements

                            INMARK ENTERPRISES, INC.
                     Consolidated Statements of Operations
      Three Month and Nine Month Periods Ended December 31, 1996 and 1995
                                  (Unaudited)




                                                        Three Months Ended December 31,      Nine Months Ended December 31,

                                                           1996               1995               1996               1995
                                                       ------------       ------------       ------------       ------------

Sales                                                  $  3,665,711          3,624,084       $ 13,467,749         11,091,655
Direct expenses                                           2,407,384          2,571,114          9,018,482          7,736,384
                                                       ------------       ------------       ------------       ------------
    Gross Profit                                          1,258,327          1,052,970          4,449,267          3,355,271
                                                       ------------       ------------       ------------       ------------

Salaries                                                    670,587            533,881          1,779,824          1,477,752
Selling, general and administrative expense                 331,342            536,218          1,204,828          1,640,343
                                                       ------------       ------------       ------------       ------------
      Total operating expenses                            1,001,929          1,070,099          2,984,652          3,118,095
                                                       ------------       ------------       ------------       ------------

      Operating income (loss)                               256,398            (17,129)         1,464,615
                                                                                                                     237,176
Other income                                                   --              177,277               --              177,277
Interest (income) expense, net                              (15,208)            16,660             (1,903)            86,762
                                                       ------------       ------------       ------------       ------------

Income before income taxes                                  271,606            143,488          1,466,518            327,691
Provision for income taxes                                  (76,679)            14,079              5,615             85,917
                                                       ------------       ------------       ------------       ------------

      Net income                                       $    348,285            129,409       $  1,460,903            241,774
                                                       ============       ============       ============       ============


Net income per common and common equivalent share:

  Primary                                              $       0.09       $       0.05       $       0.40       $       0.18
                                                       ============       ============       ============       ============

  Fully diluted                                        $       0.09       $       0.05       $       0.39       $       0.17
                                                       ============       ============       ============       ============


Weighted average number of common and
 common equivalent shares outstanding:

  Primary                                                 3,701,810          2,685,912          3,646,312          1,389,684
                                                       ============       ============       ============       ============

  Fully diluted                                           3,711,168          2,700,975          3,700,672          1,425,556
                                                       ============       ============       ============       ============


See accompanying notes to unaudited consolidated financial statements.

                            INMARK ENTERPRISES, INC.
                 Consolidated Statement of Stockholders' Equity
                      Nine Months Ended December 31, 1996
                                  (Unaudited)


                                          Common Stock          Additional                        Total
                                         par value $.001         Paid - in       Retained      Stockholders'
                                   Shares          Amount         Capital        Earnings         Equity
                                   ------          ------         -------        --------         ------

Balance, March 31, 1996          2,604,251      $    2,604      $1,043,526      $  967,647      $2,013,777


Exercise of warrants               276,500             277         280,323            --           280,600


Net income                            --              --              --         1,460,903       1,460,903
                                ----------      ----------      ----------      ----------      ----------


Balance, December 31, 1996       2,880,751      $    2,881      $1,323,849      $2,428,550      $3,755,280
                                ==========      ==========      ==========      ==========      ==========


                            INMARK ENTERPRISES, INC.
                     Consolidated Statements of Cash Flows
                  Nine Months Ended December 31, 1996 and 1995
                                  (Unaudited)


                                                                        1996                1995
                                                                        ----                ----
Cash flows from operating activities:
   Net income                                                        $ 1,460,903           241,774
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                      255,947           412,057
      Deferred income taxes                                             (200,000)           73,285
      Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                  (1,613,291)          897,613
          Increase in prepaid expenses and other current assets          (84,451)          (19,932)
          Decrease (increase) in interest and other receivables           29,139           (82,965)
          Increase (decrease) in accounts payable                         90,039          (884,072)
          (Decrease) increase in accrued job costs                       (52,470)          515,038
          Increase in other accrued liabilities                           32,991           103,093
          Increase (decrease) in accrued compensation                     64,166          (519,250)
                                                                     -----------       -----------
          Net cash (used in) provided by operating activities            (17,027)          736,641
                                                                     -----------       -----------

Cash flows from investing activities:
   Cash resulting from reverse purchase of Health Image
      Media, Inc.                                                           --             387,780
   Acquisition costs related to management led buyout of SPAR               --            (294,429)
   Purchases of fixed assets                                             (85,063)          (65,781)
                                                                     -----------       -----------
            Net cash (used in) provided by investing activities          (85,063)           27,570
                                                                     -----------       -----------

Cash flows from financing activities:
   Repayments of loan payable to SPAR                                   (750,000)         (922,000)
   Release of restricted cash from factor                                250,000           250,000
   Decrease in due from factor, net                                      578,725              --
   Proceeds from exercise of warrants                                    280,600              --
                                                                     -----------       -----------
          Net cash provided by (used in) financing activities            359,325          (672,000)
                                                                     -----------       -----------
          Net increase in cash                                           257,235            92,211

Cash at beginning of period                                              700,598             1,250
                                                                     -----------       -----------
Cash at end of period                                                $   957,833            93,461
                                                                     ===========       ===========

Supplemental disclosure:
   Interest paid during the period                                   $    38,294            38,520
                                                                     ===========       ===========
   Income tax paid during the period                                 $   247,200              --
                                                                     ===========       ===========
   Non-cash financing and investing activities:
      Debt payable to shareholders converted to equity                      --             163,783
      Restricted cash of Health Image Media, Inc. acquired in
         reverse purchase                                            $      --             500,000
                                                                     ===========       ===========



See accompanying notes to consolidated financial statements.

                   Inmark Enterprises, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

                           December 31, 1996 and 1995


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


(2)  Basis of Presentation

     The Merger has been accounted for as a reverse purchase of the Company by Inmark Services, Inc. and, for financial accounting and reporting purposes, Inmark Services, Inc. is treated as the acquirer of the Company. No goodwill was recognized in the Merger. The financial statements for the nine months ended December 31, 1995 consist of the results of operations solely of Inmark Services, Inc. for the six months ended September 30, 1995 and the results of operations of the consolidated company for the three months ended December 31, 1995.

     The interim financial statements of the Company for the three and nine month periods ended December 31, 1996 and 1995 have been prepared without audit. In the opinion of management, such financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three and nine month periods ended December 31, 1996 are not necessarily indicative of the results for a full year.

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


(3)  Earnings Per Share

     The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period, plus the assumed exercise of stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock for primary and the period end market price for fully diluted earnings per share. The weighted average number of common shares was computed assuming that the 677,106 shares of the Company's common stock exchanged for the common stock of Inmark Services, Inc. in the Merger were outstanding until September 29, 1995, and thereafter, the actual outstanding common stock and common stock equivalents of the Company were used in the computation. Stock options and warrants have been excluded from the calculation of the primary and fully diluted earnings per share in any period in which they would be antidilutive.

(4)  Income Taxes

     The provision for income taxes for the three and nine month periods ended December 31, 1996 includes deferred tax benefits arising from the reduction of the valuation allowance for deferred tax assets, as a result of management's belief that it is more likely than not that such assets will be realized in utilization of prior years' net operating loss carryforwards. To the extent that net operating loss carryforwards may not be available to offset state and local income taxes, provision for such taxes has been established for the three and nine month periods ended December 31, 1996.


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

     The Merger has been accounted for as a reverse purchase of the Company by Inmark Services, Inc. and, for financial accounting and reporting purposes, Inmark Services, Inc. is treated as the acquirer of the Company. Accordingly, the following discussion compares the Company's consolidated results of operations for the three and nine month periods ended December 31, 1996 to the Company's consolidated results of operations for the three months ended December 31, 1995 and the Company's results of operations for the nine months ended December 31, 1995, consisting of the results of operations solely of Inmark Services, Inc. for the six month period ended September 30, 1995 and the results of operations of the consolidated Company for the quarter ended December 31, 1995. The following information should be read together with the consolidated financial statements and notes thereto included elsewhere herein.


Results of Operations

     Sales. Sales for the quarter ended December 31, 1996 were $3,666,000 compared to sales of $3,624,000 for the quarter ended December 31, 1995, an increase of $42,000 or 1.2%. Sales for the nine months ended December 31, 1996 were $13,468,000 compared to sales of $11,092,000 for the nine months ended December 31, 1995, an increase of $2,376,000 or 21.4%. The marginal increase in sales for the quarter ended December 31,

1996, not withstanding the overall increase for the nine month period, is consistent with the pattern of having a lesser amount of contract billings scheduled for a December 31 ended quarter; whereas the increase in sales for the nine month period ended December 31, 1996 was primarily the result of the overall increase in progress billings related to contracts in place during the period.

     Direct Expenses. Direct expenses for the quarter ended December 31, 1996 were $2,407,000, or 65.7% of sales, compared to $2,571,000, or 70.9% of sales, for the comparable prior year quarter. Direct expenses for the nine months ended December 31, 1996 were $9,018,000, or 67.0% of sales, compared to $7,736,000, or
69.7% of sales, for the comparable prior year period. The decrease in the amount of direct expenses for the quarter ended December 31, 1996 was primarily the result of higher gross profit margin contract billings during the period compared to the comparable prior year quarter. The increase in the amount of direct expenses for the nine month period ended December 31, 1996 principally relates to the comparative increase in contracted sales for the period, whereas the decrease in direct expenses as a percentage of sales for the nine month period ended December 31, 1996 was primarily the result of current client programs which in the aggregate have a higher gross profit margin than the mix of programs in place during the comparable prior year nine month period.

     As a result of these changes in sales and direct expenses, gross profit for both the quarter and nine month periods ended December 31, 1996 increased by $205,000 and $1,094,000 compared to the prior year respective periods, thereby amounting to $1,258,000 and $4,449,000 of gross profit for the quarter and nine month periods ended December 31, 1996, respectively.

     Operating Expenses. Operating expenses for the quarter ended December 31, 1996 decreased by $68,000 to $1,002,000 compared to $1,070,000 for the quarter ended December 31, 1995. Operating expenses for the nine months ended December 31, 1996 decreased by $133,000 to $2,985,000 compared to $3,118,000 for the comparable prior year nine month period. Operating expenses as a percentage of sales were 27.3% and 29.5%, respectively, for the quarters ended December 31, 1996 and December 31, 1995 and 22.2% and 28.1% respectively, for the nine month periods ended December 31, 1996 and 1995.

     The decrease in operating expenses for both the quarter and nine month period ended December 31, 1996 compared to the comparative quarter and nine month period of 1995 resulted primarily from the net effect of (I) the elimination of approximately $158,000 and $338,000 respectively, of non-recurring acquisition, factoring agreement and merger expenses incurred in the prior year quarter and nine month period, and (ii) a decrease in factoring administrative and facility fees of approximately $83,000 and $278,000, respectively during the quarter and nine month periods ended December 31, 1996; offset for the quarter and nine month period ended December 31, 1996 by an increase in (I) the total of salaries, related taxes and employee benefits of approximately $137,000 and $302,000, respectively, (ii) selling and related expenses, inclusive of sales commissions, of $5,000 and $170,000, respectively;
(iii) public company and related shareholder reporting expenses and fees to directors, of approximately $5,000 and $50,000, respectively and (iv) other expenses related to the overall increase in level of operations.

     The increase in the total of salaries, related taxes and employee benefits is primarily attributable to added personnel, a general increase in non-executive salaries and the increased cost of medical insurance coverage provided by the Company to its employees. The increase in selling and related expenses is attributable to the increase in sales and in the amount budgeted for marketing, advertising and promotion.

     Other Income. Included in other income during the three and nine month periods ended December 31, 1995 was a $150,000 payment received from Rx Returns, Inc. in partial payment of amounts due to the Company in connection with a court approved settlement of legal proceedings; whereas additional payments were not received by the Company during the nine month period ended December 31, 1996. Although the Company, pursuant to the settlement agreement, is entitled to receive additional payments from Rx Returns, Inc., Rx Returns, Inc. currently is in breach of its payment obligations, and there can be no assurance that the Company will receive additional payments. Accordingly, the Company has not recorded any additional amounts due.

     Interest Income/Expense. Net interest income was generated during the quarter and nine month periods ended December 31, 1996 as a result of interest expense decreases and earnings on cash equivalents. The interest expense decreases from comparative prior year periods is the result of the reduced balance and final payment on October 1, 1996 of the notes payable outstanding during the quarter and nine month periods ended December 31, 1996. Interest earned on cash equivalents during such periods amounted to $16,000 and $40,000, respectively.

     Provision For Income Taxes. For the three and nine month periods ended December 31, 1996, the provision for income taxes includes deferred tax benefits arising from the reduction of the valuation allowance for deferred tax assets anticipated to be realized in utilization of prior years' net operating loss carryforwards. For the respective periods, provision for state and local income taxes has been made, at estimated effective annual rates, as net operating loss carryforwards may not be allowable as an offset against such taxes. For the three and nine month periods ended December 31, 1995, provisions for income taxes had been made at the then estimated annual effective tax rates.

     Net Income. As a result of the items discussed above, net income for the quarter ended December 31, 1996 was $348,000 compared to net income of 129,000 for the comparable prior year quarter, and net income for the nine months ended December 31, 1996 was $1,461,000 compared to net income of $242,000 for the nine months ended December 31, 1995.



Liquidity and Capital Resources.

     The Company's operating activities and other commitments until April 24, 1996 were funded with the sale of accounts receivable pursuant to a factoring agreement and with cash provided from operations. Effective April 24, 1996, the Company entered into a one year factoring agreement, which replaced its prior factoring agreement, pursuant to which the Company may receive advances of up to 75% of those of its accounts receivable which the Company, at its discretion, elects to sell to the factor. Total advances may not exceed $2,000,000 at any given time during the term of the factoring agreement. In connection with the factoring agreement, the Company paid a one time closing fee of $25,000 and pays an administration fee and facility fee based upon the same terms upon which such fees were paid under its earlier factoring agreement. In connection with the termination of its earlier factoring agreement, the $250,000 cash collateral deposit balance pledged to the factor was released together with the accrued interest thereon.

     For the nine months ended December 31, 1996, cash used in operations amounted to $17,000 and purchases of fixed assets totaled $85,000. Cash provided by the collection of receivable amounts due from the factor and by the release of restricted cash by the factor totaled $829,000, and proceeds from the exercise of warrants amounted to $281,000. On October 1, 1996, the Company paid to Spar the entire $750,000 outstanding principal balance and accrued interest on the notes issued to Spar in the Spar acquisition. As a net result of the above, cash increased by $257,000. At December 31, 1996, the Company had cash of $958,000 and working capital of $904,000 compared to cash of $701,000 and a negative working capital of $846,000 at March 31, 1996. Stockholders' equity increased by $1,742,000 during the nine months ended December 31, 1996 as a result of the Company's net income and the proceeds received from the exercise of outstanding warrants.


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

                           PART II - OTHER INFORMATION


Items 1-4.  Not Applicable


Item 5.     Other Information.

Commencing December 17, 1996, the Company's Units, Common Stock and Class A and Class B Warrants resumed trading on the Nasdaq SmallCap Market under the symbols IMKEU, IMKE, IMKEW and IMKEZ, respectively. Previously, the Company's securities had been traded in the over-the-counter market on the Electronic Bulletin Board. The Company believes that the resumption of trading on the SmallCap Market will enhance the liquidity and marketability of its securities.


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

                                       INMARK ENTERPRISES, INC.



Dated: February 4, 1997                By:      /s/ John P. Benfield
                                          -----------------------------------
                                          John P. Benfield, President
                                          (Principal Executive Officer)
                                          and Director



Dated: February 4, 1997                By:      /s/ Donald A. Bernard
                                          -----------------------------------
                                          Donald A. Bernard, Executive Vice
                                          President and Chief Financial Officer
                                          (Principal Accounting and Financial
                                          Officer) and Director











12