Form 10-K
period 1997-03-31
INMARK ENTERPRISES INC
filed 1997-06-27
CIK 886475

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

 x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended March 31, 1997 (Fee Required)

                  OR

---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________  to __________ (No Fee Required)

                         Commission file number 0-20394

                            INMARK ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                    06-1340408
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)


      One Plaza Road, Greenvale, New York                     11548
    (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (516) 625-3500

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

                                Class A Warrants
                                ----------------
                                (Title of Class)

                                Class B Warrants
                                ----------------
                                (Title of Class)

                                      Units
                                      -----
                                (Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_    No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of June 24, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $9,009,136.50.

     As of June 24, 1997, 2,835,751 shares of Common Stock, $.001 par value, were outstanding.


================================================================================

                                     PART I

Item 1.  Business.

General Introduction

     Inmark Enterprises, Inc., together with its wholly-owned subsidiaries, Inmark Services, Inc. and North American Holding Corp. (collectively, the "Company" or "Inmark"), is a marketing and sales promotion organization which develops and implements customized, national, regional and local consumer and trade promotion programs principally for Fortune 500 manufacturers. Inmark's promotional programs are designed to enhance the value of its clients' budgeted expenditures and achieve, in an objectively measurable way, its clients' specific marketing and promotional objectives. The Company's programs in many instances target the participation and cooperation of a specific retail chain or groups of retailers or other sources of distribution to attain results in the form of increased in-store product displays, related consumer purchases and enhanced product brand name recognition.

     The Company was initially formed under the laws of the State of Delaware in March 1992 as Health Image Media, Inc. Its principal offices are located at One Plaza Road, Greenvale, New York 11548, and its telephone number is 516-625-3500.

     The Company began to engage in its current operations on September 29, 1995 upon consummation of its merger transaction (the "Merger") as a result of which Inmark Services, Inc., a New York corporation, became a wholly-owned subsidiary of the Company and the management of Inmark Services, Inc. became the executive management of the Company. Previously, the Company had been engaged in unrelated activities. See "Prior Activities".

Description of Business

     General. Inmark is a marketing and sales promotion organization which develops and implements customized, national, regional and local consumer and trade promotion programs principally for Fortune 500 packaged goods manufacturers. Inmark's promotional programs are designed to enhance the value of its clients' budgeted expenditures and achieve, in an objective and measurable way, its clients' specific marketing and promotional objectives. Inmark's programs in many instances target the participation and cooperation of a specific retail chain or group of retailers or other sources of distribution (the "Trade") to attain results in the form of increased in-store product display, related consumer purchases and enhanced product brand name recognition.

     Inmark's services generally include: (a) assisting its clients in identifying and defining specific objectives and advising on the deployment of budgeted amounts to achieve its objective and maximize value; (b) developing the concept and subsequently creating the consumer and trade promotional program and
(c) implementing turnkey programs, including providing documentation, program manuals and artwork, training a client's marketing and sales staffs, buying media and merchandise, designing in-store displays, commercial editing, coordination and trafficing of media and total program administration.

     Inmark combines the needs of its clients and those of their sales forces and the needs of its clients' Trade outlets with Inmark's experience, techniques and proprietary systems to provide solutions and measurable results. A typical program will integrate numerous promotional techniques which take into consideration a number of factors, including: (a) the channel of Trade on which the client is focused and a determination of the most effective manner to obtain distribution support for the client's product; (b) the means by which to best educate the client's sales force in soliciting Trade support for the client's products without creating excessive or burdensome administrative details; and
(c) the ultimate consumer of the client's products. Distinct from many promotion and marketing companies which may have adopted a specific promotional program or technique regardless of the product, Inmark's programs are tailored to the client's particular goals and may include various components, including promotional broadcast media, premium incentives to Trade employees and representatives, in-store merchandising and sampling, commercial tagging, specialty printing, licensing and point-of-purchase displays.

     Industry Background. Packaged goods manufacturers typically employ two separate but related marketing programs to sell their products. First they will undertake a general advertising campaign, often engaging an advertising agency, to create an image for their product and to communicate that image to the consumer, typically employing television and radio as well as print media and other forms of communication designed to generate brand recognition and product awareness among consumers. Second, they will undertake a promotional advertising program, often on a local or regional rather than national level, which may be targeted to the retail trade or other point of consumer distribution to induce the Trade to display and carry their products, and targeted to the consumer to promote purchases and further increase brand name recognition. Promotion advertising may include broadcast media and employ or integrate portions of the image created through the general advertising campaign, but it will typically be more "directed" to the point of purchase, employing techniques such as couponing, sampling, incentives to the Trade, merchandising and licensing and similar efforts.

     According to Promo Magazine's 1996 Annual Report on the Promotion Industry, the promotion industry grew by a healthy 6.7% as consumer and trade promotion expenditures reached $200.3 billion during 1995, of which trade promotion expenditures accounted for $130.3 billion, or 65% of the total, and consumer promotion expenditures accounted for $70.0 billion, or 35% of the total. According to the Annual Report, trends indicate a continuing increase in in-store and local market directed promotions. Additionally, packaged goods manufacturers continue to downsize their in-house marketing and promotion personnel to reduce general and administrative expenses, and correspondingly have increased their use of third party promotions businesses, such as Inmark, to utilize cost effective, innovative and efficient promotional programs maximizing budgeted expenditures.

     Inmark's Programs. Inmark believes that it is well-positioned to meet the increasing demands of consumer product manufacturers by offering a range of customized, rather than "off the shelf", promotional programs, providing turnkey implementation, and utilizing its creative development tools, sales support, relationships with media outlets, promotional products, and administrative services, supported with an innovative management information system, to gather, monitor, track and report the implementation status of each program. Inmark's ability to capture data regarding sales activity and Trade acceptance of a particular program on a real time basis enables Inmark and its clients to continually monitor and adjust the program to maximize its effectiveness. An Inmark promotional program promotes a client's products on a uniform basis nationwide or may be otherwise tailored for a particular regional or local market for a specific product. A program, localized for specific markets or products, can be coordinated with respect to both timing and expenditure, to run simultaneously with individual and customized programs nationwide.

     Inmark's promotional campaign strategies are typically implemented with the use of one or more of the following promotional products:

          o Promotional Radio - Broadcast time for traditional concept, image and brand recognition advertising and as an incentive for Trade participation. The value of broadcast time made available to the Trade for its own discretionary use is a significant inducement for Trade participation and support of a promotional program as it represents media which the Trade would otherwise have to purchase. Trade participation for a client often takes the form of tangible merchandising performance such as additional display of a client's products within the Trade's stores, an increase in the product inventory throughout the Trade's chain, a Trade's coupon circular or solo-mailers referencing and promoting the client's product, or the Trade permitting product sampling within one or more stores in the chain.

          o Promotional Television - Broadcast time, to achieve the objectives similar to that of promotional radio, to create an incentive for Trade participation. Added advertising value for the Trade in having a client's television commercial edited and integrated by Inmark to include a specific Trade customer's name, logo and feature activity in with the client's television advertising provides an incentive similar to promotional radio for Trade participation in the promotional program.

          o Dealer Loaders - Awards, of various types and value, consisting of merchandise, travel, entertainment and or other services, are offered to the Trade in return for providing specific in-store merchandising on behalf of a client's product.

          o Trade/Account Specific Consumer Promotions - A full range of consumer in-store promotional programs, integrated with Trade-directed promotion programs, which are designed to increase consumer interest in a client's products and increase brand name recognition, such as: (a) merchandise giveaways in conjunction with product purchases; (b) vacation and product sweepstakes (Inmark will design display materials, write the rules, qualify the winners and arrange travel plans or product ordering);
     (c) product sampling in one or more stores; and (d) traditional couponing.

     Marketing Strategy. Inmark's marketing strategy is to offer its clients creative promotional programs intended to produce objectively measurable results while removing from clients the significant burden of administrative and logistical details necessarily associated with such programs. This strategy has focused, and in the future will continue to focus, toward clients in the packaged goods industry, where ample opportunities continue to exist. However, Inmark also has broadened its strategy and intends to offer its trade and consumer promotion products to clients in other industries, such as financial services, health care and transportation to name a few, which also are expected to benefit from a comprehensive customized program on a turnkey implementation basis.

     Inmark believes that its strategy of attempting to provide comprehensive solutions to its client's promotional advertising programs not only distinguishes it from certain of its competitors, which provide only specific promotional programs without the office and field support (an integral part of Inmark Services' business) but also is more attuned to the client's needs, particularly as clients seek to contract out all promotional advertising for a specific product as a result of downsizing their in-house capabilities.

     Inmark's sales and marketing activities are conducted by its direct sales force of eleven people. Inmark's marketing and sales activities are directed from Inmark's headquarters located in Greenvale, New York and additional sales offices in Barrington, Illinois, Birmingham, Alabama, Bloomington, Minnesota, Irvine and San Francisco, California, Phoenix, Arizona and Worcester, Pennsylvania.

     Customers. Inmark's principal clients are packaged goods manufacturers, generally among the Fortune 500, which are actively engaged in promoting their products to both the Trade and consumer. Inmark's clients include, among others, Colgate-Palmolive Company, The Pillsbury Company, Coca-Cola Foods, CPC Specialty Markets, CIBA Consumer Pharmaceuticals, Kikkoman International Inc. and Perrier Group of America. For the fiscal years ended March 31, 1997 and March 31, 1996, Inmark had one client, Colgate-Palmolive Company, which accounted for approximately 48.9% and 51.6%, respectively, of its revenues. For the fiscal year ended March 31, 1995, Spar, Inmark's predecessor, had one client, The Pillsbury Company, which accounted for approximately 55.9% of its revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of Inmark". Unlike traditional general advertising firms, which are engaged as agents of record on behalf of packaged goods manufacturers, promotional companies, including Inmark, typically are engaged on a product-by-product, or project-by-project basis. Although Inmark's contracts with its clients are executed on a project-by-project basis, the relationship of Inmark and its predecessors with certain of their clients has continued for in excess of 20 years.

     Competition. The market for promotional services is highly competitive, with hundreds of companies claiming to provide various services in the promotion industry. In general, Inmark's competition is derived from two basic groups (which market their services to packaged goods manufacturers): (a) other full service promotion agencies and (b) companies which specialize in one specific aspect or niche of a general promotional program. Other full service promotion agencies may be a part of or affiliated with larger general advertising agencies such as the Cato Johnson relationship with Young & Rubicam, Impact with Foote Cone Belding and J. Brown/LMC with Grey Advertising, all of which have greater financial and marketing resources available than Inmark. Niche competitors include Don Jagoda, Inc., which specializes in sweepstakes; Act Media, Inc., a subsidiary of Heritage Media, Inc., which specializes in a broad range of in-store programs; and Catalina Marketing, Inc., which specializes in cash register couponing programs. Certain of these niche companies may have greater financial and marketing resources than those available to Inmark. Inmark competes on the basis of the quality and the degree of comprehensive service which it provides to its clients. There can be no assurance that Inmark will be able to continue to compete successfully with existing or future industry competitors.

Prior Activities

     The Company was formed initially as Health Image Media, Inc. to publish and distribute a free, controlled circulation magazine, Rx REMEDY, which was devoted primarily to health, pharmacy and drug concerns with a focus directed to consumers aged 55 and over. The inaugural issue of Rx REMEDY was launched during July 1992, with additional issues published through April 1993.

     In light of ongoing concerns expressed by the Board of Directors regarding disappointing operating results and lower than anticipated advertising revenues, as well as a determination to preserve the Company's then existing cash resources, the Company ceased publication of the magazine in April

1993. On June 18, 1993, the Company assigned all of its assets relating to the Company's magazine to KSP, Inc. ("KSP"), a corporation formed by certain of the Company's then stockholders (including its then President and Chief Executive Officer), in consideration for the transfer by KSP to the Company of approximately 19% of the Company's then issued and outstanding Common Stock then owned by KSP (which had been contributed to KSP by its stockholders) (the "KSP Transaction"). As part of the KSP Transaction, KSP assumed all of the liabilities of the Company relating to the magazine, and the Company paid $656,735 in cash to KSP. Additionally, certain stockholders of the Company (all of whom also were the stockholders of KSP, including the former executive officers of the Company) and the Company executed mutual general releases, and certain pending litigation was dismissed.

     Following the KSP Transaction, the Company had no operating business and its assets consisted principally of cash and marketable securities. During the remainder of fiscal year 1994 and during fiscal year 1995 until the Merger in September 1995, the Company's Board of Directors evaluated a number of potential acquisition opportunities. In two instances, the Company executed letters of intent; however, in both cases, negotiations were terminated by the Company prior to execution of definitive agreements, principally as a result of certain issues which had been raised in the course of the Company's due diligence investigations. In another proposed transaction, the Company entered into an Agreement and Plan of Merger with Rx Returns, Inc. ("Rx Returns"), pursuant to which the Company's wholly-owned subsidiary would have merged into Rx Returns and the Company would have issued shares of the Company's Common Stock to the Rx Returns stockholders representing approximately 25% of the shares to be then issued and outstanding. Rx Returns is a privately-held national return goods service organization covering the pharmaceutical, over-the-counter and health and beauty aid industries. On May 18, 1994, the Company terminated the merger agreement on the basis of, among other things, a material adverse change in the business of Rx Returns. Immediately following the termination by the Company, Rx Returns also terminated the merger agreement. Thereafter, litigation was instituted against the Company and its directors by Rx Returns and certain of its stockholders as well as certain purported stockholders of the Company, in connection with the terminated merger transaction. The Company also commenced litigation in connection with a default by Rx Returns in repaying certain indebtedness owed to the Company. See "Legal Proceedings."

     Following the termination of the merger agreement with Rx Returns, the Company continued to seek other potential acquisition opportunities. As a result of its continuing investigation, on April 25, 1995, the Company entered into an Agreement and Plan of Merger and Plan of Reorganization (the "Merger Agreement") with Inmark Services, Inc. and its three stockholders. On September 29, 1995 Inmark Services, Inc. was merged into a newly formed wholly-owned subsidiary of the Company, InMark Acquisition Corp., a Delaware corporation, and the stockholders of Inmark Services, Inc. received shares of Common Stock of the Company constituting 26% of the Common Stock issued and outstanding immediately following the Merger in exchange for their shares of Inmark Services, Inc. Inmark Services, Inc. was a new corporation formed on February 11, 1995 to acquire the assets and assume certain liabilities of SPAR Promotion & Marketing Services, Inc. ("Spar"), a sales promotion and marketing firm, pursuant to a management led buy-out by the Inmark stockholders which was consummated as of April 3, 1995. As a result of the acquisition of Spar, Inmark Services, Inc. succeeded to Spar's business which is the business in which the Company currently is engaged. Following the Merger, InMark Acquisition Corp. changed its name to Inmark Services, Inc. and the Company (formerly Health Image Media, Inc.) changed its name to Inmark Enterprises, Inc.

Employees

     The Company currently employs 37 persons, eleven of whom are engaged in sales, sixteen in marketing support programs and program management and ten in finance and administration. None of Company's employees is represented by a labor organization and the Company considers the relationships with its employees to be good.


Item 2.  Properties.

     Upon consummation of its Merger, the Company's principal offices were relocated from 405 Park Avenue, New York, New York to approximately 5,500 sq. ft. of leased office space at One Plaza Road, Greenvale, New York. The Company also leases sales offices in office buildings for approximately 800 sq. ft. at 50 N. Ela Street, Barrington, Illinois 60010, approximately 900 sq. ft. at 870 Market Street, San Francisco, California 94102 and approximately 200 sq. ft at One Park Plaza, Irvine, California 92614. Each of the Company's office leases is short term and annually renewable with current annual rent fixed at approximately $77,000, $12,000, $17,000 and $6,500 for Greenvale, New York, Barrington, Illinois, San Francisco and Irvine, California, respectively.


Item 3.  Legal Proceedings.

     On November 8, 1994, the Company was served with a complaint filed in the Court of Common Pleas in Berks County, Pennsylvania by Rx Returns, Inc., a Pennsylvania corporation ("Rx Returns") and certain of its stockholders against the Company, its then directors, including Robert F. Hussey and Courtlandt G. Miller, and its wholly-owned subsidiary, North American Holding Corp., alleging, among other things, that the Company had breached obligations owing the plaintiffs in terminating the merger agreement with Rx Returns. The plaintiffs were joined by three alleged stockholders of the Company, purportedly owning an aggregate of 1,600 shares, alleging that the directors breached their fiduciary duty to the Company's stockholders by terminating the merger agreement prior to a vote of stockholders. The plaintiffs sought the Court to compel the Company to call a special meeting of its stockholders to vote upon the merger and to pursue the merger if so approved. On November 28, 1994, the Company filed preliminary objections to the complaint.

     On November 14, 1994, a $1,270,000 loan provided by the Company to Rx Returns in connection with the proposed merger agreement became due and payable. Rx Returns defaulted in payment of the amount due plus accrued interest and on November 21, 1994, the Company entered judgment against Rx Returns in the Federal District Court of the Eastern District of Pennsylvania placing a lien against assets of Rx Returns. The Company notified the guarantors of the loan of the default by Rx Returns and exercised its right to take possession of the pledged shares constituting approximately 40% of the outstanding shares of Rx Returns. The Company also informed Rx Returns that it intended to take appropriate action to collect the loan, including, if necessary, causing a liquidation of Rx Returns.

     The foregoing was superseded when, on December 18, 1995, the Court of Common Pleas of Berks County, Pennsylvania signed an order approving the Company's settlement agreement with Rx Returns, certain of its stockholders and certain stockholders of the Company. Under the settlement agreement Rx Returns agreed to pay the Company $1,075,000 over a period of time in satisfaction of the loan and to discontinue, with prejudice, all claims filed against the Company, including the stockholder derivative claims. As part of the settlement, the Company also received as collateral 30% of the outstanding capital stock of Rx Returns which is redeemable by Rx Returns only after all amounts due the Company in the settlement are paid. As a result of the settlement agreement, all pending litigation against the Company and certain of its current and former directors, including the derivative stockholder claims, and all pending litigation brought by the Company against Rx Returns in Federal District Court in the Eastern District of Pennsylvania was dismissed.

     Except for repayment of approximately $200,000, Rx Returns has failed to make the installment payments of its loan to the Company as required by the settlement agreement and, therefore, is in default of the settlement agreement. As a result of the default, the total payment due to the Company from Rx Returns increased to $1,325,000. The Company has notified Rx Returns of the default and the Company currently is considering its available remedies, including, but not limited to exercising its rights as a secured creditor of the assets of Rx
Returns and exercising its rights against Rx Returns' guarantors and taking possession of the shares of Rx Returns capital stock pledged by them as collateral security of their guarantee obligations. There can be no assurance, however, that any of these remedies will result in the Company being repaid in full, or otherwise. In its financial statements, the Company carries the Rx Return loan at a zero valuation.


Item 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

     From the Company's initial public offering on October 20, 1992 until September 28, 1994, the Company's Units, Common Stock, Class A Warrants and Class B Warrants were traded in the over-the-counter market and included for quotation on the Nasdaq SmallCap Market under the symbols RXRXU, RXRX, RXRXW and RXRXZ, respectively. On September 28, 1994, the Company's securities were delisted from the SmallCap Market for failure to meet certain qualification criteria. From September 28, 1994, until December 17, 1996, the Company's securities were traded over-the-counter on the OTC Electronic Bulletin Board. On completion of the Company's Merger, the Company's name was changed to Inmark Enterprises, Inc. and accordingly, as of October 19, 1995, the Company's Units, Common Stock, Class A Warrants and Class B Warrants began trading over- the-counter on the OTC Electronic Bulletin Board under the symbols IMKEU, IMKE, IMKEW and IMKEZ, respectively. As of December 17, 1996, the Company's Units, Common Stock, Class A Warrants and Class B Warrants were approved for quotation and trading on the Nasdaq SmallCap Market under the same symbols. The following table sets forth for the periods indicated, through December 16, 1996, the high and low bid prices and as of December 17, 1996 the high and low trade prices for the Units, Common Stock, Class A Warrants and Class B Warrants as reported by NASDAQ. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


                                                                      Class A             Class B
                              Units           Common Stock            Warrants            Warrants
                              -----           ------------            --------            --------
                          High      Low      High      Low        High      Low       High     Low
                          ----      ---      ----      ---        ----      ---       -----    ---
Fiscal Year 1996
----------------

First Quarter             3        1 5/8    2 1/8      1 5/8      9/16       1/4      1/4       1/8

Second Quarter            4 3/4    1 1/8    3 1/4      1 1/4      7/8        1/8      1/2       1/8

Third Quarter             4 1/2    1 1/2    3 1/2      1 1/4      1          3/8      5/8       1/4

Fourth Quarter            3 1/4    1 1/8    3          1 1/4      1/2        1/4      1/8       1/8

Fiscal Year 1997
----------------

First Quarter             3 1/2    1 1/2    3          1 1/2      1/2        1/4      1/8       1/8

Second Quarter            4        2 1/4    3 5/8      2          1/2        3/16     1/8       1/16

Third Quarter             4 1/2    3 3/8    4 1/8      3 1/4      3/8        1/8      1/8       1/32

Fourth Quarter            7        3 3/4    6 3/4      3 5/8      1 7/64     1/8      3/16      1/32



     On June 24, 1997, there were 2,835,751 shares of Common Stock outstanding and approximately 50 shareholders of record. The Company has never declared or paid cash dividends on its Common Stock. The Company intends to retain earnings, if any, to finance future operations and expansion and does not expect to pay any cash dividends on its Common Stock in the foreseeable future.

Item 6.  Selected Financial Data.

     The Merger on September 29, 1995 of Inmark Services, Inc. into a newly-formed wholly- owned subsidiary of Health Image Media, Inc. was accounted for as a reverse purchase of Health Image Media, Inc. by Inmark Services, Inc., and for financial accounting and reporting purposes, Inmark Services, Inc. is treated as the acquirer. Accordingly, the selected financial data reported below for periods prior to April 1, 1995 is that of Inmark Services, Inc. and its predecessors. The financial statements of the Company and of Inmark Services, Inc. are not comparable to those of Spar due to the application of purchase accounting adjustments as a result of the management-led buyout of Spar.


                            Year Ended         3 Mos.Ended        Year Ended          Year Ended       Year Ended        Year Ended
                           December 31,          March 31,        March  31,          March  31,        March 31,         March 31,
                              1992 (3)            1993 (3)          1994 (2)           1995 (2)         1996 (1)          1997 (5)
                              --------            --------          --------           --------         --------          --------

Statement of Operations Data:

Sales                       $ 4,452,886        $   852,730        $ 6,676,355        $13,670,938       $14,645,990       $18,901,730

Gross Profit                  1,535,911            296,374          1,699,725          4,453,233         4,497,192         6,291,821

Net Income (Loss)            (2,442,347)          (397,942)          (458,230)         1,229,391           967,647         2,289,503

Net Income (Loss) per
Common and Common
Equivalent Share
     Primary                         **                 **                 **                 **              $.56              $.65
     Fully diluted                   **                 **                 **                 **              $.47              $.64


----------
** Not applicable as companies were privately owned


                                 December 31,      December 31,      March 31,        April 3,         March 31,        March 31,
                                    1992              1993             1994           1995 (4)           1996             1997
                                    ----              ----             ----           --------           ----             ----

Balance Sheet Data:

Working Capital (deficiency)      $ 2,063,180      $(2,336,821)    $  (784,384)     $(2,204,473)     $  (846,489)     $ 1,859,868

Total Assets                          478,751          346,806       1,282,758        5,242,136        5,118,569        8,559,840

Total Liabilities                   2,416,630        2,683,627       1,735,956        5,241,986        3,104,792        4,022,459

Stockholders Equity (deficiency)   (1,968,874)      (2,336,821)      (458,158)              150        2,013,777        4,537,381


----------

(1) Includes operations of Inmark Services, Inc. for the entire year and Health Image Media, Inc. from the September 29, 1995 acquisition date.

(2) Represents operations of SPAR Promotion & Marketing Services, Inc. which was acquired by Inmark Services, Inc. on April 3, 1995 in a transaction accounted for as a purchase.

(3) Represents operations of MGR Promo Associates, Inc. (formerly R.G. Meadows, Inc.), a predecessor of SPAR Promotion & Marketing Services, Inc.

(4) Balance sheet information of Inmark Services, Inc. upon acquisition of the business of SPAR Promotion & Marketing Services, Inc.

(5) See consolidated financial statements of the Company appearing elsewhere herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     On September 29, 1995, the Company completed the Merger whereby Inmark Services, Inc., a New York corporation, was merged with and into the Company's wholly-owned subsidiary, InMark Acquisition Corp., a Delaware corporation. Following the Merger, InMark Acquisition Corp. changed its name to Inmark Services, Inc. and the Company changed its name from Health Image Media, Inc. to Inmark Enterprises, Inc. Inmark Services, Inc. is the successor to SPAR Promotion & Marketing Services, Inc. ("Spar"), a sales promotion and marketing firm, as a result of a management led buyout of that company's net assets and business on April 3, 1995.

     The Merger has been accounted for as a reverse purchase of the Company by Inmark Services, Inc. and, for financial accounting and reporting purposes, Inmark Services, Inc. is treated as the acquirer of the Company. Accordingly results of operations discussed below represent, for the year ended March 31, 1995, the operations of Spar; for the year ended March 31, 1996, solely the operations of Inmark Services, Inc. until the September 29, 1995 acquisition of Health Image Media, Inc. and thereafter the consolidated operations of the Company and its subsidiaries; and for the year ended March 31, 1997, the consolidated operations of the Company and its subsidiaries. The following information should be read together with the consolidated financial statements and notes thereto included elsewhere herein. The financial statements of the Company and Inmark Services, Inc. are not comparable to those of Spar due to the application of purchase accounting adjustments as a result of the management-led buyout of Spar.

Results of Operations

     Sales. The Company's sales for the fiscal year ended March 31, 1997 ("Fiscal 1997") were $18,902,000, compared to sales of $14,646,000 for the fiscal year ended March 31, 1996 ("Fiscal 1996"), an increase of $4,256,000 or 29.1%. The increase in sales in Fiscal 1997 resulted primarily from an overall increase in sales contract volume generated from larger contract amounts from continued client relationships and contracts with new clients.

     The Company's sales for Fiscal 1996 were $14,646,000, compared to Spar's sales of $13,671,000 for the fiscal year ended March 31, 1995 ("Fiscal 1995"), an increase of $975,000 or 7.1%. The increase in sales in Fiscal 1996 resulted primarily from an overall increase in sales contracts in place.

     For Fiscal 1997 and Fiscal 1996, the Company had one client which accounted for approximately 48.9% and 51.6%, respectively, of the Company's sales and for Fiscal 1995, Spar had another client which accounted for approximately 55.9% of its sales. As a substantial portion of the Company's sales have been dependent on one client or a limited concentration of clients, to the extent such dependency is not otherwise overcome, significant fluctuations in revenues, results of operations and liquidity could arise should such client or clients reduce their budgets allocated to the Company's activities.

     Direct Expenses. Direct expenses consist primarily of costs to purchase media, program merchandise, production, merchandise warehousing and distribution, third-party contract fulfillment and other directly related program expenses. Direct expenses do not include salaries and benefits of employees servicing or otherwise involved in the administration of promotional programs or overhead expenses which could otherwise be allocated to such programs. The Company's direct expenses for Fiscal 1997 were $12,610,000 or 66.7% of sales, compared to direct expenses for Fiscal 1996 which were $10,149,000 or 69.3% of sales. The increase in the amount of direct expenses for Fiscal 1997 principally relates to the increase in sales for the fiscal year, whereas the decrease in direct expenses as a percentage of sales for Fiscal 1997 primarily resulted from client programs which in the aggregate have a higher gross profit margin than the mix of programs contracted for in Fiscal 1996.

     As a result of the changes in sales and direct expenses, the Company's gross profit for Fiscal 1997 increased to $6,292,000 from $4,497,000 for Fiscal 1996 and, as a percentage of sales, gross profit increased to 33.3% in Fiscal 1997 compared to 30.7% in Fiscal 1996.

     The Company's direct expenses for Fiscal 1996 were $10,149,000 or 69.3% of sales, compared to the direct expenses of Spar for Fiscal 1995 which were $9,218,000 or 67.4% sales. The increase in direct expenses was principally related to the increase in sales in Fiscal 1996, whereas the increase in direct expenses as a percentage of sales was principally the result of the mix of client programs which, in the aggregate, had a lower gross profit margin than the mix of client programs executed in the prior fiscal year.

     As a result of the changes in sales and direct expenses, the Company's gross profit for Fiscal 1996 increased to $4,497,000 from $4,453,000 during Spar's Fiscal 1995 and, as a percentage of sales, gross profit decreased to 30.7% in Fiscal 1996 compared to 32.6% in Fiscal 1995.

     Operating Expenses. Operating expenses for Fiscal 1997 increased by $48,000, or 1.2% to $4,175,000 compared to $4,127,000 for Fiscal 1996. As a percentage of sales, operating expenses for Fiscal 1997 were 22.1% compared to 28.2% for Fiscal 1996.

     The increase in operating expenses for Fiscal 1997 resulted primarily from the net effect of the following increases and offsetting decreases: increases of approximately (i) $378,000 in salaries and related payroll taxes, which increase is principally attributable to the employment of additional personnel and an overall increase in base salaries; (ii) $170,000 in marketing and selling expenses, inclusive of commissions, principally attributable to the increase in sales volume and amounts budgeted for marketing and advertising; (iii) $65,000 in licensing fees required for license use in certain client programs; (iv) $89,000 in employee benefits principally for the increased cost of employer provided medical insurance and contribution to Company's 401K Retirement Plan; and (iv) increase in various other expenses related to the overall increase in level of operations; and decreases of approximately (i) $397,000 of non-recurring merger and acquisition expenses and (ii) $361,000 of factoring facility and administrative fees resulting from the significant reduction in use of the factoring agreement facility.

     Operating expenses for Fiscal 1996 increased by $951,000, or 29.9%, to $4,127,000 compared to $3,177,000 for Fiscal 1995 of Spar. Operating expenses as a percentage of sales for Fiscal 1996 were 28.2% compared to 23.2% for the Fiscal 1995.

     The increase in total operating expenses for Fiscal 1996 was principally the result of the substantial increase in selling, general and administrative expenses, which increase was primarily attributable to non-capitalized expenses incurred in connection with the acquisition by Inmark Services,

Inc. of the business of Spar, the financing obtained both in connection with the Spar acquisition and for ongoing operations, and the costs and expenses associated with the Merger. Of the approximately $1,174,000 of such costs and expenses, the Company, during Fiscal 1996 (i) amortized approximately $236,000 of deferred legal and accounting fees and costs incurred in connection with the origination of the factoring agreement, (ii) incurred expenses of approximately $430,000 for fees in connection with the factoring agreement, (iii) amortized approximately $290,000 of goodwill, compared to $115,283 of goodwill amortized during Fiscal 1995, and (iv) wrote off approximately $218,000 of legal and accounting costs and expenses incurred in connection with the Spar acquisition and the Merger.

     Salaries, which include bonuses and incentive compensation, decreased by $364,000 in Fiscal 1996 compared to Fiscal 1995. The Fiscal 1996 decrease was primarily the result of a $816,000 decrease in management bonuses and incentive compensation, offset by a $452,000 increase in base salaries. For Fiscal 1996, there were no contracted management bonus arrangements in effect whereas for Fiscal 1995, management bonuses amounted to $464,000. The increase in base salaries principally relates to costs associated with an increase in personnel and increased base salaries.

     Other Income. For Fiscal 1997, the Company did not have any other income, compared to $177,000 of other income for Fiscal 1996 which was primarily the result of a $150,000 payment received from Rx Returns, Inc. in partial payment of amounts due to the Company in connection with a court approved settlement of legal proceedings. There can be no assurance that the Company will continue to receive additional payments from Rx Returns as set forth in the settlement agreement and accordingly, the Company has not recorded any additional amounts due from Rx Returns, Inc. Spar had no other income in Fiscal 1995.

     Interest Income/Expense. For Fiscal 1997, the Company earned interest income in excess of interest expense of approximately $13,000 compared to Fiscal 1996 when it incurred net interest expense of approximately $86,000. The favorable change of approximately $99,000 is primarily the result of reduced interest expense due to the reduction and final payment in Fiscal 1997 of the Spar notes payable balances outstanding at the end of Fiscal 1996 and an increase in interest income from the Company's short term cash equivalent investments.

     The Company's interest expense, net of interest income earned primarily on a cash deposit securing the Company's obligations under its factoring agreement, increased by $58,000 to $86,000 for Fiscal 1996 compared to Fiscal 1995. The increase was the result of interest paid and accrued on the promissory notes issued to Spar in connection with the Spar acquisition, compared to Spar's net interest expense of $28,000 for Fiscal 1995, which was primarily the result of interest paid on a Spar affiliated company loan.

     Provision For Income Taxes. The provision for income taxes for Fiscal 1997 reflects a net benefit of $160,000, the components of which consist of a net provision ( after utilization of prior years' net operating loss carryforwards as an offset against Federal taxable income for the year) for current Federal, state and local taxes of $282,000, offset by $442,000 of deferred tax benefits, arising principally from a reduction of the valuation allowance for deferred tax assets as a result of management's belief that it is more likely than not that a portion of such assets will be realized. The provision for income taxes for Fiscal 1996 reflects a net benefit of $506,000, the components of which consist of a net provision (after utilization of prior years' net operating loss carryforwards as an offset against Federal taxable income for the year) for current Federal, state and local taxes of $36,000, offset by $542,000 of deferred tax benefits, arising principally from a reduction of the valuation allowance for deferred tax assets as a result of management's belief that it is more likely than not that a portion of such assets will be realized. As of March 31, 1997, the Company has approximately $1,924,000 of net operating loss carryovers available to reduce future taxable income. However, while such carryovers will, upon utilization, reduce future income tax payments, they will not significantly impact future tax expense, since substantially all of the benefits of these carryovers have already been reflected in the Company's financial statements as deferred tax assets. The provisions for income taxes for Fiscal 1997 and 1996 are not comparable with Spar's provision for Fiscal 1995, since Spar, as an S corporation, was not subject to Federal and most state income taxes.

     Net Income. As a result of the items discussed above, the Company's net income for Fiscal 1997 was $2,290,000 compared to $968,000 for Fiscal 1996 and Spar's net income of $1,229,000 for Fiscal 1995.

Liquidity and Capital Resources.

     The Company's operating activities and other commitments, until April 24, 1996, were funded with the sale of accounts receivable pursuant to a factoring agreement described below and with net cash provided from operations.

     Effective April 24, 1996, the Company entered into a one year factoring agreement, which replaced its prior factoring agreement, pursuant to which the Company could receive advances of up to 75% of those of its accounts receivable which the Company, at its discretion, elected to sell to the factor. Total advances could not exceed $2,000,000 at any given time during the term of the factoring agreement. Subsequent to April 24, 1996, the Company's operating activities did not require it to utilize the factoring agreement to receive advances against its accounts receivable or otherwise incur any related factoring agreement fees.

     For Fiscal 1997, the Company's financial position continued to strengthen with an increase of $1,012,000 in cash and cash equivalents.

     Operating activities in Fiscal 1997 provided $841,000 in cash, principally from net income of $2,290,000, offset by net non-cash adjustments of $106,000 and net changes in operating assets and liabilities of $1,343,000 primarily attributable to an increase in accounts receivable and offsetting increase in accrued costs. This compares to use of cash of $456,000 for operations in Fiscal 1996, principally as a result of net income of $968,000, offset by net non-cash adjustments of $98,000 and by net changes in operating assets and liabilities of $1,326,000, primarily attributable to decreases in accounts payable and accrued compensation offset in part by increases in accrued job costs and other accrued liabilities.

     Investing activities for Fiscal 1997 provided net cash of $109,000 as the result of the release to the Company of the $250,000 of restricted cash from the factor and the use of $141,000 for the purchase of fixed assets. For Fiscal 1996, investing activities provided net cash of $366,000 as a result of $388,000 of cash provided from the reverse purchase of Health Image Media, Inc., and the release of $250,000 of restricted cash from the factor, offset by cash payments of acquisition costs of $202,000 related to the management buy-out of Spar and by $70,000 for purchases of fixed assets.

     For Fiscal 1997, financing activities provided net cash of $63,000 compared to $790,000 for Fiscal 1996. The reduction in cash provided was the result of
(i) the Company's cash position reducing the need to sell accounts receivable pursuant to the factoring agreement thereby resulting in a decrease of $579,000 in the amount due from factor for Fiscal 1997 compared to a decrease of $1,712,000 for Fiscal 1996; (ii) receipt in Fiscal 1997 of $288,000 of proceeds from the exercise of stock options compared to none for Fiscal 1996; (iii) the repayment of notes payable to Spar of $750,000 in Fiscal 1997 compared to $922,000 in Fiscal 1996; and the repurchase of stock for $54,000 in Fiscal 1997 compared to none for Fiscal 1996.

     At March 31, 1997, the Company had cash and cash equivalents of $1,713,000, working capital of $1,860,000 and stockholders' equity of $4,537,000 compared to cash and cash equivalents of $701,000, negative working capital of $846,000 and stockholders' equity of $2,014,000 at March 31, 1996.

     The Company's cash and cash equivalents at March 31, 1997, as well as anticipated cash flows from operations, are expected to be sufficient to fund planned future operating requirements. Otherwise, the Company will be required to seek external financing, either through additional equity or debt financing. There can be no assurance that the Company will be able to obtain such additional funding, if required.


Item 8.  Financial Statements.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                Page
                                                                                                ----

Consolidated Financial Statements of Inmark Enterprises, Inc.
     Independent Auditors' Report                                                                16
     Consolidated Balance Sheets as of March 31, 1997 and 1996                                   17
     Consolidated Statements of Operations for the years ended March 31, 1997 and 1996           18
     Consolidated Statement of Stockholders' Equity
        for the two years ended March 31, 1997                                                   19
     Consolidated Statements of Cash Flows for the years ended March 31, 1997 and 1996           20
     Notes to Consolidated Financial Statements                                                  21

Financial Statements of SPAR Promotion & Marketing Services, Inc. (a predecessor company)
     Independent Auditors' Report                                                                36
     Balance Sheets as of  March 31, 1995 and 1994                                               37
     Statements of Operations and Retained Earnings (Deficit)
         for the years ended March 31, 1995 and 1994                                             38
     Statements of Cash Flows for the years ended March 31, 1995 and 1994                        39
     Notes to Financial Statements                                                               40


                          Independent Auditors' Report



The Board of Directors and Stockholders
Inmark Enterprises, Inc.


     We have audited the consolidated financial statements of Inmark Enterprises, Inc. and subsidiaries, as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examinining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inmark Enterprises, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                         KPMG Peat Marwick LLP

New York, New York
May 19, 1997

                            INMARK ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1997 AND 1996


                                                                                      1997                  1996
                                                                                      ----                  ----
                 Assets
Current assets:
 Cash and cash equivalents                                                         $ 1,712,751              700,598
 Restricted cash                                                                          --                250,000
 Accounts receivable                                                                 2,780,866                 --
 Due from factor                                                                          --               578, 725
 Interest and other receivables                                                          6,725               31,040
 Deferred tax asset                                                                  1,082,133              640,000
 Prepaid expenses and other current assets                                             299,852               57,940
                                                                                   -----------          -----------
         Total current assets                                                        5,882,327            2,258,303
                                                                                   -----------          -----------

Furniture, fixtures and equipment, at cost                                             326,293              184,868
Less accumulated depreciation                                                          119,144               63,709
                                                                                   -----------          -----------
                                                                                       207,149              121,159
                                                                                   -----------          -----------
Goodwill, net of amortization of $561,097 and $280,548                               2,244,378            2,524,927
Note receivable from officer                                                           200,000              200,000
Other assets                                                                            25,986               14,180
                                                                                   -----------          -----------
         Total assets                                                                8,559,840            5,118,569
                                                                                   ===========          ===========

                      Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                                                      520,763              851,898
 Accrued job costs                                                                   3,209,771            1,287,904
 Accrued compensation                                                                  151,811               32,144
 Other accrued liabilities                                                             140,114              182,846
 Notes payable - SPAR                                                                     --                750,000
                                                                                   -----------          -----------
         Total current liabilities                                                   4,022,459            3,104,792
                                                                                   -----------          -----------

Stockholders' equity:
 Class A convertible preferred stock, par value $.001;
   authorized 650,000 shares; none issued and outstanding                                 --                   --
 Class B convertible preferred stock, par value $.001;
   authorized 700,000 shares; none issued and outstanding                                 --                   --
 Preferred stock, undesignated; authorized 3,650,000
    shares; none issued and outstanding                                                   --                   --
 Common stock, par value $.001; authorized 25,000,000
   shares;  issued and outstanding 2,835,751 shares and
   2,604,251 shares                                                                      2,835                2,604
Additional paid-in capital                                                           1,277,396            1,043,526
Retained earnings                                                                    3,257,150              967,647
                                                                                   -----------          -----------
         Total stockholders' equity                                                  4,537,381            2,013,777
                                                                                   -----------          -----------
         Total liabilities and stockholders' equity                                  8,559,840            5,118,569
                                                                                   ===========          ===========


See accompanying notes to consolidated financial statements.

                            INMARK ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MARCH 31, 1997 AND 1996





                                                               1997                  1996
                                                               ----                  ----

Sales                                                      $ 18,901,730            14,645,990
Direct expenses                                              12,609,909            10,148,798
                                                           ------------          ------------

         Gross profit                                         6,291,821             4,497,192
                                                           ------------          ------------

Salaries                                                      2,497,325             2,119,425
Selling, general and administrative expense                   1,678,139             2,007,845
                                                           ------------          ------------

         Total operating expense                              4,175,464             4,127,270
                                                           ------------          ------------

         Operating income                                     2,116,357               369,922

Other income                                                       --                 177,277
Interest income (expense), net                                   13,122               (85,713)
                                                           ------------          ------------

Income before income taxes                                    2,129,579               461,486
Provision for income taxes (benefit)                           (159,924)             (506,161)
                                                           ------------          ------------

         Net income                                           2,289,503               967,647
                                                           ============          ============


Net income per common and common equivalent share:

  Primary                                                  $        .65          $        .56
                                                           ============          ============

  Fully diluted                                            $        .64          $        .47
                                                           ============          ============


Weighted average number of common and
  common equivalent shares outstanding:

  Primary                                                     3,519,545             1,715,396
                                                           ============          ============

  Fully diluted                                               3,595,414             2,061,057
                                                           ============          ============


See accompanying notes to consolidated financial statements.

                            INMARK ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE TWO YEARS ENDED MARCH 31, 1997


                                          Capital Stock              Common Stock
                                           no par value             par value $.001          Additional
                                      --------------------     ------------------------      Paid - in     Retained    Stockholders'
                                       Shares     Amount         Shares       Amount          Capital      Earnings       Equity
                                       ------     ------         ------       ------          -------      --------       ------

Balance, April 3, 1995                   150   $       150           --      $      --      $      --     $      --     $      --

Recapitalization by issuance of
  common stock in exchange for
  capital stock of
  Inmark Services, Inc.                 (150)         (150)       677,106            677           (527)         --            --

Acquisition of monetary assets of
  Health Image Media, Inc. by
  issuance of common stock              --            --        1,927,145          1,927        880,270          --         882,197

Debt payable to stockholders
  converted to warrants                 --            --             --             --          163,783          --         163,783

Net income                              --            --             --             --             --         967,647       967,647
                                    --------   -----------    -----------    -----------    -----------   -----------   -----------


Balance, March 31, 1996                 --            --        2,604,251          2,604      1,043,526       967,647     2,013,777

Exercise of warrants and options        --            --          281,500            281        287,320           --         287,601

Repurchase of common stock              --            --          (50,000)           (50)       (53,450)         --         (53,500)

Net income                              --                          --             --             --        2,289,503     2,289,503
                                    --------   -----------    -----------    -----------    -----------   -----------   -----------

Balance March 31, 1997                  --     $      --        2,835,751    $     2,835    $ 1,277,396   $ 3,257,150   $ 4,537,381
                                    ========   ===========    ===========    ===========    ===========   ===========   ===========


See accompanying notes to consolidated financial statements.

                            INMARK ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 1997 AND 1996


                                                                            1997               1996
                                                                            ----               ----
Cash flows from operating activities:
   Net income                                                           $ 2,289,503           967,647
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                         335,985           541,708
      Deferred income taxes                                                (442,133)         (640,000)
      Changes in operating assets and liabilities:
          Increase in accounts receivable                                (2,780,866)             --
          Increase in note receivable - officer                                --            (200,000)
          Increase in prepaid expenses and other current assets            (229,403)          (74,335)
          Decrease in accounts payable                                     (331,135)         (881,028)
          Increase in accrued job costs                                   1,921,867           320,296
          (Decrease) increase in other accrued liabilities                  (42,732)          168,571
          Increase (decrease) in accrued compensation                       119,667          (659,250)
                                                                        -----------       -----------

          Net cash provided by (used in) operating activities               840,753          (456,391)
                                                                        -----------       -----------

Cash flows from investing activities:
  Cash resulting from reverse purchase of Health Image Media, Inc.             --             387,780
  Acquisition costs related to management led buy-out of SPAR                  --            (202,062)
  Purchases of fixed assets                                                (141,426)          (69,701)
  Release of restricted cash from factor                                    250,000           250,000
                                                                        -----------       -----------

        Net cash provided by investing activities                           108,574          366,0177
                                                                        -----------       -----------
Cash flows from financing activities:
  Decrease in due from factor, net                                          578,725         1,711,722
  Repayment of notes payable to SPAR                                       (750,000)         (922,000)
  Proceeds from exercise of stock options and warrants                      287,601              --
  Repurchase of common stock                                                (53,500)             --
                                                                        -----------       -----------

       Net cash provided by financing activities                             62,826           789,722
                                                                        -----------       -----------

       Net increase in cash                                               1,012,153           699,348
Cash and cash equivalents at beginning of period                            700,598             1,250
                                                                        -----------       -----------
Cash and cash equivalents at end of period                                1,712,751           700,598
                                                                        ===========       ===========

Supplemental disclosure:
  Interest paid during the period                                       $    38,294            42,090
                                                                        ===========       ===========
  Income tax paid during the period                                     $   298,936            16,497
                                                                        ===========       ===========

Non-cash financing and investing activities:
  Debt payable to shareholders converted to equity                      $      --             163,783
                                                                        ===========       ===========

  Restricted cash of Health Image Media, Inc.
  acquired in reverse purchase                                          $      --             500,000
                                                                        ===========       ===========



See accompanying notes to consolidated financial statements.

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1997 and 1996

(1) Organization and Nature of Business

     Inmark Enterprises, Inc. (formerly Health Image Media, Inc.) (the "Company") completed a merger on September 29, 1995 whereby Inmark Services, Inc., a New York corporation, was merged with and into the Company's newly-formed wholly-owned subsidiary, InMark Acquisition Corp., a Delaware corporation (the "Merger"). Following the Merger, InMark Acquisition Corp. changed its name to Inmark Services, Inc. and Health Image Media, Inc. changed its name to Inmark Enterprises, Inc.

     At the time of the Merger, Health Image Media, Inc., which sold its business in June 1993, no longer had an operating business and its assets consisted of cash, cash equivalents and restricted cash.

     The Company is a marketing and sales promotional organization which designs, develops and coordinates sales, marketing and promotional programs primarily for consumer product client companies. The Company assists its clients in realizing product recognition and sales by providing promotional programs at both national and local levels, which are created to address identified trade, sales and consumer needs.

Management-Led Buyout Transaction - April, 1995

     Inmark Services, Inc. is the successor to SPAR Promotion & Marketing Services, Inc. ("Spar") as a result of a management-led buyout transaction, accounted for as a purchase, as of April 3, 1995 whereby Inmark Services, Inc. acquired from Spar all of Spar's assets and business and assumed substantially all of Spar's liabilities. The purchase price was $3,500,000, which consisted of cash of $1,828,000 and subordinated notes totaling $1,672,000 consisting of (i) a note in the principal amount of $1,000,000 payable on October 1, 1995 together with interest at the rate of 7.5% per annum, (ii) a note in the principal amount of $500,000 payable on October 1, 1996 together with interest at the rate of 7.5% per annum, and (iii) a note in the principal amount of $172,000 payable in monthly installments of principal of $25,000 together with interest at the rate of 1.5% above the Citibank quoted prime rate commencing May 1, 1995. At the option of Inmark Services, Inc., payment of $250,000 of the principal amount of the $1,000,000 note could be deferred until the maturity date of the $500,000 note, provided that there was an increase in the interest rate to 10% per annum (see note 6). The cash portion of the purchase price was provided pursuant to a $2,000,000 factoring agreement between Inmark Services, Inc. and Access Trade Funding, Inc. The factoring agreement provided for the factor to purchase, without recourse, substantially all of Inmark Services, Inc.'s existing accounts receivable, and amounts to be invoiced by Inmark Services, Inc. for services provided by Inmark Services, Inc. to its customers, and for the factor to advance to Inmark Services, Inc. 75% of the face amount of such purchased accounts receivable. Upon collection of the amounts due with respect to purchased accounts receivable, and after application of such collected amounts to reimburse the factor for amounts advanced to Inmark Services, Inc. and for the payment of fees due the factor under the factoring agreement, the balance

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1997 and 1996

collected was tendered to Inmark Services, Inc. in satisfaction of the purchase price for the accounts receivable. The factoring agreement was for a fixed term of one year and thereafter renewable for consecutive one year terms, and provided for the factor to receive (i) an origination fee of $50,000 upon execution of the factoring agreement, (ii) an administration fee payable monthly in the amount of 1.5% of the accounts receivable purchased, subject to a minimum fee of $225,000 for the year, and a facility fee payable monthly in the amount of 1% of the outstanding facility balance for each month or portion thereof. The performance obligations of Inmark Services, Inc. to the factor under the factoring agreement were personally guaranteed by management of Inmark Services, Inc. and further secured by the guarantees of the Company and its then two directors at the time of origination of the factoring agreement. The guarantees of the Company and its two directors were supported with and limited to cash collateral pledged in the amounts of $500,000 provided by the Company and $250,000 by each director, respectively. The Company paid a fee of $25,000 and granted warrants to purchase 50,000 shares of the Company's common stock at a price of $1.07 per share to each of these two directors in connection with their guarantees. As of March 31, 1996, $250,000 of the collateral amount pledged by the Company and the $250,000 collateral pledged by each director had been released and returned by the factor to the respective provider. The remaining cash collateral of $250,000 was released and returned to the Company in Fiscal 1997.

     The $2,805,475 excess of the purchase price in the management-led buyout plus costs of acquisition over the fair value of assets acquired less liabilities assumed has been classified as goodwill and is being amortized over a ten year period. Deferred financing costs incurred in connection with the factoring agreement in the amount of $231,171 were amortized over a one year amortization period.

     Proforma results of operations of Inmark Services, Inc. as if the management-led buyout had occurred on April 1, 1994 are as follows:

                                                           Year ended
                                                         March 31, 1995
                                                         --------------
                                                          (Unaudited)

         Sales                                            $13,670,938

         Net income                                           197,345

         Earnings per share                                     $ .29

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1997 and 1996

Merger with Health Image Media, Inc. - September, 1995

     On September 29, 1995, the effective date of the Merger, the Company issued to the Inmark Services, Inc. stockholders, in exchange for their 100% interest in the common stock of Inmark Services, Inc., 677,106 shares of its common stock and granted options to these stockholders to purchase an aggregate of 180,000 shares of its common stock at a price of $1.40 per share. The Company also issued warrants to the Inmark Services, Inc. stockholders to purchase an aggregate of 81,891 shares of the Company's common stock at a price of $1.40 per share, which warrants were granted based on the Inmark Services, Inc. stockholders' waiver of a $163,783 management bonus which they were otherwise entitled to receive. In addition, the Company granted options to purchase an aggregate of 50,000 shares of its common stock at a price of $1.40 per share to the employees of Inmark Services, Inc. The common stock issued in the Merger represented 26% of the issued and outstanding common stock of the Company immediately following the Merger, assuming that none of the Company's issued and outstanding options or warrants immediately following the Merger were exercised.

     The Merger has been accounted for as the issuance of common stock by Inmark Enterprises, Inc. in exchange for the net assets (principally cash) of Health Image Media, Inc. Accordingly, the net assets of Health Image Media, Inc., totaling $882,197, which consisted of cash of $387,780 and restricted cash of $500,000 less minor liabilities, were recorded at their fair values. The net assets of Inmark Services, Inc., including the pre-existing goodwill which arose upon consummation of the management-led buyout transaction in April 1995, were reflected at their book value (historical cost) and no additional goodwill was recorded as a result of the Merger.


(2) Summary of Significant Accounting Policies

     (a) Basis of Presentation

     The Merger has been accounted for as a reverse purchase of the Company by Inmark Services, Inc. and, for financial accounting and reporting purposes, Inmark Services, Inc. is treated as the acquirer of the Company. No goodwill was recognized in the Merger. The consolidated financial statements for the fiscal year ended March 31, 1996 include the operations of Inmark Services, Inc. for the full fiscal year and those of the Company for the post Merger six month period ended March 31, 1996.

     (b) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1997 and 1996

     (c) Revenue Recognition

     The Company recognizes revenue upon billing in accordance with contract terms, which in general provide for billing as services are rendered and accepted. Costs associated with the fulfillment of the contracts are accrued and recognized proportionately to the related revenue in order to ensure a matching of revenue and expenses in the proper period.

     (d) Cash Equivalents

     Investments with original maturities of three months or less at the time of purchase are considered cash equivalents.

     (e) Furniture, Fixtures and Equipment

     Furniture, fixtures and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which are three to five years.

     (f) Goodwill

     Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and is amortized over ten years on a straight-line basis. The period of amortization of goodwill is evaluated at least annually to determine whether events and circumstances warrant revised estimates of useful lives. This evaluation considers, among other factors, expected cash flows and profits of the business to which the goodwill relates. Based upon the periodic analysis, goodwill is written down if it appears that future profits or cash flows will be insufficient to recover such goodwill.

     (g) Earnings Per Share

     The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the year, plus the assumed exercise of stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock for primary and the period end market price for fully diluted earnings per share. The weighted average number of common shares was computed assuming that only the 677,106 shares of the Company's common stock exchanged for the common stock of Inmark Services, Inc. in the Merger were outstanding until September 29, 1995, after which date the actual outstanding common stock of the Company was used in the computation. Stock options and warrants have been excluded from the calculation of the primary and fully diluted earnings per share in any period in which they would be antidilutive.

     (h) Income Taxes

     The Company uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (i) Fair Value of Financial Instruments

     The carrying value of financial instruments including cash and cash equivalents, restricted cash, due from factor, interest and other receivables, and notes and accounts payable approximate estimated market values due to short maturities and interest rates that approximate current rates.

     (j) Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period, to prepare these financial statements in conformity with generally accepted accounting principles. Among the more significant estimates included in these financial statements is the estimated valuation allowance reducing the Company's deferred tax asset and the estimated costs to fulfill contracts. Actual results could differ from these and other estimates.


(3) Due From Factor

     The Company's factoring agreement prior to April 24, 1996 provided for assignment by the Company of all of its trade accounts receivable, against which the Company drew advances from time to time. On April 24, 1996, the Company entered into a new one year factoring agreement pursuant to which the Company, at its sole discretion, could assign and draw advances from assigned trade accounts receivable. Subsequent to April 24, 1996, the Company did not factor any of its accounts receivable or otherwise require or receive any advances from the factor. Balances due from factor at March 31, 1996 consisted of:

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1997 and 1996


     Trade receivables assigned to factor            $1,215,724
     Advances received                                  636,999
                                                     ----------
                                                     $  578,725
                                                     ==========

     Factoring fees for the years ended March 31, 1997 and 1996, which are included in selling, general and administrative expenses, totaled $62,000 and $430,000 respectively.


(4) Note Receivable From Officer

     The note receivable from officer consists of a $200,000 Promissory Note dated January 10, 1996 issued to the Company by one of its officers in exchange for a loan from the Company. The Promissory Note provides for interest at an annual rate of 10% with the principal and accrued interest on the note payable on January 10, 1998. The Promissory Note is secured by a Pledge Agreement which provides the Company with collateral security consisting of a first lien and security interest in 112,851 shares of the Company's common stock owned by the officer.


(5) Leases

     The Company leases office space and equipment pursuant to the terms of operating leases, all of which expire during the year ending March 31, 1998 and are expected to be renewed. Rent expense for the years ended March 31, 1997 and 1996 were $105,598 and $95,213, respectively. Minimum rentals under these leases for the year ending March 31, 1998 total $122,316.


(6) Notes Payable - Spar

         Notes payable at March 31, 1996 consist of the following:

         Fixed rate term note due on
         October 2, 1996 with interest at 10%
         per annum                                            $  250,000

         Fixed rate term note due on
         October 2, 1996 with interest at 7.5%
         per annum                                               500,000
                                                              ----------
                  Total                                       $  750,000
                                                              ==========

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1997 and 1996

(7) Stockholders' Equity

     (a) Common Stock Reserved for Issuance

          (i) Stock Options

          Under the Company's 1992 Stock Option Plan (the Plan), employees of the Company and its affiliates, and members of the Board of Directors, may be granted options to purchase shares of common stock of the Company. Options granted under the Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors is determined by the committee of the Board of Directors.

          The Plan was amended on September 29, 1995 to increase the maximum number of shares of common stock for which options may be granted to 900,000 shares. Changes in options outstanding during each of the years ended March 31, 1997 and 1996, and options exercisable and shares reserved for issuance at March 31, 1997 are as follows:

                                       Option price
                                        Per share     Outstanding    Exercisable
                                        ---------     -----------    -----------

       Balance at April 3, 1995        $2.25-6.51        83,000         83,000

       Granted (A)                     $1.40-2.00       235,000        140,000
       Canceled                            --              (500)          (500)
                                       ----------       -------         -------

       Balance at March 31, 1996       $1.40-6.51       317,500        222,500

       Granted (B)                     $1.50-5.50       335,000        105,000
       Exercised                           --            (1,500)        (1,500)
       Canceled                            --            (1,000)        (1,000)
                                       ----------       -------         -------

       Balance at March 31, 1997       $1.40-6.51       650,000         325,000
                                       ==========       =======         =======


----------

(A) Represents 230,000 options granted on September 29, 1995, on completion of the Merger, of which 180,000 were granted to the shareholders of Inmark Services, Inc., who became executive officers of the Company, and 50,000 were granted to other employees of Inmark Services, Inc. at an exercise price of $1.40, and

     5,000 options granted on November 27, 1995 to a new employee in connection with his employment. Of the 180,000 options, 90,000 options were immediately exercisable and the balance become exercisable on the second anniversary of the grant date. Due to an employee termination, 500 of the 50,000 options granted onSeptember 29, 1995 were canceled and the remaining 49,500 options are immediately exercisable. The 5,000 options granted to the new employee become exercisable on the second anniversary of the grant date.

(B) Represents 300,000 options granted on May 7, 1996 to three executive officers of the Company at an exercise price of $1.50 per share; 20,000 options granted on May 20, 1996 to other employees at an exercise price of $1.50 and 5,000 options granted to each of three new employees in connection with their employment on October 1, 1996, January 2, 1997 and February 10, 1997 at an exercise price of $3.50, $4.50 and $5.50, respectively. Of the 300,000 options, 100,000 options are immediately exercisable and the balance become exercisable in two equal installments commencing on the first and second anniversary of the grant date. Of the 20,000 options granted on May 20, 1996, options to purchase 5,000 shares of common stock are immediately exercisable and the balance become exercisable in three equal installments commencing on the first, second and third anniversary of the grant date. The 5,000 options granted to each of the new employees become exercisable on the first anniversary of each employee's continued employment.

     (ii) Warrants

     Concurrent with the 1992 public offering of Health Image Media, Inc.'s common stock, the Company issued a total of 1,265,000 Class A warrants and 1,265,000 Class B warrants. Each of the Class A warrants entitles the holder to purchase one share of the Company's common stock and one Class B warrant for $7.85 until October 20, 1997. Each Class B warrant entitles the holder to purchase one share of the Company's common stock for $11.80 until October 20, 1997. The warrants are redeemable by the Company at a redemption price of $.05 per warrant if the average closing bid price for the Company's common stock exceeds $11.00 for the Class A warrants and $16.60 for the Class B warrants for 20 consecutive business days ending within 15 days prior to the date notice of redemption is given. Additionally, at March 31, 1996 and 1997, a total of 31,500 warrants previously granted with terms identical to those of the aforementioned Class A warrants were outstanding and remain outstanding. Accordingly, 3,858,000 shares of the Company's common stock are reserved for exercise of these and the aforementioned warrants as follows:

                                       Exercise
       Warrant       Shares            Price per
       Type          Reserved            Share           Expiration
       ----          --------            -----           ----------

       Class A       1,296,500           $ 7.85          October 20, 1997
       Class B       2,561,500 (A)       $11.80          October 20, 1997
                     ---------
                     3,858,000

----------

(A) The issuance of 1,296,500 shares of common stock upon exercise of the Class B warrants is dependent upon the prior exercise of the Class A warrants and the aforementioned 31,500 warrants.

     Other warrants to purchase shares of the Company's common stock are as follows:

                                    Warrant price
                                      Per share     Outstanding     Exercisable
                                      ---------     -----------     -----------

      Balance at April 3, 1995         $1.00           600,000         300,000

      Became exercisable                  --                --         150,000
      Granted (A)                      $1.07           100,000         100,000
      Granted (B)                      $1.40            81,891          81,891
                                     ----------       --------        --------

      Balance at March 31, 1996      $1.00-1.40        781,891         631,891

      Became exercisable                  --              --           150,000
      Exercised (C)                       --          (275,000)       (275,000)
      Canceled (D)                        --          (200,000)       (200,000)
                                      ----------      --------        --------

      Balance at March 31, 1997       $1.00-1.40       306,891         306,891
                                      ==========       =======         =======

----------

(A) Granted on April 25, 1995, to two directors of the Company in connection with their guarantee of the performance obligations of Inmark Services, Inc. pursuant to the factoring agreement described in note 1, and are immediately exercisable.

(B) Granted on September 29, 1995 to the shareholders of Inmark Services, Inc. on completion of the Merger and are immediately exercisable.

(C) On April 10, 1996, a director of the Company exercised warrants to purchase 275,000 shares of common stock at a price of $1.00 per share for 225,000 shares and $1.07 per share for 50,000 shares.

(D) Concurrently with the resignations, on February 25, 1997 and March 3, 1997, respectively of two directors of the Company, warrants to purchase 200,000 shares of the Company's common stock were returned to the Company and 50,000 shares of the Company's common stock which previously had been issued on exercise of warrants at prices of $1.00 and $1.07 per share were repurchased by the Company for $53,500, the aggregate amount of the proceeds received by the Company when the 50,000 warrants were initially exercised.

     Prior to April 1, 1996, the Company accounted for its stock options and warrants issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option and warrant grants made in Fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 in accounting for its stock-based awards and, accordingly, no compensation cost has been recognized for its stock options and warrants in the financial statements.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options and warrants under SFAS No. 123, the Company's net income and net income per share for fiscal 1997 and 1996 would have been reduced by insignificant amounts for such years (substantially less than 1%). However, such pro forma net income reflects only options and warrants granted in fiscal 1997 and fiscal 1996. Therefore, the full impact of calculating compensation cost for stock options and warrants under SFAS No. 123 is not reflected in the pro forma net income amounts for fiscal 1997 and fiscal 1996 discussed above because compensation cost is reflected over the options' and warrants' vesting periods of up to 10 years and compensation cost of options and warrants granted prior to April 1, 1995 is not considered.

     At March 31, 1997 and 1996, the per share weighted-average fair value of stock options and warrants granted was $1.63 and $1.20, respectively on the date of grant using the modified Black Scholes option-pricing model with the following weighted-average assumptions: 1997 expected dividend yield 0%, risk-free interest rate of 6.85%, expected volatility of 25%, and an expected life of 6.91 years; 1996 - expected dividend yield 0%, risk-free interest rate of 6.63%, expected volatility of 25%, and an expected life of 6.98 years.

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1997 and 1996

(8) Income Taxes

     The Company and its subsidiaries, which are wholly-owned, will file a consolidated Federal income tax return for the year ended March 31, 1997. The Company's subsidiary, Inmark Services, Inc., has filed separate Federal and state income tax returns for the period from April 1, 1995 through September 29, 1995, the date of the Merger, and accordingly, has been included in the consolidated Federal income tax return only for the post-Merger period.

     The components of income tax expense (benefit) for the years ended March 31, 1997 and 1996 are as follows:


                                           March 31, 1997                        March 31, 1996
                                   ------------------------------        ----------------------------

         Current:
           State and local          $ 242,209                            $  18,606
           Federal                     40,000            282,209            17,313             35,919
                                    ---------                            ---------
         Deferred:
           Federal                                      (442,133)                            (542,080)
                                                       ---------                            ---------
                                                       $(159,924)                           $(506,161)
                                                       =========                            =========

     The difference between the provision for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) attributable to income before income tax for the years ended March 31, 1997 and 1996 are as follows:


                                                                 Rate
                                                        ----------------------
                                                        1997            1996
                                                        ----            ----

         Statutory Federal income tax                    34.0%          34.0%
         State and local taxes net of
             Federal benefit                              6.6            2.7
         Items not deductible, primarily
             certain merger expenses in
             1996 and amortization of goodwill             .4           10.3
         Valuation allowance adjustment                 (48.8)        (156.3)
         Other                                             .3            (.4)
         Effective tax rate                              (7.5)%       (109.7)%

     The Company has approximately $1,924,000 of net operating loss carryovers at March 31, 1997 available to reduce future taxable income, which expire principally in the years 2008 and 2009. Utilization of these carryforwards could be limited under Internal Revenue Code Section 382 if there are future changes in excess of allowable limitations in ownership of the common stock of the Company within a specified time period.

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1997 and 1996

     The tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities that are included in net deferred tax assets are as follows:

                                                March 31, 1997    March 31, 1996
                                                --------------    --------------
Deferred tax assets
      Goodwill, principally due to excess of
      book amortization over tax amortization      $   69,744       $   29,641
      Net operating loss carryforwards                654,133        1,279,010
      Note receivable write-off                       428,000             --
      AMT credit                                       40,000             --
                                                   ----------       ----------
             Deferred tax assets                    1,191,877        1,308,651
                                                   ----------       ----------

Deferred tax liabilities
      Furniture, fixtures and equipment,
      principally due to differences in
      depreciation                                       --              8,851
                                                   ----------       ----------
             Deferred tax liabilities                    --              8,851
                                                   ----------       ----------

Net deferred tax assets                             1,191,877        1,229,800
Less valuation allowance                              109,744          659,800
                                                   ----------       ----------
Net deferred tax asset                             $1,082,133       $  640,000
                                                   ----------       ==========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the period for which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of approximately $1,082,000 of these deductible differences and thus a valuation allowance is not deemed necessary for this amount of deferred tax assets at March 31, 1997. The Company has provided a full valuation allowance for the remainder of its deferred tax assets.

     The Company's net operating loss carryovers were generated by operations of Health Image Media, Inc. in tax periods prior to the September 29, 1995 Merger. A full valuation allowance for related deferred tax assets had been established by Health Image Media, Inc., which was not reduced at the time of the Merger.

     The decrease of approximately $550,000 in the valuation allowance from March 31, 1996 to March 31, 1997 was attributable principally to a change in management's judgment about the realizability of deferred tax assets in future years and to utilization of a portion of the net operating loss carryforward to offset taxable income for the year ended March 31, 1997.

                   INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1997 and 1996

(9) Significant Customers

     During the year ended March 31, 1997, revenues from two customers represented 48.9% (the same customer as represented 51.6% in the prior year) and 17.7%, respectively, of total revenues, and during the year ended March 31, 1996, revenues from two customers represented 51.6% and 21.1%, respectively, of total revenues.


(10) Employee Benefit Plan

     During the year ended March 31, 1997, the Company adopted a savings plan available to substantially all salaried employees and intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Pursuant to the 401(k) Plan, employees may contribute up to 15% of their eligible compensation not in excess of $9,500 and the Company at its sole discretion may from time to time make a discretionary matching contribution as it deems advisable. For the year ended March 31, 1997, the Company has charged approximately $32,000 to expense as a 100% matching employer contribution.


(11) Commitments

     (i) Employment Agreements

     The Company has entered into four year employment agreements with three of its officers which at March 31, 1997 provide for base salaries in the aggregate amount of $660,000 per year and a covenant not to compete.

     (ii) Factoring Agreement

     On March 20, 1996, the Company, gave notice of termination of the factoring agreement as of its initial anniversary date, and as of April 24, 1996, the Company entered into a new one year factoring agreement which expired on April 24, 1997. The new agreement provided for the Company to pay a closing fee of $25,000 to the factor and for the factor to provide the Company with a $2 million factoring facility which the Company at its option may utilize during the term of the agreement. Should the Company elect to sell any of its receivables to the factor, the Company will incur an administrative fee cost and a facility fee cost on the same terms as set forth in its previous factoring agreement, the terms of which are described in note 1 above.

(12) Contingent Asset

     On December 18, 1995, the Court of Common Pleas of Berks County, Pennsylvania signed an order approving the Company's settlement agreement with Rx Returns, Inc., certain of its shareholders and certain shareholders of the Company, under which Rx Returns, Inc. agreed to pay the Company $1,075,000 over a period of time in satisfaction of the balance of a loan made in 1994 by Health Image Media, Inc. and to discontinue, with prejudice, all claims filed against the Company, including the shareholder derivative claims. As part of the settlement, the Company also received as collateral 30% of the outstanding capital stock of Rx Returns, Inc. which is redeemable by Rx Returns, Inc. only after all amounts due the Company in the settlement are paid. As a result of the settlement agreement, all pending litigation against the Company and certain of its current and former directors, including the derivative shareholder claims, and all pending litigation brought by the Company against Rx Returns, Inc. in Federal District Court in the Eastern District of Pennsylvania has been dismissed.

     To date, Rx Returns, Inc. has repaid approximately $200,000 of its loan but has otherwise failed to make the installment payments of its loan to the Company as required by the settlement agreement and, therefore, is in default of the settlement agreement thereby causing the total settlement amount to increase to $1,325,000 . On January 30, 1996, the Company notified Rx Returns, Inc. of the default and the Company currently is considering its available remedies, including, but not limited to exercising its rights as a secured creditor of the assets of Rx Returns, Inc. and exercising its rights against Rx Returns, Inc.'s guarantors and taking possession of the shares of Rx Returns, Inc. capital stock pledged by them as collateral security of their guarantee obligations. There can be no assurance, however, that any of these remedies will result in the Company being repaid. Accordingly, the entire balance due from Rx Returns, Inc. has been fully reserved. Other income reflected in the statement of operations for the year ended March 31, 1996 consists principally of amounts received from Rx Returns, Inc. during the year.


(13) Recent Accounting Developments

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), was issued. SFAS No. 128 simplifies the standards for computing earnings per share as it replaces primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share, respectively. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share presented. The Company believes that adoption of SFAS No. 128 in fiscal 1998 will increase the Company's reported earnings per share since the computation of basic earnings per share will exclude outstanding stock options which were previously included in the computation of primary earnings per share, while diluted earnings per share will be approximately the same.

     Effective  April 1,  1996,  the  Company  adopted  Statement  of  Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Statement 121 requires the Company to estimate the future cash flows expected to result from the use and eventual disposition of its furniture, fixtures and equipment and other long lived assets, and if the sum of such cash flows is less than the carrying amount of these assets, to recognize an impairment loss to the extent, if any, that the carrying amount of the assets exceeds their fair values. The Company believes that expected future cash flows derived from these assets will be at least equal to their carrying values, and that no impairment loss was indicated.

(14) Subsequent Events

     (i) Extension of Employment Agreements

          On May 2, 1997, the Company extended the term of the existing employment agreements with three of its officers until September 29, 2001.

     (ii) Grant of Stock Options and Warrants

          On May 1, 1997, the Company elected two new directors and granted director stock options to purchase 5,500 shares of common stock at an exercise price of $5.00 to each director. On issue, fifty percent of the options were immediately exercisable with the balance exercisable on the first anniversary of the date of grant.

          On May 1, 1997, concurrent with the Company entering into a financial advisory services agreement with an investment banking firm with which a new director is associated, the Company issued immediately exercisable warrants to purchase 30,000 shares of the Company's common stock at an exercise price of $5.00 to each of the new director and another associate of the investment banking firm.

          On May 2, 1997, the Company, pursuant to its 1992 Stock Option Plan, granted to three of its officers incentive stock options to purchase up to a total of 300,000 shares of common stock at an exercise price of $5.00 per share. The options to purchase the 300,000 shares of common stock are exercisable in three equal installments commencing on the first, second and third anniversary of the grant date.

          On May 2, 1997, the Company, pursuant to its 1992 Stock Option Plan, granted to its employees incentive stock options to purchase up to a total of 10,800 shares of common stock at an exercise price of $5.00 per share. The options become exercisable on the first anniversary of the grant date.

     (iii) Officer Loan

          On April 7, 1997, the Company, in exchange for a promissory note, loaned $25,000 to an officer of the Company. The loan bears interest at an annual rate of 10% and is payable in full, together with accrued interest on April 7, 1999. An existing pledge agreement wherein 112,851 shares of the Company's common stock owned by the officer have been pledged to secure the officer's loan obligation has been amended to include such pledged shares as security for the additional $25,000 loan.

                          Independent Auditors' Report


The Board of Directors and Stockholders
Inmark Services, Inc.:


     We have audited the accompanying balance sheets of SPAR Promotion & Marketing Services, Inc. as of March 31, 1995 and 1994, and the related statements of operations and retained earnings (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPAR Promotion & Marketing Services, Inc. as of March 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                     KPMG Peat Marwick LLP



New York, New York
June 23, 1995

                    SPAR PROMOTION & MARKETING SERVICES, INC.
                                 Balance Sheets
                             March 31, 1995 and 1994


                          Assets                                  1995              1994
                                                                  ----              ----
Current assets:
    Cash                                                        $     1,100            21,520
    Accounts receivable, less allowance for doubtful
       accounts of $4,000                                         4,466,647           860,344
    Advances to employees                                             1,800            65,000
    Prepaid expenses and other current assets                        42,845            40,708
                                                                -----------       -----------

                  Total current assets                            4,512,392           987,572
                                                                -----------       -----------

Furniture, fixtures and equipment                                   114,490            62,590
Less accumulated depreciation                                       (33,043)          (11,009)
                                                                -----------       -----------

                                                                     81,447            51,581
                                                                -----------       -----------
Goodwill, net of accumulated amortization of
    $230,562 and $115,279 as of March 31, 1995 and
       1994, respectively                                           115,279           230,562
Other assets                                                         13,803            13,043
                                                                -----------       -----------

                  Total assets                                  $ 4,722,921         1,282,758
                                                                ===========       ===========

         Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
    Accounts payable                                              1,592,626           940,028
    Accrued job costs                                               967,608           367,123
    Accrued bonuses                                                 823,033              --
    Other accrued liabilities                                        20,675            35,030
    Income taxes payable                                             20,000              --
    Current portion of capital lease obligation                       5,744             4,894
    Loan payable to affiliate                                       172,002           388,881
    Advance from affiliate                                          350,000              --
                                                                -----------       -----------

                  Total current liabilities                       3,951,688         1,735,956
                                                                -----------       -----------

Capital lease obligation, net of current portion                       --               4,960
                                                                -----------       -----------

Commitments and contingencies

Stockholders' equity (deficiency):
    Capital stock, no par value, authorized 2,500 shares;
    issued and outstanding 72 shares                                     72                72
Retained earnings (deficit)                                         771,161          (458,230)
                                                                -----------       -----------

                  Total stockholders' equity (deficiency)           771,233          (458,158)
                                                                -----------       -----------
                  Total liabilities and stockholders'
                     equity (deficiency)                        $ 4,722,921         1,282,758
                                                                ===========       ===========

See accompanying notes to financial statements.

                    SPAR PROMOTION & MARKETING SERVICES, INC.

            Statements of Operations and Retained Earnings (Deficit)

                       Years ended March 31, 1995 and 1994



                                                        1995           1994
                                                        ----           ----

Sales                                               $13,670,938       6,676,355
Direct expenses                                       9,217,705       4,976,630
                                                    -----------       ---------

         Gross profit                                 4,453,233       1,699,725
                                                    -----------       ---------

Salaries                                              1,667,725       1,465,279
Bonuses and incentive compensation                      848,033            --
Selling, general and administrative expense             660,782         666,559
                                                    -----------       ---------

        Total operating expenses                      3,176,540       2,131,838
                                                    -----------       ---------

        Operating income (loss)                       1,276,693        (432,113)

Interest expense, net                                    27,807          24,992
                                                    -----------       ---------
        Income (loss) before income taxes             1,248,886        (457,105)

Income tax expense                                       19,425           1,125
                                                    -----------       ---------

        Net income (loss)                             1,229,391        (458,230)

Retained earnings (deficit) at
  beginning of year                                    (458,230)           --
                                                    -----------       ---------

Retained earnings (deficit) at end of year          $   771,161        (458,230)
                                                    ===========       =========


See accompanying notes to financial statements.

                    SPAR PROMOTION & MARKETING SERVICES, INC.
                            Statements of Cash Flows
                       Years ended March 31, 1995 and 1994

                                                                            1995                1994
                                                                            ----                ----

Cash flows from operating activities:
    Net income (loss)                                                    $ 1,229,391          (458,230)
    Adjustments to reconcile net income (loss) to net cash
       (used in) provided by operating activities:
          Depreciation and amortization                                      137,317           126,288
          Provision for uncollectible accounts receivable                       --               4,000
          Changes in operating assets and liabilities:
          Increase in accounts receivable                                 (3,606,303)         (504,539)
          Decrease (increase) in advances to employees                        63,200           (65,000)
          Increase in prepaid expenses and other current assets               (2,137)          (40,708)
          Increase in other assets                                              (760)          (13,043)
          Increase in accounts payable                                       652,598           940,028
          Increase in accrued job costs                                      600,485             7,318
          (Decrease) increase in other accrued liabilities                   (14,355)           35,030
          Increase in accrued bonuses                                        823,033              --
          Increase in income taxes payable                                    20,000              --
                                                                          ----------          ---------

                  Net cash (used in) provided by
                     operating activities                                    (97,531)           31,144
                                                                          -----------         ---------
Cash flows from investing activities:
    Costs of acquisition of the business of R.G. Meadows, Inc.                  --            (370,841)
    Purchases of fixed assets                                                (51,900)          (23,951)
                                                                          -----------         ---------
                  Net cash used in investing activities                      (51,900)         (394,792)


Cash flows from financing activities:
    Proceeds from loan payable to affiliate                                     --             388,953
    Repayments of loan payable to affiliate                                 (216,879)             --
    Advances from affiliate                                                  350,000              --
    Repayments under capital lease obligations                                (4,110)           (3,785)
                                                                         -----------         ---------
                  Net cash provided by financing activities                  129,011           385,168
                                                                         -----------         ---------
                  Net (decrease) increase in cash                            (20,420)           21,520

Cash at beginning of year                                                     21,520              --
                                                                         -----------         ---------
Cash at end of year                                                      $     1,100            21,520
                                                                         ===========         =========
Supplemental disclosures:
    Interest paid during the year                                        $    28,467            24,992
                                                                         ===========         =========
    Income taxes paid during the year                                    $       325              --
                                                                         ===========         =========


See accompanying notes to financial statements.

                    SPAR PROMOTION & MARKETING SERVICES, INC.

                          Notes to Financial Statements

                             March 31, 1995 and 1994


(1) Organization and Nature of Business

     SPAR Promotion & Marketing Services, Inc. (the Company) is a marketing and sales promotional organization which designs, develops and coordinates sales, marketing and promotional programs primarily for consumer product client companies. The Company assists its clients in realizing product recognition and sales by providing promotional programs at both national and local levels, which are created to address identified trade, sales and consumer needs.

     In April 1993, the Company, which was previously inactive, purchased the assets and business and assumed certain liabilities of R.G. Meadows, Inc., a company engaged in providing marketing and promotional services primarily to consumer product client companies. The aggregate cash purchase price of $370,841, including legal and other acquisition costs of $55,714, was allocated to the net assets acquired which included office furniture and accounts receivable. The excess of the purchase price over the aggregate fair value of the assets purchased has been recorded as goodwill.


(2) Summary of Significant Accounting Policies

     (a) Revenue Recognition

     The Company recognizes revenue upon billing in accordance with contract terms, which in general provide for billing as services are rendered and accepted. Costs associated with the fulfillment of the contracts are accrued and recognized proportionately to the related revenue in order to ensure a matching of revenue and expenses in the proper period.

     (b) Furniture, Fixtures and Equipment

     Furniture, fixtures and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which are three to five years.

     Equipment under capital lease is stated at the present value of minimum lease payments at the inception of the lease and is amortized by the straight-line method over the terms of the lease.

     (c) Goodwill

     Goodwill represents the excess of the purchase price over the aggregate fair value of the assets purchased and is being amortized over three years on a straight-line basis.

                    SPAR PROMOTION & MARKETING SERVICES, INC.

                          Notes to Financial Statements

                             March 31, 1995 and 1994

     (d) Income Taxes

     The Company is an S corporation for Federal and state income tax purposes. S corporation income tax status requires the stockholders to include their pro rata share of the Company's income or loss in their individual tax returns. The Company has provided for state and local income taxes for those taxing jurisdictions which do not recognize the S corporation election.

(3) Lease

     The Company leases office space and equipment pursuant to the terms of operating leases. Rent expense for the years ended March 31, 1995 and 1994 was $89,809 and $106,716, respectively. In addition, the Company leases office equipment pursuant to the terms of a capital lease. The following is an analysis of the leased office equipment:

                                               Years ended March 31
                                               --------------------
                                                 1995         1994
                                                 ----         ----
      Office equipment                        $13,633        13,633

      Accumulated depreciation                 (9,093)       (4,546)
                                              -------        ------

                                              $ 4,540         9,087
                                              =======        ======

     Depreciation of assets held under capital lease is included in selling, general, and administrative expense in the accompanying statements of operations and retained earnings (accumulated deficit).

     The Company's lease for office space in Chicago expired in December of 1994. The Company continues to occupy this space on a month to month basis and is currently negotiating with the landlord to enter into a new lease.

     The following is a summary of future minimum lease payments under capital and operating leases as of March 31, 1995:

                                                 Capital     Operating
      Year ending March 31                        lease       leases
      --------------------                        -----       ------

           1996                                  $6,072       55,382
           1997                                    --            938
                                                 ------       ------
                                                  6,072       56,320

           Less amount representing interest        328          --
                                                 ------       ------

           Present value of net minimum
           lease obligations                     $5,744       56,320
                                                 ======       ======

                    SPAR PROMOTION & MARKETING SERVICES, INC.

                          Notes to Financial Statements

                             March 31, 1995 and 1994


(4) Loan Payable to Affiliate


     The loan payable to an affiliate is due on demand, and calls for monthly payments of $25,000 at an interest rate of 1-1/2% over Citibank's quoted prime rate per annum. Interest expense for the years ended March 31, 1995 and 1994 amounted to $27,181 and $23,901, respectively.

     Anadvance from this affiliate in the amount of $350,000 received in March 1995 was repaid in April 1995 without interest.


(5) Income Taxes

     As indicated in note 2, the Company is an S corporation and is not subject to Federal income tax. Income tax expense applies to state and local taxing jurisdictions which do not recognize S corporation status and amounted to $19,495 and $1,125 for the years ended March 31, 1995 and 1994, respectively.


(6) Significant Customers

     During the year ended March 31, 1995, revenues from one customer represented 52.4% of total revenues. Revenue from three customers during the year ended March 31, 1994 represented 23.6%, 21.0% and 13%, respectively, of total revenues.


(7) Commitments

     Employment Agreements

     In May 1993, the Company entered into employment agreements with four of its officers, which provide for base salaries over the agreement period of $540,000 per year in the aggregate. The agreements, which terminate on March 31, 1997, also provide for these officers to participate in a management bonus pool, based on a percentage of net earnings as defined in the respective agreements, as well as a covenant not-to-compete, as defined by a separate non-compete agreement. No bonuses were earned or paid as of March 31, 1994. The Company has accrued for bonuses of $463,783 for the year ended March 31, 1995.

     In March 1995, one of the executives of the Company refereed to above terminated his employment agreement and was retained by the Company as a consultant pursuant to a contract through March of 1997 at a fixed amount of $160,000 per annum, with no participation in future profits.

                    SPAR PROMOTION & MARKETING SERVICES, INC.

                          Notes to Financial Statements

                             March 31, 1995 and 1994


     The Company also assumed an employment agreement with an executive dated January 1, 1990 in conjunction with the acquisition discussed in note 1. This agreement, which has an indefinite term, provides for a minimum base salary of $115,000 per year. The agreement also provides to the executive as incentive compensation a percentage of pre-tax profit of the Midwest office's operations, based on a formula as set forth in the employment agreement and provides for a covenant not-to-compete for the term of employment and for a period of one year thereafter. No incentive compensation had been earned or paid as of March 31, 1994. The Company has paid $25,000 and accrued incentive compensation of $359,250 for the year ended March 31, 1995.

(8) Subsequent Events

     (a) Management Buyout

     SPMS Acquisition Corp. (SPMS), a company newly formed by the Company's management, purchased from the Company, as of April 3, 1995, all of its assets and assumed substantially all of its liabilities for $1,828,000 in cash and $1,672,000 in subordinated notes consisting of (i) a note in the principal amount of $1,000,000 payable on October 1, 1995 together with interest at the rate of 7.5% per annum, (ii) a note in the principal amount of $500,000 payable on October 1, 1996 together with interest at the rate of 7.5% per annum and
(iii) a note in the principal amount of $172,000 payable in monthly installments of principal of $25,000 together with interest at the rate of 1.5% above the Citibank quoted prime rate commencing May 1, 1995. At the option of SPMS, payment of $250,000 of the principal amount of the $1,000,000 note may be deferred until the maturity date of the $500,000 note, provided that there is an increase in the interest rate to 10% per annum. On May 2, 1995, SPMS Acquisition Corp. legally changed its name to Inmark Services, Inc. (Inmark).

     (b) Factoring Agreement

     Of the $3,500,000 purchase price paid by SPMS to the Company, the cash payment of $1,828,000 was provided pursuant to a $2,000,000 Factoring Agreement dated April 24, 1995 by and between SPMS and Access Trade Funding, Inc. The factoring agreement provides for Access to purchase, without recourse, substantially all of SPMS accounts receivable and amounts invoiced by SPMS for services provided by SPMS to its customers and for Access to advance to SPMS 75% of the face amount of such purchased accounts receivable. Upon collection of the amounts due with respect to purchased accounts receivable, and after application of such collected amounts to reimburse Access for amounts advanced to SPMS and for the payment of fees due Access under the factoring agreement, the balance collected will be tendered to SPMS in satisfaction of the purchase price for the accounts receivable. The factoring agreement is for a fixed term of one year and may be renewed for consecutive one-year terms although SPMS has the right to terminate the agreement

                    SPAR PROMOTION & MARKETING SERVICES, INC.

                          Notes to Financial Statements

                             March 31, 1995 and 1994


prior to the end of the initial one-year term upon payment of all outstanding obligations then due Access under the agreement plus additional fees based on the revenues of the Company for the remainder of the then current term of the agreement, less any amounts paid with respect to the facility fee during the current term of the agreement, but in no event less than $225,000. The factoring agreement provides for Access to receive (i) an origination fee of $50,000 upon execution of the factoring agreement, (ii) a facility fee payable monthly in the amount of 1.5% of the accounts receivable purchased, subject to a minimum fee of $225,000 for the year, and (iii) an administrative fee payable monthly in the amount of 1% of the outstanding facility balance for each month or portion thereof. The performance obligations of SPMS to Access under the factoring agreement are personally guaranteed by SPMS management and further secured by the guarantees of Health Image Media, Inc. and two of the directors of Health Image Media, Inc. which are further supported with collateral in the amounts of $500,000 provided by Health Image Media, Inc. and $250,000 by each director. The guarantees provided by HIMI and its two directors are limited to the amount of collateral pledged.

     (c) Proposed Public Merger

     On April 25, 1995, SPMS entered into an Agreement and Plan of Merger and Plan of Reorganization with Health Image Media, Inc. (HIMI), whereby SPMS will be merged into a wholly owned subsidiary of HIMI which will then be the surviving corporation, subject to the approval of the HIMI stockholders. Upon consummation of the merger, each share of common stock of SPMS will be exchanged for 4,514.04 shares of HIMI's common stock, $.001 par value, or an aggregate of 677,106 shares, representing 26% of the outstanding shares of HIMI assuming no exercise of options or warrants.

     In addition to the shares to be issued in conjunction with the merger, HIMI will grant to SPMS shareholders options to purchase an aggregate of 180,000 shares, and will reserve an additional 50,000 shares for issuance upon exercise of options to be granted to other key employees following the effective time of the merger. Further, the SPMS shareholders will be granted warrants to purchase additional shares in lieu of being paid cash in connection with the obligation assumed by HIMI to pay a management bonus already earned by the SPMS shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III


Item 10.  Directors and Executive Officers of the Company.

     Pursuant to the Company's by-laws, Directors are elected to a one-year term of office by the stockholders of the Company at its annual meeting.

     Information regarding the Directors and Executive Officers of the Company is listed in the following table:


                                      Positions with the Company and Principal
                                      Occupation or Employment during the past
                             Age      Five Years                                                    Director Since
----------------------------------------------------------------------------------------------------------------------

Paul A. Amershadian          49       Executive Vice President-Marketing and                           1996
                                      Sales of the Company since September 29,
                                      1995 and of the Company's respective
                                      predecessors, Spar and Meadows, from 1986
                                      to September 29, 1995; Secretary of the
                                      Company since October 16, 1996; Director of
                                      the Company since May 1996.

John P. Benfield             46       Director, President and Chief Executive Officer                  1995
                                      of the Company since September 29, 1995;
                                      Chairman of the Board of the Company since
                                      October 16, 1996; Executive Vice President
                                      of Operations of both Spar and Meadows, the
                                      Company's respective predecessors, from 1988
                                      to September 29, 1995.

Donald A. Bernard             64      Director, Executive Vice President and Chief                     1995
                                      Financial Officer of the Company since
                                      September 29, 1995; Executive Vice President
                                      of Finance of both Spar and Meadows, the
                                      Company's respective predecessors, from
                                      1990 to September 29, 1995.

Herbert M. Gardner            57      Director of the Company since May 1, 1997;                        1997
                                      Senior Vice President of Janney Montgomery
                                      Scott Inc., an investment banking firm, since
                                      1978; Presently serves as Chairman of Board of
                                      Directors of Supreme Industries, Inc. and as a
                                      director of Shelter Components Corporation;
                                      Nu Horizons Electronics Corp.; Transmedia
                                      Network, Inc.; TGC Industries, Inc.; The
                                      Western Systems Corp.; Hirsch International
                                      Corp. and Chase Packaging, Inc.

Joseph S. Hellman             66      Director of the Company since May 1, 1997;                       1997
                                      Partner in the law firm of Kronish, Lieb, Weiner
                                      & Hellman LLP since 1963.


     The following two persons were also directors and executive officers during the year ended March 31, 1997 until their resignations, the dates of which are set forth below:

Robert F. Hussey              47      Director of the Company from May 1992 until                     1992
                                      March 3, 1997; Chairman of the Board  of the
                                      Company from May 1994 until October 16, 1996;
                                      President and Chief Executive Officer of the Company
                                      from June 1993 until September 29, 1995; Director
                                      and President of Metrovision of North America, Inc.,
                                      a niche cable television network, since 1991.

Courtlandt G. Miller          45      Director of the Company from March 1992 until                   1992
                                      February 25, 1997; Secretary from March 1992
                                      and Treasurer from June 1993 until October 16, 1996;
                                      Director of Diagnostek, Inc., a mail service pharmacy
                                      contractor, from 1985 until July 1995, General Counsel
                                      and Secretary of that company from 1987 until July 1995,
                                      and Executive Vice President from 1988 until July 1995.


Section 16(a). Beneficial Ownership Reporting Compliance

     The following officers, directors and holders of more than 10% of the outstanding Common Shares failed to file the following Form 4 reports under
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the period April 1, 1996 through March 31, 1997: (i) Robert F. Hussey, a director and Chairman of the Board of the Company until his resignation during Fiscal 1997, failed to file a Form 4 due April 10, 1997, reporting the surrender to the Company of warrants to purchase 125,000 Common Shares, and (ii) Courtland G. Miller, a director, secretary and treasurer of the Company until his resignation during Fiscal 1997, failed to file a Form 4 due March 10, 1997, reporting the sale to the Company of 50,000 Common Shares and the surrender to the Company of warrants to purchase 75,000 shares. There are no known failures to file a required Form 3 or 5, no other known failures to file a required Form 4 and no known late filings of a required Form 3, 4 or 5 during Fiscal 1997 by any person required to file such forms with respect to the Company pursuant to Section 16 of the Exchange Act.


Item 11.  Executive Compensation.

     Information required by this item is contained in the section "Executive Compensation" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information required by this item is contained in the sections entitled "Election of Directors" and "Security Ownership and Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is hereby incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

     Information required by this item is contained in the section entitled "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is hereby incorporated herein by reference.


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a) The following documents are filed as part of this Report.

     1. Financial Statements:

                                                                            Page
                                                                            ----
      Index to Financial Statements.                                         15
        Consolidated Financial Statements of Inmark Enterprises, Inc.
          Independent Auditors' Report                                       16
          Consolidated Balance Sheets as of March 31, 1997 and 1996          17
          Consolidated Statements of Operations for the years ended
            March 31, 1997 and 1996                                          18
          Consolidated Statement of Stockholders' Equity
            for two the years ended March 31, 1997                           19
          Consolidated Statements of Cash Flows for the years ended
            March 31, 1997 and 1996                                          20
          Notes to Consolidated Financial Statements                         21

        SPAR Promotion & Marketing Services, Inc. (a predecessor company)
          Independent Auditors' Report                                       36
          Balance Sheets as of March 31, 1995 and 1994                       37
          Statements of Operations and Retained Earnings (Deficit)
            for the years ended March 31, 1995 and 1994                      38
          Statements of Cash Flows for the years ended March 31,
            1995 and 1994.                                                   39
          Notes to Financial Statements                                      40

     2. Financial Statement Schedules:

     No financial statement schedules are provided herein because they are not required or not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.


     3. Exhibits:

Exhibit
Number    Description of Exhibits.
------    ------------------------

   3.1 Certificate of Incorporation, as amended, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, File No. 33-47932, initially filed with the Securities and Exchange Commission on May 14, 1992).

   3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, File No. 33-47932, initially filed with the Securities and Exchange Commission on May 14, 1992).

   4.1 Form of Warrant Agreement (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, File No. 33-47932, initially filed with the Securities and Exchange Commission on May 14, 1992).

   4.2 Form of Unit Purchase Option (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-1, File No. 33-47932, initially filed with the Securities and Exchange Commission on May 14, 1992).

   10.1 Health Image Media, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, File No. 33-47932, initially filed with the Securities and Exchange Commission on May 14, 1992).

   10.2 Merger and Acquisitions Agreement between the Registrant and D.H. Blair Investment Banking Corp. (incorporated by reference to Exhibit
          10.8 to the Registrant's Registration Statement on Form S-1, File No. 33-47932, initially filed with the Securities and Exchange Commission on May 14, 1992).*

   10.3 Employment Agreement dated September 29, 1995 between Registrant and John P. Benfield (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

   10.4 Employment Agreement dated September 29, 1995 between the Registrant and Donald A. Bernard (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

        10.5 Employment Agreement dated September 29, 1995 between Registrant and Paul A. Amershadian (incorporated by reference to Exhibit
                10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

        10.6 Promissory Note and Pledge Agreement dated January 10, 1996 between Inmark Services, Inc. and Paul A. Amershadian (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

        10.7 First Amendment to Employment Agreement dated May 2, 1997 between the Registrant and John P. Benfield.

        10.8 First Amendment to Employment Agreement dated May 2, 1997 between the Registrant and Donald A. Bernard.

        10.9 First Amendment to Employment Agreement dated May 2, 1997 between the Registrant and Paul A. Amershadian.

        10.10 Promissory Note, dated April 7, 1997, in the principal amount of $25,000, by Paul A. Amershadian in favor of Inmark Services, Inc.

        10.11 Amendment to Pledge Agreement, dated as of April 7, 1997, between Paul A. Amershadian and Inmark Services, Inc.

        21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

        23      Consent of Independent Auditors.

        27      Financial Data Schedule

                * Compensatory plan, contract or arrangement required to be filed under Item 601(b)(10) of Regulation S-K.

(b)  Reports on Form 8-K.

     No reports were filed on Form 8-K during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INMARK ENTERPRISES, INC.


                                By: /s/ Donald A. Bernard
                                    -------------------------------
                                    Donald A. Bernard
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                Dated: June 24, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


Signature and Title                               Signature and Title
-------------------                               -------------------

By: /s/ John P. Benfield                          By: /s/ Donald A. Bernard
    ------------------------------------              ------------------------------------
        John P. Benfield                                  Donald A. Bernard
        President and                                     Executive Vice President and
        Chief Executive Officer and Director              Chief Financial Officer and Director
        (Principal Executive Officer)                     (Principal Financial and
                                                          Accounting Officer)

Dated: June 24, 1997                              Dated: June 24, 1997


By: /s/ Paul A. Amershadian                       By: /s/ Herbert M. Gardner
    ------------------------------------              ------------------------------------
        Paul A. Amershadian                               Herbert M. Gardner
        Executive Vice President -                        Director
        Marketing and Sales and Director

Dated: June 24, 1997                              Dated: June 24, 1997


By: /s/ Joseph S. Hellman
    ------------------------------------
        Joseph S. Hellman
        Director

Dated: June 24, 1997



                                  EXHIBIT INDEX

         Exhibit
         Number               Description of Exhibits.
         ------               ------------------------

         3.1 Certificate of Incorporation, as amended, of the Registrant (incorporated by reference to Exhibit
                              3.1 to the Registrant's Registration Statement on Form S-1, File No. 33-47932, initially filed with the Securities and Exhange Commission on May
                              14, 1992).

         3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, File No. 33-47932, initially filed with the Securities and Exchange Commission on May 14, 1992).

         4.1 Form of Warrant Agreement (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, File No. 33-47932, initially filed with the Securities and Exchange Commission on May 14, 1992).

         4.2 Form of Unit Purchase Option (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-1, File No. 33-47932, initially filed with the Securities and Exchange Commission on May 14, 1992).

         10.1                 Health Image Media, Inc. 1992 Stock Option
                              Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, File No. 33-47932, initially filed with the Securities and Exchange Commission on May 14,
                              1992).

         10.2 Mergers and Acquisitions Agreement between the Registrant and D.H. Blair Investment Banking Corp. (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, File No. 33-47932, initially filed with the Securities and Exchange Commission on May
                              14, 1992).*

         10.3                 Employment Agreement dated September 29,
                              1995 between Registrant and John P. Benfield
                              (incorporated by reference to Exhibit 10.3 to the

         Exhibit
         Number                       Description of Exhibits (continued)
         ------                       -----------------------------------

                              Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

         10.4                 Employment Agreement dated September 29,
                              1995 between the Registrant and Donald A.
                              Bernard (incorporated by reference to Exhibit
                              10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

         10.5                 Employment Agreement dated September 29,
                              1995 between the Registrant and Paul A.
                              Amershadian (incorporated by reference to
                              Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

         10.6 Promissory Note and Pledge Agreement dated January 10, 1996 between Inmark Services, Inc. and Paul A. Amershadian (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1,
                              1996).

         10.7 First Amendment to Employment Agreement dated May 2, 1997 between the Registrant and John P. Benfield.

         10.8 First Amendment to Employment Agreement dated May 2, 1997 between the Registrant and Donald A. Bernard.

         10.9 First Amendment to Employment Agreement dated May 2, 1997 between the Registrant and Paul A. Amershadian.

         10.10 Promissory Note, dated April 7, 1997, in the principal amount of $25,000, by Paul A. Amershadian in favor of Inmark Services, Inc.

         Exhibit
         Number                       Description of Exhibits (Continued)
         ------                       -----------------------------------

         10.11 Amendment to Pledge Agreement, dated as of April 7, 1997, between Paul A. Amershadian and Inmark Services, Inc.

         21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                             March 31, 1996, initially filed with the Securities and Exhange Commission on July 1, 1996).

         23                  Consent of Independent Auditors.

         27                  Financial Data Schedule

                             * Compensatory plan, contract or arrangement required to be filed under Item 601(b)(10) of Regulation S-K.