Form 10-Q
period 1997-06-30
INMARK ENTERPRISES INC
filed 1997-08-06
CIK 886475

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

_x_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                         Commission file number 0-20394

                            INMARK ENTERPRISES, INC.
                            ------------------------
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

                 Yes _X_    No____

On August 6, 1997, 2,835,751 shares of the Registrant's Common Stock, par value $.001 a share, were outstanding.


================================================================================

                                      INDEX

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES


                                                                            Page
                                                                            ----


PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements of Inmark Enterprises, Inc.

          Consolidated Balance Sheets - June 30, 1997 and March 31, 1997       3

          Consolidated Statements of Operations - Three month periods ended
          June 30, 1997 and June 30, 1996                                      4

          Consolidated Statement of Stockholders' Equity -
          Three month period ended June 30, 1997                               5

          Consolidated Statements of Cash Flows - Three month periods ended
          June 30, 1997 and June 30, 1996                                      6

          Notes to Unaudited Consolidated Financial Statements                 7

Item 2.   Management's Discussion and Analysis of Financial Condition and      8
          Results of Operations


PART II - OTHER INFORMATION                                                   10
---------------------------

Items 1-5.  Not Applicable


Item 6.     Exhibits and Reports on Form 8-K.

            (a) Exhibits.

                       Exhibit No.                    Description of Exhibit
                       -----------                    ----------------------
                           27                         Financial Data Schedule


SIGNATURES                                                                    11

                         PART I - FINANCIAL INFORMATION

                            INMARK ENTERPRISES, INC.
                           Consolidated Balance Sheets
                        June 30, 1997 and March 31, 1997




                                                                                June 30,1997     March 31, 1997*
                                                                                ------------     ---------------
                                                                                (Unaudited)
                                     Assets
Current assets:
 Cash and cash equivalents                                                       $ 1,877,301        1,712,751
 Accounts receivable                                                               2,511,253        2,780,866
 Unbilled contracts in progress                                                    1,343,082             --
 Interest and other receivables                                                        8,724            6,725
 Deferred tax asset                                                                1,037,877        1,082,133
 Prepaid expenses and other current assets                                           101,108          299,852
                                                                                 -----------      -----------
         Total current assets                                                      6,879,345        5,882,327
                                                                                 -----------      -----------

Furniture, fixtures and equipment, net                                               203,292          207,149

Goodwill, net                                                                      2,171,808        2,244,378
Note receivable from officer                                                         225,000          200,000
Other assets                                                                          25,986           25,986
                                                                                 -----------      -----------
         Total assets                                                              9,505,431        8,559,840
                                                                                 ===========      ===========

                      Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                                                    317,427          520,763
 Accrued job costs                                                                 3,877,032        3,209,771
 Accrued compensation                                                                 19,158          151,811
 Other accrued liabilities                                                           192,362          140,114
                                                                                 -----------      -----------
         Total current liabilities                                                 4,405,979        4,022,459
                                                                                 -----------      -----------

Stockholders' equity:
 Class A convertible preferred stock, par value $.001;
   authorized 650,000 shares; none issued and outstanding                               --               --
 Class B convertible preferred stock, par value $.001;
   authorized 700,000 shares; none issued and outstanding                               --               --
 Preferred stock, undesignated; authorized 3,650,000
    shares; none issued and outstanding                                                 --               --
 Common stock, par value $.001; authorized                                        25,000,000
   shares;  issued and outstanding 2,835,751 shares                                    2,835            2,835
 Additional paid-in capital                                                        1,277,396        1,277,396
 Retained earnings                                                                 3,819,221        3,257,150
                                                                                 -----------      -----------
         Total stockholders' equity                                                5,099,452        4,537,381
                                                                                 -----------      -----------
         Total liabilities and stockholders' equity                                9,505,431        8,559,840
                                                                                 ===========      ===========

----------

* The consolidated balance sheet as of March 31, 1997 has been summarized from the Company's audited balance sheet as of that date.

See accompanying notes to consolidated financial statements

                            INMARK ENTERPRISES, INC.
                      Consolidated Statements of Operations
                    Three Months Ended June 30, 1997 and 1996
                                   (Unaudited)


                                                               1997               1996
                                                               ----               ----

Sales                                                       $ 5,918,887         4,831,752
Direct expenses                                               4,034,636         3,274,832
                                                            -----------       -----------

      Gross Profit                                            1,884,251         1,556,920
                                                            -----------       -----------

Salaries                                                        686,707           548,538
Selling, general and administrative expense                     475,011           427,207
                                                            -----------       -----------

      Total operating expenses                                1,161,718           975,745
                                                            -----------       -----------

      Operating income                                          722,533           581,175

Interest (income) expense, net                                  (39,794)            6,128
                                                            -----------       -----------

Income before income taxes                                      762,327           575,047
Provision for income taxes                                      200,256            40,000
                                                            -----------       -----------

      Net income                                            $   562,071           535,047
                                                            ===========       ===========


Net income per common and common equivalent share:

  Primary                                                   $       .16       $       .16
                                                            ===========       ===========

  Fully diluted                                             $       .16       $       .15
                                                            ===========       ===========


Weighted average number of common and
common equivalent shares outstanding:

  Primary                                                     3,559,911         3,418,837
                                                            ===========       ===========

  Fully diluted                                               3,566,703         3,637,852
                                                            ===========       ===========

----------

See accompanying notes to unaudited consolidated financial statements.

                            INMARK ENTERPRISES, INC.
                 Consolidated Statement of Stockholders' Equity
                        Three Months Ended June 30, 1997
                                   (Unaudited)





                                      Common Stock
                                      par value $.001         Additional                        Total
                              ---------------------------     Paid - in      Retained        Stockholders'
                                Shares          Amount         Capital       Earnings           Equity
                                ------          ------         -------       --------           ------


Balance, March 31, 1997       2,835,751      $    2,835      $1,277,396      $3,257,150      $4,537,381


Net income                         --              --              --           562,071         562,071
                             ----------      ----------      ----------      ----------      ----------


Balance, June 30, 1997        2,835,751      $    2,835      $1,277,396      $3,819,221      $5,099,452
                             ==========      ==========      ==========      ==========      ==========



----------

See accompanying notes to consolidated financial statements.

                            INMARK ENTERPRISES, INC.
                      Consolidated Statements of Cash Flows
                    Three Months Ended June 30, 1997 and 1996
                                   (Unaudited)


                                                                          1997              1996
                                                                          ----              ----
Cash flows from operating activities:
   Net income                                                        $   562,071           535,047
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                       82,445            84,676
      Deferred income taxes                                               44,256              --
      Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable                     269,613        (3,551,405)
           Increase in unbilled contracts in progress                 (1,343,082)             --
          Decrease in prepaid expenses and other current assets          198,744            21,689
          (Increase) decrease in interest and other receivables          (26,999)           31,040
          Decrease in accounts payable                                  (203,336)          (21,589)
           Increase in accrued job costs                                 667,261         1,297,321
           Increase other accrued liabilities                             52,248            63,167
           Decrease in accrued compensation                             (132,653)           (7,500)
                                                                     -----------       -----------
           Net cash provided (used in) by operating activities           170,568        (1,547,554)
                                                                     -----------       -----------

Cash flows from investing activities:
   Purchases of fixed assets                                              (6,018)          (21,557)
                                                                     -----------       -----------
            Net cash used in investing activities                         (6,018)          (21,557)
                                                                     -----------       -----------

Cash flows from financing activities:
   Release of restricted cash from factor                                   --             250,000
   Decrease in due from factor, net                                         --             578,725
   Proceeds from exercise of warrants                                       --             278,500
                                                                     -----------       -----------
          Net cash provided by financing activities                         --           1,107,225
                                                                     -----------       -----------
          Net increase (decrease) in cash                                164,550          (461,886)

Cash and cash equivalents at beginning of period                       1,712,751           700,598
                                                                     -----------       -----------
Cash and cash equivalents at end of period                           $ 1,877,301           238,712
                                                                     ===========       ===========

Supplemental disclosure:
   Interest paid during the period                                   $      --              18,918
                                                                     ===========       ===========
   Income tax paid during the period                                 $    53,888            38,283
                                                                     ===========       ===========



----------

See accompanying notes to consolidated financial statements.

                    Inmark Enterprises, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

                             June 30, 1997 and 1996



(1)      Basis of Presentation
         ---------------------

         The interim financial statements of Inmark Enterprises, Inc. (the "Company") for the three month periods ended June 30, 1997 and 1996 have been prepared without audit. In the opinion of management, such financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three month period ended June 30, 1997 is not necessarily indicative of the results for a full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.


(2)      Earnings Per Share
         ------------------

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


(3)      Unbilled Contracts in Progress
         ------------------------------

         Unbilled contracts in progress represents revenue recognized in advance of billings rendered based on work performed to date on certain contracts. Accrued job costs are also recorded for such contracts to properly match costs and revenue.


(4)      Income Taxes
         ------------

         The provision for income taxes for the three month period ended June 30, 1997 includes approximately $110,000 of deferred tax benefits arising from the reduction of the valuation allowance for deferred tax assets, as a result of management's belief that it is more likely than not that such assets will be fully realized. Income taxes for the period have otherwise been provided based upon the Company's estimated effective tax rate for the year.

(5)      Recent Accounting Developments
         ------------------------------

         In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), was issued. SFAS No. 128 simplifies the standards for computing earnings per share as it replaces primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share, respectively. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share presented. The Company believes that the subsequent adoption of SFAS No. 128 in fiscal 1998 will increase the Company's reported earnings per share since the computation of basic earnings per share will exclude outstanding stock options which were previously included in the computation of primary earnings per share, while diluted earnings per share will be approximately the same.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion compares the Company's consolidated results of operations for the three month period ended June 30, 1997 to the Company's consolidated results of operations for the three month period ended June 30, 1996. The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.


Results of Operations

     Sales. Sales for the quarter ended June 30, 1997 were $5,919,000 compared to sales of $4,832,000 for the prior year quarter ended June 30, 1996, an increase of $1,087,000 or 22.5%. The increase in sales for the three month period ended June 30, 1997 was primarily the result of the overall increase in contract projects in progress during the period compared to the contract projects in progress in the like prior year quarter.

     Direct Expenses. Direct expenses for the quarter ended June 30, 1997 were $4,035,000, or 68.2% of sales, compared to $3,275,000, or 67.8% of sales, for the comparable prior year quarter. The increase in the amount of direct expenses for the three month period ended June 30, 1997 principally relates to the comparative increase in sales for the period, whereas the increase in direct expenses as a percentage of sales for the three month period ended June 30, 1997 was primarily the result of current client projects in the aggregate having a lower gross profit margin than the mix of projects during the comparable prior year three month period.

     As a result of these changes in sales and direct expenses, gross profit for the quarter ended June 30, 1997 increased by $327,000 to $1,884,000 compared to the quarter ended June 30, 1996.

     Operating Expenses. Operating expenses for the quarter ended June 30, 1997 increased by $186,000 to $1,162,000 compared to $976,000 for the quarter ended June 30, 1996. As a percentage of sales, operating expenses for the quarter ended June 30, 1997 decreased to 19.6% compared to 20.2% for the prior year quarter ended June 30, 1996.

     The increase in operating expenses was primarily attributable to the $138,000 increase in salaries associated with an increase in personnel and a general increase in non-executive salary levels and to a lesser extent the $48,000 increase in selling, general and administrative expenses related to the overall increase in level of operations.

     Interest Income/Expense. Interest income of $40,000 was earned from short term cash equivalent investments for the quarter ended June 30, 1997. No interest expense was incurred during the period as there was no remaining interest bearing debt outstanding, whereas for the comparable prior year quarter ended June 30, 1996, net interest expense of $6,000 was incurred.

     Provision For Income Taxes. Provisions for federal, state and local income taxes for the three month period ended June 30, 1997 were based upon the Company's estimated effective tax rate for the fiscal year and include $110,000 of deferred tax benefits expected to be realized arising from the reduction of the valuation allowance for deferred tax assets. In comparison, for the three month period ended June 30, 1996, as net operating loss carryovers from prior years were available to offset taxable income, no provision for federal income taxes was made and a $40,000 provision was made for state and local income taxes.

     Net Income. As a result of the items discussed above, net income for the quarter ended June 30, 1997 was $562,000 compared to net income of $535,000 for the comparable prior year quarter.


Liquidity and Capital Resources.

     For the quarter ended June 30, 1997, all of the Company's activities were funded with existing working capital and internally generated cash flow. At June 30, 1997, the Company had cash and cash equivalents totaling $1,877,000 and working capital of $2,473,000 compared to cash and cash equivalents of $1,713.000 and working capital of $1,860,000 at March 31, 1997. Stockholders' equity increased to $5,099,000 as a result of the Company's net income for the quarter ended June 30, 1997.

     For the three months ended June 30, 1997, cash provided by operations amounted to $171,000 and cash used to purchase fixed assets totaled $6,000, thereby resulting in an increase in cash of $165,000.

     The Company believes that its current working capital position is sufficient to support its existing and anticipated levels of operation and that its working capital will continue to increase as the Company continues to maintain profitable operations, thereby negating the need for external financing. To the extent that the Company should be required to seek external equity or debt financing, there can be no assurance that the Company will be able to obtain any such additional financing.

                          PART II - OTHER INFORMATION


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




                                  INMARK ENTERPRISES, INC.



Dated: August 6, 1997             By:       /s/ John P. Benfield
                                     ---------------------------------------
                                       John P. Benfield, President
                                       (Principal Executive Officer)
                                       and Director



Dated: August 6, 1997             By:     /s/ Donald A. Bernard
                                     ----------------------------------------
                                       Donald A.Bernard, Executive Vice
                                       President and Chief Financial Officer
                                       (Principal Accounting and Financial
                                       Officer) and Director