Form 10-Q
period 1997-09-30
INMARK ENTERPRISES INC
filed 1997-11-12
CIK 886475

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

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

                 Yes _X_    No____

On November 10, 1997, 2,838,001 shares of the Registrant's Common Stock, par value $.001 a share, were outstanding.


================================================================================

                                      INDEX


                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES




                                                                                             PAGE
                                                                                             ----
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  Consolidated Financial Statements of Inmark Enterprises, Inc. (unaudited)

         Consolidated Balance Sheets - September 30, 1997 and March 31, 1997                    3

         Consolidated Statements of Operations - Three month and six month periods
         ended September 30, 1997 and September 30, 1996                                        4

         Consolidated Statement of Stockholders' Equity - Six month period ended
         September 30, 1997                                                                     5

         Consolidated Statements of Cash Flows - Six month periods ended
         September 30, 1997 and September 30, 1996                                              6

         Notes to Unaudited Consolidated Financial Statements                                   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and                        8
         Results of Operations



PART II - OTHER INFORMATION                                                                    10
---------------------------

ITEMS 1, 2, 3 AND 5.  NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

             (a) Exhibits.

              EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
              -----------                      ----------------------
                27                             Financial Data Schedule


SIGNATURES                                                                                     11
----------


                         PART I - FINANCIAL INFORMATION

                            INMARK ENTERPRISES, INC.
                           Consolidated Balance Sheets
                      September 30, 1997 and March 31, 1997

                                                                           September 30, 1997    March 31, 1997*
                                                                           ------------------    ---------------

                           ASSETS                                              (Unaudited)
Current assets:
 Cash and cash equivalents                                                       $ 2,629,513           1,712,751
 Accounts receivable                                                               2,652,218           2,780,866
 Unbilled contracts in progress                                                    1,266,132                --
 Interest and other receivables                                                       16,517               6,725
 Deferred tax asset                                                                  965,877           1,082,133
 Prepaid expenses and other current assets                                           205,985             299,852
                                                                                  ----------          ----------
         Total current assets                                                      7,736,242           5,882,327
                                                                                  ----------          ----------

Furniture, fixtures and equipment, net                                               196,867             207,149

Goodwill, net                                                                      2,099,238           2,244,378
Note receivable from officer                                                         225,000             200,000
Other assets                                                                          25,551              25,986
                                                                                  ----------          ----------
         Total assets                                                             10,282,898           8,559,840
                                                                                  ==========          ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                                    234,084             520,763
 Accrued job costs                                                                 4,387,031           3,209,771
 Accrued compensation                                                                  1,158             151,811
 Other accrued liabilities                                                           137,820             140,114
                                                                                  ----------          ----------
         Total current liabilities                                                 4,760,093           4,022,459
                                                                                  ----------          ----------

Stockholders' equity:
 Class A convertible preferred stock , par value $.001;
   authorized 650,000 shares; none issued and outstanding                               --                  --
 Class B convertible preferred stock, par value $.001;
   authorized 700,000 shares; none issued and outstanding                               --                  --
 Preferred stock, undesignated; authorized 3,650,000
    shares; none issued and outstanding                                                 --                  --
 Common stock, par value $.001; authorized 25,000,000
   shares;  issued and outstanding 2,835,751 shares                                    2,835               2,835
 Additional paid-in capital                                                        1,277,396           1,277,396
 Retained earnings                                                                 4,242,574           3,257,150
                                                                                  ----------          ----------
         Total stockholders' equity                                                5,522,805           4,537,381
                                                                                  ----------          ----------
         Total liabilities and stockholders' equity                               10,282,898           8,559,840
                                                                                  ==========          ==========


----------

* The consolidated balance sheet as of March 31, 1997 has been summarized from the Company's audited balance sheet as of that date.

See accompanying notes to unaudited consolidated financial statements

                            INMARK ENTERPRISES, INC.
                      Consolidated Statements of Operations
      Three month and six month periods ended September 30, 1997 and 1996
                                   (Unaudited)



                                                  Three Months Ended September 30,    Six Months Ended September 30,
                                                  --------------------------------    ------------------------------
                                                       1997              1996             1997              1996
                                                       ----              ----             ----              ----

Sales                                               $ 4,925,449        4,970,286       $10,844,336        9,802,039
Direct expenses                                       3,258,798        3,336,266         7,293,434        6,611,099
                                                    -----------       ----------       -----------        ---------
      Gross Profit                                    1,666,651        1,634,020         3,550,902        3,190,940
                                                    -----------       ----------       -----------        ---------

Salaries                                                695,190          561,957         1,381,897        1,110,495
Selling, general and administrative expense             441,840          446,834           916,852          872,227
                                                    -----------       ----------       -----------        ---------

      Total operating expenses                        1,137,030        1,008,791         2,298,749        1,982,722
                                                    -----------       ----------       -----------        ---------

      Operating income                                  529,621          625,229         1,252,153        1,208,218

Interest income (expense), net                           24,731           (7,177)           64,527          (13,305)
                                                    -----------       ----------       -----------        ---------
Income before income taxes                              554,352          618,052         1,316,680        1,194,913
Provision for income taxes                              131,000           40,480           331,256           82,294
                                                    -----------       ----------       -----------        ---------

      Net income                                    $   423,352          577,572       $   985,424        1,112,619
                                                    ===========       ==========       ===========        =========

Net income per common and
  common equivalent share:

  Primary                                                  $.12             $.15              $.28             $.32
                                                           ====             ====              ====             ====

  Fully diluted                                            $.12             $.15              $.27             $.31
                                                           ====             ====              ====             ====

Weighted average number of common and
  common equivalent shares outstanding:

  Primary                                             3,607,212        3,633,481         3,579,178        3,507,108
                                                      =========        =========         =========        =========

  Fully diluted                                       3,649,908        3,633,481         3,649,908        3,617,708
                                                      =========        =========         =========        =========



----------

See accompanying notes to unaudited consolidated financial statements.

                            INMARK ENTERPRISES, INC.

                 Consolidated Statement of Stockholders' Equity
                       Six months ended September 30, 1997
                                   (Unaudited)

                                         Common Stock
                                        par value $.001           Additional                           Total
                                 ---------------------------      Paid - in        Retained        Stockholders'
                                    Shares          Amount         Capital         Earnings           Equity
                                    ------          ------         -------         --------           ------


Balance, March 31, 1997           2,835,751         $2,835         $1,277,396      $3,257,150       $4,537,381


Net income                              --              --                 --         985,424          985,424
                                  ---------         ------         ----------      ----------       ----------

Balance, September 30, 1997       2,835,751         $2,835         $1,277,396      $4,242,574       $5,522,805
                                  =========         ======         ==========      ==========       ==========





----------

See accompanying notes to unaudited consolidated financial statements.

                            INMARK ENTERPRISES, INC.
                      Consolidated Statements of Cash Flows
                  Six Months Ended September 30, 1997 and 1996
                                   (Unaudited)


                                                                                   1997               1996
                                                                                   ----               ----

Cash flows from operating activities:
   Net income                                                                   $   985,424         1,112,619
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                 180,653           169,216
      Deferred income taxes                                                         116,256              --
      Changes in operating assets and liabilities:
          Decrease(increase) in accounts receivable                                 128,648        (2,461,055)
          Increase in unbilled contracts in progress                             (1,266,132)             --
          Decrease (increase) in prepaid expenses and other current assets           94,302            (4,603)
          (Increase)decrease in interest and other receivables                      (34,792)           31,040
          Decrease in accounts payable                                             (286,679)         (103,862)
          Increase in accrued job costs                                           1,177,260           644,514
          (Decrease) increase other accrued liabilities                              (2,294)          365,927
          (Decrease) increase in accrued compensation                              (150,653)           78,667
                                                                                -----------       -----------
          Net cash provided by (used in) operating activities                       941,993          (167,537)

Cash flows from investing activities:
   Purchases of fixed assets                                                        (25,231)          (42,712)
                                                                                -----------       -----------
            Net cash used in investing activities                                   (25,231)          (42,712)

Cash flows from financing activities:
   Release of restricted cash from factor                                              --             250,000
   Decrease in due from factor, net                                                    --             578,725
   Proceeds from exercise of warrants                                                  --             280,600
                                                                                -----------       -----------
          Net cash provided by financing activities                                    --           1,109,325
                                                                                -----------       -----------
          Net increase in cash                                                      916,762           899,076
Cash and cash equivalents at beginning of period                                  1,712,751           700,598
                                                                                -----------       -----------
Cash and cash equivalents at end of period                                      $ 2,629,513         1,599,674
                                                                                ===========       ===========

Supplemental disclosure:
   Interest paid during the period                                              $      --              37,668
                                                                                ===========       ===========
   Income tax paid during the period                                            $    74,500            38,283
                                                                                ===========       ===========



----------

See accompanying notes to unaudited consolidated financial statements.

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

            Notes to the Unaudited Consolidated Financial Statements

                           September 30, 1997 and 1996


(1)   BASIS OF PRESENTATION

      The interim financial statements of Inmark Enterprises, Inc. (the "Company") for the three and six month periods ended September 30, 1997 and 1996 have been prepared without audit. In the opinion of management, such financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three and six month periods ended September 30, 1997 are not necessarily indicative of the results for a full year.

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


(4)   INCOME TAXES

      The provision for income taxes for the three and six month periods ended September 30, 1997 include approximately $110,000 of deferred tax benefits arising from the reduction of the valuation allowance for deferred tax assets, as a result of management's belief that it is more likely than not that such assets will be fully realized. Income taxes for the period have otherwise been provided based upon the Company's estimated effective tax rate for the year.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion compares the Company's consolidated results of operations for the three and six month periods ended September 30, 1997 to the Company's consolidated results of operations for the three and six month periods ended September 30, 1996. The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.


RESULTS OF OPERATIONS

     SALES. Sales for the quarter ended September 30, 1997 were $4,925,000 compared to sales of $4,970,000 for the prior year quarter ended September 30, 1996, a less than 1.0% decrease of $45,000. Sales for the six months ended September 30, 1997 were $10,844,000 compared to sales of $9,802,000 for the six months ended September 30, 1997, an increase of $1,042,000 or 10.6%. The slight decrease in sales for the quarter ended September 30, 1997 was primarily the result of the level of percentage of completion of contract projects in progress. The increase in sales for the six month period ended September 30, 1997 was primarily the result of the overall increase in contract projects in progress during the period compared to the contract projects in progress in the like prior year six month period. At September 30, 1997, remaining amounts to be invoiced on contracts in progress totaled $8.2 million compared to $4.5 million at September 30, 1996.

     DIRECT EXPENSES. Direct expenses for the quarter ended September 30, 1997 were $3,259,000, or 66.2% of sales, compared to $3,336,000, or 67.1% of sales, for the comparable prior year quarter. Direct expenses for the six months ended September 30, 1997 were $7,293,000, or 67.3% of sales , compared to $6,611,000, or 67.4% of sales, for the comparable prior year period. Both the decrease in the amount of direct expenses and the decrease in direct expenses as a percentage of sales for the quarter ended September 30, 1997 were primarily the result of the lesser amount of sales during the quarter and contracts in progress during the quarter with a higher gross profit margin compared to the sales and gross profit margins of contracts in progress in the comparable prior year quarter. The increase in the amount of direct expenses for the six month period ended September 30, 1997 principally relates to the comparative increase in sales for the period.

     As a result of these changes in sales and direct expenses, gross profit for both the quarter and six month periods ended September 30, 1997 increased by $33,000 and $360,000 compared to the prior year respective periods, thereby amounting to $1,667,000 and $3,551,000 for the quarter and six month periods ended September 30, 1997, respectively.

     OPERATING EXPENSES. Operating expenses for the quarter ended September 30, 1997 increased by $128,000 to $1,137,000 compared to $1,009,000 for the quarter ended September 30, 1996. Operating expenses for the six months ended September 30, 1997 increased by $316,000 to $2,299,000 compared to $1,983,000 for the comparable prior year six month period. Operating expenses as a percentage of sales were 23.1% and 20.3%, respectively, for the quarters ended September 30, 1997 and September 30, 1996 and 21.2% and 20.2%, respectively, for the six month periods ended September 30, 1997 and 1996.

     The increase in operating expenses for the quarter ended September 30, 1997 compared to the comparative quarter of 1996 was primarily the result of an increase of $133,000 related to an increase in both personnel and salaries of non-executives; whereas, the increase in operating expenses for the six month period ended September 30, 1997 compared to the prior year comparable six month period was primarily attributable to a $271,000 increase related to an increase in personnel, an increase in non-executive salaries and to a lesser extent a $45,000 increase in selling, general and administrative expenses related to the overall increase in level of operations.

     INTEREST INCOME/EXPENSE. For the quarter and six month period ended September 30, 1997, interest income of $25,000 and $65,000 respectively, was earned from short term cash equivalent investments, and during each period, as there was no interest bearing debt outstanding, no interest expense was incurred. For the comparable quarter and six month period of 1996, net interest expense of $7,000 and $13,000 respectively, was incurred.

     PROVISION FOR INCOME TAXES. Provisions for federal, state and local income taxes in the amounts of $131,000 and $331,000 respectively, for the three and six month periods ended September 30, 1997 were based upon the Company's estimated effective tax rate for the fiscal year and include $110,000 of deferred tax benefits expected to be realized arising from the reduction of the valuation allowance for deferred tax assets. In comparison, for the three and six month periods ended September 30, 1996, as net operating loss carryovers from prior years were available to offset taxable income, no provision for federal income taxes was made and a provision of $40,000 and $82,000 respectively, was made for state and local income taxes.

     NET INCOME. As a result of the items discussed above, net income for the quarter ended September 30, 1997 was $423,000 compared to net income of $578,000 for the comparable prior year quarter and net income for the six months ended September 30, 1997 was $985,000 compared to $1,113,000 for the six months ended September 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES.

     For the six months ended September 30, 1997, all of the Company's activities were funded with existing working capital and internally generated cash flow. At September 30, 1997, the Company had cash and cash equivalents totaling $2,630,000 and working capital of $2,976,000 compared to cash and cash equivalents of $1,713.000 and working capital of $1,860,000 at March 31, 1997. Stockholders' equity increased to $5,523,000 as a result of the Company's net income for the six months ended September 30, 1997.

     For the six months ended September 30, 1997, cash provided by operations amounted to $942,000 and cash used to purchase fixed assets totaled $25,000, thereby resulting in an increase in cash of $917,000.

     The Company believes that its current working capital position is sufficient to support its existing and anticipated levels of operation and that its working capital will continue to increase as the Company continues to maintain profitable operations. To the extent that the Company should be required to seek external equity or debt financing, there can be no assurance that the Company will be able to obtain any such additional financing.

                           PART II - OTHER INFORMATION


ITEMS 1, 2, 3, AND 5.  NOT APPLICABLE


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on September 16, 1997 at the Company's principal offices, One Plaza Road, Greenvale, New York 11548 at 10:00 a.m. A majority of the Company's voting shares were present at the meeting, either in person or by proxy.

     At such meeting, the stockholders elected Paul A. Amershadian, John P. Benfield, Donald A. Bernard, Herbert M. Gardner and Joseph S. Hellman to the Board of Directors. All of these individuals will serve on the Board of Directors until the next annual meeting of stockholders and until their successors are duly elected and qualified.

       DIRECTORS                          VOTES FOR             VOTES AGAINST
       ---------                          ---------             -------------
       Paul A. Amershadian                1,782,663                2,000
       John P. Benfield                   1,782,663                2,000
       Donald A. Bernard                  1,782,663                2,000
       Herbert M. Gardner                 1,782,663                2,000
       Joseph S. Hellman                  1,782,663                2,000


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a) Exhibits.

                     EXHIBIT NO.             DESCRIPTION OF EXHIBIT
                     -----------             ----------------------
                          27                 Financial Data Schedule

            (b) Reports on Form 8-K.  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  INMARK ENTERPRISES, INC.



Dated: November 10, 1997          By:  /s/ JOHN P. BENFIELD
                                     ---------------------------------------
                                       John P. Benfield, President
                                       (Principal Executive Officer)
                                       and  Director



Dated: November 10, 1997          By:   /s/ DONALD A. BERNARD
                                     ---------------------------------------
                                       Donald A. Bernard, Executive Vice
                                       President and Chief Financial Officer
                                       (Principal Accounting and Financial
                                       Officer) and Director