Form 10-Q
period 1997-12-31
INMARK ENTERPRISES INC
filed 1998-02-03
CIK 886475

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --  EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --   EXCHANGE ACT OF 1934

For the transition period from  ________ to ________

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


        One Plaza Road,
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

                  Yes  _x_   No ___

On February 2, 1998, 3,014,876 shares of the Registrant's Common Stock, par value $.001 a share, were outstanding.

================================================================================

                                      INDEX

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                                                                                                               Page
                                                                                                               ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.           Consolidated Financial Statements of Inmark Enterprises, Inc. (Unaudited)

                  Consolidated Balance Sheets - December 31, 1997 and March 31, 1997                              3

                  Consolidated Statements of Operations - Three month and nine month periods
                  ended December 31, 1997 and December 31, 1996                                                   4

                  Consolidated Statement of Stockholders' Equity - Nine month period ended
                  December 31, 1997
                                                                                                                  5

                  Consolidated Statements of Cash Flows - Nine month periods ended
                  December 31, 1997 and December 31, 1996
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
---------------------------

Items 1, 3 and 4.  Not Applicable

Item 2.  Changes in Securities

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

                      EXHIBIT NO.                        DESCRIPTION OF EXHIBIT
                      -----------                        ----------------------
                         27                              Financial Data Schedule


SIGNATURES                                                                                                       11
----------

                                       -2-


                                                                        December 31, 1997        March 31, 1997*
                                                                        ------------------       --------------
                                                                           (Unaudited)


                               ASSETS

Current assets:
    Cash and cash equivalents                                                  $ 3,532,997            1,712,751
    Accounts receivable                                                          2,145,950            2,780,866
    Unbilled contracts in progress                                               3,288,547                 --
    Interest and other receivables                                                  12,013                6,725
    Deferred tax asset                                                             578,133            1,082,133
    Prepaid expenses and other current assets                                      308,639              299,852
                                                                               -----------          -----------
        Total current assets                                                     9,866,279            5,882,327
                                                                               -----------          -----------

Furniture, fixtures and equipment, net                                             188,755              207,149

Goodwill, net                                                                    2,026,668            2,244,378
Note receivable from officer                                                       225,000              200,000
Other assets                                                                        26,062               25,986
                                                                               -----------          -----------
        Total assets                                                            12,332,764            8,559,840
                                                                               ===========          ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable
          274,044              520,763
    Accrued job costs                                                            5,769,710            3,209,771
    Accrued compensation                                                            25,158              151,811
    Other accrued liabilities                                                      204,097              140,114
                                                                               -----------          -----------
        Total current liabilities                                                6,273,009            4,022,459
                                                                               -----------          -----------

Stockholders' equity:
    Class A convertible preferred stock, par value
        $.001; authorized 650,000 shares; none issued and outstanding                 --                   --
    Class B convertible preferred stock, par value
        $.001; authorized 700,000 shares; none issued and outstanding                 --                   --
    Preferred stock, undesignated; authorized
        3,650,000 shares; none issued and outstanding                                 --                   --
    Common stock, par value $.001; authorized
        25,000,000 shares; issued and outstanding 2,839,876 shares at
        December 31, 1997 and 2,835,751 shares at March 31, 1997                     2,840                2,835
    Additional paid-in capital                                                   1,283,428            1,277,396
    Retained earnings                                                            4,773,487            3,257,150
                                                                               -----------          -----------
        Total stockholders' equity                                               6,059,755            4,537,381
                                                                               -----------          -----------
        Total liabilities and stockholders' equity                              12,332,764            8,559,840
                                                                               ===========          ===========

----------
* The consolidated balance sheet as of March 31, 1997 has been summarized from the Company's audited balance sheet as of that date.

See accompanying notes to unaudited consolidated financial statements.

                            INMARK ENTERPRISES, INC.
                     Consolidated Statements of Operations
Three month and nine month periods ended December 31, 1997 and December 31, 1996
                                   (Unaudited)






                                               Three Months Ended December 31,   Six Months Ended September 30,
                                               -------------------------------   ------------------------------
                                                     1997           1996              1997            1996
                                                     ----           ----              ----            ----


Sales                                            $ 7,210,047      3,665,711       $18,054,383      13,467,749
Direct expenses                                    4,967,101      2,407,384        12,260,535       9,018,482
                                                 -----------     ----------       -----------      ----------

      Gross Profit                                 2,242,946      1,258,327         5,793,848       4,449,267
                                                 -----------     ----------       -----------      ----------


Salaries                                             800,472        670,587         2,182,369       1,779,824
Selling, general and administrative expense          487,297        331,342         1,404,149       1,204,828
                                                 -----------     ----------       -----------      ----------

      Total operating expenses                     1,287,769      1,001,929         3,586,518       2,984,652
                                                 -----------     ----------       -----------      ----------

Operating income                                     955,177        256,398         2,207,330       1,464,615

Interest income, net                                  44,480         15,208           109,007           1,903
                                                 -----------     ----------       -----------      ----------

Income before income taxes                           999,657        271,606         2,316,337       1,466,518
Provision for income taxes                           468,744        (76,679)          800,000           5,615
                                                 -----------     ----------       -----------      ----------


Net income                                           530,913        348,285         1,516,337       1,460,903
                                                 ===========     ==========       ===========      ==========



Net income per common and common equivalent share:

   Basic                                                $.19           $.12              $.53            $.51
                                                        ====           ====              ====            ====

   Diluted                                              $.14           $.09              $.42            $.40
                                                        ====           ====              ====            ====


Weighted average number of common and
  common equivalent shares outstanding:

   Basic                                           2,839,251      2,880,751         2,836,918       2,870,249
                                                   =========      =========         =========       =========

   Diluted                                         3,738,668      3,701,810         3,593,174       3,646,312
                                                   =========      =========         =========       =========


----------
See accompanying notes to unaudited consolidated financial statements.

                            INMARK ENTERPRISES, INC.
                 Consolidated Statement of Stockholders' Equity
                       Nine months ended December 31, 1997
                                   (Unaudited)





                                   par value $.001         Additional                        Total
                               ------------------------     Paid-in          Retained     Stockholders'
                                  Shares       Amount       Capital          Earnings        Equity
                                ---------      ------      ----------       ----------     ----------


Balance, March 31, 1997         2,835,751      $2,835      $1,277,396      $3,257,150      $4,537,381

Exercise of options                 4,125           5           6,032            --             6,037

Net income                           --          --              --         1,516,337       1,516,337
                                ---------      ------      ----------      ----------      ----------

Balance, December 31, 1997      2,839,876      $2,840      $1,283,428      $4,773,487      $6,059,755
                                =========      ======      ==========      ==========      ==========













----------
See accompanying notes to unaudited consolidated financial statements.

                            INMARK ENTERPRISES, INC.
                      Consolidated Statements of Cash Flows
                  Nine months ended December 31, 1997 and 1996
                                   (Unaudited)


                                                                                       1997           1996
                                                                                    -----------    -----------

Cash flows from operating activities:
    Net income                                                                      $ 1,516,337      1,460,903
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                                   270,608        255,947
        Deferred income taxes                                                           504,000       (200,000)
        Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                                   634,916     (1,613,291)
           Increase in unbilled contracts in progress                                (3,288,547)          --
           Increase in prepaid expenses and other assets                                 (8,863)       (84,451)
           (Increase) decrease in interest and other receivables                        (30,288)        29,139
           (Decrease) increase in accounts payable                                     (246,719)        90,039
           Increase (decrease) in accrued job costs                                   2,559,939        (52,470)
           Increase in other accrued liabilities                                         63,983         32,991
           (Decrease) increase in accrued compensation                                 (126,653)        64,166
                                                                                    -----------    -----------


           Net cash provided by (used in) operating activities                        1,848,713        (17,027)
                                                                                    -----------    -----------

Cash flows from investing activities:
    Purchases of fixed assets                                                           (34,504)       (85,063)
                                                                                    -----------    -----------

           Net cash used in investing activities                                        (34,504)       (85,063)
                                                                                    -----------    -----------

Cash flows from financing activities:
    Repayments of loan payable to SPAR                                                     --         (750,000)
    Release of restricted cash from factor                                                 --          250,000
    Decrease in due from factor, net                                                       --          578,725
    Proceeds from exercise of stock options                                               6,037        280,600
                                                                                    -----------    -----------

           Net cash provided by financing activities                                      6,037        359,325
                                                                                    -----------    -----------

           Net increase in cash                                                       1,820,246        257,235

Cash and cash equivalents at beginning of period                                      1,712,751        700,598
                                                                                    -----------    -----------
Cash and cash equivalents at end of period                                          $ 3,532,997        957,833
                                                                                    ===========    ===========

Supplemental disclosure:
    Interest paid during the period                                                 $      --           38,294
                                                                                    ===========    ===========
    Income tax paid during the period                                               $   163,451        247,200
                                                                                    ===========    ===========



----------
See accompanying notes to unaudited consolidated financial statements.

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

            Notes to the Unaudited Consolidated Financial Statements

                           December 31, 1997 and 1996



(1)      BASIS OF PRESENTATION

         The interim financial statements of Inmark Enterprises, Inc. (the "Company") for the three and nine month periods ended December 31, 1997 and 1996 have been prepared without audit. In the opinion of management, such financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three and nine month periods ended December 31, 1997 are not necessarily indicative of the results for a full year.

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


(2)      EARNINGS PER SHARE

         In February 1997, the FASB issued Statement 128, "Earnings Per Share". Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with the presentation of basic EPS and replaces fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997.

         Earnings per share of common stock for the quarter and nine month period ended December 31, 1997 have been calculated according to the guidelines of Statement 128 and earnings per share of common stock for the quarter and nine month period ended December 31, 1996 have been restated to conform with Statement 128.

         Basic earnings per share for the quarter and nine month period ended December 31, 1997 has been computed by dividing net income for each respective period by the weighted average number of shares of common stock outstanding for the each respective period. Diluted earnings per share for the quarter and nine month period ended December 31, 1997 has been computed by dividing net income for each respective period by the weighted average number of shares of common stock and common stock equivalents outstanding for each respective period, plus the assumed exercise of stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. Stock options and warrants have been excluded from the calculation of diluted earnings per share in any period in which they would be antidilutive.


(3)      UNBILLED CONTRACTS IN PROGRESS

         Unbilled contracts in progress represents revenue recognized in advance of billings rendered based on work performed to date on certain contracts. Accrued job costs are also recorded for such contracts to match costs and revenue.

(4)      INCOME TAXES

         The provision for income taxes for the three and nine month periods ended December 31, 1997 include approximately $110,000 of deferred tax benefits arising from the reduction of the valuation allowance for deferred tax assets, as a result of management's belief that it is more likely than not that such assets will be fully realized. Income taxes for the period have otherwise been provided based upon the Company's estimated effective tax rate for the year.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion compares the Company's consolidated results of operations for the three and nine month periods ended December 31, 1997 to the Company's consolidated results of operations for the three and nine month periods ended December 31, 1996. The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.


RESULTS OF OPERATIONS

     SALES. Sales for the quarter ended December 31, 1997 were $7,210,000 compared to sales of $3,666,000 for the prior year quarter ended December 31, 1996, an increase of $3,544,000 or 96.7%. Sales for the nine months ended December 31, 1997 were $18,054,000 compared to sales of $13,468,000 for the nine months ended December 31, 1996, an increase of $4,586,000 or 34.1%. The increase in sales for both the quarter and nine month periods ended December 31, 1997 were primarily the result of the overall increase in the level of percentage of completion of contract projects in progress during the periods compared to the contract projects in progress in the like prior year quarter and nine month period.

     DIRECT EXPENSES. Direct expenses for the quarter ended December 31, 1997 were $4,967,000, or 68.9% of sales, compared to $2,407,000, or 65.7% of sales, for the comparable prior year quarter. Direct expenses for the nine months ended December 31, 1997 were $12,261,000, or 67.9% of sales, compared to $9,018,000, or 67.0% of sales, for the comparable prior year period. The increase in the amount of direct expenses and the increase in direct expenses as a percentage of sales in both the quarter and nine month period ended December 31, 1997 were primarily the result of the increased amount of sales for the respective periods at, on average, lower gross profit margins related to the contracts in progress during the periods compared to the sales and gross profit margins of contracts in progress in the comparable prior year quarter and nine month period.

     As a result of these changes in sales and direct expenses, gross profit for both the quarter and nine month periods ended December 31, 1997 increased by $985,000 and $1,345,000 compared to the prior year respective periods, thereby amounting to $2,243,000 and $5,794,000 for the quarter and nine month periods ended December 31, 1997, respectively.

     OPERATING EXPENSES. Operating expenses for the quarter ended December 31, 1997 increased by $286,000 to $1,288,000 and amounted to 17.9% of sales compared to operating expenses of $1,002,000 representing 27.3% of sales for the quarter ended December 31, 1996. Operating expenses for the nine months ended December 31, 1997 increased by $602,000 to $3,587,000 and amounted to 19.9% of sales compared to operating expenses of $2,985,000 representing 22.2% of sales for the comparable prior year nine month period.

     Respectively, the increase in operating expenses for both the quarter and nine month period ended December 31, 1997 over the like operating expenses of prior year quarter and nine month period ended December 31, 1996 were primarily the result of (i) the respective increases of $130,000 and $403,000 related to an increase in both personnel and overall salaries and (ii) the respective increases of $156,000 and $199,000 in selling, general and administrative expenses reflecting with the increase in the level of operations during the respective periods.

     INTEREST INCOME/EXPENSE. For the quarter and nine month period ended December 31, 1997, interest income of $44,000 and $109,000 respectively, was earned from short term cash equivalent investments. During each period, as there was no interest bearing debt outstanding, no interest expense was incurred. For the comparable quarter and nine month period of 1996, interest income net of interest expense in the amount of $15,000 and $2,000, respectively, was earned.

     PROVISION FOR INCOME TAXES. Provision for federal, state and local income taxes in the amounts of $469,000 and $800,000 respectively, for the three and nine month period ended December 31, 1997 were based upon the Company's estimated effective tax rate for the fiscal year and include $110,000 of deferred tax benefits expected to be realized arising from the reduction of the valuation allowance for deferred tax assets. In comparison, for the three and nine month period ended December 31, 1996, the provision for income taxes include deferred tax benefits arising from the reduction of the valuation allowance for deferred tax assets anticipated to be realized in utilization of prior years' net operating loss carryforwards which are offset by a provision for state and local income taxes which have been provided at estimated effective annual rates, as net operating loss carryforwards may not be allowable as an offset against such state and local taxes. Accordingly, for the quarter ended December 31, 1996, the provision for income taxes reflected a net tax benefit provision in the amount of $77,000 and for the nine month period ended December 31, 1996 a net anticipated tax provision of $6,000.

     NET INCOME. As a result of the items discussed above, net income for the quarter ended December 31, 1997 was $531,000 compared to net income of $348,000 for the comparable prior year quarter and net income for the nine months ended December 31, 1997 was $1,516,000 compared to $1,461,000 for the nine months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES.

     For the nine months ended December 31, 1997, all of the Company's activities were funded with existing working capital and internally generated cash flow. At December 31, 1997, the Company had cash and cash equivalents totaling $3,533,000 and working capital of $3,593,000 compared to cash and cash equivalents of $1,713,000 and working capital of $1,860,000 at March 31, 1997. Stockholders' equity increased to $6,060,000 as a result of the Company's net income for the nine months ended December 31, 1997.

     For the nine months ended December 31, 1997, cash provided by operations amounted to $1,849,000, cash received from the exercise of stock options amounted to $6,000 and cash used to purchase fixed assets totaled $35,000, thereby resulting in an increase in cash of $1,820,000.

     The Company believes that its current working capital position is sufficient to support its existing and anticipated levels of operation and that its working capital will continue to increase as the Company continues to maintain profitable operations, thereby negating the need for external financing to support operations. To the extent that the Company should be required to seek external equity or debt financing, there can be no assurance that the Company will be able to obtain any such additional financing.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEMS 1, 3 AND 4.  NOT APPLICABLE.

ITEM 2.    CHANGES IN SECURITIES.

     On October 30, 1997 and November 20, 1997, respective stock options granted to Company employees in 1995 and 1996 pursuant to the Company's Stock Option Plan, were exercised by two former employees to purchase an aggregate of 4,125 shares of the Company's common stock at exercise prices of $1.40 and $1.50 per share as follows:


                        Shares     Exercise Price      Aggregate
                       Purchased     Per Share           Amount
                       ---------   --------------      ---------
     October 30, 1997      1,500            $1.40         $2,100
                             750            $1.50         $1,125

     November 20, 1997     1,500            $1.40         $2,100
                             375            $1.50         $  562

     With respect to the above shares, there were no underwriting discounts or commissions and all of the proceeds were used for general working capital. The registrant claimed exemption from registration under Section 4 (2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering. The former employees each gave a written investment representation and the share certificates were appropriately legended and stop transfer instructions lodged with the transfer agent.


ITEM 5.    OTHER INFORMATION.

     On December 9, 1997, the Company announced that it had entered into an agreement to acquire Optimum Group, Inc. ("Optimum") for approximately $15 million in a combination of cash, notes and common stock in addition to the assumption of certain liabilities. The transaction which is subject to the completion of financing, due diligence and Optimum audited financial statements is expected to close during the Company's fourth quarter ending March 31, 1998. On closing, pursuant to the purchase agreement, the Company will pay $8,825,000 in cash, issue $2,500,000 in subordinated notes and issue 565,835 shares of its common stock in addition to assuming approximately $2,000,000 in liabilities and debt.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a) Exhibits.

                     EXHIBIT NO.            DESCRIPTION OF EXHIBIT
                     -----------            ----------------------
                         27                 Financial Data Schedule

            (b) Reports on Form 8-K.

                  On December 12, 1997, the Company filed on Form 8-K its press release of December 9, 1997 wherein the Company announced that it had entered into an agreement to acquire Optimum Group, Inc.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INMARK ENTERPRISES, INC.



Dated: February 2, 1998            By:   /s/ John P. Benfield
                                      ------------------------------
                                        John P. Benfield, President
                                        (Principal Executive Officer)
                                        and  Director



Dated: February 2, 1998            By:   /s/ Donald A. Bernard
                                      ------------------------------
                                        Donald A. Bernard, Executive Vice
                                        President and Chief Financial Officer
                                        (Principal Accounting and Financial
                                        Officer) and Director