Form 10-K
period 1998-03-31
INMARK ENTERPRISES INC
filed 1998-06-15
CIK 886475

================================================================================





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended March 31, 1998 (Fee Required)

                  OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934


For the transition period from              to               (No Fee Required)

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

                                 Yes _X_ No ___

     Indicate  by check mark if  disclosure  of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of June 12, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $30,972,921.

     As of June 12, 1998, 4,475,326 shares of Common Stock, $.001 par value, were outstanding.

                       Documents Incorporated by Reference

              Document                      Part of 10-K into which incorporated
              --------                      ------------------------------------

Proxy Statement relating to Registrant's                  Part III
1998 Annual Meeting of Stockholders





================================================================================

                                     PART I


This report contains certain "forward-looking statements" concerning the Company's operations, economic performance and financial condition, which are subject to inherent uncertainties and risks. Actual results could differ materially from those anticipated in this report. When used in this report, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements.


Item 1.  Business.
------   --------

General Introduction

     Inmark Enterprises, Inc. ("Inmark"), together with its wholly-owned subsidiaries, Inmark Services, Inc., Optimum Group, Inc. and North American Holding Corp. (collectively, the "Company"), is a full service marketing, sales promotion and new age communications organization which designs, develops and implements customized national, regional and local consumer and trade promotion programs principally for Fortune 500 consumer product manufacturers. The Company's promotional programs are designed to enhance the value of its clients' budgeted expenditures and achieve, in an objectively measurable way, its clients' specific marketing and promotional objectives. The Company's programs in the industry are commonly referred to as "account specific", as they may target the participation and cooperation of a specific retail chain or groups of retailers or other sources of distribution to attain results in the form of increased in-store product displays, related consumer purchases and enhanced product brand name recognition. In addition to the traditional marketing and sales promotional services, the Company's services and programs include new media services consisting of Internet web site activities, interactive computerization and animation and video production, thereby affording clients a one-stop shop resource for strategic planning, creative development, production and implementation.

     The Company was initially formed under the laws of the State of Delaware in March 1992 as Health Image Media, Inc. Its principal offices are located at One Plaza Road, Greenvale, New York 11548, and its telephone number is 516-625-3500.

     The Company began to engage in its current operations on September 29, 1995 upon consummation of a merger transaction (the "Merger") as a result of which Inmark Services, Inc., a New York corporation, became a wholly-owned subsidiary of the Company and the management of Inmark Services, Inc. became the executive management of the Company. Previously, the Company had been engaged in unrelated activities which were discontinued in June 1993.

     On March 31, 1998, Optimum Group, Inc. ("Optimum"), an indirect wholly-owned subsidiary of the Company acquired all of the assets, assumed certain liabilities and continued the business of OG Holding Corporation, formerly known as Optimum Group, Inc. (the "Acquisition"). The purchase price for the Acquisition consisted of $8,700,000 in cash, a subordinated note of the Company in the principal amount of $2,500,000, 565,385 shares of newly and validly issued common stock of the Company and the payment or assumption of approximately $1,900,000 of existing debt of the seller. Simultaneously with the closing of the Acquisition, the Company entered into a loan agreement with a bank pursuant to which the Company obtained a $5,000,000 five-year term loan and a $5,000,000 revolving loan credit facility. A portion of the proceeds of the loan was used to finance the Acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Optimum business, founded in 1973, provides marketing, visual communications and graphic design services which are totally complementary and value-added to those services previously provided by the Company. Optimum assists clients in varied industries in identifying the best and most complete solution for their business communication needs. In its client relationships and related programs and projects, Optimum provides leading edge visual communications technology and internet development, interface and access and serves as an independent resource for strategic planning, creative development, production and implementation.

Description of Business

     General. The Company is a full service marketing, sales promotion and new age communications organization which designs, develops and implements customized, national, regional and local consumer and trade promotion programs principally for Fortune 500 consumer product manufacturers and service providers. The Company's promotional programs are designed to enhance the value of its clients' budgeted expenditures and achieve, in an objective and measurable way, its clients' specific marketing and promotional objectives. The Company's co-marketing "Account Specific" programs in many instances target the participation and cooperation of a specific retail chain or group of retailers or other sources of distribution (the "Trade") to attain results in the form of increased in-store product display, related consumer purchases and enhanced product brand name recognition.

     The Company's marketing, sales promotion, creative and new media services generally include: (a) strategic planning, market research and analysis, product positioning, selling strategy and process and direct marketing services which assist its clients in identifying and defining specific objectives and advising on the deployment of budgeted amounts to achieve their objective and maximize value; (b) concept development, graphic design, conventional and computer illustration, copy writing, 3-D graphics and animation, layout and production, photography and video services which develop the concept and subsequently create the consumer and trade promotional program; (c) implementing turnkey training and incentive programs, including providing documentation, program manuals and artwork, training a client's marketing and sales staffs, buying media and merchandise, designing in-store displays, commercial editing, coordination and trafficking of media and total program administration and (d) multimedia sales presentations, interactive computer based training, Internet web site development and access and animation and video production.

     The Company combines the needs of its clients and those of their sales forces and the needs of its clients' Trade outlets with the Company's experience, techniques and proprietary systems to provide solutions and measurable results. A typical program will integrate numerous promotional techniques which take into consideration a number of factors, including: (a) the channel of Trade on which the client is focused and a determination of the most effective manner to obtain distribution support for the client's product;

(b) the means by which to best educate the client's sales force in soliciting Trade support for the client's products without creating excessive or burdensome administrative details; and (c) the ultimate consumer of the client's products. Distinct from many promotion and marketing companies which may have adopted a specific promotional program or technique regardless of the product, Inmark's programs are tailored to the client's particular goals and may include various components, including promotional broadcast media, premium incentives to Trade employees and representatives, in-store merchandising and sampling, commercial tagging, specialty printing, licensing, point-of-purchase displays, couponing and interactive video and Internet services.

     Industry Background. Consumer goods manufacturers typically employ two separate but related marketing programs to sell their products. First they will undertake a general advertising campaign, often engaging an advertising agency, to create an image for their product and to communicate that image to the consumer, typically employing television and radio as well as print media and other forms of communication designed to generate brand recognition and product awareness among consumers. Second, they will undertake a promotional advertising program, often on a local or regional rather than national level, which may be targeted to the retail trade or other point of consumer distribution to induce the Trade to display and carry their products, and targeted to the consumer to promote purchases and further increase brand name recognition. Promotion advertising may include broadcast media and employ or integrate portions of the image created through the general advertising campaign, but it will typically be more "directed" to the point of purchase, employing techniques such as couponing, sampling, incentives to the Trade, merchandising and licensing and similar efforts.

     According to Promo Magazine's 1997 Annual Report on the Promotion Industry, the promotion industry continued to grow as consumer promotion expenditures reached $71.5 billion in 1996, reflecting a $1.5 billion increase in such expenditures over the prior year. According to the Annual Report, trends indicate a continuing increase in in-store and local market account specific directed promotions as well as new ways to use the Internet to involve consumers. Additionally, packaged goods manufacturers continue to downsize their in-house marketing and promotion personnel to reduce general and administrative expenses, and correspondingly have increased their use of third party promotions businesses, such as Inmark, to utilize cost effective, innovative and efficient promotional programs maximizing budgeted expenditures.

     The Company's Programs. The Company believes that it is well-positioned to meet the increasing demands of consumer product manufacturers by offering a range of customized, rather than "off the shelf", promotional programs, providing turnkey implementation, and utilizing its creative development tools, sales support, relationships with media outlets, the Internet and other forms of visual communications, promotional products, and administrative services. The Company's services are supported with an innovative management information system, to gather, monitor, track and report the implementation status of each program. The Company's ability to capture data regarding sales activity and Trade acceptance of a particular program on a real time basis enables Inmark and its clients to continually monitor and adjust the program to maximize its effectiveness. A Company promotional program promotes a client's products on a uniform basis nationwide or may be otherwise tailored for a particular regional or local market for a specific product. A program, localized for specific markets or products, can be coordinated with respect to both timing and expenditure, to run simultaneously with individual and customized programs nationwide.

     The Company's promotional campaign strategies are typically implemented with the use of one or more of the following promotional products:

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

          o Promotional Television - Broadcast time, to achieve the objectives similar to that of promotional radio, to create an incentive for Trade participation. Added advertising value for the Trade in having a client's television commercial edited and integrated by the Company to include a specific Trade customer's name, logo and feature activity in with the client's television advertising provides an incentive similar to promotional radio for Trade participation in the promotional program.

          o Dealer Loaders - Awards, of various types and value, consisting of merchandise, travel, entertainment and or other services, are offered to the Trade in return for providing specific in-store merchandising on behalf of a client's product.

          o Trade/Account Specific Consumer Promotions - A full range of consumer in- store promotional programs, integrated with Trade-directed promotion programs, which are designed to increase consumer interest in a client's products and increase brand name recognition, such as: (a) merchandise giveaways in conjunction with product purchases; (b) vacation and product sweepstakes (the Company will design display materials, write the rules, qualify the winners and arrange travel plans or product ordering); (c) product sampling in one or more stores; and (d) traditional couponing.

          o New Age Media - The Internet and other forms of interactive visual communication designed to augment traditional media and reach audiences that prefer a more active media over passive options. Includes Internet web site design, development and providing reliable, high-speed access and maintenance through the Company's own dedicated pipeline.

          o Creative Services - A full range of services which include concepting, graphic design, copywriting, 3-D graphics and animation, illustration, photography and video.

     Marketing Strategy. The Company's marketing strategy is to offer its clients creative promotional programs intended to produce objectively measurable results while removing from clients the significant burden of administrative and logistical details necessarily associated with such programs. This strategy has focused, and in the future will continue to focus, toward clients in the packaged goods industry, where ample opportunities continue to exist. However, the Company also has broadened its strategy and has offered and intends to continue to offer its trade and consumer promotion products to clients in other industries, such as financial services, entertainment, electronics, health care and transportation to name a few, which also are expected to benefit from a comprehensive customized program on a turnkey implementation basis.

     The Company believes that its strategy of attempting to provide comprehensive solutions to its client's promotional advertising programs not only distinguishes it from certain of its competitors, which provide only specific promotional programs without the office and field support (an integral part of the Company's business), but also is more attuned to the client's needs, particularly as clients seek to contract out all promotional advertising for a specific product as a result of downsizing their in-house capabilities.

     The Company's services are marketed directly by the Company's sales force consisting of twenty full-time and four part-time salespersons operating out of a fully staffed and/or sales offices located in Greenvale, New York; Cincinnati, Ohio; Barrington, Illinois; Birmingham, Alabama; Bloomington, Minnesota; Irvine and San Francisco, California; Phoenix, Arizona; and Worcester, Pennsylvania.

     Customers. The Company's principal clients are packaged goods and other consumer products manufacturers, generally among the Fortune 500, which are actively engaged in promoting their products to both the Trade and consumer. The Company's clients include, among others, Colgate-Palmolive Company, The Pillsbury Company, The Minute Maid Company, Bestfoods Specialty Products, CIBA Consumer Pharmaceuticals, Bayer Corporation, Lamb Weston Inc., Menley & James Laboratories, Inc., Hunt Foods Company, Perdue Farms, Inc., The Quaker Oats Company, American Home Products Corporation, Fender Musical Instruments Corporation and Duracell Corporation. For the fiscal year ended March 31, 1998, before giving effect to the Acquisition and on a pro forma basis giving effect to the Acquisition by including the revenues of the predecessor of Optimum for the year ended December 31, 1997, the Company had one client, Colgate-Palmolive Company, which accounted for approximately 34.4% and 24.5% of its revenues, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". To the extent that the Company continues to have a heavily weighted sales concentration with one or more clients, the loss of any such client could have a material adverse affect on the earnings of the Company. Unlike traditional general advertising firms, which are engaged as agents of record on behalf of consumer products manufacturers, promotional companies, including the Company, typically are engaged on a product-by-product, or project-by-project basis. Although the Company's contracts with its clients are executed on a project-by-project basis, the relationship of the Company and its predecessors with certain of their clients has continued for in excess of 20 years.

     Competition. The market for promotional services is highly competitive, with hundreds of companies claiming to provide various services in the promotion industry. In general, the Company's competition is derived from two basic groups (which market their services to consumer products manufacturers): (a) other full service promotion agencies and (b) companies which specialize in one specific aspect or niche of a general promotional program. Other full service promotion agencies may be a part of or affiliated with larger general advertising agencies such as the Cato Johnson relationship with Young & Rubicam and J. Brown/LMC with Grey Advertising, which have greater financial and marketing resources available than Inmark. Niche competitors include Don Jagoda, Inc., which specializes in sweepstakes; Act Media, Inc., a subsidiary of Heritage Media, Inc., which specializes in a broad range of in-store programs; and Catalina Marketing, Inc., which specializes in cash register couponing programs. Certain of these niche companies may have greater financial and marketing resources than those available to the Company. The Company competes on the basis of the quality and the degree of comprehensive service which it provides to its clients. There can be no assurance that the Company will be able to continue to compete successfully with existing or future industry competitors.

Employees

     The Company currently has 98 full-time and 10 part-time employees, including 20 full-time and 4 part-time employees involved in sales, 51 full-time and 3 part-time employees in marketing support and program management, 9 full-time employees in new media and information technology and 18 full-time and 3 part-time employees in finance and administration. None of the Company's employees is represented by a labor organization and the Company considers the relationships with its employees to be good.

Risk Factors

     Dependence on Key Personnel. The Company's business is managed by a relatively small number of key management and operating personnel, the loss of certain of whom could have a material adverse impact on the Company's business. The Company believes that its future success will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. Each of the Company's key executives is a party to an employment agreement that expires in either 2001 or 2002 and thereafter automatically renews for an additional term of one year unless either party elects to terminate the agreement upon at least 60 days notice prior to the expiration of the then current term. Customers. The Company's principal clients are consumer product manufacturers, generally among the Fortune 500, which are actively engaged in promoting their products both to specific retail chains, groups of retailers or other sources of distribution and to consumers. As a substantial portion of the Company's sales have been dependent on one client or a limited concentration of clients, to the extent such dependency is not otherwise overcome, significant fluctuations in revenues, results of operations and liquidity could arise should such client or clients reduce their budgets allocated to the Company's activities. See "Description of Business - Customers".

     Competition. The market for promotional services is highly competitive, with hundreds of companies claiming to provide various services in the promotion industry. Certain of these companies may have greater financial and marketing resources than those available to the Company. The Company competes on the basis of the quality and the degree of comprehensive service which it provides to its clients. There can be no assurance that the Company will be able to continue to compete successfully with existing or future industry competitors. See "Description of Business - Competition".

     Risks Associated with Acquisitions. Consistent with its strategy, the Company is currently evaluating, has made offers with respect to, and is engaged in discussions regarding various acquisition and strategic relationship opportunities. No assurance can be given that any potential acquisition or strategic relationship will be consummated. These acquisitions or strategic relationships could be funded by cash on hand, Inmark's securities and/or additional borrowings. It is possible that one or more of such possible future acquisitions or strategic relationships, if completed, could adversely affect the Company's funds from operations or cash available for distribution, in the short term or the long term or both, or increase the Company's debt, or such an acquisition or strategic relationship could be followed by a decline in the market value of Inmark's securities.

     Expansion Risk. The Company is experiencing a period of rapid expansion which management expects will increase in the near future. This growth has increased the operating complexity of the Company as well as the level of responsibility for both existing and new management personnel. The Company's ability to manage its expansion effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The Company's inability to effectively manage its expansion could have a material adverse effect on its business.

     A portion of the Company's expansion may occur through acquisitions as an alternative to direct investments in the assets required to implement the expansion. No assurance can be given that suitable acquisitions can be identified, financed and completed on acceptable terms, or that the Company's future acquisitions, if any, will be successful or will not impair the Company's ability to service its outstanding obligations.

     Control by Executive Officers and Directors. The executive officers of the Company collectively beneficially own a significant percentage of the voting stock of Inmark and, in effect, have the power to influence strongly the outcome of all matters requiring stockholder approval, including the election or removal of directors and the approval of significant corporate transactions. Such voting could also delay or prevent a change in the control of Inmark in which the holders of the Inmark common stock could receive a substantial premium. In addition, the Company's loan agreement with its bank requires that, during the term of the loan agreement, the executive officers of Inmark maintain a minimum percentage of beneficial ownership of Inmark's Common Stock.

     Outstanding  Indebtedness;   Security  Interest.  In  connection  with  the
Acquisition, Inmark, Services, and Optimum entered into a loan agreement providing for a $5,000,000 five-year term loan and a $5,000,000 revolving loan credit facility. The prompt and full payment and other performance of all of the obligations of Services and Optimum under the loan agreement or otherwise to the lender or any affiliate of the lender are guaranteed by Inmark. As security for all of its obligations under the loan agreement, (a) Inmark, Services and Optimum granted the lender a first priority lien on and security interest in all of the assets of Inmark, Services and Optimum, including the stock of Services and Optimum and the right, title and interest of Inmark, Services and Optimum in and to the Purchase Agreement, and (b) Inmark and Services pledged their shares of Services and Optimum, respectively, to the lender. In the event that an event of default under the loan agreement occurs, at the lender's option, (i) the revolving line of credit shall terminate, (ii) the principal and interest of all loans and all other obligations under the loan agreement shall be immediately due and payable, and (iii) the lender shall be entitled to exercise any and all rights and remedies provided for in the loan agreement and in any document delivered to the lender in connection with the loan agreement, all rights and remedies of a secured party under the Uniform Commercial Code, and all other rights and remedies that may otherwise be available to the lender by agreement or at law or in equity.

     Shares Eligible for Future Sale. Future sales of shares by existing stockholders under Rule 144 of the Securities Act, or through the exercise of outstanding registration rights or the issuance of shares of Common Stock upon the exercise of options or warrants or conversion of convertible securities could materially adversely affect the market price of share of Common Stock and could materially impair Inmark's future ability to raise capital through an offering of equity securities. Substantially all of Inmark's outstanding shares, other than those held by affiliates, are transferable without restriction under the Securities Act. No predictions can be made as to the effect, if any, that market sales of such shares or the availability of such shares for future sale will have on the market price of shares of Common Stock prevailing from time to time.


     Lack of Dividend History. Inmark has never declared or paid any cash dividends on its Common Stock and does not expect to declare any such dividends in the foreseeable future. Payment of any future dividends will depend upon the earnings and capital requirements of the Company, the Company's debt facilities and other factors the Board of Directors consider appropriate. The Company intends to retain earnings, if any, to finance the development and expansion of its business, and therefore does not anticipate paying any dividends in the foreseeable future. In addition, the terms of the Company's loan agreement restrict the payment of dividends on the common stock.

Forward Looking Statements.

     The statements contained in this report that are not historical facts are "forward- looking-statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as statements regarding development of the Company's business, the Company's anticipated capital expenditures and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing the Company (including those described in "Risk Factors" above) or actual events differing from the assumptions underlying such statements.

Item 2.  Properties.
------   ----------

                  The Company has the following leased office facilities:

                                                                   Square
            Facility                      Location                  Feet
            --------                      --------                 -------

Principal offices of Inmark
Enterprises, Inc. and principal
and sales offices of Inmark
Services, Inc.                       Greenvale, New York            5,500

Principal and sales offices of
Optimum Group, Inc.                  Cincinnati, Ohio              17,000

Other sales offices                  Barrington, Illinois             800
                                     San Francisco, California        900
                                     Irvine, California               200
                                     Phoenix, Arizona                 100
                                     Birmingham, Alabama              100
                                     Bloomington, Minnesota           100
                                     Worcester, Pennsylvania          100

With the exception of the Cincinnati, Ohio office lease which at March 31, 1998 has a remaining term of twelve years, each of the Company's office leases is short term and annually renewable.


Item 3.  Legal Proceedings.
------   ------------------

                  Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
------   ----------------------------------------------------

                  Not Applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ----------------------------------------------------------------------

Market Information

     Effective December 17, 1996, Inmark's Common Stock began trading on the Nasdaq SmallCap Market under the symbol IMKE. Prior to that date, the Company's Common Stock was traded over-the-counter on the OTC Electronic Bulletin Board under the same  symbol.  Prior to October  20,  1997,  in addition to its Common
Stock, traded securities of the Company included Units, Class A Warrants and Class B Warrants. On that date the Units, Class A Warrants and Class B Warrants ceased to trade as the term of both the Class A Warrants and Class B Warrants expired. The following table sets forth for the periods indicated, through December 16, 1996, the high and low bid prices and as of December 17, 1996 the high and low trade prices for the Common Stock as reported by NASDAQ. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark- downs or commissions and may not necessarily represent actual transactions.


                                    Common Stock
                                    ------------
                                    High     Low
                                    ----     ---
Fiscal Year 1997
----------------

First Quarter                       3       1 1/2

Second Quarter                      3 5/8   2

Third Quarter                       4 1/8   3 1/4

Fourth Quarter                      6 3/4   3 5/8

Fiscal Year 1998
----------------

First Quarter                       5 1/8    4

Second Quarter                      6 1/2    4 1/2

Third Quarter                       7 15/16  5 3/8

Fourth Quarter                      7  3/16  4 3/4


     On May 4, 1998, Inmark's Board of Directors declared a five-for-four stock split of Inmark's Common Stock in the form of a twenty-five percent stock dividend payable on June 14, 1998 to stockholders of record as of May 14, 1998. On June 13, 1998, giving effect to the stock dividend, there were 4,475,326 shares of Common Stock outstanding, approximately 42 shareholders of record and approximately 900 beneficial owners whose shares are held by a number of financial institutions. Inmark has never declared or paid cash dividends on its Common Stock. The Company intends to retain earnings, if any, to finance future operations and expansion and does not expect to pay any cash dividends on Inmark's Common Stock in the foreseeable future.

Item 6.  Selected Financial Data.
------   ------------------------

     The Merger on September 29, 1995 of Inmark Services, Inc. into a then newly-formed wholly-owned subsidiary of the Company was accounted for as a reverse purchase of the Company by Inmark Services, Inc., and for financial accounting and reporting purposes, Inmark Services, Inc. is treated as the acquirer. Accordingly, the selected financial data reported below for periods prior to April 1, 1995 is that of Inmark Services, Inc. and its predecessors. The financial statements of the Company and of Inmark Services, Inc. are not comparable to those of Spar Promotion & Marketing Services, Inc. ("Spar"), one of those predecessors, due to the application of purchase accounting adjustments as a result of the Inmark Services, Inc. management-led buyout of Spar.


                                          Year Ended      Year Ended      Year Ended      Year Ended          Year Ended
                                          March  31,      March  31,      March 31,        March 31,           March 31,
                                           1994 (2)        1995 (2)        1996 (1)         1997               1998 (3)
                                         -----------     ------------    ------------    ------------        ------------
Statement of Operations Data:
Sales                                    $6,676,355      $13,670,938     $14,645,990     $18,901,730         $25,965,780

Gross Profit                              1,699,725        4,453,233       4,497,192       6,291,821           8,403,363

Income (Loss) before Income Taxes          (457,105)       1,248,886         461,486       2,129,579           3,579,445

Provision (Benefit) for Income Taxes          1,125           19,495        (506,161)       (159,924)          1,300,000

Net Income (Loss)                          (458,230)       1,229,391         967,647       2,289,503           2,279,445

Net Income (Loss) per
Common and Common
Equivalent Share*
     Basic                                    **               **               $.46            $.64                $.63

     Diluted                                  **               **               $.38            $.51                $.50

* Adjusted  for the  five-for-four  stock  split  effective  May 14, 1998
** Not applicable as companies were privately owned

                                        March 31,      March 31,       March 31,       March 31,       March 31,
                                          1994           1995            1996            1997          1998 (4)
                                       -----------    -----------     -----------     -----------    ------------


Balance Sheet Data:
Working Capital (deficiency)           $ (784,384)   $(2,204,473)     $ (846,489)     $1,859,868     $ 2,446,502

Total Assets                            1,282,758      5,242,136       5,118,569       8,559,840      30,818,389

Long-term Debt                                -              -               -               -         9,500,000

Total Liabilities                       1,735,956      5,241,986       3,104,792       4,022,459      20,145,423

Stockholders Equity (deficiency)         (458,158)           150       2,013,777       4,537,381      10,672,966

(1) Includes operations of Inmark Services, Inc. for the entire year and the Company from the September 29, 1995 Merger date.

(2)  Represents  operations of Spar which was acquired by Inmark Services,  Inc.
     on April 3, 1995 in a transaction accounted for as a purchase.

(3)  Represents  operations of the Company  excluding the  operations of Optimum
     Group, Inc. which was acquired on March 31, 1998.

(4) Includes assets and liabilities of Optimum acquired on March 31, 1998. See consolidated financial statements of the Company appearing elsewhere herein.


Item 7.  Management's  Discussion  and Analysis of Financial Condition and
------   -----------------------------------------------------------------
         Results of Operations.
         ----------------------

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

     On March 31, 1998, Optimum Group, Inc. ("Optimum"), an indirect wholly-owned subsidiary of the Company, acquired the Optimum business for a purchase price of $14,875,000 consisting of $8,700,000 in cash, a subordinated note of the Company in the principal amount of $2,500,000 and 565,385 shares of newly issued common stock of the Company valued at $3,675,000. In connection with the Acquisition, Optimum assumed liabilities in the amount of $1,883,775. The Acquisition has been accounted for as a purchase by the Company as at March 31, 1998. Accordingly, as discussed below, results of operations for the year ended March 31, 1998 represent the operations of the Company excluding Optimum and the consolidated balance sheet of the Company at March 31, 1998 includes the consolidation of the Optimum balance sheet at that date. The following information should be read together with the consolidated financial statements and notes thereto included elsewhere herein.

Results of Operations

     Sales. The Company's sales for the fiscal year ended March 31, 1998 ("Fiscal 1998") were $25,966,000, compared to sales of $18,902,000 for the fiscal year ended March 31, 1997 ("Fiscal 1997"), an increase of $7,064,000 or 37.4%. The increase in sales in Fiscal 1998 resulted from an overall increase in contracted sales primarily from additional contracts from new clients.

     The Company's sales for Fiscal 1997 were $18,902,000, compared to sales of $14,646,000 for the fiscal year ended March 31, 1996 ("Fiscal 1996"), an increase of $4,256,000 or 29.1%. The increase in sales in Fiscal 1997 resulted primarily from an overall increase in sales contract volume generated from larger contract amounts from continued client relationships and contracts with new clients.

     For Fiscal 1998, Fiscal 1997 and Fiscal 1996, the Company had one client, Colgate-Palmolive Company, which accounted for approximately 34.4%, 48.9% and 51.6%, respectively, of the Company's sales. As a substantial portion of the Company's sales have been dependent on one client, to the extent such concentration continues at a rate of 10% or more with one or more clients and such dependency is not otherwise overcome, the loss of any such client could have a material adverse affect on the Company's revenues, results of operations and liquidity.

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

     The Company's direct expenses for Fiscal 1998 were $17,562,000 or 67.6% of sales, compared to direct expenses for Fiscal 1997 which were $12,610,000 or 66.7% of sales. The increase in the amount of direct expenses for Fiscal 1998 principally relates to the increase in sales for the fiscal year, whereas the increase in direct expenses as a percentage of sales for Fiscal 1998 primarily resulted from client programs which in the aggregate had a lower gross profit margin than the mix of programs contracted for in Fiscal 1997.

     As a result of the changes in sales and direct expenses, the Company's gross profit for Fiscal 1998 increased to $8,403,000 from $6,292,000 for Fiscal 1997 and, as a percentage of sales, gross profit decreased to 32.4% in Fiscal 1998 compared to 33.3% in Fiscal 1997.

     The Company's direct expenses for Fiscal 1997 were $12,610,000 or 66.7% of sales, compared to direct expenses for Fiscal 1996 which were $10,149,000 or 69.3% of sales. The increase in the amount of direct expenses for Fiscal 1997 principally relates to the increase in sales for the fiscal year, whereas the decrease in direct expenses as a percentage of sales for Fiscal 1997 primarily resulted from client programs which in the aggregate had a higher gross profit margin than the mix of programs contracted for in Fiscal 1996.

     As a result of the changes in sales and direct expenses, the Company's gross profit for Fiscal 1997 increased to $6,292,000 from $4,497,000 for Fiscal 1996 and, as a percentage of sales, gross profit increased to 33.3% in Fiscal 1997 compared to 30.7% in Fiscal 1996.

     Operating Expenses. Operating expenses for Fiscal 1998 increased by $802,000 or 19.2% to $4,977,000 compared to $4,175,000 for Fiscal 1997. As a percentage of sales, operating expenses for Fiscal 1998 were 19.2% compared to 22.1% for Fiscal 1997.

     The increase in operating  expenses for Fiscal 1998 resulted primarily from
(I) the aggregate increase of approximately $691,000 attributable to increases in salaries and related payroll taxes principally related to the employment of additional personnel and an overall increase in base salaries, management bonuses and employee benefits such as provided medical insurance and 401K Retirement Plan contributions; and (ii) the increase in selling, general and administrative expenses related to the overall increase in the level of operations.

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

     Other Income. For Fiscal 1998 and Fiscal 1997, the Company did not have any other income whereas for Fiscal 1996 the Company had $177,000 of other income which was primarily the result of a $150,000 payment received from Rx Returns, Inc. in partial payment of amounts due to the Company in connection with a court approved settlement of legal proceedings.

     Interest Income/Expense. For Fiscal 1998, the Company had interest income from short term investments of approximately $153,000 without incurring any interest expense, whereas for Fiscal 1997, the Company had net interest income of $13,000 after incurring interest on the Spar notes before their final payment during the fiscal year.

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

     Provision For Income Taxes. For Fiscal 1998, the Company made a provision for federal, state and local income taxes in the amount of $1,300,000 based upon the Company's estimated effective tax rate for the fiscal year. The provision takes into account approximately $110,000 of deferred tax benefits expected to be realized from the reduction in the valuation allowance for deferred tax assets.

     The provision for income taxes for Fiscal 1997 reflects a net benefit of $160,000, the components of which consist of a net provision ( after utilization of prior years' net operating loss carryforwards as an offset against Federal taxable income for the year) for current Federal, state and local taxes of $282,000, offset by $442,000 of deferred tax benefits, arising principally from a reduction of the valuation allowance for deferred tax assets as a result of management's belief that it is more likely than not that a portion of such assets will be realized. As of March 31, 1997, the Company had approximately $1,924,000 of net operating loss carryovers available to reduce future taxable income. However, while such carryovers will, upon utilization, reduce future income tax payments, they will not significantly impact future tax expense, since substantially all of the benefits of these carryovers have already been reflected in the Company's financial statements as deferred tax assets.

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

     Net Income. As a result of the items discussed above, the Company's net income for Fiscal 1998 was $2,279,000 compared to $2,290,000 for Fiscal 1997 and $968,000 for Fiscal 1996.

Liquidity and Capital Resources

     Effective March 31, 1998, the Company entered into a loan agreement with a bank pursuant to which the Company obtained a $5,000,000 five-year term loan and a $5,000,000 revolving loan credit facility. On March 31, 1998, the Company borrowed $5,000,000 under its term loan facility and $2,000,000 under its revolving credit facility to finance the acquisition of the Optimum business. In connection with the loan facilities, the Company paid a one-time closing fee of $100,000 and pays quarterly in arrears (i) a commitment fee at the rate of one-quarter of one percent per annum on the unused portion of the revolving credit facility and (ii) interest on the unpaid principal amount of each loan outstanding during the quarter at a rate per annum which, conditioned upon the Company's satisfying certain defined debt to equity ratios is, at the option of the Company, equal to either the rate applicable to an equivalent term Eurodollar rate loan plus between one and one-half percent and two percent or the bank's prime rate plus up to an additional two percent. The term loan requires scheduled quarterly repayments commencing on June 30, 2000 and ending on March 31, 2003. Unpaid loans made to the Company pursuant to the loan agreement are secured by a first priority lien and security interest in all the assets of the Company. In addition, the loan agreement provides for a number of negative and affirmative covenants, restrictions and limitations and other conditions including among others, (i) limitations regarding the payment of cash dividends, (ii) use of proceeds, (iii) maintenance of minimum quarterly earnings, (iv) compliance with a defined maximum senior debt leverage ratio and fixed charge coverage ratio, and (v) maintenance of a minimum percentage of beneficially owned shares of the Company held by the Company's management.

     For the period from April 24, 1996 until March 31, 1998, the Company's operating activities and other commitments were funded with then existing working capital and internally generated cash flow primarily from operations.

     Prior to April 24, 1996, the Company's operating activities and other commitments were funded with the sale of accounts receivable pursuant to a factoring agreement described below and with net cash provided from operations.

     Effective April 24, 1995, the Company entered into a one year factoring agreement pursuant to which the Company could receive advances of up to 75% of those of its accounts receivable which the Company, at its discretion, elected to sell to the factor. Total advances could not exceed $2,000,000 at any given time during the term of the factoring agreement. Subsequent to April 24, 1996, the Company's operating activities did not require it to utilize the factoring agreement to receive advances against its accounts receivable or otherwise incur any related factoring agreement fees.

     At March 31, 1998, the Company had cash of $1,460,000, working capital of $2,446,502, bank loans of $7,000,000, subordinated debt of $2,500,000 and stockholders' equity of $10,673,000 compared to cash and cash equivalents of $1,713,000, working capital of $1,860,000, no bank loans or subordinated debt and stockholders' equity of $4,537,000 at March 31, 1997. The incurrence of bank loans and subordinated debt is solely related to the Optimum acquisition as is the increase in shareholders' equity to the extent it exceeds the Company's net income for the year. The Company's cash at March 31, 1998, as well as additional borrowing, to support working capital needs if required, available to the Company from its revolving credit bank line and anticipated cash flows from operations are expected to be sufficient to fund planned future operating requirements. Otherwise, the Company will be required to seek additional external financing in the form of equity or debt. There can be no assurance that the Company will be able to obtain such additional funding, if required.

     For Fiscal 1998, primarily as a result of the use of funds for the Optimum acquisition which offset the net cash provided by operating activities, the Company's cash and cash equivalents balances decreased by $253,000 and amounted to $1,460,000 at March 31, 1998.

     Operating activities in Fiscal 1998 provided $2,092,000 in cash, principally from net income of $2,279,000 and the addition of non-cash adjustments of $1,361,000 which amounts are offset by net changes in operating assets and liabilities of $1,548,000 primarily attributable to increases in accounts receivable, unbilled contracts in progress and prepaid taxes and offsetting increases in accrued costs and expenses. This compares to cash of $841,000 provided by operating activities in Fiscal 1997, principally from net income of $2,290,000, offset by non-cash adjustments of $106,000 and net changes in operating assets and liabilities of $1,343,000 primarily attributable to an increase in accounts receivable and an offsetting increase in accrued costs and expenses.

     For Fiscal 1998, cash used in investing activities amounted to $9,401,000 of which (i) $9,350,000 is comprised of the $8,700,000 cash portion of the Optimum acquisition purchase price and $756,000 of investment banking, financing, legal and accounting costs and fees incurred in the Acquisition less the cash of $106,000 acquired in the Acquisition and (ii) $51,000 for the purchase of fixed assets. This compares to the net cash provided from investing activities of $109,000 for Fiscal 1997 as described more fully below.

     For Fiscal 1998, financing activities provided cash of $7,057,088 compared to cash of $63,000 for Fiscal 1997. The increase in cash provided was principally the result of bank borrowings of $7,000,000, pursuant to the Company's loan agreement, used for a portion of the Optimum acquisition purchase price and to a lesser extent proceeds of $181,000 from the exercise of stock options and warrants, whereas for Fiscal 1997, the net cash provided by financing activities included a decrease of $579,000 in the amount due from factor, receipt of $288,000 of proceeds from the exercise of stock options, the repayment of notes payable to Spar of $750,000 and the repurchase of Company stock for $54,000.

     For Fiscal 1997, the Company's financial position continued to strengthen with an increase of $1,012,000 in cash and cash equivalents.

     Operating activities in Fiscal 1997 provided $841,000 in cash, principally from net income of $2,290,000, offset by net non-cash adjustments of $106,000 and net changes in operating assets and liabilities of $1,343,000 primarily attributable to an increase in accounts receivable and an offsetting increase in accrued costs and expenses. This compares to use of cash of $456,000 for operations in Fiscal 1996, principally as a result of net income of $968,000, offset by net non-cash adjustments of $98,000 and by net changes in operating assets and liabilities of $1,326,000, primarily attributable to decreases in accounts payable and accrued compensation offset in part by increases in accrued job costs and other accrued liabilities.

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

     For Fiscal 1997, financing activities provided net cash of $63,000 compared to $790,000 for Fiscal 1996. The reduction in cash provided was the result of
(I) the Company's cash position reducing the need to sell accounts receivable pursuant to the factoring agreement thereby resulting in a decrease of $579,000 in the amount due from factor for Fiscal 1997 compared to a decrease of $1,712,000 for Fiscal 1996; (ii) receipt in Fiscal 1997 of $288,000 of proceeds from the exercise of stock options compared to none for Fiscal 1996; (iii) the repayment of notes payable to Spar of $750,000 in Fiscal 1997 compared to $922,000 in Fiscal 1996; and (iv) the repurchase of stock for $54,000 in Fiscal 1997 compared to none for Fiscal 1996.

     At March 31, 1997, the Company had cash and cash equivalents of $1,713,000, working capital of $1,860,000 and stockholders' equity of $4,537,000 compared to cash and cash equivalents of $701,000, negative working capital of $846,000 and stockholders' equity of $2,014,000 at March 31, 1996.

Other Matters

     The Company is currently disputing whether ten year options to purchase an aggregate of 55,000 shares of the Company's common stock at a price of $4.73 per share, after giving effect to the 5-for-4 stock dividend payable on June 15, 1998 to shareholders of record on May 14, 1998, which were granted in the amount of 27,500 each to two former officers and directors of the Company in the fiscal year ended March 31, 1993, are currently outstanding. In previous reports and Securities and Exchange Report filings, the Company reported these options to have expired as a result of the resignations of each of these former officers and directors. The Company has since been advised by these former officers and directors that they continue to hold valid the terms and conditions of the aforementioned options and accordingly that the options are readily exercisable for the remainder of their term. The Company has taken exception to the continued validity of these options and is currently investigating its courses of action.

     The Company plans to modify or replace portions of its software prior to March 31, 1999, so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. As the Company's computer systems are PC based, the modifications or replacements necessary to overcome the year 2000 issue are not anticipated to result in any material incremental costs. With conversions to new software and modifications to existing software, the year 2000 issue should not pose significant operational problems for the Company.

Item 8.  Financial Statements.
------   --------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          Page


Consolidated Financial Statements of Inmark Enterprises, Inc.
     Independent Auditors' Report .........................................................21
     Consolidated Balance Sheets as of March 31, 1998 and 1997.............................22
     Consolidated Statements of Operations for the years ended
         March 31, 1998, 1997 and 1996.................................................... 23
     Consolidated Statement of Stockholders' Equity for the three years ended
         March 31, 1998................................................................... 24
     Consolidated Statements of Cash Flows for the years ended
         March 31, 1998, 1997 and 1996 ....................................................25
     Notes to Consolidated Financial Statements............................................26


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inmark Enterprises, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles.



                                                           KPMG Peat Marwick LLP

New York, New York
June 10, 1998

                            INMARK ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1998 AND 1997



                                                                              1998               1997
                                                                          -------------      -----------




                                Assets
Current assets:
    Cash and cash equivalents                                             $  1,459,909        1,712,751
    Contract receivables                                                    10,933,241        2,780,866
    Deferred tax asset                                                          83,442        1,082,133
    Prepaid taxes                                                              452,291              -
    Prepaid expenses and other current assets                                  163,042          306,577
                                                                           -----------       ----------
           Total current assets                                             13,091,925        5,882,327
                                                                           -----------       ----------

Furniture, fixtures and equipment, at cost                                   1,006,779          326,293
Less accumulated depreciation                                                  191,522          119,144
                                                                           -----------       ----------
                                                                               815,257          207,149
                                                                           -----------       ----------

Notes receivable from officer                                                  225,000          200,000
Goodwill, net of amortization of $851,377 and $561,097                      16,534,950        2,244,378
Deferred financing costs                                                       124,500              -
Other assets                                                                    26,757           25,986
                                                                           -----------       ----------
           Total assets                                                   $ 30,818,389        8,559,840
                                                                           ===========       ==========

                 Liabilities and Stockholders' Equity

 Current liabilities:
    Accounts payable                                                      $  1,601,751          520,763
    Accrued job costs                                                        8,335,745        3,209,771
    Accrued compensation                                                       314,876          151,811
    Other accrued liabilities                                                  298,791          140,114
    Accrued taxes payable                                                       94,260              -
                                                                           -----------        ---------
           Total current liabilities                                        10,645,423        4,022,459

Notes payable bank - long term                                               7,000,000              -
Subordinated notes payable - long term                                       2,500,000              -
                                                                           -----------       ----------
           Total liabilities                                                20,145,423        4,022,459
                                                                           -----------       ----------

Stockholders' equity:
    Class A convertible preferred stock, par value $.001;
         authorized 650,000 shares; none issued and  outstanding                   -                -
    Class B convertible preferred stock, par value $.001;
         authorized 700,000 shares; none issued and outstanding                    -                -
    Preferred stock, undesignated; authorized 3,650,000
        shares; none issued and outstanding                                        -                -
    Common stock, par value $.001; authorized 25,000,000
        shares; issued and outstanding 4,475,326 shares at March 31,
        1998 and 3,544,689 shares at March 31, 1997                              4,475            3,545
    Additional paid-in capital                                               5,131,896        1,276,686
    Retained earnings                                                        5,536,595        3,257,150
                                                                           -----------       ----------
           Total stockholders' equity                                       10,672,966        4,537,381
                                                                           -----------       ----------
           Total liabilities and stockholders' equity                     $ 30,818,389        8,559,840
                                                                           ===========       ==========

See accompanying notes to consolidated financial statements.

                            INMARK ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED MARCH 31, 1998, 1997, 1996


                                                                1998               1997                1996
                                                            ------------       ------------        ------------

Sales                                                      $ 25,965,780         18,901,730          14,645,990
Direct expenses                                              17,562,417         12,609,909          10,148,798
                                                            -----------        -----------         -----------

      Gross profit                                            8,403,363          6,291,821           4,497,192
                                                            -----------        -----------         -----------


Salaries                                                      3,150,751          2,497,325           2,119,425
Selling, general and administrative expense                   1,826,278          1,678,139           2,007,845
                                                            -----------        -----------         -----------

      Total operating expenses                                4,977,029          4,175,464           4,127,270
                                                            -----------        -----------         -----------

      Operating income                                        3,426,334          2,116,357             369,922

Other income                                                        200                -               177,277
Interest income (expense), net                                  152,911             13,222             (85,713)
                                                            -----------        -----------         -----------

Income before income taxes                                    3,579,445          2,129,579             461,486
Provision for income taxes (benefit)                          1,300,000           (159,924)           (506,161)
                                                            -----------        -----------         -----------


      Net income                                           $  2,279,445          2,289,503             967,647
                                                            ===========        ===========         ===========



Net income per common and common equivalent share:

Basic                                                      $        .63        $       .64         $       .47
                                                            ===========         ===========        ===========

Diluted                                                    $        .50        $       .51         $       .38
                                                            ===========         ===========        ===========



Weighted average number of common and common equivalent shares outstanding:

Basic                                                         3,590,935           3,584,375          2,073,150
                                                            ===========         ===========        ===========

Diluted                                                       4,587,106           4,494,267          2,576,321
                                                            ===========         ===========        ===========



See accompanying notes to consolidated financial statements.

                            INMARK ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE THREE YEARS ENDED MARCH 31, 1998, 1997 AND 1996


                                                                                       Additional                        Total
                                                  Capital Stock     Common Stock        Paid-in        Retained       Stockholders'
                                                   no par value    Par value $.001      Capital        Earnings          Equity
                                                ----------------   -----------------   -----------   ------------     ------------
                                                Shares   Amount     Shares    Amount
                                                ------- --------   --------- -------
Balance, April 3, 1995                            150   $    150        -       -      $     -        $      -        $       -


Recapitalization by issuance
   of common stock in exchange
   for capital stock of Inmark Services, Inc.    (150)      (150)    846,383    846          (696)           -                150

Acquisition of monetary assets of
   Health Image Media, Inc. by
   issuance of common stock                        -          -    2,408,931  2,409       879,788            -            882,197

Debt payable to stockholders
   converted to warrants                           -          -          -      -         163,783            -            163,783

Net income                                         -          -          -      -            -           967,647          967,647
                                                 ----    -------   ---------  -----     ---------      ---------       ----------

Balance, March 31, 1996                            -          -    3,255,314  3,255     1,042,875        967,647        2,013,777

Exercise of warrants and options                   -          -      351,875    352       287,249            -            287,601

Repurchase of common stock                         -          -      (62,500)   (63)      (53,437)           -            (53,500)

Net income                                         -          -          -      -            -         2,289,503        2,289,503
                                                 ----    -------   ---------  -----     ---------      ---------       ----------

Balance, March 31, 1997                            -          -    3,544,689  3,544     1,276,687      3,257,150        4,537,381
                                                 ----    -------   ---------  -----     ---------      ---------       ----------

Exercise of warrants and options                   -          -      223,906    224       180,814            -            181,038

Acquisition of Optimum Group, Inc.                 -          -      706,731    707     3,674,395            -          3,675,102

Net income                                         -          -          -      -            -         2,279,445        2,279,445
                                                 ----    -------   ---------  -----     ---------      ---------       ----------

Balance, March 31, 1998                            -    $     -    4,475,326 $4,475    $5,131,896     $5,536,595      $10,672,966
                                                 ====    =======   =========  =====     =========      =========       ==========


See accompanying notes to consolidated financial statements.

                            INMARK ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996




                                                                              1998           1997             1996
                                                                         -------------   ------------      -----------

Cash flows from operating activities:
    Net income                                                           $  2,279,445      2,289,503          967,647
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                         362,658        335,985          541,708
        Deferred income taxes                                                 998,691       (442,133)        (640,000)
        Changes in operating assets and liabilities:
           Increase in contracts receivable                                (6,131,292)    (2,780,866)             -
           Increase in notes receivable - officer                             (25,000)           -           (200,000)
           Decrease (Increase) in prepaid expenses and other assets           144,592       (229,403)         (74,335)
           Increase in prepaid taxes                                         (452,291)           -                -
           Increase (decrease) in accounts payable                            379,865       (331,135)        (881,028)
           Increase in accrued job costs                                    4,483,751      1,921,867          320,296
           (Decease) increase in other accrued liabilities                    (18,113)       (42,732)         168,571
           Increase (decrease) in accrued compensation                         69,347        119,667         (659,250)
           Decrease in accrued taxes payable                                     (133)           -                -
                                                                          -----------    -----------       ----------

           Net cash provided by (used in) operating activities              2,091,520        840,753         (456,391)
                                                                          -----------    -----------       ----------

Cash flows from investing activities:
    Cash resulting from reverse purchase of Health Image Media,
       Inc.                                                                       -              -            387,780
    Acquisition costs related to management led buy-out of Spar                   -              -           (202,062)
    Purchases of fixed assets                                                 (50,554)      (141,426)         (69,701)
    Release of restricted cash from factor                                        -          250,000          250,000
    Payment for purchase of Optimum Group, Inc., net of cash
       acquired                                                            (9,350,346)           -                -
                                                                          -----------   ------------       ----------

           Net cash (used in) provided by investing activities             (9,400,900)       108,574          366,017
                                                                          -----------    -----------       ----------

Cash flows from financing activities:
    Decrease in due from factor, net                                              -          578,725        1,711,722
    Repayment of notes payable to Spar                                            -         (750,000)        (922,000)
    Proceeds from exercise of stock options and warrants                      181,038        287,601              -
    Repurchase of common stock                                                    -          (53,500)             -
    Proceeds from borrowings                                                7,000,000            -                -
    Financing costs related to purchase of Optimum Group, Inc.               (124,500)           -                -
                                                                          -----------    -----------       ----------

           Net cash provided by financing activities                        7,056,538         62,826          789,722
                                                                          -----------    -----------       ----------

           Net (decrease) increase in cash                                   (252,842)     1,012,153          699,348

Cash and cash equivalents at beginning of period                            1,712,751        700,598            1,250
                                                                          -----------    -----------       ----------
Cash and cash equivalents at end of period                               $  1,459,909      1,712,751          700,598
                                                                          ===========    ===========       ==========

Supplemental disclosure:
    Interest paid during the period                                      $        -           38,294           42,090
                                                                          ===========    ===========       ==========
    Income tax paid during the period                                    $    768,457        298,936           16,497
                                                                          ===========    ===========       ==========

Non-cash financing and investing activities:
    Debt payable to shareholders converted to equity                     $        -              -            163,783
                                                                          ===========    ===========       ==========

Restricted cash of Health Image Media, Inc. acquired in
    reverse purchase                                                     $        -              -            500,000
                                                                          ===========    ===========       ==========

See accompanying notes to consolidated financial statements.


                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1998 and 1997

(1)      Organization and Nature of Business
         -----------------------------------

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

         The Company is a full service marketing, sales promotion and new age communications company which designs, develops and implements sales, marketing and promotional programs primarily for consumer product client companies. The Company assists its clients in realizing product recognition and sales by providing promotional programs at both national and local levels, which are created to address identified trade, sales and consumer needs.

         Acquisition of Optimum Group,  Inc. - March 31, 1998
         -----------------------------------------------------
         On March 31, 1998, an indirect wholly-owned subsidiary of the Company, Optimum Group, Inc, formerly known as OG Acquisition Corp. ("Optimum") purchased all of the assets and business from and assumed substantially all of the liabilities of OG Holding Corporation formerly known as Optimum Group, Inc. (the "Acquisition") in a transaction accounted for as a purchase. The purchase price was $14,875,000 and consisted of cash of $8,700,000, a subordinated note in the principal amount of $2,500,000 with interest at the rate of 9% per annum and 565,385 shares of common stock of the Company valued at $3,675,000. The cash portion of the purchase price included $7,000,000 provided pursuant to a loan agreement between the Company and a bank and $1,700,000 provided from the Company's cash balances. Pursuant to the purchase agreement between Optimum and OG Holding Corporation, both the 565,385 shares of the Company's common stock and the $2,500,000 subordinated note portions of the purchase price have been put in escrow as collateral for the Company should the Company be entitled to indemnification pursuant to the purchase agreement. The Acquisition has been accounted for as a purchase whereby the $14,580,852 excess of the purchase price plus the costs of the Acquisition over the fair value of assets acquired less liabilities assumed has been classified as goodwill and the Company anticipates amortizing such amount over a twenty-five year period. Deferred financing costs incurred in connection with the loan agreement in the amount of $124,500 are being amortized over a five year period.

         Pro forma results of operations of the Company had the acquisition occurred on April 1, 1997 would consist of the operations of OG Holding Corporation for the year ended December 31, 1997 combined with the operations of the Company for the year ended March 31, 1998 as follows:

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1998 and 1997



         Sales                              $36,474,000
         Net income                           2,388,784

         Earnings per share*:
              Basic                               $ .56
              Diluted                             $ .45

         * Adjusted for 5-for-4 stock split payable in the form of a stock dividend June 15, 1998 to shareholders of record May 14, 1998.

         Management-Led Buyout Transaction - April, 1995
         -----------------------------------------------
         Inmark Services, Inc. is the successor to SPAR Promotion & Marketing Services, Inc. ("Spar") as a result of a management-led buyout transaction, accounted for as a purchase, as of April 3, 1995 whereby Inmark Services, Inc. acquired from Spar all of Spar's assets and business and assumed substantially all of Spar's liabilities. The purchase price was $3,500,000, which consisted of cash of $1,828,000 and subordinated notes totaling $1,672,000. Prior to March 31, 1997, on their respective due dates, all the notes due Spar had been paid.

         The $2,805,475 excess of the purchase price in the management-led buyout plus costs of acquisition over the fair value of assets acquired less liabilities assumed has been classified as goodwill and is being amortized over a ten year period.

         Merger with Health Image Media, Inc. - September, 1995
         ------------------------------------------------------
         On September 29, 1995, the Company issued to the Inmark Services, Inc. stockholders, in exchange for their 100% interest in the common stock of Inmark Services, Inc., 677,106 shares of its common stock and granted options to these stockholders to purchase an aggregate of 180,000 shares of its common stock at a price of $1.40 per share. The Company also issued warrants to the Inmark Services, Inc. stockholders to purchase an aggregate of 81,891 shares of the Company's common stock at a price of $1.40 per share, which warrants were granted based on the Inmark Services, Inc. stockholders' waiver of a $163,783 management bonus which they were otherwise entitled to receive. In addition, the Company granted options to purchase an aggregate of 50,000 shares of its common stock at a price of $1.40 per share to the employees of Inmark Services, Inc. The common stock issued in the Merger represented 26% of the issued and outstanding common stock of the Company immediately following the Merger, assuming that none of the Company's issued and outstanding options or warrants immediately following the Merger were exercised.

         The Merger has been accounted for as a reverse purchase of the Company by Inmark Services, Inc. Accordingly, the net assets of Health Image

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1998 and 1997

         Media, Inc. totaling $882,197 were recorded at their fair values. The net assets of Inmark Services, Inc., including the pre-existing goodwill which arose upon consummation of the management-led buyout transaction in April 1995, were reflected at their book value
         (historical cost) and no additional goodwill was recorded as a result of the Merger.


(2)      Summary of Significant Accounting Policies
         ------------------------------------------

         (a) Basis of Presentation
             ---------------------

             The Merger described in Note 1 has been accounted for as a reverse purchase of the Company by Inmark Services, Inc. and, for financial accounting and reporting purposes, Inmark Services, Inc. is treated as the acquirer of the Company. No goodwill was recognized in the Merger. The consolidated financial statements for the fiscal year ended March 31, 1996 include the operations of Inmark Services, Inc. for the full fiscal year and those of the Company for the post Merger six month period ended March 31, 1996.

         (b) Principles of Consolidation
             ---------------------------

             The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         (c) Revenue Recognition
             -------------------

             The Company recognizes revenue on the percentage-of-completion method, measured by the cost for services expended to date compared to the total services required to be performed on the respective contract. Costs associated with the fulfillment of the contracts are accrued and recognized proportionately to the related revenue in order to ensure a matching of revenue and expenses in the proper period. Provision for anticipated losses on uncompleted contracts are made in the period in which such losses are determined.

         (d) Cash Equivalents
             ----------------

             Investments with original maturities of three months or less at the time of purchase are considered cash equivalents.

         (e) Long-Lived Assets
             -----------------

             Furniture, fixtures and equipment are stated at cost. Depreciation is computed by the straight- line method over the estimated useful lives of the assets, which are three to five years. Goodwill

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1998 and 1997

             represents the excess of cost over the fair value of net assets of businesses acquired and is amortized over periods ranging from ten years to twenty-five years on a straight-line basis. The period of amortization of long-lived assets is evaluated at least annually to determine whether events and circumstances warrant revised estimates of useful lives or adjustment to the carrying value. This evaluation considers, among other factors, expected cash flows and profits of the business to which the asset relates. Based upon the periodic analysis, long-lived assets are written down if it appears that future profits or cash flows will be insufficient to recover such asset.

         (f) Earnings Per Share
             ------------------

             Effective April 1, 1997, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings Per Share". Statement 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. The computation of basic earnings per common share is based upon the weighted average number of common shares outstanding during the year and the computation of diluted earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the year, plus the assumed exercise of stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock. For the fiscal year ended March 31, 1998, the computation of weighted average number of common shares outstanding for the year included a one day inclusion of the shares of common stock issued for the Optimum Acquisition. All earnings per share calculations have been adjusted for the five- for-four stock dividend payable June 15, 1998.

             For the fiscal year ended March 31, 1996, the weighted average number of common shares was computed assuming that only the 677,106 shares of the Company's common stock exchanged for the common stock of Inmark Services, Inc. in the Merger were outstanding until September 29, 1995, after which date the actual outstanding common stock of the Company was used in the computation. Stock options and warrants have been excluded from the calculation of the primary and fully diluted earnings per share in any period in which they would be antidilutive.

         (g) Income Taxes
             ------------

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

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1998 and 1997

             differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (h) Fair Value of Financial Instruments
             -----------------------------------

             The carrying value of financial instruments including cash and cash equivalents, restricted cash, contracts and other receivables, and notes and accounts payable approximate estimated market values due to short maturities and interest rates that approximate current rates.

         (i) Use of Estimates
             ----------------

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


(3)      Contract Receivables
         --------------------

                                         March 31,          March 31,
                                           1998               1997
                                      ---------------     --------------
         Contract receivables
           Billed
              Completed contracts      $   2,416,021       $    675,374
              Contracts in progress        3,232,534          2,104,892
           Unbilled                        5,284,686                -
                                          ----------         ----------
                                       $  10,933,241       $  2,780,866
                                          ==========         ==========


(4)      Notes Receivable From Officer
         -----------------------------

         The notes receivable from officer totaling $225,000 and $200,000 at March 31, 1998 and 1997, consists of a $200,000 Promissory Note dated January 10, 1996 and a $25,000 Promissory Note dated April 7, 1997 issued to the Company by one of its officers in exchange for loans from the Company. The Promissory Notes provide for interest at an annual rate of 10% with the principal and accrued interest on the notes originally payable on January 10, 1998 and April 7, 1999, respectively. The Company has agreed to extend the payment date of principal and

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1998 and 1997

         accrued interest on the note previously due on January 10, 1998 to co-inside with the payment date of the Promissory Note of April 7, 1997. The Promissory Notes are secured by a Pledge Agreement which provides the Company with collateral security consisting of a first lien and security interest in 112,851 shares of the Company's common stock owned by the officer.


(5)      Leases
         ------

         The Company has several noncancellable operating leases, primarily for property, that expire within twelve years. Rent expense for the years ended March 31, 1998, 1997 and 1996 were $118,092, $105,598 and
         $95,213, respectively. Future noncancellable minimum lease payments under all of the leases as of March 31, 1998 are as follows:


             Year ending March 31,
             1999                                 $    251,082
             2000                                      154,981
             2001                                      150,761
             2002                                      146,780
             2003                                      141,000
             Thereafter                              1,092,750
                                                   -----------
                                                  $  1,937,354
                                                   ===========


(6)      Long-Term Debt
         --------------

         Long-term debt as of March 31, 1998 is summarized as follows:

         Notes Payable, Bank
         -------------------

         The Company has a loan agreement with its principal bank which provides for a five year revolving line of credit in the amount of $5,000,000 and term loan in the amount of $5,000,000 expiring March 31, 2003. Borrowings under the revolving line of credit and the term loan are evidenced by promissory notes and are secured by all of the Company's assets. In addition, the Company, on a quarterly basis, pays a commitment fee of one-quarter of one percent per annum on the unused revolving line of credit and interest on outstanding amounts, at the option of the Company, based on various formulas which relate to the prime rate or other prescribed rates. The loan agreement contains certain covenants, in addition to the calculation of the Company's total leverage ratio, which among other things, limits the distribution of dividends and other payments.

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1998 and 1997



             Revolving line of credit note payable in
             quarterly installments of interest only with a
             final payment of interest and principal
             outstanding on March 31, 2003 at 7.75% payable
             on principal outstanding through June 30, 1998
             and interest thereafter payable quarterly at
             variable rates                                         $2,000,000


             Term loan note payable in quarterly
             installments of interest only through March 31,
             2000 and interest and principal payments
             increasing from $312,500 from June 30, 2000
             through March 31, 2001 to $468,750 from June
             30, 2001 through March 31, 2003. Interest at
             7.75% is payable on principal outstanding
             through June 30, 1998 and thereafter quarterly
             interest payments are at variable rates                 5,000,000

             9% subordinated note payable to OG Holding
             Corporation with interest payable in quarterly
             installments and principal payments in annual
             installments of $625,0000 commencing March 31,
             2000 through March 31, 2003                             2,500,000

                                                                     ---------
             Total long-term debt                                   $9,500,000
                                                                     =========

(7)      Stockholders' Equity
         --------------------

         (a) Common Stock Reserved for Issuance
             ----------------------------------

             (i) Stock Options
                 -------------

             Under the Company's 1992 Stock Option Plan (the Plan), employees of the Company and its affiliates, and members of the Board of Directors, may be granted options to purchase shares of common stock of the Company. Options granted under the Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non- qualified options granted to employees and employee directors is determined by the committee of the Board of Directors.

             The Plan was amended on September 29, 1995 to increase the maximum number of shares of common stock for which options may be granted to 900,000 shares (1,125,000 shares adjusted for the 5-for-4 stock dividend payable June 15, 1998). Changes in options outstanding during each of the years ended March 31, 1998, 1997 and 1996, and options exercisable and shares reserved for issuance at March 31, 1998 (adjusted for the 5-for-4 stock dividend payable June 15, 1998) are as follows:

                                        Option price
                                         Per share     Outstanding  Exercisable
                                        ------------   -----------  -----------
             Balance at April 3, 1995    $1.80-5.21       103,750      103,750

             Granted (A)                 $1.12-1.60       293,750      175,000
             Canceled                          -             (625)        (625)
                                         ----------     ---------    ---------
             Balance at March 31, 1996   $1.12-5.21       396,875      278,125

             Granted (B)                 $1.20-4.40       418,750      131,250
             Exercised                         -           (1,875)      (1,875)
             Canceled                          -           (1,250)      (1,250)
                                         ----------     ---------     --------
             Balance at March 31, 1997   $1.12-5.21       812,500      406,250

             Became Exercisable                -             -         268,749
             Granted (C)                 $4.00-5.60       627,250       90,208
             Exercised                         -          (11,406)     (11,406)
             Canceled                          -         (107,594)    (104,531)
                                         ----------     ---------     --------
             Balance at March 31, 1998   $1.12-5.60     1,320,750      649,270
                                         ==========     =========     ========

             (A) Represents 287,500 options granted on September 29, 1995, on completion of the Merger, of which 225,000 were granted to the shareholders of Inmark Services, Inc., who became executive officers of the Company, and 62,500 were granted to other employees of Inmark Services, Inc. at an exercise price of $1.12, and 6,250 options granted on November 27, 1995 to a new employee in connection with his employment. Of the 225,000

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1998 and 1997

                  options, 112,500 options were immediately exercisable and the balance become exercisable on the second anniversary of the grant date. Due to an employee termination, 625 of the 62,500 options granted on September 29, 1995 were canceled and the remaining 61,875 options are immediately exercisable. The 6,250 options granted to the new employee become exercisable on the second anniversary of the grant date.

             (B) Represents 375,000 options granted on May 7, 1996 to three executive officers of the Company at an exercise price of $1.20 per share; 25,000 options granted on May 20, 1996 to other employees at an exercise price of $1.20 and 6,250 options granted to each of three new employees in connection with their employment on October 1, 1996, January 2, 1997 and February 10, 1997 at an exercise price of $2.80, $3.60 and $4.40, respectively. Of the 375,000 options, 125,000 options are immediately exercisable and the balance become exercisable in two equal installments commencing on the first and second anniversary of the grant date. Of the 25,000 options granted on May 20, 1996, options to purchase 6,250 shares of common stock are immediately exercisable and the balance become exercisable in three equal installments commencing on the first, second and third anniversary of the grant date. The 6,250 options granted to each of the new employees become exercisable on the first anniversary of each employee's continued employment.

             (C) Represents options granted on May 1, 1997 to purchase 13,750 shares at an exercise price of $4.00 to the Company's two outside directors; 375,000 options granted on May 2, 1997 to three executive officers of the Company at an exercise price of $4.00 per share; 13,500 options granted on May 2, 1997 to other employees at an exercise price of $4.00 per share; 12,500 options granted on September 16, 1997 to two new employees in connection with their employment at an exercise price of $4.30; 187,500 options granted on March 24, 1998 to three executive officers of the Company and 25,000 options to other employees at an exercise price of $5.60 per share. Of the 13,750 options, options to purchase 6,875 shares of common stock are immediately exercisable with the balance exercisable on the first anniversary of the date of grant. The 375,000 options become exercisable in three equal installments commencing on the first, second and third anniversary of the grant date. The 13,500 options become exercisable on the first anniversary of the grant date. The 12,500 options became exercisable immediately. Of the 187,500 options and the 25,000 options, one-third are immediately exercisable and the balance become exercisable in two equal installments on the first and second anniversary of the date of grant.

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1998 and 1997

             (ii) Warrants
                  --------

             Concurrent with the 1992 public offering of the Company's common stock, the Company issued a total of 1,265,000 Class A warrants and 1,265,000 Class B warrants. Each of the Class A warrants entitled the holder to purchase one share of the Company's common stock and one Class B warrant for $7.85 until October 20, 1997. In addition, at March 31, 1996 and 1997, a total of 31,500 warrants previously granted with terms identical to those of the aforementioned Class A warrants were outstanding and as at October 20, 1997, these warrants and all of the Class A and Class B warrants remained unexercised as to their underlying right to purchase share of the Company's common stock. Accordingly, on October 20, 1997 all of the aforementioned warrants expired and the Company is no longer reserving the previously reserved 3,858,000 shares for their exercise.

             Other warrants to purchase shares of the Company's common stock are as follows:

                                       Warrant price
                                         Per share     Outstanding  Exercisable
                                       -------------   -----------  -----------
             Balance at April 3, 1995       $0.80         750,000       375,000

             Became exercisable                -             -         187,500
             Granted (A)                    $0.87         125,000      125,000
             Granted (B)                    $1.12         102,364      102,364
             Granted (C)                    $0.60         152,500      152,500
                                         ----------     ---------    ---------
             Balance at March 31, 1996   $0.60-1.12     1,129,864      942,364

             Became exercisable                -            -          187,500
             Exercised                         -         (343,750)    (343,750)
             Canceled (D)                      -         (250,000)    (250,000)
                                         ----------     ---------    ---------
             Balance at March 31, 1997   $0.60-1.12       536,114      536,114

             Granted (E)                    $4.00          75,000       75,000
             Exercised                         -         (218,750)    (218,750)
                                         ----------     ---------   ----------
             Balance March 31, 1998      $0.60-4.00       392,364      392,364
                                         ==========     =========    =========

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1998 and 1997


             (A) Granted on April 25, 1995, to two directors of the Company in connection with their guarantee of the performance obligations of Inmark Services, Inc. pursuant to its then effective factoring agreement, and are immediately exercisable.

             (B) Granted on September 29, 1995 to the shareholders of Inmark Services, Inc. on completion of the Merger and are immediately exercisable.

             (C) Granted on April 25, 1995 to Factor pursuant to the then effective Inmark Services, Inc factoring agreement, and are immediately exercisable.

             (D) Concurrently with the resignations, on February 25, 1997 and March 3, 1997, respectively of two directors of the Company, warrants to purchase 250,000 shares of the Company's common stock were returned to the Company and 62,500 shares of the Company's common stock which previously had been issued on exercise of warrants at prices of $1.00 and $1.07 per share were repurchased by the Company for $53,500, the aggregate amount of the proceeds received by the Company when the 62,500 warrants were initially exercised.

             (E) On May 1, 1997, concurrent with the Company entering into a financial advisory services agreement with an investment banking firm with which a new director is associated, the Company issued immediately exercisable warrants to purchase 37,500 shares of the Company's common stock at an exercise price of $4.00 to each of the new director and another associate of the investment banking firm.


             Prior to April 1, 1996, the Company accounted for its stock options and warrants issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1998 and 1997

             stock option and warrant grants made in Fiscal1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 in accounting for its stock-based awards and, accordingly, no compensation cost has been recognized for its stock options and warrants in the financial statements.

             Had the Company determined compensation cost based on the fair value at the grant date for its stock options and warrants under SFAS No. 123, the Company's net income and net income per share for fiscal 1998, 1997 and 1996 would have been as follows:




                                           Fiscal 1998    Fiscal 1997    Fiscal 1996
                                           ------------  -------------   ------------
             Net income:
                          As reported      $ 2,279,000   $ 2,290,000     $  968,000
                          Pro forma          2,023,000     2,277,000        961,000

             Basic income per share:
                          As reported      $      0.63   $      0.64     $     0.47
                          Pro forma               0.56          0.64           0.46

             Diluted income per share:
                          As reported      $      0.50   $      0.51     $     0.38
                          Pro forma               0.44          0.51           0.37

             However, such pro forma net income reflects only options and warrants granted in fiscal 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options and warrants under SFAS No. 123 is not reflected in the pro forma net income amounts for fiscal 1997 and fiscal 1996 discussed above because compensation cost is reflected over the options' and warrants' vesting periods of up to 10 years and compensation cost of options and warrants granted prior to April 1, 1995 is not considered.

             The per share weighted-average fair value of stock options and warrants granted on their respective date of grant using the modified Black Scholes option-pricing model and their related weighted-average assumptions are as follows:

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1998 and 1997


                                            Fiscal 1998          Fiscal 1997       Fiscal 1996
                                           --------------      ---------------   ---------------
             Risk-free interest rate               6.41 %              6.85  %           6.63  %
             Expected life - years                 6.07                6.91              6.98
             Expected volatility                     35 %                25  %             25  %
             Expected dividend yield                  0 %                 0  %              0  %


             Fair value                           $2.04               $1.30             $0.96

(8)      Income Taxes
         ------------

         The  Company  and  its  subsidiaries,   which  are  wholly-owned,  file
         consolidated Federal income tax returns.

         The components of income tax expense (benefit) for the years ended March 31, 1998, 1997 and 1996 are as follows:


                                       March 31, 1998           March 31, 1997             March 31, 1996
                                 ------------------------  -----------------------    -----------------------
         Current:
            State and local     $    129,954              $    242,209               $   18,606
            Federal                  256,139      386,093       40,000    282,209        17,313      35,919
                                  ----------                ----------                 ---------

         Deferred:
            Federal                               913,907                (442,133)                 (542,080)
                                                ---------                --------                 ---------
                                               $1,300,000               $(159,924)                $(506,161)
                                                =========                ========                 =========

         The difference between the provision for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) attributable to income before income tax for the years ended March 31, 1998, 1997 and 1996 are as follows:



                                                           Rate
                                                ---------------------------
                                                 1998      1997       1996
                                                ------    ------     ------

         Statutory Federal income tax            34.0%     34.0%      34.0%
         State and local taxes net of
           Federal benefit                        5.1       6.6        2.7
         Items not deductible, primarily
           certain merger expenses in
           1996 and amortization of goodwill      0.5       0.4       10.3
         Valuation allowance adjustment                   (48.8)    (156.3)
         Other                                    -         0.3       (0.4)
                                                 ----      ----     ------
         Effective tax rate                      36.3%     (7.5)%   (109.7)%

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1998 and 1997


         The  tax  effects  of  temporary   differences  between  the  financial
         reporting and tax basis of assets and liabilities that are included in net deferred tax assets are as follows:




                                                    March 31,        March 31,
                                                      1998             1997
                                                 -------------     -----------


         Deferred tax assets

         Goodwill, principally due to excess of
            book amortization                      $    104,616          69,744
             Net operating loss carryforwards               -           654,133
             Note receivable write-off                      -           428,000
             AMT credit                                     -            40,000
                                                    -----------      ----------
              Deferred tax assets                       104,616       1,191,877
                                                    -----------      ----------

         Deferred tax liabilities

         Furniture, fixtures and equipment,
            principally due to differences in
            depreciation                                 21,174             -
                                                    -----------      ----------
              Deferred tax liabilities                   21,174             -
                                                    -----------      ----------

         Net deferred tax assets                         83,442       1,191,877

         Less valuation allowance                           -           109,744
                                                    -----------      ----------
              Net deferred tax asset               $     83,442       1,082,133
                                                    ===========      ==========

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the period for which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of approximately 83,442 of these deductible differences and thus a valuation allowance is not deemed necessary for this amount of deferred tax assets at March 31, 1998.

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1998 and 1997


         The decreases of approximately $110,000 and $550,000 in the valuation allowance from March 31, 1997 to March 31, 1998, and March 31, 1996 to March 31, 1997, respectively, were attributable principally to a change in management's judgment about the realizability of deferred tax assets in future years and to utilization of a portion of the net operating loss carryforward to offset taxable income for the year ended March 31, 1998.


(9)      Significant Customers
         ---------------------

         During the year ended March 31, 1998, the Company had one client which, before and after giving effect to the Acquisition, accounted for approximately 34.4% and 24.5%, respectively, of its revenues. During the year ended March 31, 1997 and 1996, the same client represented 48.9% and 51.6%, respectively, of revenues and in those same years another client represented 17.7% and 21.1%, respectively, of revenues.


(10)     Employee Benefit Plan
         ---------------------

         During the year ended March 31, 1997, the Company adopted a savings plan available to substantially all salaried employees and intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Pursuant to the 401(k) Plan, employees may contribute up to 15% of their eligible compensation not in excess of $10,000 and the Company at its sole discretion may from time to time make a discretionary matching contribution as it deems advisable. For the years ended March 31, 1998 and 1997, the Company has charged approximately $66,000 and $32,000 to expense as a matching employer contribution.


(11)     Commitments
         -----------

         Employment Agreements
         ---------------------

         The Company has entered into four year employment agreements with three of its officers which at March 31, 1998 provide for base salaries in the aggregate amount of $750,000 per year through September 29, 2001 and a covenant not to compete. In connection with the Acquisition, Optimum has entered into four year employment contracts with seven of its management personnel which at March 31, 1998 provide for base salaries in the aggregate amount of $1,042,000 and a covenant not to compete.

                   INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1998 and 1997

(12)     Recent Accounting Developments
         ------------------------------

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards of related disclosures about products and services, geographic areas and major customers. Both standards will be adopted by the Company during the first quarter of fiscal 1999 and are not expected to have material effects on its financial position and results of operations.


(13)     Subsequent Events
         -----------------

         (i) Stock Dividend
             --------------

             On May 4, 1998, the Company declared a five-for-four stock split of its outstanding common stock effected in the form of a twenty-five percent stock dividend. Stockholders of record as of May 14, 1998 receive one additional share of stock for each four shares owned on that date, payable on June 14, 1998.

Item 9.  Changes in and  Disagreements  with  Accountants  on Accounting and
------   -------------------------------------------------------------------
         Financial Disclosure.
         --------------------

         Not Applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Company.
-------  -----------------------------------------------

         Pursuant to the Company's by-laws, Directors are elected to a one-year term of office by the stockholders of the Company at its annual meeting.

         Information regarding the Directors and Executive Officers of the Company is listed in the following table:

                                      Positions with the Company and Principal
                                      Occupation or Employment during the past
                              Age     Five Years                                            Director Since
Paul A. Amershadian           50      Executive Vice President-Marketing and                    1996
                                      Sales of the Company  since  September 29,
                                      1995  and  of  the  Company's   respective
                                      predecessors,  Spar and Meadows, from 1986
                                      to September  29,  1995;  Secretary of the
                                      Company since  October 16, 1996;  Director
                                      of the Company since May 1996.

John P. Benfield              47      Director, President and Chief Executive Officer           1995
                                      of the Company since September 29, 1995;
                                      Chairman of the Board of the Company since
                                      October 16, 1996; Executive Vice President
                                      of Operations of both Spar and Meadows, the
                                      Company's respective predecessors, from 1988
                                      to September 29, 1995.

Donald A. Bernard             65      Director, Executive Vice President and Chief              1995
                                      Financial Officer of the Company since
                                      September 29, 1995; Executive Vice President
                                      of Finance of both Spar and Meadows, the
                                      Company's respective predecessors, from 1990
                                      to September 29, 1995.

Herbert M. Gardner            58      Director of the Company since May 1, 1997;                1997
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
                                      Network, Inc.; TGC Industries, Inc.; The
                                      Western Systems Corp.; Hirsch International
                                      Corp. and Chase Packaging, Inc.

Joseph S. Hellman             67      Director of the Company since May 1, 1997;                1997
                                      Partner in the law firm of Kronish, Lieb, Weiner
                                      & Hellman LLP since 1963.

Thomas E. Lachenman           47      Director of the Company since March 31, 1998;             1998
                                      President and Chief Executive Officer of
                                      Optimum Group, Inc., formerly known as
                                      OG Acquisition Corp, since March 31, 1998;
                                      President and Chief Executive Officer of the predecessor
                                      Optimum Group, Inc. from 1972 to March 31, 1998.


Item 11. Executive Compensation.
-------   ----------------------

         Information required by this item is contained in the section "Executive Compensation" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is hereby incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

         Information required by this item is contained in the sections entitled "Election of Directors" and "Security Ownership and Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is hereby incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

         Information required by this item is contained in the section entitled "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is hereby incorporated herein by reference.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------  ---------------------------------------------------------------

         (a) The following documents are filed as part of this Report.

            1. Financial Statements:
               --------------------


                                                                                                          Page
                                                                                                          ----
                       Index to Financial Statements.                                                      20
                          Consolidated Financial Statements of Inmark Enterprises, Inc.
                              Independent Auditors' Report                                                 21
                              Consolidated Balance Sheets as of March 31, 1998 and 1997                    22
                              Consolidated Statements of Operations for the years ended
                                  March 31, 1998, 1997 and 1996                                            23
                              Consolidated Statement of Stockholders' Equity
                                  for the three years ended March 31, 1998                                 24
                              Consolidated Statements of Cash Flows for the years ended
                                  March 31, 1998, 1997 and 1996                                            25
                              Notes to Consolidated Financial Statements                                   26

            2.  Financial Statement Schedules:
                -----------------------------

                No financial statement schedules are provided herein because they are not required or not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

            3. Exhibits:
               --------
               Exhibit
               Number         Description of Exhibits.
               -------        -----------------------

               2.1 Asset Purchase Agreement, dated as of December 8, 1998, by and among OG Holding Corporation (formerly known as Optimum Group, Inc.), James H. Ferguson, Michael J. Halloran, Christina M. Heile, David E. Huddleston, Thomas E. Lachenman, Thomas
                              L. Wessling, Optimum Group, Inc. (formerly known as OG Acquisition Corp.) and Inmark Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Report on Form 8-K dated March 31, 1998, File No. 000-20394, initially filed with the Securities and Exchange Commission on April 13, 1998).

               2.2 Amendment No. 1 to the Asset Purchase Agreement, dated as of March 31, 1998 (incorporated by reference to Exhibit 2.2 to the Registrant's Report on Form 8-K dated March 31, 1998, File No. 000-20394, initially filed with the Securities and Exchange Commission on April 13, 1998).

               3.1 Certificate of Incorporation, as amended, of the Registrant (incorporated by reference to Exhibit
                              3.1 to the Registrant's Registration Statement on Form S- 1, File No. 33-47932, initially filed with the Securities and Exchange Commission on May 14,
                              1992).

               3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, File No. 33-47932, initially filed with the Securities and Exchange Commission on May 14, 1992).

               10.1 Health Image Media, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, File No. 33-47932, initially filed with the Securities and Exchange Commission on May 14,
                              1992).

               10.2 Employment Agreement dated September 29, 1995 between Registrant and John P. Benfield (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

               10.3 Employment Agreement dated September 29, 1995 between the Registrant and Donald A. Bernard (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

               10.4 Employment Agreement dated September 29, 1995 between Registrant and Paul A. Amershadian (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

               10.5 Promissory Note and Pledge Agreement dated January 10, 1996 between Inmark Services, Inc. and Paul A. Amershadian (incorporated by reference to Exhibit
                              10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

               10.6 First Amendment to Employment Agreement dated May 2, 1997 between the Registrant and John P.
                              Benfield  (incorporated  by  reference  to Exhibit
                              10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, initially filed with the Securities and Exchange Commission on June 27, 1997).

               10.7 First Amendment to Employment Agreement dated May 2, 1997 between the Registrant and Donald A. Bernard (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, initially filed with the Securities and Exchange Commission on June 27, 1997).

               10.8 First Amendment to Employment Agreement dated May 2, 1997 between the Registrant and Paul A. Amershadian (incorporated by reference to Exhibit
                              10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, initially filed with the Securities and Exchange Commission on June 27, 1997).

               10.9           Promissory  Note,  dated  April  7,  1997,  in the
                              principal amount of $25,000, by Paul A. Amershadian in favor of Inmark Services, Inc. (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, initially filed with the Securities and Exchange Commission on June 27, 1997).

               10.10 Amendment to Pledge Agreement, dated as of April 7, 1997, between Paul A. Amershadian and Inmark Services, Inc. (incorporated by reference to
                              Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, initially filed with the Securities and Exchange Commission on June 27, 1997).

               10.11 Escrow Agreement, dated as of March 31, 1998 by and among OG Holding Corporation, formerly known as Optimum Group, Inc., Electing Small Business Trust f/b/o James H. Ferguson, Electing Small Business Trust f/b/o Michael J. Halloran, Electing Small Business Trust f/b/o Christina M. Heile,
                              Electing Small Business Trust f/b/o David E. Huddleston, Electing Small Business Trust f/b/o Thomas E. Lachenman, Electing Small Business Trust f/b/o Roderick S. Taylor, Electing Small Business Trust f/b/o Thomas L. Wessling, Steven Clements, Kimberly Longshore, Terry Steding, Optimum Group, Inc., formerly known as OG Acquisition Corp., Inmark Enterprises, Inc., and Kronish, Lieb, Weiner & Hellman LLP (incorporated by reference to
                              Exhibit 2.3 to the Registrant's Report on Form 8-K dated March 31, 1998, File No. 000-20394, initially filed with the Securities and Exchange Commission on April 13, 1998).

               10.12 Loan Agreement, dated as of March 31, 1998, by and among PNC Bank, National Association, Inmark Enterprises, Inc., Inmark Services, Inc., and Optimum Group, Inc. (formerly OG Acquisition Corp.) (incorporated by reference to Exhibit 99.2 to the Registrant's Report on Form 8-K dated March 31, 1998, File No. 000-20394, initially filed with the Securities and Exchange Commission on April 13, 1998).

               10.13 Guaranty, dated as of March 31, 1998, by Inmark Enterprises, Inc. in favor of PNC Bank, National Association (incorporated by reference to Exhibit
                              99.3 to the Registrant's Report on Form 8-K dated March 31, 1998, File No. 000- 20394, initially filed with the Securities and Exchange Commission on April 13, 1998).

               10.14 Pledge Agreement, dated as of March 31, 1998, by Inmark Enterprises, Inc., Inmark Services, Inc. and Optimum Group, Inc. (formerly OG Acquisition Corp.) in favor of PNC Bank, National Association (incorporated by reference to Exhibit 99.4 to the Registrant's Report on Form 8-K dated March 31, 1998, File No. 000-20394, initially filed with the Securities and Exchange Commission on April 13,
                              1998).

               10.15 Security Agreement, dated as of March 31, 1998, by Inmark Enterprises, Inc., Inmark Services, Inc. and Optimum Group, Inc. (formerly OG Acquisition Corp.) in favor of PNC Bank, National Association (incorporated by reference to Exhibit 99.5 to the Registrant's Report on Form 8-K dated March 31, 1998, File No. 000-20394, initially filed with the Securities and Exchange Commission on April 13,
                              1998).

               21             Subsidiaries of the Registrant

               23             Consent of Independent Auditors

               27             Financial Data Schedule



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

                                INMARK ENTERPRISES, INC.


                                By: /s/ Donald A. Bernard
                                    ---------------------
                                        Donald A. Bernard
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                         Accounting Officer)

                                Dated:  June 12, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

    Signature and Title                          Signature and Title


By:/s/ John P. Benfield                       By:/s/ Donald A. Bernard
   --------------------                          ---------------------
       John P. Benfield                              Donald A. Bernard
       President and Chief Executive Officer         Executive Vice President
       and Director                                  and Chief Financial Officer
       (Principal Executive Officer)                 and Director
                                                     (Principal Financial and
                                                      Accounting Officer)

Dated: June 12, 1998                          Dated: June 12, 1998


By:/s/ Paul A. Amershadian                    By:/s/ Herbert M. Gardner
   -----------------------                       ----------------------
       Paul A. Amershadian                           Herbert M. Gardner
       Executive Vice President - Marketing          Director
       and Sales and Director

Dated: June 12, 1998                          Dated: June 12, 1998


By:/s/ Joseph S. Hellman                      By:/s/ Thomas E. Lachenman
   ---------------------                         -----------------------
       Joseph S. Hellman                             Thomas E. Lachenman
       Director                                      Director

Dated: June 12, 1998                          Dated: June 12, 1998

                                  EXHIBIT INDEX


         Exhibit
         Number               Description of Exhibits.
         -------              -----------------------

         2.1 Asset Purchase Agreement dated as of December 8, 1998, by and among OG Holding Corporation (formerly known as Optimum Group, Inc.), James H. Ferguson, Michael J. Halloran, Christina, M. Heile, David E. Huddleston, Thomas E. Lachenman, Thomas L. Wessling, Optimum Group, Inc. (formerly known as OG Acquisition Corp.) and Inmark Enterprises, Inc. (incorporated by reference to
                              Exhibit 2.1 to the Registrant's Report on Form 8-K dated March 31, 1998, File No. 000-20394, initially filed with the Securities and Exchange Commission on April 13, 1998).

         2.2 Amendment No. 1 to the Asset Purchase Agreement, dated as of March 31, 1998 (incorporated by reference to Exhibit 2.2 to the Registrant's Report on Form 8-K dated March 31, 1998, File No. 000-20394, initially filed with the Securities and Exchange Commission on April 13, 1998).

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

         10.1 Health Image Media, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, File No. 33-47932, initially filed with the Securities and Exchange Commission on May 14,
                              1992).

         10.2 Employment Agreement dated September 29, 1995 between Registrant and John P. Benfield (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

         10.3 Employment Agreement dated September 29, 1995 between the Registrant and Donald A. Bernard (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

         10.4 Employment Agreement dated September 29, 1995 between the Registrant and Paul A. Amershadian (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10- K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

         10.5 Promissory Note and Pledge Agreement dated January 10, 1996 between Inmark Services, Inc. and Paul A. Amershadian (incorporated by reference to Exhibit
                              10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

         10.6 First Amendment to Employment Agreement dated May 2, 1997 between the Registrant and John P.
                              Benfield  (incorporated  by  reference  to Exhibit
                              10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, initially filed with the Securities and Exchange Commission on June 27, 1997).

         10.7 First Amendment to Employment Agreement dated May 2, 1997 between the Registrant and Donald A. Bernard (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, initially filed with the Securities and Exchange Commission on June 27, 1997).

         10.8 First Amendment to Employment Agreement dated May 2, 1997 between the Registrant and Paul A. Amershadian (incorporated by reference to Exhibit
                              10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, initially filed with the Securities and Exchange Commission on June 27, 1997).

         10.9                 Promissory  Note,  dated  April  7,  1997,  in the
                              principal amount of $25,000, by Paul A. Amershadian in favor of Inmark Services, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, initially filed with the Securities and Exchange Commission on June 27, 1997).

         10.10 Amendment to Pledge Agreement, dated as of April 7, 1997, between Paul A. Amershadian and Inmark Services, Inc. (incorporated by reference to
                              Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, initially filed with the Securities and Exchange Commission on June 27, 1997).

         10.11 Escrow Agreement, dated as of March 31, 1998 by and among OG Holding Corporation, formerly known as Optimum Group, Inc., Electing Small Business Trust f/b/o James H. Ferguson, Electing Small Business Trust f/b/o Michael J. Halloran, Electing Small Business Trust f/b/o Christina M. Heile,
                              Electing Small Business Trust f/b/o David E. Huddleston, Electing Small Business Trust f/b/o Thomas E. Lachenman, Electing Small Business Trust f/b/o Roderick S. Taylor, Electing Small Business Trust f/b/o Thomas L. Wessling, Steven Clements, Kimberly Longshore, Terry Steding, Optimum Group, Inc., formerly known as OG Acquisition Corp., Inmark Enterprises, Inc., and Kronish, Lieb, Weiner & Hellman LLP (incorporated by reference to
                              Exhibit 2.3 to the Registrant's Report on Form 8-K dated March 31, 1998, File No. 000-20394, initially filed with the Securities and Exchange Commission on April 13, 1998).

         10.12 Loan Agreement, dated as of March 31, 1998, by and among PNC Bank, National Association, Inmark Enterprises, Inc., Inmark Services, Inc., and Optimum Group, Inc. (formerly OG Acquisition Corp.) (incorporated by reference to Exhibit 99.2 to the Registrant's Report on Form 8-K dated March 31, 1998, File No. 000-20394, initially filed with the Securities and Exchange Commission on April 13, 1998).

         10.13 Guaranty, dated as of March 32, 1998, by Inmark Enterprises, Inc. in favor of PNC Bank, National Association (incorporated by reference to Exhibit
                              99.3 to the Registrant's Report on Form 8-K dated

                              March 31, 1998, File No. 000-20394, initially filed with the Securities and Exchange Commission on April 13, 1998).

         10.14 Pledge Agreement, dated as of March 31, 1998, by Inmark Enterprises, Inc., Inmark Services, Inc. and Optimum Group, Inc. (formerly OG Acquisition Corp.) in favor of PNC Bank, National Association (incorporated by reference to Exhibit 99.4 to the Registrant's Report on Form 8-K dated March 31, 1998, File No. 000-20394, initially filed with the Securities and Exchange Commission on April 13,
                              1998).

         10.15 Security Agreement, dated March 31, 1998, by Inmark Enterprises, Inc., Inmark Services, Inc. and Optimum Group, Inc. (formerly OG Acquisition Corp.) in favor of PNC Bank, National Association (incorporated by reference to Exhibit 99.5 to the Registrant's Report on Form 8-K dated March 31, 1998, File No. 000-20394, initially filed with the Securities and Exchange Commission on April 13,
                              1998).

         21                   Subsidiaries of the Registrant.

         23                   Consent of Independent Auditors.

         27                   Financial Data Schedule