Form 10-Q
period 1998-06-30
INMARK ENTERPRISES INC
filed 1998-08-07
CIK 886475

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
_x_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                                        OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________  to __________

                         Commission file number 0-20394

                            INMARK ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                        06-1340408
    ------------------------------                       --------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification Number)

    One Plaza Road
    Greenvale, New York                                      11548
   ---------------------------------------                  --------
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

                  Yes _x_   No ___

On August 6, 1998, 4,480,326 shares of the Registrant's Common Stock, par value $.001 a share, were outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                      INDEX
                                      -----

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                                                                                              Page
                                                                                              ----
PART I - FINANCIAL INFORMATION
------------------------------
Item 1.           Consolidated Financial Statements of Inmark Enterprises, Inc. (Unaudited)

                  Consolidated Balance Sheets - June 30, 1998 and March 31, 1998               4

                  Consolidated Statements of Operations - Three month periods ended
                  June 30, 1998 and June 30, 1997                                              5

                  Consolidated Statement of Stockholders' Equity - Three month period ended
                  June 30, 1998                                                                6

                  Consolidated Statements of Cash Flows - Three month periods ended
                  June 30, 1998 and June 30, 1997                                              7

                  Notes to Unaudited Consolidated Financial Statements                         8

Item 2.           Management's Discussion and Analysis of Financial Condition and              9
                  Results of Operations


PART II - OTHER INFORMATION                                                                   13
---------------------------

Items 1-5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

             (a) Exhibits.

                  Exhibit No.                                 Description of Exhibit
                  ----------                                  ----------------------
                  10.1                                        Lease Agreement dated June 16, 1998 by and
                                                              between 415 Northern Blvd. Realty Corp. and
                                                              Inmark Services, Inc. (incorporated herein by
                                                              reference to Exhibit 10.1 to the Registrant's
                                                              Registration Statement on Form S-3, File No.
                                                              333-60157, initially filed with the Securities and
                                                              Exchange Commission on July 30, 1998).

                  27                                          Financial Data Schedule









             (b) Reports on Form 8-K.

       (i) On April 13, 1998, the Registrant filed a report on Form 8-K announcing the March 31, 1998 completion of the Optimum Acquisition. Financial statements for OG Holding Corporation (formerly known as Optimum Group, Inc.), the seller of the Optimum business, for the years ended December 31, 1997 and 1996 were filed as part of the report on Form 8-K.

       (ii) On June 8, 1998, the Registrant filed a report on Form 8K/A amending the report on Form 8-K filed on April 13, 1998. A pro forma combined income statement relating to the Optimum Acquisition was filed as part of the report on Form 8-K/A.

SIGNATURES
----------                                                                                    14

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                            INMARK ENTERPRISES, INC.
                           Consolidated Balance Sheets
                        June 30, 1998 and March 31, 1998

                                                                             June 30, 1998                       March 31, 1998*
                                                                            ---------------                      ---------------
                                                                               (Unaudited)

                                Assets
Current assets:
    Cash and cash equivalents                                               $     1,023,719                           1,459,909
    Contract receivables                                                         15,550,065                          10,933,241
    Deferred tax asset                                                               83,442                              83,442
    Prepaid taxes                                                                         -                             452,291
    Prepaid expenses and other current assets                                       288,078                             163,042
                                                                              -------------                      --------------
           Total current assets                                                  16,945,304                          13,091,925
                                                                              -------------                      --------------

Furniture, fixtures and equipment, at cost                                        1,085,965                           1,006,779
Less accumulated depreciation                                                       231,732                             191,522
                                                                              -------------                      --------------
                                                                                    854,233                             815,257
                                                                              -------------                      --------------

Notes receivable from officer                                                       225,000                             225,000
Goodwill, net                                                                    16,334,637                          16,534,950
Deferred financing costs                                                            118,275                             124,500
Other assets                                                                         75,410                              26,757
                                                                              -------------                      --------------
           Total assets                                                     $    34,552,859                          30,818,389
                                                                              =============                      ==============

                 Liabilities and Stockholders' Equity
 Current liabilities:
    Accounts payable                                                        $     1,129,737                           1,601,751
    Accrued job costs                                                            11,569,509                           8,335,745
    Accrued compensation                                                            243,050                             314,876
    Other accrued liabilities                                                       224,263                             298,791
    Accrued taxes payable                                                           247,788                              94,260
                                                                              -------------                      --------------
           Total current liabilities                                             13,414,347                          10,645,423
                                                                              -------------                      --------------

Notes payable bank - long term                                                    7,000,000                           7,000,000
Subordinated notes payable - long term                                            2,500,000                           2,500,000
                                                                              -------------                      --------------
           Total liabilities                                                     22,914,347                          20,145,423

Stockholders' equity:
    Class A convertible preferred stock, par value $.001;
         authorized 650,000 shares; none issued and  outstanding                          -                                   -
    Class B convertible preferred stock, par value $.001;
         authorized 700,000 shares; none issued and outstanding                           -                                   -
    Preferred stock, undesignated; authorized 3,650,000
        shares; none issued and outstanding                                               -                                   -
    Common stock, par value $.001; authorized 25,000,000
        shares; issued and outstanding 4,475,326 shares                               4,475                               4,475
    Additional paid-in capital                                                    5,131,896                           5,131,896
    Retained earnings                                                             6,502,141                           5,536,595
                                                                              -------------                      --------------
           Total stockholders' equity                                            11,638,512                          10,672,966
                                                                              -------------                      --------------
           Total liabilities and stockholders' equity                       $    34,552,859                          30,818,389
                                                                              =============                      ==============

* The consolidated balance sheet as of March 31, 1998 has been summarized from the Company's audited balance sheet as of that date.

See accompanying notes to unaudited consolidated financial statements.



                            INMARK ENTERPRISES, INC.
                      Consolidated Statements of Operations
                    Three Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                          1998                     1997
                                                                    -----------------        ---------------


Sales                                                               $      12,251,770              5,918,887
Direct expenses                                                             8,293,204              4,034,636
                                                                      ---------------        ---------------

      Gross profit                                                          3,958,566              1,884,251
                                                                      ---------------        ---------------


Salaries                                                                    1,073,422                686,707
Selling, general and administrative expense                                 1,105,962                475,011
                                                                      ---------------        ---------------

      Total operating expenses                                              2,179,384              1,161,718
                                                                      ---------------        ---------------

      Operating income                                                      1,779,182                722,533

Interest expense (income), net                                                170,636                (39,794)
                                                                      ---------------        ---------------

Income before income taxes                                                  1,608,546                762,327
Provision for income taxes                                                    643,000                200,256
                                                                      ---------------        ---------------


      Net income                                                    $         965,546                562,071
                                                                      ===============        ===============


Net income per common and common equivalent share:

Basic                                                               $            .22      $            .16
                                                                     ===============       ===============

Diluted                                                             $            .17      $            .13
                                                                     ===============       ===============


Weighted average number of common and common equivalent shares outstanding:

Basic                                                                      4,475,326             3,544,688
                                                                     ===============       ===============

Diluted                                                                    5,709,198             4,449,888
                                                                     ===============       ===============

Reconciliation of the net income available to common shareholders for the computation of diluted income per share is as follows:


Net income available to common shareholders on both a
   basic and diluted basis                                                   965,546              562,071

Reconciliation of weighted average shares used for basic and diluted computation is as follows:


Weighted average shares - basic                                            4,475,326            3,544,688

Dilutive effect of options and warrants                                    1,233,872              905,200
                                                                     ---------------       --------------

Weighted average shares - diluted                                          5,709,198            4,449,888
                                                                     ===============       ==============

See accompanying notes to unaudited consolidated financial statements.



                            INMARK ENTERPRISES, INC.
                 Consolidated Statement of Stockholders' Equity
                        Three Months Ended June 30, 1998
                                   (Unaudited)

                                                                                                                         Total
                                                 Common Stock                      Additional          Retained        Stockholders'
                                               par value $.001                      Paid-in            Earnings          Equity
                                                                                    Capital
                               --------------------------------------------      -------------       -------------   --------------
                                      Shares                  Amount
                               ---------------------    ------------------

Balance, March 31, 1998                    4,475,326    $            4,475      $   5,131,896       $   5,536,595   $   10,672,966

Net income                                         -                     -                  -             965,546          965,546
                               ---------------------    ------------------      -------------       -------------   --------------

Balance, June 30, 1998                     4,475,326    $            4,475      $   5,131,896       $   6,502,141   $   11,638,512
                               =====================    ==================      =============       =============   ==============










See accompanying notes to unaudited consolidated financial statements.



                            INMARK ENTERPRISES, INC.
                      Consolidated Statements of Cash Flows
                    Three Months Ended June 30, 1998 and 1997
                                   (Unaudited)
                                                                                               1998                  1997
                                                                                        -------------------   -------------------


Cash flows from operating activities:
    Net income                                                                           $         965,546              562,071
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                                              264,874               82,445
        Deferred income taxes                                                                            -               44,256
        Changes in operating assets and liabilities:
           Increase in contracts receivable                                                     (4,616,824)          (1,073,469)
           (Increase) decrease in prepaid expenses and other assets                               (173,689)             171,745
           Decrease in prepaid taxes                                                               452,291                    -
           Decrease in accounts payable                                                           (472,014)            (203,336)
           Increase in accrued job costs                                                         3,233,764              667,261
           (Decrease) increase in other accrued liabilities                                        (74,528)              52,248
           Increase in accrued taxes payable                                                       153,528                    -
           Decrease in accrued compensation                                                        (71,826)            (132,653)
                                                                                           ---------------      ---------------

           Net cash provided by (used in) operating activities                                    (338,878)             170,568
                                                                                           ---------------      ---------------

Cash flows from investing activities:
    Purchases of fixed assets                                                                      (79,186)              (6,018)
    Costs related to purchase of Optimum Group, Inc.                                               (18,126)                   -
                                                                                           ---------------      ---------------

           Net cash used in investing activities                                                   (97,312)              (6,018)
                                                                                           ---------------      ---------------

           Net (decrease) increase in cash                                                        (436,190)             164,550

Cash and cash equivalents at beginning of period                                                 1,459,909            1,712,751
                                                                                           ---------------      ---------------
Cash and cash equivalents at end of period                                               $       1,023,719            1,877,301
                                                                                           ===============      ===============

Supplemental disclosure:
    Interest paid during the period                                                      $         136,940                    -
                                                                                           ===============      ===============
    Income tax paid during the period                                                    $           1,536               53,888
                                                                                           ===============      ===============






See accompanying notes to unaudited consolidated financial statements.

                    Inmark Enterprises, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

                             June 30, 1998 and 1997



(1)      Basis of Presentation
         ---------------------

         The interim financial statements of Inmark Enterprises, Inc. (the "Company") for the three month periods ended June 30, 1998 and 1997 have been prepared without audit. In the opinion of management, such financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three month period ended June 30, 1998 is not necessarily indicative of the results for a full year.

         On March 31, 1998, Optimum Group, Inc. ("Optimum"), an indirect wholly-owned subsidiary of the Company, acquired all of the assets and the business and assumed certain of the liabilities of OG Holding Corporation, formerly known as Optimum Group, Inc. (the "Optimum Acquisition"). The Optimum Acquisition has been accounted for as a purchase by the Company as at March 31, 1998. Accordingly, the results of operations discussed below for the three month period ended June 30, 1998 reflect the consolidated operations of the Company including Optimum whereas the operations for the three month period ended June 30, 1997 are that of the Company excluding Optimum.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.


(2)      Earnings Per Share
         ------------------

         In February 1997, the FASB issued Statement 128, "Earnings Per Share". Statement 128 supersedes APB Opinion No 15, "Earnings Per Share" and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with the presentation of basic EPS and replaces fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997.

         Earnings per share of common stock for the three month period ended June 30, 1998 has been calculated according to the quidelines of Statement 128 and earnings per share of common stock for the three month period ended June 30, 1997 has been restated to conform with Statement 128. All earnings per share calculations have been adjusted for the five-for-four stock split paid in the form of a stock dividend June 15, 1998 to shareholders of record May 14, 1998.

         Basic earnings per share for the three month period ended June 30, 1998 has been computed by dividing net income for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share for the three month period ended June 30, 1998 has been computed by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding for the period, plus the assumed exercise of stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during the period. Stock options and warrants have been excluded from the calculation of diluted earnings per share in any period in which they would be antidilutive.


(3)      Unbilled Contracts in Progress
         ------------------------------

         Unbilled contracts in progress represents revenue recognized in advance of billings rendered based on work performed to date on certain contracts. Accrued job costs are also recorded for such contracts to properly match costs and revenue.


(4)      Income Taxes
         ------------

         The provision for income taxes for the three month period ended June 30, 1998 is based upon the Company's estimated effective tax rate for the year, whereas for the three month period ended June 30, 1997, the provision for income taxes included approximately $110,000 of deferred tax benefits arising from the reduction of the valuation allowance for deferred tax assets.


Item 2.          Management's Discussion and Analysis of Financial Condition and
                 ---------------------------------------------------------------
                 Results of Operations.
                 ---------------------

                  The following discussion compares the Company's consolidated (including Optimum) results of operations for the three month period ended June 30, 1998 to the Company's then consolidated (excluding Optimum) results of operations for the three month period ended June 30, 1997. The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.


Results of Operations

                  Sales. The Company's sales for the quarter ended June 30, 1998 were $12,252,000, inclusive of $3,246,000 of sales of Optimum, compared to the Company's sales of $5,919,000 for the prior year quarter ended June 30, 1997, an increase of $6,333,000 or 107%. Other than the increase in sales attributable to Optimum, the additional increase in sales resulted from the overall increase in contract projects in progress during the period compared to the contract projects in progress in the like prior year quarter.

                  Direct Expenses. Direct expenses for the quarter ended June 30, 1998 were $8,293,000, or 67.7% of sales, inclusive of $1,986,000 of direct expenses of Optimum, compared to $4,035,000, or 68.2% of sales, for the comparable prior year quarter, an increase of $4,258,000 or 105.6%. Other than the increase in direct expenses attributable to Optimum, the additional increase in the amount of direct expenses for the quarter ended June 30, 1998 principally relates to the comparative increase in sales for the period, whereas the decrease in direct expenses as a percentage of sales for the quarter ended June 30, 1998 was primarily the result of current Optimum client projects in the aggregate contributing a greater gross profit margin than the mix of the Company's projects during the comparable prior year quarter.

                  As a result of these changes in sales and direct expenses, gross profit for the quarter ended June 30, 1998 increased by $2,075,000 to $3,959,000 compared to the quarter ended June 30, 1997.

                  Operating Expenses. Operating expenses for the quarter ended June 30, 1998 increased by $1,018,000 to $2,179,000 compared to $1,162,000 for the quarter ended June 30, 1997. The increase in operating expenses for the quarter ended June 30, 1998 was primarily the result of (A) the inclusion of $741,000 of operating expenses of Optimum consisting of approximately (I) $338,000 in salaries, bonuses and related employee payroll expenses and (ii) $403,000 of selling, general and administrative expenses which included approximately $150,000 of amortization of goodwill and deferred financing costs associated with the Optimum Acquisition and (B) with respect to the Company, an increase of approximately $277,000 related primarily to the overall increase in the level of operations in the quarter ended June 30, 1998. With the inclusion of the operating expenses of Optimum and the related amortization of the costs related to the Optimum Acquisition, operating expenses as a percentage of sales, decreased to 17.8% compared to 19.6% for the prior year quarter ended June 30, 1997.

                  Interest Expense/Income. For the quarter ended June 30, 1998, the Company incurred net interest expense of approximately $171,000 on its bank borrowings and notes issued in conjunction with the Optimum Acquisition. For the comparable quarter of the prior fiscal year, the Company had earned interest income of approximately $40,000 from short term cash equivalent investments.

                  Provision For Income Taxes. Provisions for federal, state and local income taxes for the quarter ended June 30, 1998 were based upon the Company's estimated effective tax rate for the fiscal year. In comparison, for the prior year quarter ended June 30, 1997, provisions for federal, state and local income taxes were based upon the Company's effective tax rate for the fiscal year and included $110,000 of deferred tax benefits expected to be realized arising from the reduction of the valuation allowance for deferred tax assets.

                  Net Income. As a result of the items discussed above, net income for the quarter ended June 30, 1998 was $966,000 compared to net income of $562,000 for the comparable prior year quarter.

Liquidity and Capital Resources.

                  For the quarter ended June 30, 1998, all of the Company's activities were funded with existing working capital without the need to further utilize amounts available under its revolving credit bank line. At June 30, 1998, the Company had cash and cash equivalents totaling $1,024,000 and working capital of $3,531,000 compared to cash and cash equivalents of $1,460,000 and working capital of $2,447,000 at March 31, 1998. Stockholders' equity increased to $11,639,000 as a result of the Company's net income for the quarter ended June 30, 1998.

                  For the quarter ended June 30, 1998, cash used in operating activities amounted to $339,000, cash used to purchase fixed assets totaled $79,000 and additional cash used related to the Optimum Acquisition amounted to $18,000, thereby resulting in a decrease in cash of $436,000.

                  The Company believes that its current working capital position, together with the current unused amount available under its revolving credit bank line, is sufficient to support its existing and anticipated levels of operation and that its working capital will continue to increase as the Company continues to maintain profitable operations, thereby negating the need for additional external financing. To the extent that the Company should be required to seek external equity or additional debt financing, there can be no assurance that the Company will be able to obtain any such additional funding.


Other Matters.

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

Forward-Looking Statements.

                  This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward- looking statements. Factors that could cause actual results to differ materially from the Company's expectations are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 under "Risk Factors", including but not limited to "Dependence on Key Personnel," "Customers," "Competition," "Risk Associated with Acquisitions," "Expansion Risk," "Control by Executive Officers and Directors," "Outstanding Indebtedness; Security Interest," "Shares Eligible for Future Sale," and "Lack of Dividend History." Other factors may be described from time to time in the Company's public filings with the Commission, news releases and other communications. The forward- looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION
                           ---------------------------

Items 1-5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

             (a) Exhibits.

                  Exhibit No.                                 Description of Exhibit
                  ----------                                  ----------------------
                  10.1                                        Lease Agreement dated June 16, 1998 by and
                                                              between 415 Northern Blvd. Realty Corp. and
                                                              Inmark Services, Inc. (incorporated herein by
                                                              reference to Exhibit 10.1 to the Registrant's
                                                              Registration Statement on Form S-3, File No.
                                                              333-60157, initially filed with the Securities and
                                                              Exchange Commission on July 30, 1998).

                  27                                          Financial Data Schedule

             (b) Reports on Form 8-K.

        (i) On April 13, 1998, the Registrant filed a report on Form 8-K announcing the March 31, 1998 completion of the Optimum
                  Acquisition.  Financial  statements for OG Holding Corporation
                  (formerly known as Optimum Group, Inc.), the seller of the Optimum business, for the years ended December 31, 1997 and 1996 were filed as part of the report on Form 8-K.

        (ii) On June 8, 1998, the Registrant filed a report on Form 8-K/A amending the report on Form8-K filed on April 13, 1998. A pro forma combined income statement relating to the Optimum
                  Acquisition was filed as part of the report on Form 8-K/A.


                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     INMARK ENTERPRISES, INC.



Dated: August 6, 1998                By:          /s/ John P. Benfield
                                        ------------------------------
                                           John P. Benfield, President
                                           (Principal Executive Officer)
                                           and  Director



Dated: August 6, 1998                By:          /s/ Donald A. Bernard
                                        -------------------------------
                                           Donald A.Bernard, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Accounting and Financial
                                           Officer) and Director