Form 10-Q
period 1998-09-30
INMARK ENTERPRISES INC
filed 1998-11-13
CIK 886475

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
__x_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   __________    to   __________

                         Commission file number 0-20394

                            INMARK ENTERPRISES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         06-1340408
 ------------------------------                       --------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

     415 Northern Boulevard
      Great Neck, New York                                   11021
 --------------------------------------                     --------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (516) 622-2800
                                                    --------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes _x_   No ___

On November 12, 1998, 4,480,326 shares of the Registrant's Common Stock, par value $.001 a share, were outstanding.

================================================================================




                                      INDEX

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                                                                                                               Page
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.           Consolidated Financial Statements of Inmark Enterprises, Inc. (Unaudited)

                  Consolidated Balance Sheets - September 30, 1998 and March 31, 1998                           3

                  Consolidated Statements of Operations - Three month and six month periods
                  ended September 30, 1998 and September 30, 1997                                               4

                  Consolidated Statement of Stockholders' Equity - Six month period ended
                  September 30, 1998                                                                            5

                  Consolidated Statements of Cash Flows - Six month periods ended
                  September 30, 1998 and September 30, 1997                                                     6

                  Notes to Unaudited Consolidated Financial Statements                                          7

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                         8


PART II - OTHER INFORMATION                                                                                    12
---------------------------

Items 1, 2, 3 and 5.  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 6.  Exhibits and Reports on Form 8-K.

             (a) Exhibits.

                  Exhibit No.                                 Description of Exhibit
                  -----------                                 ----------------------
                  27                                          Financial Data Schedule


SIGNATURES                                                                                                     13

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                            INMARK ENTERPRISES, INC.
                           Consolidated Balance Sheets
                      September 30, 1998 and March 31, 1998


                                                                                September 30, 1998            March 31, 1998*
                                                                              -----------------------       --------------------
                                                                                    (Unaudited)

                                 Assets
Current assets:
    Cash and cash equivalents                                                     $         1,289,051                1,459,909
    Contract receivables                                                                   16,539,906               10,933,241
    Deferred tax asset                                                                         83,442                   83,442
    Prepaid taxes                                                                             247,269                  452,291
    Prepaid expenses and other current assets                                                 521,513                  163,042
                                                                                    -----------------        -----------------
        Total current assets                                                               18,681,181               13,091,925
                                                                                    -----------------        -----------------

Furniture, fixtures and equipment, net                                                        922,291                  815,257

Goodwill, net                                                                              16,116,076               16,534,950
Deferred financing costs                                                                      112,050                  124,500
Note receivable from officer                                                                  225,000                  225,000
Other assets                                                                                   80,370                   26,757
                                                                                    -----------------        -----------------
        Total assets                                                                       36,136,968               30,818,389
                                                                                    =================        =================

           Liabilities and Stockholders' Equity Current liabilities:
    Accounts payable                                                                          755,822                1,601,751
    Accrued job costs                                                                      13,162,467                8,335,745
    Accrued compensation                                                                      248,468                  314,876
    Other accrued liabilities                                                                 160,815                  298,791
    Accrued taxes payable                                                                           -                   94,260
                                                                                    -----------------        -----------------
        Total current liabilities                                                          14,327,572               10,645,423

Notes payable bank - long term                                                              7,000,000                7,000,000
Subordinated notes payable - long term                                                      2,500,000                2,500,000
                                                                                    -----------------        -----------------
            Total liabilities                                                              23,827,572               20,145,423
                                                                                    -----------------        -----------------

Stockholders' equity:
    Class A convertible preferred stock, par value
        $.001; authorized 650,000 shares; none issued and  outstanding                              -                        -
    Class B convertible preferred stock, par value
        $.001;  authorized 700,000 shares; none issued and outstanding                              -                        -
    Preferred stock, undesignated; authorized
        3,650,000  shares; none issued and outstanding                                              -                        -
    Common stock, par value $.001; authorized
        25,000,000 shares; issued and outstanding 4,480,326 shares at
        September 30, 1998 and 4,475,326 shares at March 31, 1998                               4,480                    4,475
    Additional paid-in capital                                                              5,137,491                5,131,896
    Retained earnings                                                                       7,167,425                5,536,595
                                                                                    -----------------        -----------------
        Total stockholders' equity                                                         12,309,396               10,672,966
                                                                                    -----------------        -----------------
        Total liabilities and stockholders' equity                                         36,136,968               30,818,389
                                                                                    =================        =================

* The consolidated balance sheet as of March 31, 1998 has been summarized from the Company's audited balance sheet as of that date.

See accompanying notes to unaudited consolidated financial statements.



                            INMARK ENTERPRISES, INC.
                      Consolidated Statements of Operations
 Three Month and Six Month Periods Ended September 30, 1998 and September 30, 1997
                                   (Unaudited)


                                                               Three Months Ended                           Six Months Ended
                                                                  September 30,                               September 30,
                                                         1998                   1997                   1998               1997
                                                --------------------    -------------------    ------------------  ----------------


Sales                                           $         10,151,232              4,925,449   $        22,403,002        10,844,336
Direct expenses                                            6,702,499              3,258,798            14,995,703         7,293,434
                                                     ---------------        ---------------       ---------------   ---------------

      Gross Profit                                         3,448,733              1,666,651             7,407,299         3,550,902
                                                     ---------------        ---------------       ---------------   ---------------


Salaries                                                   1,097,901                695,190             2,171,322         1,381,897
Selling, general and administrative expense                1,112,631                441,840             2,218,594           916,852
                                                     ---------------        ---------------       ---------------   ---------------

      Total operating expenses                             2,210,532              1,137,030             4,389,916         2,298,749
                                                     ---------------        ---------------       ---------------   ---------------

Operating income                                           1,238,202                529,621             3,017,383         1,252,153

Interest income (expense), net                              (127,917)                24,731              (298,553)           64,527
                                                     ---------------        ---------------       ---------------   ---------------

Income before income taxes                                 1,110,285                554,352             2,718,830         1,316,680
Provision for income taxes                                   445,000                131,000             1,088,000           331,256
                                                     ---------------        ---------------       ---------------   ---------------

Net income                                      $            665,285                423,352   $         1,630,830           985,424
                                                     ===============        ===============       ===============   ===============


Net income per common and common equivalent share:

   Basic                                        $               .15   $               .12     $            .36    $              .28
                                                    ===============       ===============      ===============       ===============

   Diluted                                      $               .12   $               .09     $            .29    $              .22
                                                    ===============       ===============      ===============       ===============


Weighted average number of common and common equivalent shares outstanding:

   Basic                                                  4,479,891             3,544,689            4,477,621             3,544,689
                                                    ===============       ===============      ===============       ===============

   Diluted                                                5,593,517             4,509,015            5,675,847             4,473,973
                                                    ===============       ===============      ===============       ===============

Reconciliation of the net income available to common shareholders for the computation of diluted per share is as follows:

   Net income available to common
   shareholders  on both a basic and diluted
   basis                                        $           665,285               423,352   $        1,630,830               985,424

Reconciliation of weighted average shares used for basic and diluted computation is as follows:

   Weighted average shares - Basic                        4,479,891             3,544,689            4,477,621             3,544,689

   Dilutive effect of options and warrants                1,113,626               964,326            1,198,226               929,284
                                                    ---------------       ---------------      ---------------       ---------------

   Weighted average shares - Diluted                      5,593,517             4,509,015            5,675,847             4,473,973
                                                    ===============       ===============      ===============       ===============

See accompanying notes to unaudited consolidated financial statements.



                            INMARK ENTERPRISES, INC.
                 Consolidated Statement of Stockholders' Equity
                       Six months ended September 30, 1998
                                   (Unaudited)





                                                                         Additional                               Total
                                            Common Stock                  Paid-in           Retained           Stockholders'
                                           par value $.001                Capital           Earnings              Equity
                                ----------------------------------      -----------       -------------       --------------
                                   Shares               Amount
                                -------------        -------------

Balance, March 31, 1998             4,475,326        $       4,475      $ 5,131,896       $   5,536,595       $   10,672,966

Exercise of stock options               5,000        $           5            5,595                   -                5,600

Net income                                  -                    -                -           1,630,830            1,630,830
                                -------------        -------------      -----------       -------------       --------------

Balance, September 30, 1998         4,480,326        $       4,480      $ 5,137,491       $   7,167,425       $   12,309,396
                                =============        =============      ===========       =============       ==============














See accompanying notes to unaudited consolidated financial statements.


                            INMARK ENTERPRISES, INC.
                      Consolidated Statements of Cash Flows
                  Six Months Ended September 30, 1998 and 1997
                                   (Unaudited)





                                                                                   1998                         1997
                                                                           ---------------------        ---------------------


Cash flows from operating activities:
    Net income                                                             $           1,630,830                      985,424
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                                    531,428                      180,653
        Deferred income taxes                                                                  -                      116,256
        Changes in operating assets and liabilities:
           Increase in contracts receivable                                           (5,606,665)                  (1,137,484)
           Decrease in prepaid taxes                                                     205,022                            -
           (Increase) decrease in prepaid expenses and other
               assets                                                                   (412,084)                      59,510
           Decrease in accounts payable                                                 (845,929)                    (286,679)
           Increase in accrued job costs                                               4,826,722                    1,177,260
           Decrease in other accrued liabilities                                        (137,976)                      (2,294)
           Decrease in accrued compensation                                              (66,408)                    (150,653)
           Decrease in accrued taxes payable                                             (94,260)                           -
                                                                              ------------------            -----------------

           Net cash provided by operating activities                                      30,680                      941,993
                                                                              ------------------            -----------------

Cash flows from investing activities:
    Purchases of fixed assets                                                           (189,012)                     (25,231)
    Costs related to purchase of Optimum Group, Inc.                                     (18,126)                           -
                                                                              ------------------            -----------------

           Net cash used in investing activities                                        (207,138)                     (25,231)
                                                                              ------------------            -----------------

Cash flows from financing activities:
    Proceeds from exercise of stock options                                                5,600                            -
                                                                              ------------------            -----------------

           Net cash provided by financing activities                                       5,600                            -
                                                                              ------------------            -----------------

           Net (decrease) increase in cash                                              (170,858)                     916,762

Cash and cash equivalents at beginning of period                                       1,459,909                    1,712,751
                                                                              ------------------            -----------------
Cash and cash equivalents at end of period                                 $           1,289,051                    2,629,513
                                                                              ==================            =================

Supplemental disclosure:
    Interest paid during the period                                        $             335,864                            -
                                                                              ==================            =================
    Income tax paid during the period                                      $             952,536                       74,500
                                                                              ==================            =================



See accompanying notes to unaudited consolidated financial statements.

                    Inmark Enterprises, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

                           September 30, 1998 and 1997



(1)      Basis of Presentation
         ---------------------

         The interim financial statements of Inmark Enterprises, Inc. (the "Company") for the three and six month periods ended September 30, 1998 and 1997 have been prepared without audit. In the opinion of management, such financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three and six month periods ended September 30, 1998 are not necessarily indicative of the results for a full year.

         On March 31, 1998, Optimum Group, Inc. ("Optimum"), an indirect wholly-owned subsidiary of the Company, acquired all of the assets and the business and assumed certain of the liabilities of OG Holding Corporation, formerly known as Optimum Group, Inc. (the "Optimum Acquisition"). The Optimum Acquisition has been accounted for as a purchase by the Company as at March 31, 1998. Accordingly, the results of operations discussed below for the three and six month periods ended September 30, 1998 reflect the consolidated operations of the Company including Optimum whereas the operations for the three and six month periods ended September 30, 1997 are that of the Company excluding Optimum.

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

         Earnings per share of common stock for the three and six month periods ended September 30, 1998 has been calculated according to the guidelines of Statement 128 and earnings per share of common stock for the three and six month periods ended September 30, 1997 have been restated to conform with Statement 128. All earnings per share calculations have been adjusted for the five-for-four stock split paid in the form of a stock dividend payable on June 15, 1998 to shareholders of record May 14, 1998.

         Basic earnings per share for the three and six month periods ended September 30, 1998 have been computed by dividing net income for each of the respective periods by the weighted average number of shares of common stock outstanding for each such period. Diluted earnings per share for the three and six month periods ended September 30, 1998 have been computed by dividing net income for each of the periods by the weighted average number of shares of common stock and common stock equivalents outstanding for each such period, plus the assumed exercise of stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during the respective period. Stock options and warrants have been excluded from the calculation of diluted earnings per share in any period in which they would be antidilutive.


(3)      Unbilled Contracts in Progress
         ------------------------------

         Unbilled contracts in progress represents revenue recognized in advance of billings rendered based on work performed to date on certain contracts. Accrued job costs are also recorded for such contracts to properly match costs and revenue.


(4)      Income Taxes
         ------------

         The provision for income taxes for the three and six month periods ended September 30, 1998 is based upon the Company's estimated effective tax rate for the year, whereas for the three and six month periods ended September 30, 1997, the provision for income taxes includes approximately $110,000 of deferred tax benefits arising from the reduction of the valuation allowance for deferred tax assets.


Item 2.           Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations.
                  -------------------------

                  The following discussion compares the Company's consolidated (including Optimum) results of operations for the three and six month periods ended September 30, 1998 to the Company's then consolidated (excluding Optimum) results of operations for the three and six month periods ended September 30, 1997. The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.


Results of Operations

                  Sales. The Company's sales for the quarter ended September 30, 1998 were $10,151,000, inclusive of $2,927,000 of sales of Optimum, compared to the Company's sales of $4,925,000 for the prior year quarter ended September 30, 1997, an increase of $5,226,000 or 106.1%. Sales for the six months ended September 30, 1998 were $22,403,000, inclusive of $6,173,000 of sales of Optimum, compared to sales of $10,844,000 for the six months ended September 30, 1997, an increase of $11,599,000 or 106.6%. Other than the increase in sales attributable to Optimum, the additional increase in sales for both the quarter and six month period ended September 30, 1998 resulted from the overall increase in contract projects in progress in each of the respective periods compared to the contract projects in progress in the like prior year quarter and six month period.

                  Direct Expenses. Direct expenses for the quarter ended September 30, 1998 were $6,702,000, or 66% of sales, inclusive of $1,715,000 of direct expenses of Optimum, compared to $3,259,000, or 66.2% of sales, for the comparable prior year quarter, an increase of $3,444,000 or 105.7%. Direct expenses for the six months ended September 30, 1998 were $14,996,000, or 66.9% of sales, compared to $7,293,000, or 67.3% of sales, for the comparable prior year period. Other than the increase in direct expenses attributable to Optimum, the additional increase in the amount of direct expenses for both the quarter and six month period September 30, 1998 principally relates to the comparative increase in sales for the period, whereas the decrease in direct expenses as a percentage of sales for both the quarter and six month period ended September 30, 1998 were primarily the result of current Optimum client projects in the aggregate contributing a greater gross profit margin than the mix of the Company's projects in both the respective comparable prior year quarter and six month periods.

                  As a result of these changes in sales and direct expenses, gross profit for both the quarter and six month periods ended September 30, 1998 increased by $1,782,000 and $3,856,000 compared to the prior year respective periods, thereby amounting to $3,449,000 and $7,407,000 for the quarter and six month periods ended September 30, 1997.

                  Operating Expenses. Operating expenses for the quarter ended September 30, 1998 increased by $1,074,000 to $2,211,000 compared to $1,137,000 for the quarter ended September 30, 1997. Operating expenses for the six months ended September 30, 1998 increased by $2,091,000 to $4,390,000 compared to $2,299,000 for the comparable prior year six month period. Operating expenses as a percentage of sales were 21.8% and 23.1%, respectively, for the quarters ended September 30, 1998 and September 30, 1997 and 19.6% and 21.2%, respectively, for the six month periods ended September 30, 1998 and 1997.

                  The increase in operating expenses for the quarter ended September 30, 1998 was primarily the result of (A) the inclusion of $788,000 of operating expenses of Optimum consisting of approximately (i) $272,000 in salaries, bonuses and related employee payroll expenses and (ii) $516,000 of selling, general and administrative expenses which included approximately $150,000 of amortization of goodwill and deferred financing costs associated with the Optimum Acquisition and (B) with respect to the Company, an increase of approximately $286,000 related primarily to the overall increase in the level of operations in the quarter ended September 30, 1998. With the inclusion of the operating expenses of Optimum and the related amortization of the costs related to the Optimum Acquisition, operating expenses as a percentage of sales decreased to 21.8% compared to 23.1% for the prior year quarter ended September 30, 1997. The increase in operating expenses for the six months ended September 30, 1998 was primarily the result of (A) the inclusion of $1,529,000 of operating expenses of Optimum consisting of approximately (i) $610,000 in salaries, bonuses and related employee payroll expenses and (ii) $919,000 of selling, general and administrative expenses which included approximately $300,000 of amortization of goodwill and deferred financing costs associated with the Optimum Acquisition and (B) with respect to the Company, an increase of approximately $562,000 related primarily to the overall increase in the level of operations in the six months ended September 30, 1998. With the inclusion of the operating expenses of Optimum and the related amortization of the costs related to the Optimum Acquisition, operating expenses as a percentage of sales decreased to 19.6% compared to 21.2% for the prior year six month period ended September 30, 1997.

                  Interest Expense/Income. For the quarter and six month periods ended September 30, 1998, the Company incurred net interest expense of approximately $128,000 and $299,000 respectively, on its bank borrowings and notes issued in conjunction with the Optimum Acquisition. For the comparable quarter and six month period of the prior fiscal year, the Company had earned interest income of approximately $25,000 and $65,000 respectively, from short term cash equivalent investments.

                  Provision For Income Taxes. Provisions for federal, state and local income taxes for the quarter and six month period ended September 30, 1998 were based upon the Company's estimated effective tax rate for the fiscal year. In comparison, for the prior year quarter and six month period ended September 30, 1997, provisions for federal, state and local income taxes were based upon the Company's effective tax rate for the fiscal year and included $110,000 of deferred tax benefits expected to be realized arising from the reduction of the valuation allowance for deferred tax assets.

                  Net Income. As a result of the items discussed above, net income for the quarter ended September 30, 1998 was $665,000 compared to net income of $423,000 for the comparable prior year quarter and net income for the six months ended September 30, 1998 was $1,631,000 compared to $985,000 for the six months ended September 30, 1997.


Liquidity and Capital Resources.

                  For the six months ended September 30, 1998, all of the Company's activities were funded with existing working capital without the need to further utilize amounts available under its revolving credit bank line. At September 30, 1998, the Company had cash and cash equivalents totaling $1,289,000 and working capital of $4,354,000 compared to cash and cash equivalents of $1,460,000 and working capital of $2,447,000 at March 31, 1998. Stockholders' equity increased to $12,309,000 primarily as a result of the Company's net income for the six months ended September 30, 1998.

                  For the six months ended September 30, 1998, cash provided by operating activities amounted to $31,000 and cash in the amount of $6,000 was received from exercise of stock options, cash used to purchase fixed assets totaled $189,000 and additional cash used related to the Optimum Acquisition amounted to $18,000, thereby resulting in a decrease in cash of $171,000.

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


Other Matters.

                  The Company has evaluated its computer systems and has determined that its existing computer systems will require an insignificant amount of effort and cost to make them Year 2000 compliant. Accordingly, the Company plans to modify or replace portions of its software prior to March 31, 1999, so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. As the Company's computer systems are PC based, the modifications or replacements necessary to overcome the year 2000 issue are not anticipated to result in any material incremental costs. The Company anticipates that any additional expenditures to complete the implementation will be funded from cash flow generated by operations. With conversions to new software and modifications to existing software, the year 2000 issue should not pose significant operational problems for the Company. The Company does not have any computer systems which are interdependent with the computer systems of its vendors and others with which the Company transacts business. The Company cannot predict the effect of the Year 2000 problem on the vendors and others with which the Company transacts business and there can be no assurance that the effect of the Year 2000 problem on such entities will not have a material adverse effect on the Company's business, operating results and financial position.


Forward-Looking Statements.

                  This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company's expectations are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 under "Risk Factors", including but not limited to "Dependence on Key Personnel," "Customers," "Competition," "Risk Associated with Acquisitions," "Expansion Risk," "Control by Executive Officers and Directors," "Outstanding Indebtedness; Security Interest," "Shares Eligible for Future Sale," and "Lack of Dividend History." Other factors may be described from time to time in the Company's public filings with the Securities and Exchange Commission, news releases and other communications. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION
                           ---------------------------


Items 1, 2, 3 and 5.  Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

                  The Annual Meeting of Stockholders of the Company was held on September 15, 1998 at the Marriott Hotel, 101 James Doolittle Boulevard, Uniondale, New York 11553 at 10:00 a.m. A majority of the Company's voting shares were present at the meeting, either in person or by proxy.

                  At such meeting, the stockholders elected Paul A. Amershadian, John P. Benfield, Donald A. Bernard, Herbert M. Gardner, Joseph S. Hellman and Thomas E. Lachenman to the Board of Directors. All of these individuals will serve on the Board of Directors until the next annual meeting of stockholders and until their successors are duly elected and qualified.

                  Directors                    Votes For    Votes Abstained
                  ---------                    ---------    ---------------
                  Paul A. Amershadian          3,821,952        13,750
                  John P. Benfield             3,821,952        13,750
                  Donald A. Bernard            3,821,952        13,750
                  Herbert M. Gardner           3,821,952        13,750
                  Joseph S. Hellman            3,821,952        13,750
                  Thomas E. Lachenman          3,821,952        13,750

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

             (a) Exhibits.

                           Exhibit No.            Description of Exhibits
                           -----------            -----------------------
                           27                     Financial Data Schedule

             (b) Reports on Form 8-K.  None.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INMARK ENTERPRISES, INC.



Dated: November 12, 1998            By:       /s/ John P. Benfield
                                       ----------------------------------
                                           John P. Benfield, President
                                           (Principal Executive Officer)
                                           and Director



Dated: November 12, 1998            By:       /s/ Donald A. Bernard
                                       -----------------------------------
                                           Donald A. Bernard, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Accounting and Financial
                                           Officer) and Director