Form 10-Q
period 1998-12-31
INMARK ENTERPRISES INC
filed 1999-02-10
CIK 886475

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

For the quarterly period ended December 31, 1998

                              OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from  __________       to __________

                         Commission file number 0-20394

                            INMARK ENTERPRISES, INC.
                            ------------------------
           (Exact name of registrant as specified in its charter)

              Delaware                                   06-1340408
              --------                                   ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification Number)

       415 Northern Boulevard
        Great Neck, New York                                11021
       ----------------------                              -----
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

                  Yes  _x_   No ___

On February 10, 1999, 4,513,481 shares of the Registrant's Common Stock, par value $.001 a share, were outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                                                                                                              Page
                                                                                                              ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.           Consolidated Financial Statements of Inmark Enterprises, Inc. (Unaudited)

                  Consolidated Balance Sheets - December 31, 1998 and March 31, 1998                            3

                  Consolidated Statements of Operations - Three month and nine month periods
                  ended December 31, 1998 and December 31, 1997                                                 4

                  Consolidated Statement of Stockholders' Equity - Nine month period ended
                  December 31, 1998                                                                             5

                  Consolidated Statements of Cash Flows - Nine month periods ended
                  December 31, 1998 and December 31, 1997                                                       6

                  Notes to Unaudited Consolidated Financial Statements                                          7

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                         8


PART II - OTHER INFORMATION                                                                                    12
---------------------------

Items 1, 2, 3, 4 and 5.  Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

             (a) Exhibits.

                  Exhibit No.                                 Description of Exhibit
                  -----------                                 ----------------------
                  27                                          Financial Data Schedule

           (b) Reports on Form 8-K. None.



SIGNATURES                                                                                                     13
----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                            INMARK ENTERPRISES, INC.
                           Consolidated Balance Sheets
                      December 31, 1998 and March 31, 1998

                                                                                 December 31, 1998            March 31, 1998*
                                                                              -----------------------       --------------------
                                                                                    (Unaudited)

Assets
Current assets:
    Cash and cash equivalents                                                     $           993,043                  1,459,909
    Contract receivables                                                                   21,902,380                 10,933,241
    Deferred tax asset                                                                         83,442                     83,442
    Prepaid taxes                                                                             452,291                    452,291
    Prepaid expenses and other current assets                                                 564,056                    163,042
                                                                                    -----------------          -----------------
        Total current assets                                                               23,995,212                 13,091,925
                                                                                    -----------------          -----------------

Furniture, fixtures and equipment, net                                                      1,323,141                    815,257

Goodwill, net                                                                              19,226,055                 16,534,950
Deferred financing costs                                                                      105,825                    124,500
Note receivable from officer                                                                  225,000                    225,000
Other assets                                                                                   64,744                     26,757
                                                                                    -----------------          -----------------
        Total assets                                                                       44,939,977                 30,818,389
                                                                                    =================          =================

Liabilities and Stockholders' Equity Current liabilities:
    Accounts payable                                                                        2,546,389                  1,601,751
    Accrued job costs                                                                      14,313,908                  8,335,745
    Accrued compensation                                                                      131,814                    314,876
    Other accrued liabilities                                                                 961,100                    298,791
    Due to affiliate                                                                          287,734                          -
    Accrued taxes payable                                                                     800,685                     94,260
                                                                                    -----------------          -----------------
        Total current liabilities                                                          19,041,630                 10,645,423

Notes payable bank - long term                                                             10,000,000                  7,000,000
Subordinated notes payable - long term                                                      2,500,000                  2,500,000
                                                                                    -----------------          -----------------
            Total liabilities                                                              31,541,630                 20,145,423
                                                                                    -----------------          -----------------

Stockholders' equity:
    Class A convertible preferred stock, par value
        $.001; authorized 650,000 shares; none issued and outstanding                               -                          -
    Class B convertible preferred stock, par value
        $.001; authorized 700,000 shares; none issued and outstanding                               -                          -
    Preferred stock, undesignated; authorized
        3,650,000 shares; none issued and outstanding                                               -                          -
    Common stock, par value $.001; authorized
        25,000,000 shares; issued and outstanding 4,513,481 shares at
        December 31, 1998 and 4,475,326 shares at March 31, 1998                                4,513                      4,475
    Additional paid-in capital                                                              5,387,458                  5,131,896
    Retained earnings                                                                       8,006,376                  5,536,595
                                                                                    -----------------          -----------------
           Total stockholders' equity                                                      13,398,347                 10,672,966
                                                                                    -----------------          -----------------
           Total liabilities and stockholders' equity                                      44,939,977                 30,818,389
                                                                                    =================          =================

* The consolidated balance sheet as of March 31, 1998 has been summarized from the Company's audited balance sheet as of that date. See accompanying notes to unaudited consolidated financial statements.

                            INMARK ENTERPRISES, INC.
                      Consolidated Statements of Operations
Three Month and Nine Month Periods Ended December 31, 1998 and December 31, 1997
                                   (Unaudited)



                                                           Three Months Ended                          Nine Months Ended
                                                              December 31,                                December 31,


                                                         1998                   1997                   1998                1997
                                                 -------------------    -------------------    ------------------    ---------------


Sales                                           $         11,334,802              7,210,047   $        33,737,804         18,054,383

Direct expenses                                            7,686,441              4,967,101            22,682,144         12,260,535
                                                     ---------------        ---------------       ---------------        -----------

      Gross profit                                         3.648,361              2,242,946            11,055,660          5,793,848
                                                     ---------------        ---------------       ---------------        -----------


Salaries                                                   1,002,072                800,472             3,173,394          2,182,369
Selling, general and administrative expense                1,082,854                487,297             3,301,448          1,404,149
                                                     ---------------        ---------------       ---------------        -----------

      Total operating expenses                             2,084,926              1,287,769             6,474,842          3,586,518
                                                     ---------------        ---------------       ---------------        -----------

Operating income                                           1,563,435                955,177             4,580,818          2,207,330

Interest income (expense), net                              (165,979)                44,480              (464,523)           109,007
                                                     ---------------        ---------------       ---------------        -----------

Income before income taxes                                 1,397,456                999,657             4,116,295          2,316,337
Provision for income taxes                                   558,514                468,744             1,646,514            800,000
                                                     ---------------        ---------------       ---------------        -----------

Net income                                      $            838,942                530,913   $         2,469,781          1,516,337
                                                     ===============        ===============       ===============        ===========


Net income per common and common equivalent share:

   Basic                                        $               .19       $             .15     $             .55   $            .43
                                                    ===============         ===============       ===============        ===========

   Diluted                                      $               .15       $             .11     $             .44   $            .34
                                                    ===============         ===============       ===============        ===========


Weighted average number of common and common equivalent shares outstanding:

   Basic                                                  4,481,835               3,549,064             4,479,067          3,546,148
                                                    ===============         ===============       ===============        ===========

   Diluted                                                5,597,219               4,673,335             5,652,781          4,491,468
                                                    ===============         ===============       ===============        ===========

Reconciliation of the net income available to common shareholders for the computation of diluted per share is as follows:

   Net income available to common
   shareholders  on both a basic and diluted
   basis                                        $           838,942                 530,913   $         2,469,781          1,516,337

Reconciliation of weighted average shares used for basic and diluted computation is as follows:

   Weighted average shares - Basic                        4,481,835               3,549,064             4,479,067          3,546,148

   Dilutive effect of options and warrants                1,115,384               1,124,271             1,173,714            945,320
                                                    ---------------         ---------------       ---------------        -----------

   Weighted average shares - Diluted                      5,597,219               4,673,335             5,652,781          4,491,468
                                                    ===============         ===============       ===============        ===========

See accompanying notes to unaudited consolidated financial statements.

                            INMARK ENTERPRISES, INC.
                 Consolidated Statement of Stockholders' Equity
                       Nine months ended December 31, 1998
                                   (Unaudited)



                                                                                                      Total
                                           Common Stock           Additional       Retained       Stockholders'
                                          par value $.001       Paid-in Capital    Earnings          Equity
                                    ------------------------   ----------------  ------------  ------------------
                                       Shares      Amount
                                    -----------   ---------

Balance, March 31, 1998               4,475,326   $   4,475   $      5,131,896   $  5,536,595  $       10,672,966

Exercise of stock options                 8,155   $       8              5,592              -               5,600

Acquisition of U.S. Concepts, Inc.       30,000   $      30            249,970              -             250,000

Net income                                    -           -                  -      2,469,781           2,469,781
                                    -----------   ---------   ----------------   ------------  ------------------

Balance, December 31, 1998            4,513,481   $   4,513   $      5,387,458   $  8,006,376  $       13,398,347
                                    ===========   =========   ================   ============  ==================













See accompanying notes to unaudited consolidated financial statements.

                            INMARK ENTERPRISES, INC.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended December 31, 1998 and 1997
                                   (Unaudited)



                                                                          1998                         1997
                                                                  ---------------------        ---------------------


Cash flows from operating activities:
    Net income                                                   $            2,469,781                    1,516,337
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                           815,271                      270,608
        Deferred income taxes                                                         -                      504,000
        Changes in operating assets and liabilities:
           Increase in contract receivables                                 (10,251,061)                  (2,653,631)
           Increase in prepaid expenses and other assets                       (314,141)                     (39,151)
           Decrease in accounts payable                                        (143,581)                    (246,719)
           Increase in accrued job costs                                      5,978,163                    2,559,939
           Increase in other accrued liabilities                                536,692                       63,983
           Decrease in accrued compensation                                    (183,062)                    (126,653)
           Increase in accrued taxes payable                                    706,425                            -
                                                                     ------------------            -----------------

           Net cash (used in) provided by operating activities                 (385,513)                   1,848,713
                                                                     ------------------            -----------------

Cash flows from investing activities:
    Purchases of fixed assets                                                  (462,505)                     (34,504)
    Costs related to purchase of Optimum Group, Inc. and U.S.
    Concepts, Inc., net of cash acquired                                     (2,624,448)                           -
                                                                     ------------------            -----------------

           Net cash used in investing activities                             (3,086,953)                     (34,504)
                                                                     ------------------            -----------------

Cash flows from financing activities:
    Proceeds from exercise of stock options                                       5,600                        6,037
    Proceeds from bank borrowings                                             3,000,000                            -
                                                                     ------------------            -----------------

           Net cash provided by financing activities                          3,005,600                        6,037
                                                                     ------------------            -----------------

           Net (decrease) increase in cash                                     (466,866)                   1,820,246

Cash and cash equivalents at beginning of period                              1,459,909                    1,712,751
                                                                     ------------------            -----------------
Cash and cash equivalents at end of period                       $              993,043                    3,532,997
                                                                     ==================            =================

Supplemental disclosure:
    Interest paid during the period                              $              443,970                            -
                                                                     ==================            =================
    Income tax paid during the period                            $              964,933                      163,451
                                                                     ==================            =================

Noncash investing and financing activity:
     Value of 30,000 shares of common stock issued related to
     purchase of U.S. Concepts, Inc.                             $              250,000                            -
                                                                     ==================            =================


See accompanying notes to unaudited consolidated financial statements.

                    Inmark Enterprises, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

                           December 31, 1998 and 1997



(1)      Basis of Presentation
         ---------------------

         The interim financial statements of Inmark Enterprises, Inc. (the "Company") for the three and nine month periods ended December 31, 1998 and 1997 have been prepared without audit. In the opinion of management, such financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three and nine month periods ended December 31, 1998 are not necessarily indicative of the results for a full year.

         On December 29, 1998, a wholly-owned subsidiary of the Company, acquired the business conducted by U.S. Concepts, Inc. for a purchase price consisting of $1,410,000 in cash, 30,000 shares of newly issued common stock of the Company valued at $250,000 and the assumption of approximately $1,700,000 of liabilities and debt. In addition, during the four year period subsequent to December 29, 1998, to the extent U.S. Concepts achieves specified pre-tax earnings, an additional amount up to $2,500,000 could be payable. Up to 50% of any such additional amount payable, at the option of the recipient, may be paid in shares of the Company's common stock. The acquisition has been accounted for as a purchase by the Company whereby the excess of the purchase price over the fair value of the net assets acquired of $3,329,000 has been classified as goodwill. The cash portion of the purchase price was borrowed from amounts available under the Company's revolving line of credit. Subsequent to December 31, 1998, the Company executed an amendment to its existing loan facility with its bank pursuant to which the principal amount available under the revolving loan portion of the credit facility was increased from $5,000,000 to $7,000,000 for the period from January 14, 1999 to and including December 31, 1999. After December 31, 1999, the principal amount available under the revolving loan portion of the credit facility will be reduced to $5,000,000 for the balance of such credit facility.

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


(2)      Earnings Per Share
         ------------------

         Earnings per share of common stock for the three and nine month periods ended December 31, 1998 has been calculated according to the guidelines of Statement No. 128 "Earnings per Share" and earnings per share of common stock for the three and nine month periods ended December 31, 1997 have been restated to conform with Statement No. 128. All earnings per share calculations have been adjusted for the five-for-four stock split paid in the form of a stock dividend payable on June 15, 1998 to shareholders of record on May 14, 1998.

         Basic earnings per share for the three and nine month periods have been computed by dividing net income for each of the respective periods by the weighted average number of shares of common stock outstanding for each such period. Diluted earnings per share for the three and nine month periods have been computed by dividing net income for each of the periods by the weighted average number of shares of common stock and common stock equivalents outstanding for each such period, plus the assumed exercise of stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during the respective period. Stock options and warrants have been excluded from the calculation of diluted earnings per share in any period in which they would be antidilutive.


(3)      Unbilled Contracts in Progress
         ------------------------------

         Unbilled contracts in progress represents revenue recognized in advance of billings rendered based on work performed to date on certain contracts. Accrued job costs are also recorded for such contracts to properly match costs and revenue.


(4)      Income Taxes
         ------------

         The provision for income taxes for the three and nine month periods ended December 31, 1998 and 1997 is based upon the Company's estimated effective tax rate for that year. The provision for income taxes in 1997 includes approximately $110,000 of deferred tax benefits arising from the reduction of the valuation allowance for deferred tax assets.


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

                  Accordingly, the results of operations for the three and nine month periods ended December 31, 1998 reflect the consolidated operations of the Company and Optimum and exclude the operations of U.S. Concepts, whereas the operations for the three and nine month periods ended December 31, 1997 are that of the Company excluding U.S. Concepts and Optimum.


Results of Operations

                  Sales. The Company's sales for the quarter ended December 31, 1998 were $11,335,000, inclusive of $3,053,000 of sales of Optimum, compared to the Company's sales of $7,210,000 for the prior year quarter ended December 31, 1997, an increase of $4,125,000 or 57.2%. Sales for the nine months ended December 31, 1998 were $33,738,000, inclusive of $9,226,000 of sales of Optimum, compared to sales of $18,054,000 for the nine months ended December 31, 1997, an increase of $15,684,000 or 86.9%. Other than the increase in sales attributable to Optimum, the additional increase in sales for both the quarter and nine month period ended December 31, 1998 resulted from the overall increase in contract projects in progress in each of the respective periods compared to the contract projects in progress in the like prior year quarter and nine month period.

                  Direct Expenses. Direct expenses for the quarter ended December 31, 1998 were $7,686,000, or 67.8% of sales, inclusive of $2,086,000 of direct expenses of Optimum, compared to $4,967,000, or 68.9% of sales, for the comparable prior year quarter, an increase of $2,719,000 or 54.7%. Direct expenses for the nine months ended December 31, 1998 were $22,682,000, inclusive of $5,787,000 of direct expenses of Optimum, or 67.2% of sales, compared to
$12,261,000, or 67.9% of sales, for the comparable prior year period, an increase of $10,421,000 or 85%. Other than the increase in direct expenses attributable to Optimum, the additional increase in the amount of direct expenses for both the quarter and nine month period December 31, 1998 principally relates to the comparative increase in sales for the period, whereas the decrease in direct expenses as a percentage of sales for both the quarter and nine month period ended December 31, 1998 were primarily the result of current Optimum client projects in the aggregate contributing a greater gross profit margin than the mix of the Company's projects in both the respective comparable prior year quarter and nine month periods.

                  As a result of these changes in sales and direct expenses, gross profit for both the quarter and nine month periods ended December 31, 1998 increased by $1,406,000 and $5,262,000 compared to the prior year respective periods, thereby amounting to $3,649,000 and $11,056,000 for the quarter and nine month periods ended December 31, 1998.

                  Operating Expenses. Operating expenses for the quarter ended December 31, 1998 increased by $797,000 to $2,085,000 compared to $1,288,000 for the quarter ended December 31, 1997. Operating expenses for the nine months ended December 31, 1998 increased by $2,888,000 to $6,475,000 compared to $3,587,000 for the comparable prior year nine month period. Operating expenses as a percentage of sales were 18.4% and 17.9%, respectively, for the quarters ended December 31, 1998 and December 31, 1997 and 19.2% and 19.9%, respectively, for the nine month periods ended December 31, 1998 and 1997.

                  The increase in operating expenses for the quarter ended December 31, 1998 was primarily the result of (A) the inclusion of $681,000 of operating expenses of Optimum consisting of approximately (i) $212,000 in salaries, bonuses and related employee payroll expenses and (ii) $469,000 of selling, general and administrative expenses which included approximately $150,000 of amortization of goodwill and deferred financing costs associated with the Optimum Acquisition and (B) with respect to the Company, an increase of approximately $116,000 related primarily to the overall increase in the level of operations in the quarter ended December 31, 1998. The increase in operating expenses for the nine months ended December 31, 1998 was primarily the result of
(A) the inclusion of $2,211,000 of operating expenses of Optimum consisting of approximately (i) $822,000 in salaries, bonuses and related employee payroll expenses and (ii) $1,389,000 of selling, general and administrative expenses which included approximately $450,000 of amortization of goodwill and deferred financing costs associated with the Optimum Acquisition and (B) with respect to the Company, an increase of approximately $677,000 related primarily to the overall increase in the level of operations in the nine months ended December 31, 1998.

                  Interest Expense/Income. For the quarter and nine month periods ended December 31, 1998, the Company incurred net interest expense of approximately $166,000 and $465,000 respectively, on its bank borrowings and notes issued in conjunction with the Optimum Acquisition. For the comparable quarter and nine month period of the prior fiscal year, the Company had earned interest income of approximately $44,000 and $109,000 respectively, from short term cash equivalent investments.

                  Provision For Income Taxes. Provisions for federal, state and local income taxes for the quarter and nine month period ended December 31, 1998 were based upon the Company's estimated effective tax rate for the fiscal year. In comparison, for the prior year quarter and nine month period ended December 31, 1997, provisions for federal, state and local income taxes were based upon the Company's effective tax rate for the fiscal year and included $110,000 of deferred tax benefits expected to be realized arising from the reduction of the valuation allowance for deferred tax assets.

                  Net Income. As a result of the items discussed above, net income for the quarter ended December 31, 1998 was $839,000 compared to net income of $531,000 for the comparable prior year quarter and net income for the nine months ended December 31, 1998 was $2,470,000 compared to $1,516,000 for the nine months ended December 31, 1997.


Liquidity and Capital Resources.

                  For the nine months ended  December 31,  1998,  the  Company's activities were funded with existing working capital and proceeds from borrowings under the Company's revolving credit bank line. At December 31, 1998, the Company had cash and cash equivalents totaling $993,000 and working capital of $4,954,000 compared to cash and cash equivalents of $1,460,000 and working capital of $2,447,000 at March 31, 1998. Stockholders' equity increased by $2,725,000 to $13,398,000 primarily as a result of the Company's $2,470,000 net income for the nine months ended December 31, 1998 and the issuance of 30,000 shares of the Company's common stock, valued at $250,000 for the purchase of U.S. Concepts, Inc.

                  For the nine months ended December 31, 1998, (i) primarily as a result of the combined increase in both billed and unbilled contract receivables, cash used in operating activities amounted to $386,000; (ii) cash used in investing activities amounted to $3,086,000 and consisted of $2,624,000 related primarily to the purchase of U.S. Concepts, Inc. and $463,000 related to the purchase of equipment and leasehold improvements with respect to the relocation of the Company's office; and (iii) cash provided by financing activities amounted to $3,006,000 and consisted of $3,000,000 of Company borrowings under its revolving credit bank line and $6,000 from the exercise of stock options. As a result of the net effect of the aforementioned, the Company's cash and cash equivalents decreased $467,000 for the nine months ended December 31, 1998.

                  To satisfy the cash requirements of the December 29, 1998 purchase of U.S. Concepts, the Company utilized the balance of bank borrowings then available under its revolving credit bank line which resulted in the Company's notes payable to its bank to increase to $10 million at December 31, 1998. To provide for short term financing needs, on January 14, 1999, the Company executed an amendment to its existing loan facility with its bank pursuant to which the principal amount available under the revolving loan portion of the credit facility was increased from $5,000,000 to $7,000,000 for the period from January 14, 1999 to and including December 31, 1999. After December 31, 1999, the principal amount available under the revolving loan portion of the credit facility will be reduced to $5,000,000 for the balance of such credit facility.

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

                           PART II - OTHER INFORMATION
                           ---------------------------


Items 1, 2, 3, 4 and 5.  Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

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

                                                     INMARK ENTERPRISES, INC.



Dated: February 10, 1999      By:          /s/ John P. Benfield
                                ------------------------------------------------
                                      John P. Benfield, President
                                      (Principal Executive Officer)
                                      and Director



Dated: February 10, 1999      By:          /s/ Donald A. Bernard
                                ------------------------------------------------
                                      Donald A. Bernard, Executive Vice
                                      President and Chief Financial Officer
                                      (Principal Accounting and Financial
                                      Officer) and Director