Form 10-K
period 1999-03-31
INMARK ENTERPRISES INC
filed 1999-07-06
CIK 886475

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------






                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)
_x_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934



For the fiscal year ended March 31, 1999 (Fee Required)

                  OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from ______  to  ______ (No Fee Required)

                         Commission file number 0-20394

                            INMARK ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                     06-1340408
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)


415 Northern Boulevard, Great Neck, New York                    11021
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

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of June 29, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $6,612,961.


As of June 29, 1999, 4,513,481 shares of Common Stock, $.001 par value, were outstanding.

                       Documents Incorporated by Reference

            Document                        Part of 10-K into which incorporated
            -------                         ------------------------------------

Definitive Proxy Statement relating to                           Part III
Registrant's 1999 Annual Meeting of Stockholders





--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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


Item 1.  Business.
------   ---------

General Introduction

                  Inmark  Enterprises,   Inc.  ("Inmark"),   together  with  its
wholly-owned subsidiaries, Inmark Services, Inc. ("Services"), Optimum Group, Inc. ("Optimum"), U.S. Concepts, Inc. ("U.S. Concepts" and, together with Inmark, Services and Optimum, the "Company"), is a full service marketing, sales promotion and interactive new media services and E-commerce provider organization which designs, develops and implements customized national, regional and local consumer and trade promotion programs. The Company's clients are principally Fortune 500 consumer product companies. The Company's promotional programs are designed to enhance the value of its clients' budgeted expenditures and achieve, in an objectively measurable way, its clients'
specific marketing and promotional objectives. In the industry, the Company's programs are commonly referred to as "account specific" and or "co-marketing", as they may target the participation and cooperation of a specific retail chain or groups of retailers or other sources of distribution to attain results in the form of increased in-store product displays, related consumer purchases and enhanced product brand name recognition. In addition to traditional marketing and sales promotional services, the Company's services and programs include interactive new media services consisting of Internet web site development, E-commerce, electronic sales presentations and computer based training. By providing a wide range of programs and services, the Company affords clients a total solutions resource for strategic planning, creative development, production and implementation, including in-store and special event activities.

                  Inmark was initially formed under the laws of the State of Delaware in March 1992 as Health Image Media, Inc. Its principal offices are located at 415 Northern Boulevard, Great Neck, New York 11021, and its telephone number is 516-622-2800.

                  The Company began to engage in its current operations on September 29, 1995 upon consummation of a merger transaction (the "Merger") as a result of which Inmark Services, Inc., a New York corporation, became a wholly-owned subsidiary of Inmark and the management of Inmark Services, Inc. became the executive management of the Company. Previously, Inmark had been engaged in unrelated activities which were discontinued in June 1993.

                  On March 31, 1998, Optimum, an indirect wholly-owned subsidiary of Inmark acquired all of the assets and assumed certain liabilities of OG Holding Corporation, formerly known as Optimum Group, Inc. (the "Optimum Acquisition"). The purchase price for the Optimum Acquisition consisted of $9,298,000 in cash (including expenses), a subordinated note of Inmark in the principal amount of $2,500,000, 565,385 shares of newly and validly issued common stock of Inmark ("Inmark Common Stock") and the payment or assumption of approximately $1,900,000 of existing debt of the seller. Simultaneously with the closing of the Optimum Acquisition, the Company entered into a loan agreement with a bank (the "Loan Agreement") pursuant to which the Company obtained a $5,000,000 five-year term loan (the
"Term Loan") and a $5,000,000 revolving loan credit facility (the "Revolving Loan Facility", and together with the Term Loan, the "Loan"). A portion of the proceeds of the Loan was used to finance the Optimum Acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Optimum business, founded in 1973, provides marketing, visual communications and graphic design services which complement and add value to those services provided by other subsidiaries of the Company. Optimum assists clients in varied industries in identifying the best and most complete solution for their business communication needs. Optimum offers clients leading edge visual communications technology and Internet development, interface and access, interactive sales training and support solutions, and serves as an independent resource for strategic planning, creative development, production and implementation.

                  On December 29, 1998, U.S. Concepts, a Delaware corporation and wholly-owned subsidiary of the Company acquired the business conducted by U.S. Concepts, Inc., a New York corporation now known as Murphy Liquidating Corporation (the "U.S. Concepts Acquisition"). The purchase price for the U.S. Concepts Acquisition was $1,660,000, consisting of $1,410,000 in cash (including expenses) and 30,000 newly issued shares of Inmark Common Stock valued at $250,000. In the event that U.S. Concepts achieves specified pre-tax earnings during the four-year period commencing on January 1, 1999, additional installments of purchase price totaling up to $2,500,000 may be payable. At the option of the recipient, 50% of such installments may be paid in shares of Inmark Common Stock. In connection with the U.S. Concepts Acquisition, U.S. Concepts assumed liabilities in the amount of $2,500,000. The cash portion of the U.S. Concepts Acquisition was financed with proceeds from the Company's remaining unused Revolving Loan Facility. The U.S. Concepts business founded in 1983, provides event marketing and in-store promotion services, including brand creating and execution of special event campaigns, tours and festivals, sales driven sampling, demonstration programs and events. These services complement and add value to the services provided by the other subsidiaries of the Company. U.S. Concepts assists clients with the expertise and manpower to reach target customers where they live, shop, play and study in a manner that integrates client brands directly with customer lifestyles.

                  On January 14, 1999, the Loan Agreement was amended to increase the principal amount available under the Revolving Loan Facility for the period from January 14, 1999 to and including December 31, 1999 from $5,000,000 to $7,000,000. The Loan Agreement was further amended on June 30, 1999 to reduce the principal amount available under the Revolving Loan Credit Facility from $7,000,000 to $5,000,000 and to amend certain financial covenants. In connection with the June 30, 1999 amendment, the bank granted waivers of the Company's non-compliance with respect to such financial covenants with respect to the quarter ended March 31, 1999. See "Risk Factors-Outstanding Indebtedness; Security Interest" and "Management's Discussion and Analysis of

Financial Condition and Results of Operations".

Description of Business

                  General. The Company is a full service marketing, sales promotion and interactive new media services and E-commerce provider organization which designs, develops and implements customized, national, regional and local consumer and trade promotion programs. The Company's clients are principally Fortune 500 consumer product companies. The Company's promotional programs are designed to enhance the value of its clients' budgeted expenditures and to achieve, in an objective and measurable way, its clients' specific marketing and promotional objectives. The Company's co-marketing "Account Specific" programs often target the participation and cooperation of a specific retail chain or group of retailers or other sources of distribution (the "Trade") to attain results in the form of increased in-store product display, related consumer purchases and enhanced product brand name recognition.

                  The Company's marketing, sales promotion, creative and new media services generally include: (a) strategic planning, market research and analysis, product positioning, selling strategy and process and direct marketing services which assist clients in identifying and defining specific objectives;
(b) advising clients on the deployment of budgeted amounts to achieve their objectives and maximize value; (c) concept development, graphic design, conventional and computer illustration, copy writing, 3-D graphics and animation, layout and production, photography and video services which develop the concept and subsequently create the consumer and trade promotional program;
(d) implementing turnkey training and incentive programs, including providing documentation, program manuals and artwork, training a client's marketing and sales staffs, buying media and merchandise, designing in-store displays, commercial editing, coordination and trafficking of media and total program administration; (e) multimedia sales presentations, interactive computer based sales training, and Internet web site development and access; and (f) provision of on-site and in-store personnel to conduct and coordinate the implementation of specifically created promotional special events, sampling and demonstration activities and programs.

                  The Company combines the needs of its clients and it clients' sales forces and Trade outlets with the Company's experience, techniques and proprietary systems to provide solutions and measurable results. A typical program will integrate numerous promotional techniques which take into consideration a number of factors, including: (a) the channel of Trade on which the client is focused and a determination of the most effective manner to obtain distribution support for the client's product; (b) the means by which to best educate the client's sales force in soliciting Trade support for the client's products without creating excessive or burdensome administrative details; and
(c) the profile of the retail consumer of the client's products. Distinct from many promotion and marketing companies which may adopt specific promotional programs or techniques regardless of the product, Inmark's programs are tailored to the client's particular goals and may include various components, including promotional broadcast media, premium incentives to Trade employees and representatives, in-store merchandising and sampling, commercial tagging, special events, specialty printing, licensing, point-of-purchase displays, couponing and interactive video and Internet services.

                  Industry Background. Consumer goods manufacturers typically employ two separate but related marketing programs to sell their products. First, they undertake a general advertising campaign, often engaging an advertising agency, to create an image for their product and to communicate that image to the consumer. A general advertising campaign typically employs television, radio, print media and other forms of communication designed to generate brand recognition and product awareness among consumers. Second, they undertake a promotional advertising program, often on a local or regional rather than national level, which may aim to induce the Trade to display and carry their products, and which may target the consumer to promote purchases and further increase brand name recognition. Promotion advertising may include broadcast media and may employ or integrate portions of the image created through the general advertising campaign, but it is typically more "directed" to the point of purchase, employing techniques such as couponing, sampling, incentives to the Trade, events, merchandising and licensing and similar efforts.

                  Promo Magazine's 1998 Annual Report on the Promotion Industry reported that the promotion industry continued to grow as consumer promotion expenditures increased $7.9 billion to $79.4 billion in 1997, reflecting an 11% increase in such expenditures over the prior year. According to the Annual Report, trends indicate a continuing increase in in-store and local market account specific directed promotions and a continuing increase in the use of the Internet to involve consumers. Additionally, packaged goods manufacturers continue to downsize their in-house marketing and promotion personnel to reduce general and administrative expenses, and correspondingly have increased their use of third party promotions businesses, such as Inmark, to utilize cost effective, innovative and efficient promotional programs maximizing budgeted expenditures.

                  The Company's Programs. The Company believes that it is well-positioned to meet the increasing demands of consumer product manufacturers by offering a range of customized, rather than "off the shelf", promotional programs. These programs provide turnkey implementation, and utilize creative development tools, sales support, relationships with media outlets, the Internet and other forms of visual communications, promotional products and activities, and administrative services. The Company's services are supported with an innovative management information system to gather, monitor, track and report the implementation status of each program. The Company's ability to capture data regarding sales activity and Trade acceptance of a particular program on a real time basis enables the Company and its clients to continually monitor and adjust the program to maximize its effectiveness. A Company promotional program may promote a client's products on a uniform basis nationwide or may be otherwise tailored for a particular regional or local market for a specific product. A program, localized for specific markets or products, can be coordinated with respect to both timing and expenditure, to run simultaneously with individual and customized programs nationwide.

                  The Company's promotional campaign strategies are typically implemented with the use of one or more of the following promotional products:

                  o Promotional Radio - Broadcast time for traditional concept, image and brand recognition advertising and as an incentive for Trade participation. Trade participation for a client often takes the form of tangible merchandising performance such as additional display of a client's products within the Trade's stores, an increase in the product inventory throughout the Trade's chain, a Trade's coupon circular or solo-mailers referencing and promoting the client's product. The Trade may also permit product sampling within one or more stores in the chain. The value of broadcast time made available to the Trade for its own discretionary use is a significant inducement for Trade participation and support of a promotional program because it provides to the Trade media which the Trade would otherwise have to purchase.

                  o Promotional Television - Broadcast time, to achieve objectives similar to those of promotional radio, and to create an incentive for Trade participation. The advertising value added through the Company's editing of a client's television commercial to include a specific Trade customer's name, logo and feature activity with the client's television advertising provides an incentive similar to promotional radio for Trade participation in the promotional program.

                  o Dealer Loaders - Awards, of various types and value, consisting of merchandise, travel, entertainment and or other services, offered to the Trade in return for providing specific in-store merchandising on behalf of a client's product.

                  o Special Events - Custom designed event marketing programs in support of client brand needs. These programs consist of creating, organizing, implementing and/or participating in tours, comedy and music events, competitions, fairs, festivals and college marketing events.

                  o In-Store Sampling and Demonstrations - Trained personnel providing sampling or demonstration of a client's product at various retail outlets including grocery, mass merchandise, beverage and drug stores.

                  o Trade/Account Specific Consumer Promotions - A full range of consumer in-store promotional programs, integrated with Trade-directed promotion programs, which are designed to increase consumer interest in a client's products and increase brand name recognition. These promotions include (a) merchandise giveaways in conjunction with product purchases; (b) vacation and product sweepstakes (for which the Company designs display materials, writes the rules, qualifies the winners and arranges travel plans or product ordering); (c) product sampling in one or more stores; and (d) traditional couponing.

                  o New Media - Use of the Internet and other forms of interactive visual communication designed to augment traditional media and reach audiences that prefer a more active media. The Company's new media services include Internet web site design, support, and development and provision of reliable, high-speed access and maintenance through the Company's own dedicated pipeline, computer based training, E-commerce and electronic sales presentations.

                  o Creative Services - A full range of services which include concept development, graphic design, copywriting, 3-D graphics and animation, illustration, photography and video.

                  Marketing Strategy. The Company's marketing strategy is to offer its clients creative promotional programs intended to produce objectively measurable results while removing from clients the significant burden of administrative and logistical details associated with such programs. This strategy has focused, and in the future will continue to focus, on clients in the packaged goods industry, where ample opportunities continue to exist. However, the Company also has broadened its strategy by offering its trade and consumer promotion products to clients in other industries which the Company believes can benefit from a comprehensive customized program on a turnkey implementation basis, such as financial services, entertainment, electronics, health care and transportation.

                  The Company believes that its strategy of attempting to provide comprehensive solutions to its clients' promotional advertising programs distinguishes it from certain of its competitors, which provide only specific promotional programs without office and field support (an integral part of the Company's business). The Company also believes that its strategy is more attuned to clients' needs, particularly as clients seek to contract out all promotional advertising for a specific product as a result of downsizing their in-house capabilities.

                  The Company's services are marketed directly by the Company's sales force consisting of forty-two salespersons operating out of fully staffed and/or sales offices located in Great Neck and New York, New York; Cincinnati and Cleveland, Ohio; Chicago and Barrington, Illinois; Birmingham, Alabama; Bloomington, Minnesota; Los Angeles, Laguna Hills and San Francisco, California; New Brunswick, New Jersey; Boston, Massachusetts; and Worcester, Pennsylvania.

                  Customers. The Company's principal clients are packaged goods and other consumer products manufacturers, generally among the Fortune 500, which are actively engaged in promoting their products both to the Trade and to consumers. The Company's clients include, among others, Colgate-Palmolive Company, General Mills, Inc., The Procter & Gamble Company, The Minute Maid Company, Bestfoods Specialty Products, Bayer Corporation, Lamb Weston Inc., Hillshire Farm & Kahn's, Inc., Starkist Seafood Company, Hewlett-Packard Company, Hunt Foods Company, Perdue Farms, Inc., The Quaker Oats Company, American Home Products Corporation, Fender Musical Instruments Corporation and Duracell Corporation. For the fiscal year ended March 31, 1999, before giving effect to the U.S. Concepts Acquisition and on a pro forma basis giving effect to the U.S. Concepts Acquisition by including the revenues of the predecessor of U.S. Concepts for its year ended December 31, 1998, the Company had one client, The Procter & Gamble Company, which accounted for approximately 11.6% and 21.2% of its revenues, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". To the extent that the Company continues to have a heavily weighted sales concentration with one or more clients, the loss of any such client could have a material adverse affect on the earnings of the Company. Unlike traditional general advertising firms, which are engaged as agents of record on behalf of consumer products manufacturers, promotional companies, including the Company, typically are engaged on a product- by-product, or project-by-project basis. However, the relationship of the Company and its predecessors with certain of its clients has continued for in excess of 20 years.

                  Competition. The market for promotional services is highly competitive, with hundreds of companies claiming to provide various services in the promotion industry. In general, the Company's competition is derived from two basic groups (which market their services to consumer products manufacturers): (a) other full service promotion agencies and (b) companies which specialize in one specific aspect or niche of a general promotional program. Other full service promotion agencies may be a part of or affiliated with larger general advertising agencies which have greater financial and marketing resources available than Inmark.
These competitors include Cato Johnson (which is affiliated with Young & Rubicam), J. Brown/LMC (which is affiliated with Grey Advertising), and Market Growth Resources (which is a division of True North Communications). Niche competitors include Don Jagoda, Inc., which specializes in sweepstakes; Act Media, Inc., a subsidiary of Heritage Media, Inc., which specializes in a broad range of in-store programs; and Catalina Marketing, Inc., which specializes in cash register couponing programs. See "Risk Factors Competition".

Employees

                   The Company currently has 210 full-time and 722 part-time employees, including 42 full-time and 3 part-time employees involved in sales, 134 full-time and 719 part-time employees in marketing support, program management and in-store sampling and demonstration, 12 full-time employees in new media and information technology and 22 full-time employees in finance and administration. None of the Company's employees is represented by a labor organization and the Company considers the relationships with its employees to be good.

Risk Factors

                  Dependence on Key Personnel. The Company's business is managed by a relatively small number of key management and operating personnel, the loss of certain of whom could have a material adverse impact on the Company's business. The Company believes that its future success will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. Each of the Company's key executives is a party to an employment agreement that expires in either 2001, 2002 or 2003 and thereafter automatically renews for an additional term of one year unless either party elects to terminate the agreement upon at least 60 days notice prior to the expiration of the then current term.

                  Customers.   The  Company's  principal  clients  are  consumer
product manufacturers, generally among the Fortune 500, which are actively engaged in promoting their products both to specific retail chains, groups of retailers or other sources of distribution and to consumers. As a substantial portion of the Company's sales have been dependent on one client or a limited concentration of clients, to the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise should such client or clients reduce their budgets allocated to the Company's activities. See "Description of Business - Customers".

                  Unpredictable Revenue Patterns. A significant portion of the Company's revenues are derived from large promotional programs which originate on a project by project basis. Since these projects are susceptible to change, delay or cancellation as a result of specific client financial or other circumstantial issues as well as changes in the overall economy, the Company's revenue is unpredictable and may vary significantly from period to period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                  Competition. The market for promotional services is highly competitive, with hundreds of companies claiming to provide various services in the promotion industry. Certain of these companies may have greater financial and marketing resources than those available to the Company. The Company competes on the basis of the quality and the degree of comprehensive service which it provides to its clients. There can be no assurance that the Company will be able to continue to compete successfully with existing or future industry competitors. See "Description of Business Competition".

                  Risks Associated with Acquisitions. An integral part of the Company's growth strategy is evaluating and, from time to time, engaging in discussions regarding acquisitions and strategic relationships. No assurance can be given that suitable acquisitions or strategic relationships can be identified, financed and completed on acceptable terms, or that the Company's future acquisitions, if any, will be successful.

                  Expansion Risk. The Company is experiencing a period of rapid expansion. This growth has increased the operating complexity of the Company as well as the level of responsibility for both existing and new management personnel. The Company's ability to manage its expansion effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The Company's inability to effectively manage its expansion could have a material adverse effect on its business.

                  Control by Executive Officers and Directors. The executive officers of the Company collectively beneficially own a significant percentage of the voting stock of Inmark and, in effect, have the power to influence strongly the outcome of all matters requiring stockholder approval, including the election or removal of directors and the approval of significant corporate transactions. Such voting could also delay or prevent a change in the control of Inmark in which the holders of the Inmark Common Stock could receive a substantial premium. In addition, the Loan Agreement requires the executive officers of Inmark maintain a minimum percentage of beneficial ownership of Inmark Common Stock during the term of the Loan Agreement.

                  Outstanding Indebtedness; Security Interest. Inmark, Services, Optimum and U.S. Concepts are parties to the $5,000,000 Revolving Credit Facility and to the $5,000,000 five-year Term Loan. The prompt and full payment and other performance of all of the obligations of Services, Optimum and U.S. Concepts under the Loan Agreement or otherwise to the lender or any affiliate of the lender are guaranteed by Inmark. As security for all of its obligations under the Loan Agreement, (a) Inmark, Services, Optimum and U.S. Concepts granted the lender a first priority lien on and security interest in all of the assets of Inmark, Services, Optimum and U.S. Concepts, including the stock of Services, Optimum and U.S. Concepts and the right, title and interest of Inmark, Services, Optimum and U.S. Concepts in and to the Optimum Agreement and the U.S. Concepts Agreement, and (b) Inmark pledged its shares of Services and U.S. Concepts, and Services pledged its shares of Optimum to the lender. If an event of default occurs under the Loan Agreement, at the lender's option, (i) the Revolving Credit Facility shall terminate, (ii) the principal and interest of the Loan and all other obligations under the Loan Agreement shall be immediately due and payable, and (iii) the lender shall be entitled to exercise any and all rights and remedies provided for in the Loan Agreement and in any document delivered to the lender in connection with the Loan Agreement, all rights and remedies of a secured party under the Uniform Commercial Code, and all other rights and remedies that may otherwise be available to the lender by agreement or at law or in equity. At March 31, 1999, the principal amount of the Company's notes payable to the lender under the Loan Agreement was $10,000,000 and, at that date, the Company was not in compliance with three of the financial covenants contained in the Loan Agreement; namely, the defined maximum senior debt leverage ratio, the minimum EBITDA and the maximum permitted capital expenditures. On June 30, 1999, the Company and the lender executed an amendment to the Loan Agreement pursuant to which the lender waived the Company's non-compliance with respect to such financial covenants with respect to the quarter ended March 31, 1999 and modifying such financial covenants in a manner that is consistent with the Company's business plan. There can be no assurance that the Company will be able to satisfy, on an ongoing basis, the amended financial covenants contained in the Loan Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

                  Shares Eligible for Future Sale. Future sales of shares of Inmark Common Stock by existing stockholders under Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"), or through the exercise of outstanding registration rights or the issuance of shares of Inmark Common Stock upon the exercise of options or warrants or conversion of convertible securities could materially adversely affect the market price of shares of Inmark Common Stock and could materially impair Inmark's future ability to raise capital through an offering of equity securities. Substantially all outstanding shares of Inmark Common Stock, other than those held by affiliates, are transferable without restriction under the Securities Act. No predictions can be made as to the effect, if any, that market sales of such shares or the availability of such shares for future sale will have on the market price of shares of Inmark Common Stock prevailing from time to time.


Forward Looking Statements.

                  This report contains or incorporates by reference forward-looking statements which the Company believes to be within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," 'should," "will," the negative thereof or other variations thereon or comparable terminology are intended to identify, forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company's expectations, include but are not limited to those described above in "Risk Factors". Other factors may be described from time to time in the Company's public filings with the Securities and Exchange Commission, news releases and other communications. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 2.  Properties.
------   ----------

                  The Company has the following leased facilities:

                                                                      Square        Annual
                 Facility                  Location                    Feet        Base Rent
                 --------                  --------                   ------       ---------
Principal office of Inmark
and principal and sales office of
Services                             Great Neck, New York             16,500        $292,000

Principal and sales office of
Optimum                              Cincinnati, Ohio                 17,000        $144,000

Principal and sales office of
U.S. Concepts                        New York, New York               11,500        $167,000

Other sales offices of               Barrington, Illinois                800
Services, Optimum,                   Chicago, Illinois                 1,400
and U.S. Concepts                    Cleveland, Ohio                     100
                                     Los Angeles, California             800
                                     San Francisco, California         2,650
                                     Laguna Hills, California            300
                                     Boston, Massachusetts               350
                                     New Brunswick, New Jersey           300
                                     Birmingham, Alabama                 100
                                     Minneapolis, Minnesota              300
                                     Worcester, Pennsylvania             100
                                                                     -------
                                                    Total              7,200        $149,000

Warehouses of Optimum,               Cincinnati, Ohio                  3,500
 and U.S. Concepts used              Los Angeles, California           1,000
for storage of promotional items     New York, New York                  400
                                     Miami Beach, Florida                600
                                     Boston, Massachusetts               200
                                     San Diego, California               200
                                     Chicago, Illinois                   800
                                     San Francisco, California         1,000
                                                                      ------
                                                                       7,700        $107,000

With the exception of the principal office leases for Great Neck, New York, Cincinnati, Ohio and New York, New York, which at March 31, 1999 have remaining terms of ten years, eleven years and seventeen months respectively, each of the Company's other facility leases is short term and annually renewable. For a summary of the Company's minimal rental commitments under all noncancelable operating leases as of March 31, 1999, see note 4 to the Notes to Consolidated Financial Statements.

Item 3.  Legal Proceedings.
------   -----------------

                  On April 30, 1999, U.S. Concepts was sued in the Superior Court of the State of California, County of San Francisco, by Ms. Star Norman for damages in excess of $25,000 plus unspecified punitive and other damages. The complaint arises out of plaintiff's claim of sex discrimination in violation of California Fair Employment and Housing Act and the California constitution and wrongful discharge in violation of public policy.

                  All of the acts  complained of took place prior to the date of incorporation  of U.S.  Concepts  in  Delaware  and at a time  when the  subject business was being conducted by a New York corporation, then named U.S. Concepts, Inc. and now named Murphy Liquidating Corporation ("Murphy Liquidating"). The subject business was acquired by U.S. Concepts from Murphy Liquidating on December 29, 1998. The Company intends to defend this case vigorously on the grounds that U.S. Concepts has no liability for the acts complained of because they all took place before the incorporation of U.S. Concepts in Delaware. The Company will also vigorously assert that U.S. Concepts never assumed the obligation of Murphy Liquidating, if there be one, in connection with the acquisition of the subject business. Further, the Company has notified Murphy Liquidating and its shareholder that it claims indemnification from them for any loss arising from this matter pursuant to indemnification agreements entered into in connection with the U.S. Concepts Acquisition.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

                  Not Applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ---------------------------------------------------------------------

Market Information

                  Effective December 17, 1996, Inmark Common Stock began trading on the Nasdaq SmallCap Market under the symbol IMKE. Prior to that date, Inmark Common Stock was traded over-the-counter on the OTC Electronic Bulletin Board under the same symbol. Prior to October 20, 1997, in addition to Inmark Common Stock, traded securities of Inmark included Units, Class A Warrants and Class B Warrants. The Units, Class A Warrants and Class B Warrants ceased to trade as the term of both the Class A Warrants and Class B Warrants expired. The following table sets forth for the periods indicated the high and low trade prices for Inmark Common Stock as reported by NASDAQ. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.
                                        Common Stock
                                        ------------
                                    High             Low
                                    ----             ---
Fiscal Year 1998
----------------

First Quarter                       5 1/8            4

Second Quarter                      6 1/2            4 1/2

Third Quarter                       7 15/16          5 3/8

Fourth Quarter                      7 3/16           4 3/4

Fiscal Year 1999
----------------

First Quarter                       12 1/2           5 1/32

Second Quarter                      10               4 7/8

Third Quarter                       8 15/16          5 10/32

Fourth Quarter                      9 10/32          3 15/16

                  On May 4, 1998, Inmark's Board of Directors declared a five-for-four stock split of Inmark Common Stock in the form of a twenty-five percent stock dividend payable on June 14, 1998 to stockholders of record as of May 14, 1998. On June 29, 1999, giving effect to the stock dividend, there were 4,513,481 shares of Inmark Common Stock outstanding, approximately 47 shareholders of record and approximately 700 beneficial owners whose shares are held by a number of financial institutions.

                  Inmark has never declared or paid cash dividends on Inmark Common Stock. The Company intends to retain earnings, if any, to finance future operations and expansion and does not expect to pay any cash dividends on Inmark Common Stock in the foreseeable future. In addition, pursuant to the terms of the Loan Agreement, the Company may only pay a cash dividend one time in each fiscal year subsequent to the fiscal year ended March 31, 1999 and may only pay such dividend

(a) in an amount not in excess of 25% of the Company's net income for the immediately preceding fiscal year, (b) if no event of default shall have occurred and be continuing or will occur as a result of making such dividend, and (c) if the Company has made the mandatory prepayments of outstanding principal required by the Loan Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Recent Sales of Nonregistered Securities

                  On December 29, 1998, 30,000 unregistered shares of Inmark Common Stock were issued to Murphy Liquidating in partial payment of the purchase price for the U.S. Concepts Acquisition. The shares were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act as the U.S. Concepts Acquisition was a transaction not involving a public offering within the meaning of the Securities Act.


Item 6.  Selected Financial Data.
------   -----------------------

                  The Merger on September 29, 1995 of Inmark Services, Inc. into a newly-formed wholly-owned subsidiary of Inmark was accounted for as a reverse purchase of Inmark by Inmark Services, Inc., and for financial accounting and reporting purposes, Inmark Services, Inc. is treated as the acquirer. Accordingly, the selected financial data reported below for periods prior to April 1, 1995 is that of Inmark Services, Inc. and its predecessors. The financial statements of the Company and of Inmark Services, Inc. are not comparable to those of its predecessors due to the application of purchase accounting adjustments as a result of the Inmark Services, Inc. management-led buyout of Spar, one of those predecessors.

                                          Year Ended      Year Ended         Year Ended      Year Ended      Year Ended
                                           March  31,      March  31,         March 31,       March 31,       March 31,
                                            1995 (1)       1996 (2)             1997           1998 (3)        1999 (4)
                                          ------------    ------------       -----------     ------------    -----------

Statement of Operations Data:

Sales                                     $13,670,938     $14,645,990        $18,901,730      $25,965,780    $38,781,136

Gross Profit                                4,453,233       4,497,192          6,291,821        8,403,363     12,469,901

Income before Income Taxes                  1,248,886         461,486          2,129,579        3,579,445      2,230,900

Provision (Benefit) for Income Taxes           19,495        (506,161)          (159,924)       1,300,000        892,361

Net Income                                  1,229,391         967,647          2,289,503        2,279,445      1,338,539

Net Income per Common and Common Equivalent Share*:
     Basic                                       **           $.46               $.64             $.63           $.30

     Diluted                                     **           $.38               $.51             $.50           $.24

* Adjusted  for the  five-for-four  stock  split  effective  May 14, 1998

** Not applicable as companies were privately owned


                                            March 31,     March 31,      March 31,      March 31,     March 31,
                                              1995          1996           1997         1998 (5)        1999
                                            ---------     ---------      ---------      ---------     ---------
Balance Sheet Data:

Working Capital (deficiency)              $(2,204,473) $   (846,489)    $1,859,868  $   2,446,502  $  3,146,441

Total Assets                                5,242,136     5,118,569      8,559,840     30,818,389    42,452,443

Long-Term Debt                                    -             -              -        9,500,000    11,875,000

Total Liabilities                           5,241,986     3,104,792      4,022,459     20,145,423    29,875,338

Stockholders Equity                               150     2,013,777      4,537,381     10,672,966    12,577,105


(1) Represents operations of Spar which was acquired by Inmark Services, Inc. on April 3, 1995 in a transaction accounted for as a purchase.

(2) Includes operations of Inmark Services, Inc. for the entire year and the Company from the September 29, 1995 Merger date.

(3) Represents operations of the Company excluding the operations of Optimum Group, Inc. acquired on March 31, 1998.

(4) Represents operations of the Company and the operations of U.S. Concepts, Inc., which was acquired on December 29, 1998, for the three months ended March 31, 1999.

(5) Includes assets and liabilities of Optimum Group, Inc. acquired on March 31, 1998. See consolidated financial statements of the Company appearing elsewhere herein.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations.
         -------------

         On March 31, 1998, Optimum, an indirect wholly-owned subsidiary of the Company, acquired the Optimum business for a purchase price of $15,743,000 consisting of $9,298,000 in cash (including expenses), a subordinated note of the Company in the principal amount of $2,500,000 and 565,385 shares of newly issued Inmark Common Stock valued at $3,675,000. In connection with the Optimum Acquisition, Optimum assumed liabilities in the amount of $1,884,000. The Optimum Acquisition has been accounted for as a purchase by the Company as at March 31, 1998. Accordingly, as discussed below, results of operations for the year ended March 31, 1998 represent the operations of the Company excluding Optimum. However, the consolidated balance sheet of the Company at March 31, 1998 includes the Optimum balance sheet at that date.

         On December 29, 1998, U.S. Concepts, a Delaware corporation and a wholly-owned subsidiary of Inmark, acquired the business conducted by U.S. Concepts, Inc., a New York corporation, for a purchase price of $1,660,000 consisting of $1,410,000 in cash (including expenses) and 30,000 shares of newly issued Inmark Common Stock valued at $250,000. In the event that U.S. Concepts achieves specified pre-tax earnings during the four-year period commencing on January 1, 1999, additional installments of purchase price totaling up to $2,500,000 may be payable. At the option of the recipient 50% of such installments may be paid in shares of the Inmark Common Stock. In connection with the U.S. Concepts Acquisition, U.S. Concepts assumed liabilities in the amount of $2,500,000. Accordingly, as discussed below, results of operations for the year ended March 31, 1999 represent the operations of the Company including the operations of U.S. Concepts for the three months ended March 31, 1999. The following information should be read together with the consolidated financial statements and notes thereto included elsewhere herein.

General

         The Company's sales are generated from projects subject to contracts which require the Company to provide its services within specified time periods of generally ranging up to twelve months. As a result, the Company has projects in process at various stages of completion. With respect to each project, sales are recognized based upon the estimated percentage-of-completion of the project. On any given date, the estimated percentage-of-completion of a project is measured by the cost of the Company's services expended to such date on such project compared to the total cost of such required to be incurred in connection with such project. The Company's business is such that sales may vary considerably from quarter to quarter.

         The Company's direct expenses consist primarily of direct labor costs; costs to purchase media and program merchandise; cost of production, merchandise warehousing and distribution, and third-party contract fulfillment; and other directly related program expenses. Direct expenses do not include the salaries and benefits of the employees of Services servicing or otherwise involved in the administration of promotional programs or overhead expenses which could otherwise be allocated to such programs.

         For Fiscal 1999, before giving effect to the U.S. Concepts Acquisition, and on a pro forma basis giving effect to the U.S. Concepts Acquisition by including the revenues of the predecessor of U.S. Concepts for the year ended December 31, 1998, the Company had one client, The Procter & Gamble Company, which accounted for approximately 11.6% and 21.2%, respectively, of its revenues. In comparison, in Fiscal 1998, the Company had one client, Colgate-Palmolive Company, which accounted for approximately 34.4% of the Company's sales. To the extent the Company's sales are dependent on one client or a limited concentration of clients, and such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise should such client or clients reduce their budgets allocated to the Company's activities.

Results of Operations

         The following table presents operating data of the Company, expressed as a percentage of sales for each of the fiscal years ended March 31, 1999, 1998 and 1997:

                                                                            Year Ended March 31,
                                                        ------------------------------------------------------------
                                                              1999                  1998                  1997
                                                        ----------------     ------------------     ----------------

Statement of Operations Data:
Sales                                                         100.0%                 100.0%               100.0%
Direct expenses                                                67.8%                  67.6%                66.7%
Gross profit                                                   32.2%                  32.4%                33.3%
Salaries                                                       13.1%                  12.1%                13.2%
Selling, general and administrative expense                    11.4%                   7.0%                 8.9%
Total operating expense                                        24.6%                  19.2%                22.1%
Operating income                                                7.6%                  13.2%                11.2%
Interest expense (income), net                                  1.9%                  (0.6%)               (0.1%)
Income before provision for taxes                               5.8%                  13.8%                11.3%
Provision (benefit) for income taxes                            2.3%                   5.0%                (0.8%)
Net income                                                      3.5%                   8.8%                12.1%
Other Data:
EBITDA                                                         10.6%                  14.6%                13.0%

         The following table presents operating data of the Company, expressed as a comparative percentage of change from the immediately preceding fiscal year for each of the fiscal years ended March 31, 1999, 1998 and 1997:

                                                                            Year Ended March 31,
                                                        ------------------------------------------------------------
                                                              1999                  1998                  1997
                                                        ----------------     ------------------     ----------------
Statement of Operations Data:
Sales                                                           49.4%                  37.4%                29.1%
Direct expenses                                                 49.8%                  39.3%                24.3%
Gross profit                                                    48.4%                  33.6%                39.9%
Salaries                                                        61.4%                  26.2%                17.8%
Selling, general and administrative expense                    142.9%                   8.8%               (16.4%)
Total operating expense                                         91.3%                  19.2%                 1.2%
Operating income                                               (13.9%)                 61.9%               472.1%
Interest expense (income), net                                 568.9%              (1,058.0%)              (85.6%)
Income before provision for income taxes                       (37.7%)                 68.1%               361.5%
Provision (benefit) for income taxes                           (31.4%)                912.9%               (68.4%)
Net income                                                     (41.3%)                 (0.4%)              136.6%
Other Data:
EBITDA                                                           9.0%                  54.5%               169.0%



Fiscal Year 1999 Compared to Fiscal Year 1998

         Sales. Sales for the fiscal year ended March 31, 1999 ("Fiscal 1999") were $38,781,000, compared to sales of $25,966,000 for the fiscal year ended March 31, 1998 ("Fiscal 1998"), an increase of $12,815,000. The increase was primarily attributable to the inclusion of the sales of Optimum for the full fiscal year and the sales of U.S. Concepts for the three month period ended March 31, 1999 which combined totaled $14,300,000. Such increase was partially offset by a decrease in sales for the fourth quarter primarily resulting from the reduction and cancellation of certain sales contracts and a deferral by customers of anticipated sales to the fiscal year ending March 31, 2000 ("Fiscal 2000"). At March 31, 1999, the Company's sales backlog, inclusive of
approximately   $8,700,000   attributable   to  U.S.   Concepts,   amounted   to
approximately $16,600,000, compared to a sales backlog of approximately $6,200,000 at March 31, 1998.

         Direct Expenses. Direct expenses for Fiscal 1999 were $26,311,000, compared to direct expenses of $17,562,000 for Fiscal 1998, an increase of $8,749,000. The increase was primarily attributable to the inclusion of the direct expenses of Optimum for the full fiscal year and of the direct expenses of U.S. Concepts for the three months ended March 31, 1999, which combined totaled $9,356,000. Such increase was partially offset by the reduction of direct expenses of Services related to its fourth quarter decrease in sales. The increase in direct expenses as a percentage of sales for Fiscal 1999 was primarily the result of client programs in the aggregate having a slightly lower gross profit margin than the mix of client programs in Fiscal 1998.

         As a result of the changes in sales and direct expenses, the Company's gross profit for Fiscal 1999 increased to $12,470,000 from $8,403,000 for Fiscal 1998.

         Operating Expenses. Operating expenses for Fiscal 1999 increased by $4,544,000 and amounted to $9,521,000, compared to operating expenses of $4,977,000 for Fiscal 1998. The increase in operating expenses for Fiscal 1999 was primarily the result of (A) the inclusion of the operating expenses of Optimum and U.S. Concepts totaling $3,433,000, and (B) an increase of approximately $1,111,000 primarily related to the overall expansion and increase in the level of operations. The $3,433,000 of operating expenses of Optimum and U.S. Concepts included in Fiscal 1999 consisted of approximately (i) $1,443,000 in salaries, bonuses and related employee payroll expenses and (ii) $1,990,000 of selling, general and administrative expenses (which included approximately $647,000 of amortization of goodwill and deferred financing costs associated with the Optimum Acquisition and the U.S. Concepts Acquisition).

         Interest Income/Expense. For Fiscal 1999, the Company incurred net interest expense of $718,000, as a result of bank borrowings for the Optimum Acquisition and the U.S. Concepts Acquisition and notes issued in connection with the Optimum Acquisition. For Fiscal 1998, the Company had interest income of $153,000 and was debt free. The Company's note obligation and bank borrowings have principal payments scheduled to commence on March 31, 2000 and June 30, 2000 respectively. The Company anticipates that it will continue to incur significant interest expense for the Fiscal 2000 and thereafter.

         Income Before Provision for Income Taxes. For Fiscal 1999, the Company had income before provision for income taxes equal to $2,231,000. In comparison, for Fiscal 1998, the Company's income before provision for income taxes was $3,579,000.

         Provision For Income Taxes. For Fiscal 1999, the Company made a provision for federal, state and local income taxes in the amount of $892,000, based upon the Company's effective tax rate for Fiscal 1999. However, such provision does not give effect to exercise of stock options and warrants during Fiscal 1998 by two former officers and directors of the Company which resulted in a tax benefit of approximately $310,000 which was recorded as additional paid-in capital in Fiscal 1999. For Fiscal 1998, the Company made a provision for federal, state and local income taxes in the amount of $1,300,000 based upon the Company's estimated effective tax rate for the fiscal year.

         Net Income. As a result of the items discussed above, the Company's net income for Fiscal 1999 was $1,339,000 compared to $2,279,000 for Fiscal 1998.

Fiscal Year 1998 Compared to Fiscal Year 1997

         Sales. Sales for Fiscal 1998 were $25,966,000 compared to sales of $18,902,000 for the fiscal year ended March 31, 1997 ("Fiscal 1997"), an increase of $7,064,000. The increase was the result of an overall increase in sales contracts primarily from new clients. At both March 31, 1998 and 1997, the Company's sales backlog amounted to approximately $6,200,000.

         Direct Expenses. Direct expenses for Fiscal 1998 were $17,562,000 compared to direct expenses of $12,610,000 for Fiscal 1997. The increase in the amount of direct expenses for Fiscal 1998 principally relates to the increase in sales for Fiscal 1998, whereas the increase in direct expenses as a percentage of sales for Fiscal 1998 primarily resulted from client programs which in the aggregate had a lower gross profit margin than the mix of client programs in Fiscal 1997.

         As a result of the changes in sales and direct expenses, the Company's gross profit for Fiscal 1998 increased to $8,403,000 from $6,292,000 for Fiscal 1997.

         Operating Expenses. Operating expenses for Fiscal 1998 increased by $802,000 and amounted to $4,977,000 compared to operating expenses of $4,175,000 for Fiscal 1997. The increase in operating expenses for Fiscal 1998 resulted primarily from (i) the aggregate increase of approximately $691,000 attributable to increases in salaries and related payroll taxes principally related to the employment of additional personnel and an overall increase in base salaries, management bonuses and employee benefits such as medical insurance and 401K
Retirement Plan contributions; and (ii) the increase in selling, general and administrative expenses related to the overall increase in the level of operations.

         Interest Income. For Fiscal 1998, the Company had interest income from short term investments of $153,000 without incurring any interest expense, whereas for Fiscal 1997, the Company had net interest income of $13,000.

         Income Before Provision for Income Taxes. For Fiscal 1998, the Company had income before provision for income taxes equal to $3,579,000. In comparison, for Fiscal 1997, the Company's income before provision for income taxes was $2,130,000.

         Provision for Income Taxes. For Fiscal 1998, the Company made a provision for federal, state and local income taxes in the amount of $1,300,000 based upon the Company's estimated effective tax rate for the fiscal year. The provision takes into account approximately $110,000 of deferred tax benefits expected to be realized from the reduction in the valuation allowance for deferred tax assets. For Fiscal 1997, the Company's provision for income taxes reflected a tax benefit of $160,000.

         Net Income. As a result of the items discussed above, the Company's net income for Fiscal 1998 was $2,279,000 compared to $2,290,000 for Fiscal 1997.

Liquidity and Capital Resources

         Effective March 31, 1998, the Company entered into the Loan Agreement pursuant to which the Company obtained the $5,000,000 five-year Term Loan and the $5,000,000 Revolving Loan Facility. On March 31, 1998, the Company borrowed $5,000,000 under the Term Loan and $2,000,000 under the Revolving Loan Facility to finance the Optimum Acquisition. In connection with the Loan, the Company paid a one-time closing fee of $100,000 and pays quarterly in arrears (i) a commitment fee at the rate of one-quarter of one percent per annum on the unused portion of the Revolving Loan Facility and (ii) interest on the unpaid principal amount of each loan outstanding during the quarter at a rate per annum which, conditioned upon the Company's satisfying certain defined debt to equity ratios is, at the option of the Company, equal to either the rate applicable to an equivalent term Eurodollar loan rate plus between one and one-half percent and two percent or the bank's prime rate plus up to an additional two percent. The Term Loan requires quarterly payments commencing on June 30, 2000 and to end on March 31, 2003. The Loan is secured by a first priority lien and security interest in all the assets of the Company. In addition, the Loan Agreement provides for a number of negative and affirmative covenants, restrictions and limitations and other conditions including among others, (i) limitations regarding the payment of cash dividends, (ii) use of proceeds, (iii) maintenance of minimum quarterly earnings, (iv) compliance with a defined maximum senior debt leverage ratio and fixed charge coverage ratio, and (v) maintenance of a minimum percentage of beneficially owned shares of the Company held by the Company's management.

         On December 29, 1998, to finance the U.S. Concepts Acquisition, the Company utilized the Revolving Credit Facility, increasing its outstanding borrowings to the maximum amount then available. On January 14, 1999, in order to provide for short term financing needs, the Loan Agreement was amended to increase the principal amount available under the Revolving Credit Facility from $5,000,000 to $7,000,000 for the period from January 14, 1999 through December 31, 1999. At March 31, 1999, the Company's notes payable to the bank amounted to $10,000,000 and, at that date, the Company was not in compliance with three of the financial covenants of the Loan Agreement; namely, the defined maximum senior debt leverage ratio, the minimum EBITDA and the maximum permitted capital expenditures.

         On June 30, 1999, the Loan Agreement was further amended to reduce the principal amount available under the Revolving Loan Facility from $7,000,000 to $5,000,000 and to modify certain financial covenants. In connection with the June 30, 1999 amendment, the bank granted waivers of the Company's non-compliance with respect to such financial covenants with respect to the quarter ended March 31, 1999. There can be no assurance that the Company will be able to satisfy, on an ongoing basis, the modified financial covenants of the Loan Agreement. See note 5 to "Notes to Consolidated Financial Statements-Long-Term Debt."

         For the period from April 24, 1996 until March 31, 1998, the Company's activities were funded with internally generated cash flow primarily from operations.

         At March 31, 1999, the Company had cash and cash equivalents of $2,688,000, working capital of $3,146,000, bank loans of $10,000,000, subordinated debt of $2,500,000 and stockholders' equity of $12,577,000 compared to cash and cash equivalents of $1,460,000, working capital of $2,447,000, bank loans of $7,000,000, subordinated debt of $2,500,000 and stockholders' equity of $10,673,000 at March 31, 1998. Management believes that the Company's existing cash position and credit facility combined with internally generated cash flow will satisfy its cash requirements for Fiscal 2000, subject to the Company obtaining satisfactory modifications of the Loan Agreement as discussed above. To the extent that the Company is required to seek additional external financing in the form of a revised or replacement credit facility, equity or debt, there can be no assurance that the Company will be able to obtain such additional funding.

         The $1,228,000 increase in the Company's cash and cash equivalents at March 31, 1999 resulted primarily from the Company's net cash provided by operating activities and the proceeds from bank borrowings reduced by funds used to finance the U.S. Concepts Acquisition and to purchase fixed assets.

         Net cash provided by operating activities during Fiscal 1999 was $127,000, due principally to $1,339,000 of net income, $1,179,000 of depreciation and amortization expense, $542,000 of deferred income taxes, an increase of $1,525,000 in deferred revenue and an increase of $1,682,000 in accounts payable and accrued liabilities which amounts were offset by an increase of $667,000 in accounts receivable, an increase of $4,253,000 in unbilled contracts in progress, an increase of $1,050,000 in prepaid taxes and a net change of $30,000 in other operating assets and liabilities. In comparison, net cash provided by operating activities in Fiscal 1998 was $1,933,000 which was principally derived from net income of $2,279,000 and the addition of non-cash charges of $1,361,000, offset by net changes in operating assets and liabilities of $1,708,000 primarily attributable to increases in accounts receivable, unbilled contracts in progress and prepaid taxes and offsetting increases in accrued costs and expenses.

         For Fiscal 1999, net cash used in investing activities amounted to $1,904,000 of which $1,277,000 was used in connection with the U.S. Concepts Acquisition and $627,000 was used for the purchase of fixed assets. In comparison, for Fiscal 1998 net cash used in investing activities amounted to $9,242,000 of which $9,192,000 was used in connection with the Optimum Acquisition and $51,000 was used for the purchase of fixed assets.

         For Fiscal 1999, financing activities, consisting of bank borrowings of $3,000,000 and proceeds of $6,000 from the exercise of stock options, provided net cash of $3,006,000 which was primarily used for the cash requirements of the U.S. Concepts Acquisition and to supplement short term working capital. For Fiscal 1998, financing activities provided cash of $7,057,000 principally from
(i) bank borrowings of $7,000,000 used for a portion of the Optimum Acquisition purchase price and (ii) proceeds of $181,000 from the exercise of stock options and warrants of which $125,000 was used for financing costs related to the Optimum Acquisition.

         At March  31,  1998,  the  Company  had cash  and cash  equivalents  of
$1,460,000,   working   capital  of   $2,447,000,   bank  loans  of  $7,000,000,
subordinated debt of $2,500,000 and stockholders' equity of $10,673,000 compared to cash and cash equivalents of $1,713,000, working capital of $1,860,000, no bank loans or subordinated debt and stockholders' equity of $4,537,000 at March 31, 1997. The incurrence of bank loans and subordinated debt during Fiscal 1998 and the increase in shareholders' equity to the extent in excess of the Company's net income for Fiscal 1998 were related solely to the Optimum Agreement.

         Primarily as a result of the use of funds for the Optimum Acquisition which offset the net cash provided by operating activities during Fiscal 1998, the Company's cash and cash equivalents balances decreased by $253,000 and amounted to $1,460,000 at March 31, 1998.

         Operating activities during Fiscal 1998 provided $1,933,000 in cash, principally from net income of $2,279,000 and the addition of non-cash adjustments of $1,361,000. Such amounts were offset by net changes in operating assets and liabilities of $1,708,000 primarily attributable to increases in accounts receivable, unbilled contracts in progress and prepaid taxes and offsetting increases in accrued costs and expenses. In comparison, operating activities in Fiscal 1997 provided $841,000 in cash, principally from net income of $2,290,000. Such net income was offset by non-cash adjustments of $106,000 and net changes in operating assets and liabilities of $1,343,000 primarily attributable to an increase in accounts receivable and an offsetting increase in accrued costs and expenses.

         For Fiscal 1998, cash used in investing activities amounted to $9,242,000 of which $9,192,000 was used in connection with the Optimum Acquisition $51,000 was used for the purchase of fixed assets. This compares to the net cash provided from investing activities of $109,000 for Fiscal 1997 which resulted from the release to the Company of $250,000 of restricted cash held by a factor pursuant to its then expiring factoring agreement and the use of $141,000 for the purchase of fixed assets.

         For Fiscal 1998, financing activities provided cash of $7,057,000 compared to cash of $63,000 for Fiscal 1997. In Fiscal 1998, the cash provided was principally the result of bank borrowings of $7,000,000, pursuant to the Company's loan agreement (used for a portion of the Optimum Acquisition purchase price) and, to a lesser extent proceeds of $181,000 from the exercise of stock options and warrants. In comparison, for Fiscal 1997, the net cash provided by financing activities included a decrease of $579,000 in the amount due from factor, receipt of $288,000 of proceeds from the exercise of stock options, the repayment of notes payable to Spar of $750,000 and the repurchase of Inmark Common Stock for $54,000.

Quantitative and Qualitative Disclosures About Market Risk

         The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds with portfolios of investment grade corporate and U.S. government securities and, secondarily, from its Long-Term debt arrangements. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. See note 5 to "Notes to Consolidated Financial Statements-Long Term Debt."

Recent Accounting Developments

         Effective April 1, 1998, the Company adopted SFAS 130 "Reporting Comprehensive Income" which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. The adoption of SFAS 130 did not have an impact on the Company's financial position or results of operations.

         On April 1, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", which established standards to report information about operating segments and related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not have an impact on the Company's reporting of its results of operations and financial position since the Company operates in one segment.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not believe that the implementation of SFAS 133 will have a material effect on its financial position or results of operations.

Other Matters

         Year 2000 issues relate to the potential for system and processing failures of date related data as a result of computer controlled systems using two digits rather than four to define the applicable year. The result could be system failure or miscalculations which could cause disruptions to operations.

         State of Readiness - The Company has evaluated its computer systems and has determined that its systems require software upgrades to make them Year 2000 compliant. The Company has purchased vendor software which is Year 2000 compliant and is currently in the installation process. The Company does not have any significant in-house developed software. The Company's computer systems are not interdependent with the computer systems of its vendors and others with which the Company transacts business.

         Costs - Based on its assessment to date, the Company's incremental costs to modify or upgrade it P.C. based systems should not be material.

         Risks - The most reasonably likely worst case Year 2000 scenario would be failures beyond the control of the Company such as telecommunications or electrical failures. In addition, Year 2000 problems may effect its customers and others with which the Company transacts business. The Company believes its primary business risks would include, but not be limited to, delays in implementing customer marketing programs, lost customers and increased operating costs.

         Company Plan - The Company is discussing year 2000 issues with its customers and vendors but has not yet formalized any contingency plans.

Item 8.  Financial Statements.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         Page
                                                                                         ----

Consolidated Financial Statements of Inmark Enterprises, Inc.
     Independent Auditors' Report .........................................................26
     Consolidated Balance Sheets as of March 31, 1999 and 1998.............................27
     Consolidated Statements of Operations for the years ended
         March 31, 1999, 1998 and 1997.................................................... 28
     Consolidated Statements of Stockholders' Equity for the years ended
         March 31, 1999, 1998 and 1997.................................................... 29
     Consolidated Statements of Cash Flows for the years ended
         March 31, 1999, 1998 and 1997 ....................................................30
     Notes to Consolidated Financial Statements............................................31



                                      -25-

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inmark Enterprises, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles.



                                    KPMG LLP

Melville, New York
June 10, 1999, except as to
     note 5, which is as of
     June 30, 1999


                                               INMARK ENTERPRISES, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                               MARCH 31, 1999 AND 1998

                                                                                1999               1998
                                                                            ------------     -----------



                                Assets
Current assets:
    Cash and cash equivalents                                         $        2,687,575       1,459,909
    Accounts receivable                                                        7,042,640       5,648,555
    Unbilled contracts in progress                                             9,537,540       5,284,686
    Deferred tax asset                                                                 -          83,442
    Prepaid taxes                                                              1,502,431         452,291
    Prepaid expenses and other current assets                                    376,593         163,042
                                                                            ------------     -----------
           Total current assets                                               21,146,779      13,091,925
                                                                            ------------     -----------

Furniture, fixtures and equipment, at cost                                     1,820,479       1,006,779
Less accumulated depreciation                                                    453,341         191,522
                                                                            ------------     -----------
                                                                               1,367,138         815,257
                                                                            ------------     -----------

Notes receivable from officer                                                    225,000         225,000
Goodwill, net of amortization of $1,744,155 and $851,377                      19,548,929      16,534,950
Deferred financing costs, net of amortization of $24,900 and $0                   99,600         124,500
Other assets                                                                      64,997          26,757
                                                                            ------------     -----------
           Total assets                                               $       42,452,443      30,818,389
                                                                            ============     ===========

                 Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                  $        3,499,388       1,601,751
    Deferred revenue                                                           3,096,698         642,223
    Accrued job costs                                                          8,841,958       7,693,522
    Accrued compensation                                                         320,273         314,876
    Other accrued liabilities                                                    991,137         298,791
    Deferred taxes payable                                                       625,884               -
    Subordinated notes payable - current                                         625,000               -
    Accrued taxes payable                                                              -          94,260
                                                                            ------------      ----------
           Total current liabilities                                          18,000,338      10,645,423

Notes payable bank - long term                                                10,000,000       7,000,000
Subordinated notes payable - long term                                         1,875,000       2,500,000
                                                                            ------------     -----------
           Total liabilities                                                  29,875,338      20,145,423
                                                                            ------------     -----------

Stockholders' equity:
    Class A convertible preferred stock, par value $.001;
         authorized 650,000 shares; none issued and  outstanding                       -               -
    Class B convertible preferred stock, par value $.001;
         authorized 700,000 shares; none issued and outstanding                        -               -
    Preferred stock, undesignated; authorized 3,650,000
        shares; none issued and outstanding                                            -               -
    Common stock, par value $.001; authorized 25,000,000
        shares; issued and outstanding 4,513,481 shares at March 31,
        1999 and 4,475,326 shares at March 31, 1998                                4,513           4,475
    Additional paid-in capital                                                 5,697,458       5,131,896
    Retained earnings                                                          6,875,134       5,536,595
                                                                            ------------     -----------
           Total stockholders' equity                                         12,577,105      10,672,966
                                                                            ------------     -----------
           Total liabilities and stockholders' equity                 $       42,452,443      30,818,389
                                                                            ============     ===========

See accompanying notes to consolidated financial statements.



                                                      INMARK ENTERPRISES, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               YEARS ENDED MARCH 31, 1999, 1998, 1997

                                                                   1999                    1998                    1997
                                                              ---------------         --------------          ---------------


Sales                                                        $     38,781,136             25,965,780               18,901,730
Direct expenses                                                    26,311,235             17,562,417               12,609,909
                                                              ---------------         --------------          ---------------

      Gross profit                                                 12,469,901              8,403,363                6,291,821
                                                              ---------------         --------------          ---------------


Salaries                                                            5,084,098              3,150,751                2,497,325
Selling, general and administrative expense                         4,436,934              1,826,278                1,678,139
                                                              ---------------         --------------          ---------------

      Total operating expenses                                      9,521,032              4,977,029                4,175,464
                                                              ---------------         --------------          ---------------

      Operating income                                              2,948,869              3,426,334                2,116,357

Interest income (expense), net                                       (717,969)               153,111                   13,222
                                                              ---------------         --------------          ---------------

Income before income taxes                                          2,230,900              3,579,445                2,129,579
Provision for income taxes (benefit)                                  892,361              1,300,000                 (159,924)
                                                              ---------------         --------------          ---------------


      Net income                                            $       1,338,539              2,279,445                2,289,503
                                                              ===============         ==============          ===============


Net income per share:

Basic                                                       $            .30        $          .63        $             .64
                                                              ===============         ==============          ===============

Diluted                                                     $            .24        $          .50        $             .51
                                                              ===============         ==============          ===============


Weighted average number of shares outstanding:

Basic                                                               4,487,763              3,590,935                3,584,375
                                                              ===============         ==============           ==============

Diluted                                                             5,671,702              4,587,106                4,494,267
                                                              ===============         ==============           ==============


Reconciliation of weighted average shares used for basic and diluted computation is as follows:

   Weighted average shares - Basic                                  4,487,763              3,590,935                3,584,375

   Dilutive effect of options and warrants                          1,183,939                996,171                  909,892
                                                             ----------------         --------------           --------------

   Weighted average shares - Diluted                                5,671,702              4,587,106                4,494,267
                                                             ================         ==============           ==============


See accompanying notes to consolidated financial statements.


                                                   INMARK ENTERPRISES, INC.
                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                                                               Additional                           Total
                                                   Common Stock                 Paid-in          Retained       Stockholders'
                                                  par value $.001               Capital          Earnings          Equity
                                         ---------------------------------   --------------    -------------   ---------------
                                             Shares             Amount
                                         ---------------    --------------

Balance, March 31, 1996                        3,255,314    $        3,255     $  1,042,875      $   967,647     $   2,013,777

Exercise of warrants and options                 351,875               352          287,249                -           287,601

Repurchase of common stock                       (62,500)              (63)         (53,437)               -           (53,500)

Net income                                             -                 -                -        2,289,503         2,289,503
                                         ---------------    --------------   --------------    -------------   ---------------

Balance, March 31, 1997                        3,544,689             3,544        1,276,687        3,257,150         4,537,381

Exercise of warrants and options                 223,906               224          180,814                -           181,038

Acquisition of Optimum Group, Inc.               706,731               707        3,674,395                -         3,675,102

Net income                                             -                 -                -        2,279,445         2,279,445
                                         ---------------    --------------   --------------    -------------   ---------------

Balance, March 31, 1998                        4,475,326             4,475        5,131,896        5,536,595        10,672,966

Exercise of warrants and options                   8,155                 8            5,592                -             5,600

Acquisition of U.S. Concepts, Inc.                30,000                30          249,970                -           250,000

Tax benefit from exercised options                     -                 -          310,000                -           310,000

Net income                                             -                 -                -        1,338,539         1,338,539
                                         ---------------    --------------   --------------    -------------   ---------------

Balance, March 31, 1999                        4,513,481    $        4,513     $  5,697,458      $ 6,875,134     $  12,577,105
                                         ===============    ==============   ==============    =============   ===============



See accompanying notes to consolidated financial statements.



                                                       INMARK ENTERPRISES, INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                                                            1999                 1998                   1997
                                                                      ---------------      ----------------      -----------------


Cash flows from operating activities:
    Net income                                                       $      1,338,539             2,279,445              2,289,503
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                       1,179,497               362,658                335,985
        Deferred income taxes                                                 542,442               998,691               (442,133)
        Changes  in  operating  assets  and  liabilities,
          net  of  effects  of acquisitions:
           Increase in accounts receivable                                   (667,014)             (846,606)            (2,780,866)
           Increase in unbilled contracts in progress                      (4,252,854)           (5,284,686)                     -
           Increase in notes receivable - officer                                   -               (25,000)                     -
           (Increase) decrease in prepaid expenses and other assets          (171,337)              144,592               (229,403)
           Increase in prepaid taxes                                       (1,050,140)             (452,291)                     -
           Increase (decrease) in accounts payable                            226,486               221,451               (331,135)
           Increase in accrued job costs                                    1,148,436             3,841,528              1,921,867
           Increase (decrease) in other accrued liabilities                   396,435               (18,113)               (42,732)
           Increase in deferred revenue                                     1,524,909               642,223
           Increase (decrease) in accrued compensation                          5,397                69,347                119,667
           Decrease in accrued taxes payable                                  (94,260)                 (133)                     -
                                                                      ---------------      ----------------      -----------------

           Net cash provided by operating activities                          126,536             1,933,106                840,753
                                                                      ---------------      ----------------      -----------------

Cash flows from investing activities:
    Purchases of fixed assets                                                (627,284)              (50,554)              (141,426)
    Release of restricted cash from factor                                          -                     -                250,000
    Acquisitions, net of cash acquired*                                    (1,277,186)           (9,191,932)                     -
                                                                      ---------------      ----------------      -----------------

           Net cash (used in) provided by investing activities             (1,904,470)           (9,242,486)               108,574
                                                                      ---------------      ----------------      -----------------

Cash flows from financing activities:
    Decrease in due from factor, net                                                -                     -                578,725
    Repayment of notes payable to Spar                                              -                     -               (750,000)
    Proceeds from exercise of stock options and warrants                        5,600               181,038                287,601
    Repurchase of common stock                                                      -                     -                (53,500)
    Proceeds from borrowings                                                3,000,000             7,000,000                      -
    Financing costs related to purchase of Optimum Group, Inc.                      -              (124,500)                     -
                                                                      ---------------      ----------------      -----------------

           Net cash provided by financing activities                        3,005,600             7,056,538                 62,826
                                                                      ---------------      ----------------      -----------------

           Net increase (decrease) in cash                                  1,227,666              (252,842)             1,012,153

Cash and cash equivalents at beginning of period                            1,459,909             1,712,751                700,598
                                                                      ---------------      ----------------      -----------------
Cash and cash equivalents at end of period                           $      2,687,575             1,459,909              1,712,751
                                                                      ===============      ================      =================

Supplemental disclosures of cash flow information:
    Interest paid during the period                                  $        783,669                     -                 38,294
                                                                      ===============      ================      =================
    Income taxes paid during the period                              $        989,387               768,457                298,936
                                                                      ===============      ================      =================

Supplemental schedule of noncash investing activities:
*Details of acquisitions
    Fair value of assets acquired                                    $      1,127,051             2,775,467                      -
    Cost in excess of net assets of companies acquired                      3,881,214            14,580,852                      -
    Liabilities assumed                                                    (3,347,969)           (1,883,775)                     -
    Stock and note issued                                                    (250,000)           (6,175,003)                     -
                                                                      ---------------      ----------------      -----------------
        Cash paid                                                           1,410,296             9,297,541                      -
        Less: cash acquired                                                  (133,110)             (105,609)                     -
                                                                      ---------------      ----------------      -----------------
    Net cash paid for acquisitions                                   $      1,277,186             9,191,932                      -
                                                                      ===============      ================      =================
Supplemental disclosures of noncash financing activities:
    Debt payable to shareholders converted to equity                 $              -                     -                163,783
                                                                      ===============      ================      =================

Restricted cash of Health Image Media, Inc. acquired in              $
    reverse purchase                                                                -                     -                500,000
                                                                      ===============      ================      =================
See accompanying notes to consolidated financial statements.

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 1998


(1)     Organization and Nature of Business
        -----------------------------------
        The Company is a full service marketing, sales promotion and new age communications company which designs, develops and implements sales, marketing and promotional programs primarily for consumer product client companies. The Company assists its clients in realizing product recognition and sales by providing promotional programs at both national and local levels, which are created to address identified trade, sales and consumer needs.

        Acquisition of U.S. Concepts, Inc.
        ----------------------------------
        On December 29, 1998, a wholly-owned subsidiary of the Company, U.S. Concepts, Inc., a Delaware corporation, ("U.S. Concepts") purchased substantially all of the assets and business from and assumed certain of the liabilities of Murphy Liquidating Corporation formerly known as U.S. Concepts, Inc., a New York corporation (the "U.S. Concepts Acquisition") in a transaction accounted for as a purchase. The purchase price was $1,660,000 and consisted of cash of $1,410,000, including expenses, and 30,000 shares of common stock of the Company valued at $250,000. The purchase price could increase with payments of up to an additional $2,500,000 (50% of which, at the option of the recipient, may be paid in shares of the Company's common stock) to the extent that U.S. Concepts achieves specified pre-tax earnings during the four year period subsequent to December 31, 1998. The cash portion of the purchase price was financed with proceeds from the Company's remaining unused bank revolving loan credit facility. The U.S. Concepts Acquisition has been accounted for as a purchase whereby the excess of the purchase price, including costs of the acquisition, of $3,881,000 over the fair value of assets acquired less liabilities assumed has been classified as goodwill and will be amortized on a straight-line basis over a twenty-five year period.


        Acquisition of Optimum Group, Inc.
        ----------------------------------
        On March 31, 1998, an indirect wholly-owned subsidiary of the Company, Optimum Group, Inc ("Optimum") purchased all of the assets and business from and assumed substantially all of the liabilities of OG Holding Corporation (the "Optimum Acquisition") in a transaction accounted for as a purchase. The purchase price was $15,743,000 and consisted of cash of $9,298,000, including expenses, a subordinated note in the principal amount of $2,500,000 with interest at the rate of 9% per annum and 565,385 shares of common stock of the Company valued at $3,675,000. The cash portion of the purchase price included $7,000,000 provided pursuant to a loan agreement between the Company and a bank and $1,700,000 provided from the Company's cash balances. Pursuant to the purchase agreement between Optimum and OG Holding Corporation, both the 565,385 shares of the Company's common stock and the $2,500,000 subordinated note have been put in escrow as collateral for the Company should the Company be entitled to indemnification pursuant to the purchase agreement. The Optimum Acquisition has been accounted for as a purchase whereby the excess of the purchase price, including the costs of the acquisition, of $14,581,000 over the fair value of assets acquired less liabilities assumed has been classified as goodwill and will be amortized over a twenty-five year period. Deferred financing costs incurred in connection with the loan agreement in the amount of $124,500 are being amortized on a straight-line basis over a five-year period.

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 1998

         Pro forma results of operations of the Company had the acquisition of U.S. Concepts and OG Holding occurred on April 1, 1997 would be as follows:
                                  1999                      1998
                                  ----                      ----

      Sales                    $51,931,686             $55,983,276

      Net income                 1,473,745                 752,358
      Basic earnings per share         .33                     .17
      Diluted earnings per share       .26                     .14

(2)      Summary of Significant Accounting Policies
         ------------------------------------------

         (a)   Principles of Consolidation
               ---------------------------

               The consolidated financial statements include the accounts of the
               Company  and  its  subsidiaries.   All  significant  intercompany
               balances and transactions have been eliminated in consolidation.

         (b)   Revenue Recognition
               -------------------

               The Company recognizes revenue on the percentage-of-completion method, measured by the cost for services expended to date compared to the total services required to be performed on the respective project. Costs associated with the fulfillment of projects are accrued and recognized proportionately to the related revenue in order to ensure a matching of revenue and expenses in the proper period. Provision for anticipated losses on uncompleted projects are made in the period in which such losses are determined.

         (c)   Cash Equivalents
               ----------------

               Investments with original maturities of three months or less at the time of purchase are considered cash equivalents.

         (d)   Long-Lived Assets
               -----------------

               Furniture, fixtures and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which are three to ten years. Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and is amortized over periods ranging from ten years to twenty-five years on a straight-line basis. The period of amortization of long-lived assets is evaluated at least annually to determine whether events and circumstances warrant revised estimates of useful lives or adjustment to the carrying value. This evaluation considers, among other factors, expected cash flows and profits of the business to which the asset relates. Based upon the periodic analysis, long-lived assets are written down if it appears that future profits or cash flows will be insufficient to recover such asset.

          (e)  Earnings Per Share
               ------------------

               Effective April 1, 1997, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings Per Share". Statement 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. The computation of basic earnings per common share is

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 1998

               based upon the weighted average number of common shares outstanding during the year and the computation of diluted earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the year, plus the assumed exercise of stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock. For the fiscal year ended March 31, 1999, the computation of weighted average number of common shares outstanding for the year included a ninety-three day inclusion of the shares of common stock issued for the U.S. Concepts Acquisition and for the fiscal year ended March 31, 1998, the computation of weighted average number of common shares outstanding for the year included a one day inclusion of the shares of common stock issued for the Optimum Acquisition. All earnings per share calculations and share information have been adjusted for the five-for-four stock dividend paid June 15, 1998.

          (f)  Income Taxes
               ------------

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

         (g)   Fair Value of Financial Instruments
               -----------------------------------

               The carrying value of financial instruments including cash and cash equivalents, restricted cash, contracts and other receivables, and notes and accounts payable approximate estimated market values due to short maturities and or interest rates that approximate current rates.

         (h)   Use of Estimates
               ----------------

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

         (i)   Reclassifications
               -----------------

               Certain reclassifications have been made to amounts reported in the prior year to conform to the 1999 presentation.


(3)            Notes Receivable From Officer
               -----------------------------

               The notes receivable from officer totaling $225,000 at March 31, 1999 and 1998 consist of a $200,000 Promissory Note dated January 10, 1996 and a $25,000 Promissory Note dated April 7, 1997 issued to the Company by one

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 1998

         of its officers in exchange for loans from the Company. The Promissory Notes provide for interest at an annual rate of 10% with the principal and accrued interest on the notes originally payable on January 10, 1998 and April 7, 1999, respectively. The Company has agreed to extend the payment date of principal and accrued interest on the notes to April 7, 2001. The Promissory Notes are secured by a Pledge Agreement which provides the Company with collateral security consisting of a first lien and security interest in 112,851 shares of the Company's common stock owned by the officer.


(4)      Leases
         ------

         The Company has several noncancellable operating leases, primarily for property, that expire within eleven years. Rent expense for the years ended March 31, 1999, 1998 and 1997 amounted to $456,312, $118,092 and
         $105,598, respectively. Future noncancellable minimum lease payments under all of the leases as of March 31, 1999 are as follows:


      Year ending March 31,
      2000                       $     771,181
      2001                             547,892
      2002                             487,084
      2003                             472,846
      2004                             482,736
      Thereafter                     3,046,518
                                  ------------
                                 $   5,808,257
                                  ============


(5)      Long-Term Debt
         --------------

         Notes Payable, Bank
         -------------------

         The Company has a loan agreement with its principal bank which provides for a five year revolving line of credit in the amount of $5,000,000, which expires on March 31, 2003, and a term loan in the amount of $5,000,000, which expires on March 31, 2003. Borrowings under the revolving line of credit and the term loan are evidenced by promissory notes and are secured by all of the Company's assets. In addition, the Company, on a quarterly basis, pays a commitment fee of one-quarter of one percent per annum on the unused revolving line of credit and interest on outstanding amounts, at the option of the Company, based on various formulas which relate to the prime rate or other prescribed rates (6.97% and 7.50% at March 31, 1999 and 1998, respectively). The loan agreement contains certain covenants, in addition to the calculation of the Company's total leverage ratio, which among other things, limits the distribution of dividends and other payments. At March 31, 1999, the Company was not in compliance with certain covenants in the loan agreement. On June 30, 1999, the Company and the bank executed an amendment to the loan agreement pursuant to which the bank waived the Company's non-compliance with respect to such financial covenant as of March 31, 1999 and the financial covenants were modified to be consistent with the Company's business plan.

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 1998



         Long-Term debt as of March 31, 1999 and 1998 is summarized as follows:

                                                                                1999                1998
                                                                            -----------          ----------
   Revolving  line of credit note payable in quarterly  installments of interest  only with a final  payment of interest and principal outstanding on March 31,
   2003.                                                                    $ 5,000,000         $ 2,000,000

   Term loan note payable in quarterly installments of interest only through  March  31,  2000 and  interest  and  principal  payments increasing  from  $312,500  from June 30, 2000 through  March 31,
   2001 to $468,750 from June 30, 2001 through
   March 31, 2003.                                                            5,000,000           5,000,000

   9%  subordinated  note  payable  to OG Holding  Corporation  with interest payable in quarterly installments and principal payments in annual installments of $625,000 commencing March 31,
   2001 through March 31, 2003                                                1,875,000                  -
                                                                            -----------          ----------
      Total Long-Term debt                                                $  11,875,000       $   7,000,000
                                                                            ===========          ==========

               Maturities and payment requirements on Long-Term debt are as follows:

                                   Notes Payable           Subordinated
                                      Bank                      Note
                                   ----------               ----------
              2001              $   1,250,000              $   625,000
              2002                  1,875,000                  625,000
              2003                  6,875,000                  625,000
                                   ----------               ----------
                                $  10,000,000              $ 1,875,000
                                   ==========               ==========


(6)      Stockholders' Equity
         --------------------

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

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 1998

                  The Plan was amended on September 29, 1995 to increase the maximum number of shares of common stock for which options may be granted to 1,125,000 shares. Changes in options outstanding, inclusive of options not issued under the Plan, during each of the years ended March 31, 1999, 1998 and 1997, and options exercisable and shares reserved for issuance at March 31, 1999 are as follows:

                                             Weighted
                                           average price       Outstanding       Exercisable
                                             per share
                                          ---------------    ---------------   ----------------

Balance at March 31, 1996                      $1.73                 451,875            333,125

Granted (A)                                    $1.31                 418,750            131,250
Exercised                                      $1.12                  (8,125)            (8,125)
Canceled                                       $1.40                  (1,250)            (1,250)
                                          ---------------    ---------------   ----------------
Balance at March 31, 1997                      $1.51                 861,250            455,000

Became exercisable                             $1.68                       -            268,749
Granted (B)                                    $5.91                 627,250             90,208
Exercised                                      $1.43                  (5,156)            (5,156)
Canceled                                       $2.84                (107,594)          (104,531)
                                          ---------------    ---------------   ----------------
Balance at March 31, 1998                      $2.88               1,375,750            704,270


Became exercisable                             $3.27                       -            344,948
Granted (C)                                    $8.88                 171,850             50,508
Exercised                                      $1.12                  (8,155)            (8,155)
Canceled                                       $8.52                  (6,595)            (3,137)
                                          ---------------    ---------------   ----------------
Balance at March 31, 1999                      $3.54               1,532,850          1,088,434
                                          ===============   ================   ================

                      (A) Represents 400,000 options granted at an exercise price of $1.20 per share and 6,250 options granted to each of three new employees at an exercise price of $2.80, $3.60 and $4.40, respectively. Of the options granted, 131,250 were immediately exercisable and the balance exercisable either in one, two or three annual installments.

                      (B) Represents 402,250 options granted at an exercise price of $4.00, 12,500 options granted at an exercise price of $4.30 and 212,500 options granted at an exercise price of $5.60 per share. Of the options granted, 90,208 were immediately exercisable and the balance exercisable in either one, two or three year annual installments.

                      (C) Represents options granted to purchase 13,750 shares at an exercise price of $10.00, 62,500 options granted at an exercise price of $9.60 per share, and an aggregate of 95,600 options granted to employees of U.S. Concepts at an exercise price of $8.25. Of the options granted, 50,508 were immediately exercisable and the balance exercisable in one or two annual installments.

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 1998



               (ii) Warrants
                    --------

                   At March 31, 1999, warrants to purchase shares of the Company's common stock are as follows:


                                           Weighted
                                         average price       Outstanding        Exercisable
                                           per share
                                       -----------------   ---------------    ----------------

Balance at March 31, 1996                    $0.81               1,129,864             942,364

Became exercisable                           $0.80                -                    187,500
Exercised                                    $0.80               (343,750)           (343,750)
Canceled (A)                                 $0.80               (250,000)           (250,000)
                                       -----------------   ---------------    ----------------
Balance at March 31, 1997                    $0.82                 536,114             536,114

Granted (B)                                  $4.00                  75,000              75,000
Exercised                                    $1.00               (218,750)           (218,750)
                                       -----------------   ---------------    -----------------
Balance at March 31, 1998 and
1999                                         $1.43                 392,364             392,364
                                       =================   ===============    ================


                           (A) Concurrently with the resignations in fiscal 1997 of two directors of the Company, warrants to purchase 250,000 shares of the Company's common stock were returned to the Company and 62,500 shares of the Company's common stock which previously had been issued on exercise of warrants at prices of $1.00 and $1.07 per share were repurchased by the Company for $53,500, the aggregate amount of the proceeds received by the Company when the 62,500 warrants were initially exercised.

                           (B) In fiscal 1998, concurrent with the Company entering into a financial advisory services agreement with an investment banking firm with which a director is associated, the Company issued immediately exercisable warrants to purchase 37,500 shares of the Company's common stock at an exercise price of $4.00 to each of the new director and another associate of the investment banking firm.

                  At March 31, 1999, outstanding warrants in the amount of 392,364 are exercisable over the next eight years.

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 1998

                  The Company applies APB 25 and related interpretations in accounting for its stock option plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and warrants under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and net income per share for fiscal 1999, 1998 and 1997 would have been as follows:

                                           Fiscal 1999        Fiscal 1998            Fiscal 1997
                                         ---------------    ----------------       ----------------

Net income:
                      As reported      $       1,338,539  $        2,279,000      $       2,290,000
                      Pro forma                  887,298           2,023,000              2,277,000

Basic income per share:
                      As reported      $            0.30  $             0.63      $            0.64
                      Pro forma                     0.20                0.56                   0.64

Diluted income per share:
                      As reported      $            0.24  $             0.50      $            0.51
                      Pro forma                     0.15                0.44                   0.51

                  However, such pro forma net income reflects only options and warrants granted since April 1, 1995. Therefore, the full impact of calculating compensation cost for stock options and warrants under SFAS No. 123 is not reflected in the pro forma net income amounts for fiscal 1999, fiscal 1998 and fiscal 1997 discussed above because compensation cost is reflected over the options' and warrants' vesting periods of up to 10 years and compensation cost of options and warrants granted prior to April 1, 1995 is not considered.


                  The options outstanding as of March 31, 1999 are summarized in ranges as follows:


        Range of         Weighted            Number of          Weighted average
     exercise price      average              options            remaining life
                         exercise           outstanding
                          price
---------------------   -------------     ------------------   -----------------

       $1.12-4.00          $2.24             1,080,750                 9.79
       $4.01-7.00          $5.35               284,625                 5.97
      $7.01-10.00          $8.86               167,475                 5.41

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 1998

         The per share weighted-average fair value of stock options and warrants granted on their respective date of grant using the modified Black Scholes option-pricing model and their related weighted-average assumptions are as follows:


                           Fiscal 1999       Fiscal 1998       Fiscal 1997
                         ---------------    --------------    --------------

Risk-free interest rate             5.07%             6.41%             6.85%
Expected life - years               5.16              6.07              6.91
Expected volatility                   82%               35%               25%
Expected dividend yield                0%                0%                0%


Fair value                         $6.15             $2.04             $1.30


(7)      Income Taxes
         ------------

         The  Company  and  its  subsidiaries,   which  are  wholly-owned,  file
consolidated Federal income tax returns.

         The components of income tax expense (benefit) for the years ended March 31, 1999, 1998 and 1997 are as follows:

                               March 31, 1999                  March 31, 1998                    March 31, 1997
                        -----------------------------    ---------------------------        ----------------------------------

Current:
   State and local        $     83,785                 $   129,954                         $    242,209
   Federal                      17,445        101,230      256,139           386,093             40,000           282,209
                            ----------                   ---------                          -----------

Deferred:
   Federal and State                          791,131                        913,907                            (442,133)
                                         ------------                 --------------                      ---------------
                                       $      892,361               $      1,300,000                     $      (159,924)
                                         ============                 ==============                      ===============


         The differences between the provision for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) attributable to income before income tax for the years ended March 31, 1999, 1998 and 1997 are as follows:

                                                                        Rate
                                                                    --------------
                                                       1999              1998               1997
                                                  --------------    --------------     --------------

Statutory Federal income tax                                34.0%            34.0%              34.0%

State and local taxes, net of Federal benefit                5.9              5.1                6.6
Items not deductible, primarily amortization
of goodwill                                                  0.8              0.5                0.4
Valuation allowance adjustment                                 -                -               48.8)
Other                                                       (0.7)             (3.3)               0.3

                                                  --------------    --------------     --------------
Effective tax rate                                          40.0%             36.3%              (7.5)%


                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 1998

         The  tax  effects  of  temporary   differences  between  the  financial
         reporting and tax basis of assets and liabilities that are included in net deferred tax assets are as follows:


                                                                  March 31, 1999    March 31, 1998
                                                                 ---------------   ---------------
Deferred tax assets (liabilities):
Goodwill, principally due to differences in amortization    $            (23,486)          104,616
Net operating loss carryforwards                                         235,495                 -
Unbilled revenue                                                      (1,124,037)                -
Other                                                                    (28,943)          (21,174)
                                                                 ---------------   ---------------

         Net deferred tax asset (liability)                 $           (940,971)           83,442
                                                                 ===============   ===============

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

         Current taxes payable at March 31, 1999 were reduced by approximately $310,000 to reflect the Federal tax benefit relating to compensation expense for non-qualified stock options and, accordingly, additional paid-in capital was increased by this amount.


(8)      Significant Customers
         ---------------------

         During the year ended March 31, 1999, the Company had one client which, before and after giving effect to the U.S. Concepts Acquisition, accounted for approximately 11.6% and 21.2%, respectively of its revenues. During the year ended March 31, 1998, the Company had another client which, before and after giving effect to the Optimum Acquisition, accounted for approximately 34.4% and 24.5%, respectively, of its revenues and such client during the year ended March 31, 1997 represented 48.9% of revenues.


(9)      Employee Benefit Plan
         ---------------------

         The Company has a savings plan available to substantially all salaried employees which is intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Pursuant to the 401(k) Plan, employees may contribute up to 15% of their eligible compensation not in excess of $10,000 and the Company at its sole discretion may from time to time make a discretionary matching contribution as it deems advisable. For the years ended March 31, 1999, 1998 and 1997, the Company has charged approximately $246,000, $66,000 and $32,000 to expense as a matching employer contribution.

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 1998

(10)     Commitments
         -----------

         Employment Agreements
         ---------------------

         The Company has entered into four year employment agreements with three of its officers which at March 31, 1999 provide for base salaries in the aggregate amount of $750,000 per year through September 29, 2001 and a covenant not to compete. In connection with the Optimum Acquisition, Optimum has entered into four year employment contracts with seven of its management personnel which at March 31, 1999 provide for annual base salaries in the aggregate amount of $1,042,000 and a covenant not to compete. In connection with the U.S. Concepts Acquisition, U.S. Concepts has entered into four year employment contracts with two of its management personnel which at March 31, 1999 provide for annual base salaries in the aggregate amount of $375,000 and a covenant not to compete.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
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

         Information regarding the Directors and Executive Officers of the Company is listed in the following table:

                             Positions with the Company and Principal
                             Occupation or Employment during the past
                        Age  Five Years                                          Director Since

Paul A. Amershadian     51   Executive Vice President-Marketing and                    1996
                             Sales of the Company since September 29,
                             1995 and of the Company's respective
                             predecessors, Spar and Meadows, from 1986
                             to September 29, 1995; Secretary of the
                             Company since October 16, 1996; Director of
                             the Company since May 1996.

John P. Benfield        48   Director, President and Chief Executive Officer           1995
                             of the Company since September 29, 1995;
                             Chairman of the Board of the Company since
                             October 16, 1996; Executive Vice President
                             of Operations of both Spar and Meadows, the
                             Company's respective predecessors, from 1988
                             to September 29, 1995.

Donald A. Bernard       66   Director, Executive Vice President and Chief              1995
                             Financial Officer of the Company since
                             September 29, 1995; Executive Vice President
                             of Finance of both Spar and Meadows, the
                             Company's respective predecessors, from 1990
                             to September 29, 1995.

Herbert M. Gardner      59   Director of the Company since May 1, 1997;                1997
                             Senior Vice President of Janney Montgomery
                             Scott Inc., an investment banking firm, since
                             1978; Presently serves as Chairman of Board of
                             Directors of Supreme Industries, Inc. and as a
                             director of Nu Horizons Electronics Corp.; Transmedia
                             Network, Inc.; TGC Industries, Inc.; and Hirsch
                             International Corp.





Joseph S. Hellman       68   Director of the Company since May 1, 1997;                1997
                             Partner in the law firm of Kronish Lieb Weiner
                             & Hellman LLP during the past five years.

Thomas E. Lachenman     48   President of Optimum Group, Inc., a wholly-               1998
                             owned  subsidiary  of  the  Company,  from
                             March 31, 1998 until May 31, 1999,  and of
                             such  company's   predecessor   from  1963
                             through  March 31,  1998;  Director of the
                             Company since
                             March 31, 1998.

Brian Murphy            42   President of U.S. Concepts, Inc., a wholly-owned          1998
                             subsidiary of the Company, since December 28, 1998,
                             and of such company's predecessor from 1992 through
                             December 29, 1998.  Director of the Company since
                             December 29, 1998.


Item 11.  Executive Compensation.
-------   ----------------------

         Information required by this item is contained in the section "Executive Compensation" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is hereby incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

         Information required by this item is contained in the sections entitled "Election of Directors" and "Security Ownership and Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

         Information required by this item is contained in the section entitled "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is hereby incorporated herein by reference.


                                     PART IV


Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------         ---------------------------------------------------------------

         (a) The following documents are filed as part of this Report.

                  1.  Financial Statements:

                                                                                                        Page
                       Index to Financial Statements.                                                    25
                            Consolidated Financial Statements of Inmark Enterprises, Inc.
                              Independent Auditors' Report                                               26
                              Consolidated Balance Sheets as of March 31, 1999 and 1998                  27
                              Consolidated Statements of Operations for the years ended
                                  March 31, 1999, 1998 and 1997                                          28
                              Consolidated Statement of Stockholders' Equity
                                  for the three years ended March 31, 1999                               29
                              Consolidated Statements of Cash Flows for the years ended
                                  March 31, 1999, 1998 and 1997                                          30
                              Notes to Consolidated Financial Statements                                 31

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

         2.3 Asset Purchase Agreement, dated as of December 29, 1998, by and among U.S. Concepts, Inc., a New York corporation, Brian Murphy, U.S. Concepts, Inc., a Delaware corporation, and Inmark Enterprises, Inc.

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

         10.14 Pledge Agreement, dated as of March 31, 1998, by Inmark Enterprises, Inc., Inmark Services, Inc. and Optimum Group, Inc. (formerly OG Acquisition Corp.) in favor of PNC Bank, National Association (incorporated by reference to Exhibit 99.4 to the Registrant's Report on Form 8-K dated March 31, 1998, File No. 000-20394, initially filed with the Securities and Exchange Commission on April 13,
                              1998).

         10.15 Security Agreement, dated as of March 31, 1998, by Inmark Enterprises, Inc., Inmark Services, Inc. and Optimum Group, Inc. (formerly OG Acquisition Corp.) in favor of PNC Bank, National Association (incorporated by reference to Exhibit 99.5 to the Registrant's Report on Form 8-K dated March 31, 1998, File No. 000-20394, initially filed with the Securities and Exchange Commission on April 13,
                              1998).

         10.16 First Amendment to Loan Agreement, Security Agreement and Pledge Agreement, dated as of December 29, 1998, by and among PNC Bank National Association, Inmark Enterprises, Inc., U.S. Concepts, Inc., Inmark Services, Inc. and Optimum Group, Inc.

         10.17 Second Amendment to Loan Agreement, Security Agreement and Pledge Agreement, dated as of January 14, 1999, by and among PNC Bank National Association, Inmark Enterprises, Inc.,

                              U.S. Concepts, Inc., Inmark Services, Inc. and Optimum Group, Inc.

         10.18 Third Amendment to Loan Agreement, Security Agreement and Pledge Agreement, dated as of June 30, 1999, by and among PNC Bank National Association, Inmark Enterprises, Inc., U.S. Concepts, Inc., Inmark Services, Inc. and Optimum Group, Inc.

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

                               Dated: June 30, 1999

                         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

   Signature and Title                         Signature and Title


By:/s/ John P. Benfield                       By:/s/ Donald A. Bernard
   --------------------                          ---------------------
   John P. Benfield                              Donald A. Bernard
   President and                                 Executive Vice President and
   Chief Executive Officer and Director          Chief Financial Officer and
   (Principal Executive Officer)                 Director
                                                 (Principal Financial and
                                                 Accounting Officer)

   Dated: June 30, 1999                          Dated: June 30, 1999


By:/s/ Paul A. Amershadian                    By:/s/ Herbert M. Gardner
   -----------------------                       ----------------------
   Paul A. Amershadian                           Herbert M. Gardner
   Executive Vice President - Marketing          Director
   and Sales and Director

   Dated: June 30, 1999                          Dated: June 30, 1999


By:/s/ Joseph S. Hellman                      By:/s/ Brian Murphy
   ---------------------                         ----------------
   Joseph S. Hellman                             Brian Murphy
   Director                                      Director

   Dated: June 30, 1999                          Dated: June 30, 1999

                                      EXHIBIT INDEX


         Exhibit
         Number               Description of Exhibits.

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

         2.3 Asset Purchase Agreement dated as of December 29, 1998, by and among U.S. Concepts, Inc., a New York corporation, Brian Murphy, U.S. Concepts, Inc., a Delaware corporation, and Inmark Enterprises, Inc.

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

         10.10 Amendment to Pledge Agreement, dated as of April 7, 1997, between Paul A Amershadian and Inmark Services, Inc. (incorporated by reference to
                              Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, initially filed with the Securities and Exchange Commission on June 27, 1997).

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

         10.14 Pledge Agreement, dated as of March 31, 1998, by Inmark Enterprises, Inc., Inmark Services, Inc. and Optimum Group, Inc. (formerly OG Acquisition Corp.) in favor of PNC Bank, National Association (incorporated by reference to Exhibit 99.4 to the Registrant's Report on Form 8-K dated March 31, 1998, File No. 000-20394, initially filed with the Securities and Exchange Commission on April 13,
                              1998).

         10.15 Security Agreement, dated March 31, 1998, by Inmark Enterprises, Inc., Inmark Services, Inc. and Optimum Group, Inc. (formerly OG Acquisition Corp.) in favor of PNC Bank, National Association (incorporated by reference to Exhibit 99.5 to the Registrant's Report on Form 8-K dated March 31, 1998, File No. 000-20394, initially filed with the Securities and Exchange Commission on April 13,
                              1998).

         10.16 First Amendment to Loan Agreement, Security Agreement and Pledge Agreement, dated as of December 29, 1998, by and among PNC Bank National Association, Inmark Enterprises, Inc., U.S. Concepts, Inc., Inmark Services, Inc. and Optimum Group, Inc.

         10.17 Second Amendment to Loan Agreement, Security Agreement and Pledge Agreement, dated as of January 14, 1999, by and among PNC Bank National Association, Inmark Enterprises, Inc., U.S. Concepts, Inc., Inmark Services, Inc. and Optimum Group, Inc.

         10.18 Third Amendment to Loan Agreement, Security Agreement and Pledge Agreement, dated as of June 30, 1999, by and among PNC Bank National Association, Inmark Enterprises, Inc., U.S. Concepts, Inc., Inmark Services, Inc. and Optimum Group, Inc.

         21                   Subsidiaries of the Registrant.

         23                   Consent of Independent Auditors.

         27                   Financial Data Schedule