Form 10-Q
period 1999-06-30
INMARK ENTERPRISES INC
filed 1999-08-16
CIK 886475

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

For the quarterly period ended June 30, 1999

                                                        OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to

                         Commission file number 0-20394

                            INMARK ENTERPRISES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                            06-1340408
       --------                                            ----------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                    Identification Number)

       415 Northern Boulevard
        Great Neck, New York                              11021
   --------------------------------------                -------
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

                  Yes  _x_   No ___

On August 12, 1999, 4,515,356 shares of the Registrant's Common Stock, par value $.001 a share, were outstanding.


--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                                      INDEX

                    INMARK ENTERPRISES, INC. AND SUBSIDIARIES



                                                                                                             Page
PART I - FINANCIAL INFORMATION
Item 1.           Consolidated Financial Statements of Inmark Enterprises, Inc. (Unaudited)

                  Consolidated Balance Sheets - June 30, 1999 and March 31, 1999                                4

                  Consolidated Statements of Operations - Three month periods ended
                  June 30, 1999 and June 30, 1998                                                               5

                  Consolidated Statement of Stockholders' Equity - Three month period ended
                  June 30, 1999                                                                                 6

                  Consolidated Statements of Cash Flows - Three month periods ended
                  June 30, 1999 and June 30, 1998                                                               7

                  Notes to Unaudited Consolidated Financial Statements                                          8

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                         9

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                   13


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                                            14

Items 2-5.         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

             (a) Exhibits.

               Exhibit No.                  Description of Exhibit
                   3.1                      Certificate of Incorporation, as amended, of the Registrant
                                            (incorporated by reference to Exhibit 3.1 to the Registrant's
                                            Registration Statement on Form S-1, File No. 33-47932,
                                            initially filed with the Securities and Exchange Commission on
                                            May 14, 1992).

                   3.2                      Bylaws of the Registrant (incorporated by reference to Exhibit
                                            3.2 to the Registrant's Registration Statement on Form S-1,





                                            File No. 33-47932, initially filed with the Securities and
                                            Exchange Commission on May 14, 1992).

                 10.1                       Third Amendment to Loan Agreement, Security Agreement
                                            and Pledge Agreement, dated as of June 30, 1999, by and
                                            among PNC Bank National Association, Inmark Enterprises,
                                            Inc., U.S. Concepts, Inc., Inmark Services, Inc. and Optimum
                                            Group, Inc. (incorporated herein by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, initially filed with the Securities and Exchange Commission on July 6, 1999).

                 27                         Financial Data Schedule

             (b) Reports on Form 8-K.  None.


SIGNATURES                                                                                                     15

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                            INMARK ENTERPRISES, INC.
                           Consolidated Balance Sheets
                        June 30, 1999 and March 31, 1999

                                                                                       June 30, 1999           March 31, 1999*
                                                                                     ------------------      -------------------
                                                                                       (Unaudited)

                                      Assets
Current assets:
    Cash and cash equivalents                                                        $       2,918,709               2,687,575
    Accounts receivable                                                                      9,467,449               7,042,640
    Unbilled contracts in progress                                                           5,186,427               9,537,540
    Prepaid taxes                                                                              712,431               1,502,431
    Prepaid expenses and other current assets                                                  682,122                 376,593
                                                                                       ---------------        ----------------
           Total current assets                                                             18,967,138              21,146,779
                                                                                       ---------------        ----------------

Furniture, fixtures and equipment, at cost                                                   1,992,040               1,820,479
Less accumulated depreciation                                                                  543,569                 453,341
                                                                                       ---------------        ----------------
                                                                                             1,448,471               1,367,138
                                                                                       ---------------        ----------------

Notes receivable from officer                                                                  225,000                 225,000
Goodwill, net                                                                               19,293,133              19,548,929
Deferred financing costs                                                                        93,375                  99,600
Other assets                                                                                    68,760                  64,997
                                                                                       ---------------        ----------------
           Total assets                                                              $      40,095,877              42,452,443
                                                                                       ===============        ================

                       Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                                 $       3,296,127               3,499,388
    Deferred revenue                                                                         5,667,091               3,096,698
    Accrued job costs                                                                        6,907,674               8,841,958
    Accrued compensation                                                                       309,133                 320,273
    Other accrued liabilities                                                                  591,048                 991,137
    Deferred taxes payable                                                                     410,613                 625,884
    Notes payable bank - current                                                               312,500                       -
    Subordinated notes payable - current                                                       625,000                 625,000
                                                                                       ---------------        ----------------
           Total current liabilities                                                        18,119,186              18,000,338
                                                                                       ---------------        ----------------

Notes payable bank - long term                                                               7,847,500              10,000,000
Subordinated notes payable - long term                                                       1,875,000               1,875,000
                                                                                       ---------------         ---------------
           Total liabilities                                                                27,841,686              29,875,338

Stockholders' equity:
    Class A convertible preferred stock, par value $.001;
         authorized 650,000 shares; none issued and  outstanding                                     -                       -
    Class B convertible preferred stock, par value $.001;
         authorized 700,000 shares; none issued and outstanding                                      -                       -
    Preferred stock, undesignated; authorized 3,650,000
        shares; none issued and outstanding                                                          -                       -
    Common stock, par value $.001; authorized 25,000,000
        shares; issued and outstanding 4,513,481 shares                                          4,513                   4,513
    Additional paid-in capital                                                               5,697,458               5,697,458
    Retained earnings                                                                        6,552,220               6,875,134
                                                                                       ---------------        ----------------
           Total stockholders' equity                                                       12,254,191              12,577,105
                                                                                       ---------------        ----------------
           Total liabilities and stockholders' equity                                $      40,095,877              42,452,443
                                                                                       ===============        ================
* The  consolidated  balance sheet as of March 31, 1999 has been summarized from the Company's audited balance sheet as of that date.

See accompanying notes to unaudited consolidated financial statements.

                            INMARK ENTERPRISES, INC.
                      Consolidated Statements of Operations
                    Three Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                          1999                  1998
                                                                   ------------------    ------------------


Sales                                                                $      8,783,430           12,251,770
Direct expenses                                                             6,195,776            8,293,204
                                                                        -------------       --------------

      Gross profit                                                          2,587,654            3,958,566
                                                                        -------------       --------------


Salaries                                                                    1,486,312            1,073,422
Selling, general and administrative expense                                 1,429,631            1,105,962
                                                                        -------------       --------------

      Total operating expenses                                              2,915,943            2,179,384
                                                                        -------------       --------------

      Operating income (loss)                                                (328,289)           1,779,182

Interest expense, net                                                         209,902              170,636
                                                                        -------------       --------------

Income (loss) before income taxes                                            (538,191)           1,608,546
Provision (benefit) for income taxes                                         (215,277)             643,000
                                                                        -------------       --------------


      Net income (loss)                                              $       (322,914)             965,546
                                                                        =============       ==============


Net income (loss) per common and common equivalent share:

Basic                                                                  $        (.07)       $          .22
                                                                        =============        =============

Diluted                                                                $        (.07)       $          .17
                                                                        =============        =============


Weighted average number of common and common equivalent shares outstanding:

Basic                                                                      4,513,481             4,475,326
                                                                       =============         =============

Diluted                                                                    4,513,481             5,709,198
                                                                       =============         =============

Reconciliation of the net income available to common shareholders for the computation of diluted income per share is as follows:


Net income (loss) available to common shareholders on
both a basic and diluted basis                                              (322,914)              965,546

Reconciliation of weighted average shares used for basic and diluted computation is as follows:


Weighted average shares - basic                                            4,513,481             4,475,326

Dilutive effect of options and warrants                                            -             1,233,872
                                                                     ---------------         -------------

Weighted average shares - diluted                                          4,513,481             5,709,198
                                                                     ===============         =============

See accompanying notes to unaudited consolidated financial statements.

                            INMARK ENTERPRISES, INC.
                 Consolidated Statement of Stockholders' Equity
                        Three Months Ended June 30, 1999
                                   (Unaudited)

                                                                                                        Total
                                   Common Stock           Additional             Retained            Stockholders'
                                  par value $.001      Paid-in Capital           Earnings               Equity
                             -----------------------   ---------------       ----------------   -------------------
                              Shares       Amount
                             --------    ----------

Balance, March 31, 1999      4,513,481    $    4,513      $  5,697,458       $      6,875,134   $      12,577,105

Net loss                             -             -                 -               (322,914)           (322,914)
                             ---------    ----------      ------------       ----------------   -----------------

Balance, June 30, 1999       4,513,481    $    4,513      $  5,697,458       $      6,552,220   $      12,254,191
                             =========    ==========      ============       ================   =================











See accompanying notes to unaudited consolidated financial statements.

                            INMARK ENTERPRISES, INC.
                      Consolidated Statements of Cash Flows
                    Three Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                                               1999                    1998
                                                                                        -------------------   -------------------



Cash flows from operating activities:
    Net income (loss)                                                                   $         (322,914)              965,546
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                                              352,250               264,874
        Changes in operating assets and liabilities, net of effects of acquisitions:
               (Increase) decrease in accounts receivable                                       (2,424,809)              402,330
           Decrease (Increase) in unbilled contracts in progress                                 4,351,113            (5,019,154)
           Increase in prepaid expenses and other assets                                          (309,292)             (173,689)
           Decrease in prepaid taxes                                                               790,000               452,291
           Decrease in accounts payable                                                           (203,261)             (472,014)
               Increase in deferred revenue                                                      2,570,393                     -
           (Decrease) increase in accrued job costs                                             (1,934,284)            3,233,764
           Decrease in other accrued liabilities                                                  (400,089)              (74,528)
               Decrease in deferred taxes payable                                                 (215,272)                    -
           Increase in accrued taxes payable                                                             -               153,528
           Decrease in accrued compensation                                                        (11,140)              (71,826)
                                                                                          ----------------      ----------------

           Net cash provided by (used in) operating activities                                   2,242,695              (338,878)
                                                                                          ----------------      ----------------

Cash flows from investing activities:
    Purchases of fixed assets                                                                     (171,561)              (79,186)
    Costs related to purchase of Optimum Group, Inc.                                                     -               (18,126)
                                                                                          ----------------      ----------------
           Net cash used in investing activities                                                  (171,561)              (97,312)
                                                                                          ----------------      ----------------

Cash flows from financing activities:
     Repayments of bank borrowings                                                              (1,840,000)                    -
                                                                                          ----------------      ----------------

             Net cash used in financing activities                                              (1,840,000)                    -
                                                                                          ----------------      ----------------

           Net increase (decrease) in cash and cash equivalents                                    231,134              (436,190)

Cash and cash equivalents at beginning of period                                                 2,687,575             1,459,909
                                                                                          ----------------      ----------------
Cash and cash equivalents at end of period                                              $        2,918,709             1,023,719
                                                                                          ================      ================

Supplemental disclosure:
    Interest paid during the period                                                     $          245,030               136,940
                                                                                          ================      ================
    Income tax paid during the period                                                   $           20,750                 1,536
                                                                                          ================      ================






See accompanying notes to unaudited consolidated financial statements.

                    Inmark Enterprises, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

                             June 30, 1999 and 1998



(1)      Basis of Presentation
         ---------------------

         The interim financial statements of Inmark Enterprises, Inc. (the "Company") for the three month periods ended June 30, 1999 and 1998 have been prepared without audit. In the opinion of management, such financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three month period ended June 30, 1999 is not necessarily indicative of the results for a full year.

         On December 29, 1998, U.S. Concepts, Inc., a wholly-owned subsidiary of the Company, acquired the business of Murphy Liquidating Corporation, formerly known as U.S. Concepts, Inc. The acquisition has been accounted for as a purchase by the Company as at December 29, 1998. Accordingly, the results of operations of the Company for the three month period ended June 30, 1999 reflect the consolidated operations of the Company including U.S. Concepts, Inc. whereas the operations of for the three month period ended June 30, 1998 are that of the Company excluding U.S. Concepts, Inc.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.


(2)      Earnings Per Share
         ------------------

         Earnings per share of common stock for the three month periods ended June 30, 1999 and 1998 have been calculated according to the guidelines of Statement No. 128 "Earnings per Share". All earnings per share calculations have been adjusted for the five-for-four stock split paid in the form of a stock dividend June 15, 1998 to shareholders of record May 14, 1998.

         Basic earnings per share for the three month periods have been computed by dividing net income for the respective period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share for the three month periods have been computed by dividing net income for the respective period by the weighted average number of shares of common stock and common stock equivalents outstanding for the period, plus the assumed exercise of stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during the period. Stock options and warrants have been excluded from the calculation of diluted earnings per share in any period in which they would be antidilutive.




(3)      Unbilled Contracts in Progress
         ------------------------------

         Unbilled contracts in progress represents revenue recognized in advance of billings rendered based on work performed to date on certain contracts. Accrued job costs are also recorded for such contracts to properly match costs and revenue.


(4)      Deferred Revenue
         ----------------

         Represents contract amounts billed and client advances in excess of costs incurred and estimated profit earned.


(5)      Income Taxes
         ------------

         The provision for income taxes for the three month period ended June 30, 1999 and 1998 is based upon the Company's estimated effective tax rate for that year.


Item 2.           Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations.
                  -------------------------

                  On December 29, 1998, U.S. Concepts, Inc.("U.S. Concepts"), a wholly-owned subsidiary of the Company, acquired the business of Murphy Liquidating Corporation, formerly known as U.S. Concepts, Inc. (the "U.S. Concepts Acquisition"). The U.S. Concepts Acquisition has been accounted for as a purchase by the Company as at December 29, 1998. Accordingly, the results of operations discussed below for the three month period ended June 30, 1999 reflect the consolidated operations of the Company including U.S. Concepts, Inc. whereas the operations for the three month period ended June 30, 1998 are that of the Company excluding U.S. Concepts, Inc. The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

Results of Operations

         The following table presents operating data of the Company, expressed as a percentage of sales for each of the three month periods ended June 30, 1999, and 1998:

                                                                Quarter Ended June 30,
                                                        ---------------------------------------
                                                              1999                  1998
                                                        ----------------     ------------------

Statement of Operations Data:
Sales                                                       100.0%                100.0%
Direct expenses                                              70.5%                 67.7%
Gross profit                                                 29.5%                 32.3%
Salaries                                                     16.9%                  8.8%
Selling, general and administrative expense                  16.3%                  9.0%
Total operating expense                                      33.2%                 17.8%
Operating income (loss)                                      (3.7%)                14.5%
Interest expense, net                                         2.4%                  1.4%
Income (loss) before provision for taxes                     (6.1%)                13.1%
Provision (benefit) for income taxes                         (2.5%)                 5.2%
Net income (loss)                                            (3.7%)                 7.9%
Other Data:
EBITDA                                                        0.3%                 16.7%

         The following table presents operating data of the Company, expressed as a comparative percentage of change for the three month period ended June 30, 1999 compared to the three month period ended June 30, 1998 and the three month period ended June 30, 1998 compared to the three month period ended June 309, 1997:

                                                                Quarter Ended June 30,
                                                        ---------------------------------------
                                                              1999                  1998
                                                        ----------------     ------------------
Statement of Operations Data:
Sales                                                       (28.3%)               107.0%
Direct expenses                                             (25.3%)               105.6%
Gross profit                                                (34.6%)               110.1%
Salaries                                                     38.5%                 56.3%
Selling, general and administrative expense                  29.3%                132.8%
Total operating expense                                      33.8%                 87.6%
Operating income (loss)                                    (118.5%)               146.2%
Interest expense, net                                        23.0%                528.8%
Income (loss) before provision for income taxes            (133.5%)               111.0%
Provision (benefit) for income taxes                       (133.5%)               221.1%
Net income (loss)                                          (133.4%)                71.8%
Other Data:
EBITDA                                                      (98.8%)               153.9%


                  Sales. Sales for the quarter ended June 30, 1999 were $8,783,000, inclusive of $3,170,000 of sales of U.S. Concepts, compared to sales of $12,252,000 for the quarter ended June 30, 1998, a decrease of $3,469,000. The decrease was primarily attributable to a lesser than anticipated amount of contracted sales materializing during the quarter. At June 30, 1999, the Company's sales backlog, inclusive of approximately $8,393,000 attributable to U.S. Concepts, amounted to approximately $11,584,000 compared to a sales backlog of approximately $7,826,000 at June 30, 1998.

                  Direct Expenses. Direct expenses for the quarter ended June 30, 1999 were $6,196,000, inclusive of $2,390,000 of direct expenses of U.S. Concepts, compared to $8,293,000 for the comparable prior year quarter, a decrease of $2,097,000. The decrease was primarily attributable to the decrease in sales. The increase in direct expenses as a percentage of sales for the quarter ended June 30, 1999 was primarily the result of the aggregate added mix of client programs of U.S. Concepts having a lower gross profit margin than the mix of the Company's projects during the comparable prior year quarter.

                  As a result of these changes in sales and direct expenses, the Company's gross profit for the quarter ended June 30, 1999 decreased to $2,588,000 from $3,959,000 for the quarter ended June 30, 1998.

                  Operating Expenses. Operating expenses for the quarter ended June 30, 1999 increased by $737,000 and amounted to $2,916,000, compared to operating expenses of $2,179,000 for the quarter ended June 30, 1998. The increase in operating expenses for the quarter ended June 30, 1999 was primarily the result of (A) the inclusion of $444,000 of operating expenses of U.S. Concepts and (B) an increase of approximately $293,000 primarily related to supporting and maintaining an anticipated increase in the level of operations. The $444,000 of operating expenses of U.S. Concepts included in the quarter ended June 30, 1999 consisted of approximately (i) $267,000 in salaries, bonuses and related employee payroll expenses and (ii) $177,000 of selling, general and administrative expenses (which included approximately $40,000 of amortization of goodwill associated with the U.S. Concepts Acquisition).

                  Interest Expense. Interest expense for the quarter ended June 30, 1999 increased by $39,000 and amounted to $210,000, compared to interest expense of $171,000 for the quarter ended June 30, 1998. The increase in interest expense for the quarter ended June 30, 1999 was primarily related to the Company's increased bank borrowings in conjunction with the U.S. Concepts Acquisition.

                  Benefit/Provision For Income Taxes. Both the respective benefit and provision for federal, state and local income taxes for the quarters ended June 30, 1999 and 1998 were based upon the Company's estimated effective tax rate for the respective fiscal year.

                  Net Income (Loss). As a result of the items discussed above, net loss for the quarter ended June 30, 1999 was $323,000 compared to net income of $966,000 for the comparable prior year quarter.

Liquidity and Capital Resources.

                  The Company has an outstanding bank credit facility consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). On June 30, 1999, the Company's Loan Agreement with its bank was amended to (i) reduce the principal amount available under the Revolving Credit Facility from $7,000,000 to $5,000,000; (ii) require the Company's prepayment of

$1,340,000 of the $5,000,000 outstanding under the Term Loan; and (iii) modify certain financial covenants to be consistent with the Company's business plan.

                  For the quarter ended June 30, 1999, all of the Company's activities and the repayment of $1,340,000 of the Term Loan were funded with existing working capital without the need to fully utilize amounts available under the Revolving Credit Facility. At June 30, 1999, the Company had cash and cash equivalents totaling $2,919,000 and working capital of $848,000 compared to cash and cash equivalents of $2,688,000 and working capital of $3,146,000 at March 31, 1999. The decrease in working capital at June 30, 1999 compared with March 31, 1999 was primarily the result of the Company's repayment during the quarter of $1,840,000 of long term bank notes payable and the re-classification of $313,000 of the remaining bank notes payable as a current payable. Stockholders' equity decreased to $12,254,000 as a result of the Company's net loss for the quarter ended June 30, 1999.

                  For the quarter ended June 30, 1999, (i) cash provided by operating activities amounted to $2,243,000, primarily as a result of a decrease in unbilled contracts in progress and an increase in deferred revenue; (ii) cash used in investing activities to purchase fixed assets amounted to $172,000; and
(iii) cash used in financing activities to repay bank borrowings amounted to $1,840,000. As a result of the net effect of the aforementioned, the Company's cash and cash equivalents at June 30, 1999 increased by $231,000.

                  The Company believes that its current working capital position, together with the current unused amount available under the Revolving Credit Facility, is sufficient to support its existing and anticipated levels of operation. To the extent that the Company should be required to seek external equity or additional debt financing, there can be no assurance that the Company will be able to obtain any such additional funding.

Other Matters.

                  Year 2000 issues relate to the potential for system and processing failures of date related data as a result of computer controlled systems using two digits rather than four to define the applicable year. The result could be system failure or miscalculations which could cause disruptions to operations of the Company, its customers and suppliers

                  The Company relies on computer, voice and telecommunication systems and applications for most of its operations. The Company has evaluated its systems and has determined that they require software upgrades to make them Year 2000 compliant. The Company has begun, and in certain cases, has completed plans to remediate or convert all non-compliant systems to be compliant. Where applicable, the Company has purchased Year 2000 vendor software upgrades to make existing systems compliant and has purchased and is in the process of purchasing and installing newer systems which have been tested as being Year 2000 compliant. The Company believes that, based on its testings to date, its systems currently in use are Year 2000 compliant. The Company does not anticipate incurring any significant incremental costs related to Year 2000 compliance.

                  The Company's computer systems are not interdependent with the computer systems of its vendors and others with which the Company transacts business. The Company has initiated formal communications with its significant vendors and service suppliers to determine the extent to which the Company is vulnerable to those third parties' failures to remediate their systems, business processes and supply chains. The most reasonably likely risk confronting the Company would relate to a third party failure beyond the control of the Company such as telecommunications and electrical failures. Upon further analysis of responses of Year 2000 readiness surveys received from vendors and suppliers, the Company intends to prepare contingency plans before calendar year end to minimize the potential impact of operational disruptions.

Forward Looking Statements.

         This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," 'should," "will," the negative thereof or other variations thereon or comparable terminology are intended to identify, forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company's expectations are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 under "Risk Factors", including but not limited to "Dependence on Key Personnel," "Customers,""Unpredictable Revenue Patterns,""Competition,""Risk Associated with Acquisitions,""Expansion Risk,""Control by Executive Officers,""Outstanding Indebtedness; Security Interest," and "Shares Eligible for Future Sale." Other factors may be described from time to time in the Company's public filings with the Commission, news releases and other communications. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Item 3.            Quantitative and Qualitative Disclosures About Market Risk
                   ----------------------------------------------------------

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

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.      Legal Proceedings

            On April 30, 1999, the Registrant's wholly-owned subsidiary U.S. Concepts, Inc. ("U.S. Concepts"), was sued in the Superior Court of the State of California, County of San Francisco, by Ms. Star Norman for damages in excess of $25,000 plus unspecified punitive and other damages. The complaint arises out of Plaintiff's claim of sex discrimination in violation of California Fair Employment and Housing Act and the California constitution and wrongful discharge in violation of public policy.

               All of the acts complained of took place prior to the date of incorporation of U.S. Concepts in Delaware and at a time when the subject business was being conducted by a New York corporation, then named U.S. Concepts, Inc. and now named Murphy Liquidating Corporation ("Murphy Liquidating"). The subject business was acquired by U.S. Concepts from Murphy Liquidating on December 29, 1998. The Registrant intends to defend this case vigorously on the grounds that U.S. Concepts has no liability for the acts complained of because they all took place before the incorporation of U.S. Concepts in Delaware. The Registrant will also assert that U.S. Concepts never assumed the obligation of Murphy Liquidating, if there be one, in connection with the acquisition of the subject business. Further, the Registrant has notified Murphy Liquidating and its shareholder that it claims indemnification from them for any loss arising from this matter pursuant to indemnification agreements entered into in connection with the acquisition.

Items 2-5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

             (a) Exhibits.

                  Exhibit No.                                 Description of Exhibit
                  -----------                                 ----------------------
                  3.1                                Certificate of Incorporation, as amended, of the Registrant
                                                     (incorporated by reference to Exhibit 3.1 to the Registrant's
                                                     Registration Statement on Form S-1, File No. 33-46932,
                                                     initially filed with the Securities and Exchange Commission on May 14, 1992).

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

                  10.1                               Third Amendment to Loan Agreement, Security
                                                     Agreement and Pledge Agreement, dated as of June 30,
                                                     1999, by and among PNC Bank National Association,
                                                     Inmark Enterprises, Inc., U.S. Concepts, Inc., Inmark
                                                     Services, Inc. and Optimum Group, Inc. (incorporated
                                                     herein by reference to Exhibit 10.18 to the Registrant's





                                                     Annual  Report on Form 10-K for the  fiscal  year ended
                                                     March 31,  1999,  initially filed  with the  Securities
                                                     and Exchange  Commission on July 6, 1999.

                  27                                 Financial Data Schedule

             (b) Reports on Form 8-K.  None



                                                    SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     INMARK ENTERPRISES, INC.



Dated: August 12, 1999         By:          /s/ John P. Benfield
                                  ---------------------------------------------
                                  John P. Benfield, President
                                  (Principal Executive Officer)
                                  and  Director



Dated: August 12, 1999         By:          /s/ Donald A. Bernard
                                  ---------------------------------------------
                                  Donald A. Bernard, Executive Vice
                                  President and Chief Financial Officer
                                 (Principal Accounting and Financial
                                  Officer) and Director