Form 10-Q
period 1999-09-30
COACTIVE MARKETING GROUP INC
filed 1999-11-22
CIK 886475

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

For the quarterly period ended September 30, 1999

                                                        OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to

                         Commission file number 0-20394

                         COACTIVE MARKETING GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                        06-1340408
-------------------------------                   ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)

        415 Northern Boulevard
         Great Neck, New York                              11021
---------------------------------------                  --------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (516) 622-2800
                                                     -------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  _x_   No ___

On November 13, 1999, 4,515,356 shares of the Registrant's Common Stock, par value $.001 a share, were outstanding.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                      INDEX

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION                                                                                    Page
------------------------------                                                                                    ----

Item 1.           Consolidated Financial Statements of CoActive Marketing Group, Inc. (Unaudited)

                  Consolidated Balance Sheets - September 30, 1999 and March 31, 1999                               3

                  Consolidated Statements of Operations - Three month and six month periods
                  ended September 30, 1999 and September 30, 1998                                                   4

                  Consolidated Statement of Stockholders' Equity - Six month period ended
                  September 30, 1999                                                                                5

                  Consolidated Statements of Cash Flows - Six month periods ended
                  September 30, 1999 and September 30, 1998                                                         6

                  Notes to Unaudited Consolidated Financial Statements                                              7

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                             8

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                       12

PART II - OTHER INFORMATION                                                                                        13

Item 1.                    Legal Proceedings

Items 2, 3 and 5.          Not Applicable

Item 4.                    Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K.

                  (a) Exhibits.

                  Exhibit No.                        Description of Exhibit
                  3.1                                Certificate of Incorporation, as amended, of the Registrant

                  3.2                                By-Laws, as amended, of the Registrant

                  27                                 Financial Data Schedule

                  (b) Reports on Form 8-K.           None

SIGNATURES                                                                                                         15

                         PART I - FINANCIAL INFORMATION

                         COACTIVE MARKETING GROUP, INC.
                           Consolidated Balance Sheets
                      September 30, 1999 and March 31, 1999



                                                                                  September 30, 1999          March 31, 1999*
                                                                                 --------------------       -----------------
                                                                                     (Unaudited)

Assets
Current assets:
    Cash and cash equivalents                                                   $             676,163               2,687,575
    Accounts receivable                                                                     9,520,673               7,042,640
    Unbilled contracts in progress                                                          3,465,458               9,537,540
    Prepaid taxes                                                                           1,152,091               1,502,431
    Prepaid expenses and other current assets                                                 856,880                 376,593
                                                                                    -----------------       -----------------
        Total current assets                                                               15,671,265              21,146,779
                                                                                    -----------------       -----------------

Furniture, fixtures and equipment, net                                                      2,121,337               1,820,479
Less accumulated depreciation                                                                 654,095                 453,341
                                                                                    -----------------       -----------------
                                                                                            1,467,242               1,367,138
                                                                                    -----------------       -----------------

Notes receivable from officer                                                                 225,000                 225,000
Goodwill, net                                                                              19,038,109              19,548,929
Deferred financing costs                                                                       87,150                  99,600
Other assets                                                                                   66,822                  64,997
                                                                                    -----------------       -----------------
        Total assets                                                            $          36,555,588              42,452,443
                                                                                    =================       =================

Liabilities and Stockholders' Equity Current liabilities:
    Accounts payable                                                            $           3,275,123               3,499,388
    Deferred revenue                                                                        4,030,131               3,096,698
    Accrued job costs                                                                       4,725,991               8,841,958
    Accrued compensation                                                                      245,431                 320,273
    Other accrued liabilities                                                                 509,426                 991,137
    Deferred taxes payable                                                                    625,884                 625,884
    Notes payable bank - current                                                              625,000                       -
    Subordinated notes payable - current                                                      625,000                 625,000
                                                                                    -----------------       -----------------
        Total current liabilities                                                          14,661,986              18,000,338

Notes payable bank - long term                                                              8,035,000              10,000,000
Subordinated notes payable - long term                                                      1,875,000               1,875,000
                                                                                    -----------------       -----------------
            Total liabilities                                                              24,571,986              29,875,338
                                                                                    -----------------       -----------------

Stockholders' equity:
    Class A convertible preferred stock, par value
        $.001; authorized 650,000 shares; none issued and  outstanding                              -                       -
    Class B convertible preferred stock, par value
        $.001;  authorized 700,000 shares; none issued and outstanding                              -                       -
    Preferred stock, undesignated; authorized
        3,650,000  shares; none issued and outstanding                                              -                       -
    Common stock, par value $.001; authorized
        25,000,000 shares; issued and outstanding 4,515,356 shares at
        September 30, 1999 and 4,513,481 shares at March 31, 1999                               4,515                   4,513
    Additional paid-in capital                                                              5,699,631               5,697,458
    Retained earnings                                                                       6,279,456               6,875,134
                                                                                    -----------------       -----------------
        Total stockholders' equity                                                         11,983,602              12,577,105
                                                                                    -----------------       -----------------
        Total liabilities and stockholders' equity                              $          36,555,588              42,452,443
                                                                                    =================       =================

* The consolidated balance sheet as of March 31, 1999 has been summarized from the Company's audited balance sheet as of that date. See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Operations
           Three Month and Six Month Periods Ended September 30, 1999
                             and September 30, 1998
                                   (Unaudited)



                                                           Three Months Ended                           Six Months Ended
                                                              September 30,                               September 30,

                                                       1999                  1998                  1999                  1998
                                                   -----------------    ---------------       ---------------   ----------------


Sales                                           $          9,159,310         10,151,232   $        17,942,740         22,403,002
Direct expenses                                            6,299,500          6,702,499            12,495,276         14,995,703
                                                     ---------------    ---------------       ---------------    ---------------

      Gross Profit                                         2,859,810          3,448,733             5,447,464          7,407,299
                                                     ---------------    ---------------       ---------------    ---------------


Salaries                                                   1,547,166          1,097,900             3,033,478          2,171,322
Selling, general and administrative expense                1,583,709          1,112,631             3,013,340          2,218,594
                                                     ---------------    ---------------       ---------------    ---------------

      Total operating expenses                             3,130,875          2,210,531             6,046,818          4,389,916
                                                     ---------------    ---------------       ---------------    ---------------

Operating income (loss)                                     (271,065)         1,238,202              (599,354)         3,017,383

Interest expense, net                                        183,540            127,917               393,442            298,553
                                                     ---------------    ---------------       ---------------    ---------------

Income (loss) before income taxes                           (454,605)         1,110,285              (992,796)         2,718,830
Provision (benefit) for income taxes                        (181,842)           445,000              (397,118)         1,088,000
                                                     ---------------    ---------------       ---------------    ---------------

Net income (loss)                               $           (272,763)           665,285   $          (595,678)         1,630,830
                                                     ===============    ===============       ===============    ===============


Net income (loss) per common and common
   equivalent share:**

   Basic                                        $               (.06)  $            .15      $           (.13)    $          .36
                                                    ================    ===============       ===============       ============

   Diluted                                      $               (.06)  $            .12      $           (.13)    $          .29
                                                    ================    ===============       ===============       ============


Weighted average number of common and
   common equivalent shares outstanding:**

   Basic                                                   4,515,064          4,479,891             4,514,268          4,477,621
                                                     ===============    ===============       ===============       ============

   Diluted                                                 4,515,064          5,593,517             4,514,268          5,675,847
                                                     ===============    ===============       ===============       ============

Reconciliation of weighted average shares used for basic and diluted computation is as follows:

           Weighted average shares - Basic                 4,515,064          4,479,891             4,514,268          4,477,621

           Dilutive effect of options and                         -           1,113,626                    -           1,198,226
           warrants
                                                     ---------------    ---------------       ---------------     --------------

           Weighted average shares - Diluted               4,515,064          5,593,517             4,514,268          5,675,847
                                                     ===============     ===============      ===============     ==============

** Adjusted for the five-for-four stock split paid in the form of a stock dividend to shareholders of record May 14, 1998.



See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                       Six months ended September 30, 1999
                                   (Unaudited)



                                                                       Additional                       Total
                                             Common Stock               Paid-in        Retained     Stockholders'
                                            par value $.001             Capital        Earnings        Equity
                                  --------------------------------   -------------    ------------  -------------
                                     Shares              Amount
                                  -------------       ------------

Balance, March 31, 1999               4,513,481    $        4,513  $    5,697,458  $    6,875,134  $  12,577,105

Exercise of stock options                 1,875                 2           2,173               -          2,175

Net loss                                      -                 -               -        (595,678)      (595,678)
                                   ------------      ------------    ------------     -----------   ------------

Balance, September 30, 1999           4,515,356    $        4,515  $    5,699,631  $    6,279,456  $  11,983,602
                                   ============      ============    ============     ===========   ============















See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Cash Flows
                  Six Months Ended September 30, 1999 and 1998
                                   (Unaudited)


                                                                                              1999                1998
                                                                                         ---------------    ----------------


Cash flows from operating activities:
    Net income (loss)                                                                   $       (595,678)          1,630,830
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
        Depreciation and amortization                                                            724,024             531,428
        Changes in operating assets and liabilities, net of effects of acquisitions:
           Increase in accounts receivable                                                    (2,478,033)           (224,222)
           Decrease (increase) in unbilled contracts in progress                               6,072,082          (5,382,443)
           Increase in prepaid expenses and other assets                                        (482,113)           (412,084)
           Decrease in prepaid taxes                                                             350,340             205,022
           Decrease in accounts payable                                                         (224,265)           (845,929)
           Increase in deferred revenue                                                          933,433                   -
           (Decrease) increase in accrued job costs                                           (4,115,967)          4,826,722
           Decrease in other accrued liabilities                                                (481,710)           (137,976)
           Decrease in accrued taxes payable                                                           -             (94,260)
           Decrease in accrued compensation                                                      (74,842)            (66,408)
                                                                                         ---------------    ----------------

           Net cash provided by (used in) operating activities                                  (372,729)             30,680
                                                                                         ---------------    ----------------

Cash flows from investing activities:
    Purchases of fixed assets                                                                   (300,858)           (189,012)
    Costs related to purchase of Optimum Group, Inc.                                                   -             (18,126)
                                                                                         ---------------    ----------------

           Net cash used in investing activities                                                (300,858)           (207,138)
                                                                                         ---------------    ----------------

Cash flows from financing activities:
    Repayments of bank borrowings - long term, net                                            (1,340,000)                  -
    Proceeds from exercise of stock options                                                        2,175               5,600
                                                                                         ---------------    ----------------

           Net cash provided (used in) by financing activities                                (1,337,825)              5,600
                                                                                         ---------------    ----------------

           Net decrease in cash                                                               (2,011,412)           (170,858)

Cash and cash equivalents at beginning of period                                               2,687,575           1,459,909
                                                                                         ---------------    ----------------
Cash and cash equivalents at end of period                                              $        676,163           1,289,051
                                                                                         ===============    ================

Supplemental disclosure:
    Interest paid during the period                                                     $        482,358             335,864
                                                                                         ===============    ================
    Income tax paid during the period                                                   $         46,570             952,536
                                                                                         ===============    ================



See accompanying notes to unaudited consolidated financial statements.

                 CoActive Marketing Group, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

                           September 30, 1999 and 1998



(1)      Basis of Presentation
         ---------------------

         The interim financial statements of CoActive Marketing Group, Inc. (the "Company") for the three and six month periods ended September 30, 1999 and 1998 have been prepared without audit. In the opinion of management, such financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three and six month periods ended September 30, 1999 are not necessarily indicative of the results for a full year.

On December 29, 1998, U.S. Concepts, Inc, a wholly-owned subsidiary of the Company, acquired the business of Murphy Liquidating Corporation, formerly known as U.S. Concepts, Inc. The acquisition has been accounted for as a purchase by the Company as at December 29, 1998. Accordingly, the results of operations of the Company for the three and six month periods ended September 30, 1999 reflect the consolidated operations of the Company including U.S. Concepts, Inc. whereas the operations for the three and six month periods ended September 30, 1998 are that of the Company excluding U.S. Concepts, Inc.

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


(2)      Earnings Per Share
         ------------------

         Earnings per share of common stock for the three and six month periods ended September 30, 1999 and 1998 have been calculated according to the guidelines of Statement No. 128 "Earnings per Share". All earnings per share calculations have been adjusted for the five-for-four stock split paid in the form of a stock dividend June 15, 1998 to shareholders of record May 14, 1998.

         Basic earnings per share for the three and six month periods have been computed by dividing net income for each of the respective periods by the weighted average number of shares of common stock outstanding for each such period. Diluted earnings per share for the three and six month periods have been computed by dividing net income for each of the periods by the weighted average number of shares of common stock and common stock equivalents outstanding for each such period, plus the assumed exercise of stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during the respective period. Stock options and warrants have been excluded from the calculation of diluted earnings per share in any period in which they would be antidilutive.

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


(5)      Notes Payable, Bank
         -------------------

         At September 30, 1999, the Company was not in compliance with three of the financial covenants of its bank loan agreement; namely the minimum EBITDA, the defined maximum senior debt leverage ratio and fixed charge ratio. On November 19, 1999, the Company and the bank executed an amendment to the loan agreement pursuant to which the bank waived the Company's non-compliance with respect to such financial covenants as of September 30, 1999 and the financial covenants were modified to be consistent with the Company's business plan.


(6)      Income Taxes
         ------------

         The provision for income taxes for the three and six month periods ended September 30, 1999 and 1998 is based upon the Company's estimated effective tax rate for the respective year.


Item 2.           Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations.
                  --------------------------

                  On December 29, 1998, U.S. Concepts, Inc. ("U.S. Concepts", a wholly-owned subsidiary of the Company, acquired the business of Murphy Liquidating Corporation, formerly known as U.S. Concepts, Inc. (the "U.S. Concepts Acquisition"). The U.S. Concepts Acquisition has been accounted for as a purchase by the Company as at December 29, 1998. Accordingly, the results of operations discussed below for the three and six month periods ended September 30, 1999 reflect the consolidated operations of the Company including U.S. Concepts, whereas the operations for the three and six month periods ended
September 30, 1998 are that of the Company excluding U.S. Concepts. The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

Results of Operations

         The following table presents operating data of the Company, expressed as a percentage of sales for each of the three and six month periods ended September 30, 1999 and 1998:

                                                                 Three Months Ended                     Six Months Ended
                                                                   September 30,                          September 30,
                                                         ----------------------------------    -----------------------------------
                                                              1999                1998              1999                1998
                                                         ---------------     --------------    ---------------    ----------------

Statement of Operations Data:

Sales                                                             100.0%             100.0%             100.0%              100.0%
Direct expenses                                                    68.8%              66.0%              69.6%               66.9%
Gross profit                                                       31.2%              34.0%              30.4%               33.1%
Salaries                                                           16.9%              10.8%              16.9%                9.7%
Selling, general and administrative expense                        17.3%              11.0%              16.8%                9.9%
Total operating expense                                            34.2%              21.8%              33.7%               19.6%
Operating income (loss)                                            (3.0%)             12.2%              (3.3%)              13.5%
Interest expense, net                                               2.0%               1.3%               2.2%                1.3%
Income (loss) before provision for taxes                           (5.0%)             10.9%              (5.5%)              12.1%
Provision (benefit) for income taxes                               (2.0%)              4.4%              (2.2%)               4.9%
Net income (loss)                                                  (3.0%)              6.6%              (3.3%)               7.3%

Other Data:

EBITDA                                                              1.1%              14.8%               0.7%               15.8%

         The following table presents operating data of the Company, expressed as a comparative percentage of change for the three and six month periods ended September 30, 1999 compared to the three and six month periods ended September 30, 1998 and the three and six month periods ended September 30, 1998 compared to the three and six month periods ended September 30, 1997:





                                                                Three Months Ended                     Six Months Ended
                                                                  September 30,                          September 30,
                                                        ----------------------------------    -----------------------------------
                                                             1999                1998              1999                1998
                                                        ---------------     --------------    ---------------    ----------------

Statement of Operations Data:

Sales                                                             (9.8%)            106.1%             (19.9%)             106.6%
Direct expenses                                                   (6.0%)            105.7%             (16.7%)             105.6%
Gross profit                                                     (17.1%)            106.9%             (26.5%)             108.6%
Salaries                                                          40.9%              57.9%              39.7%               57.1%
Selling, general and administrative expense                       42.3%             151.8%              35.8%              142.0%
Total operating expense                                           41.6%              94.4%              37.7%               91.0%
Operating income (loss)                                         (121.9%)            133.8%            (119.9%)             141.0%
Interest expense, net                                             43.5%            (617.2%)             31.8%              362.7%
Income (loss) before provision for taxes                        (140.9%)            100.3%            (136.5%)             106.5%
Provision (benefit) for income taxes                            (140.9%)            239.7%            (136.5%)             228.4%
Net income (loss)                                               (141.0%)             57.1%            (136.5%)              65.5%

Other Data:

EBITDA                                                           (93.3%)            139.7%             (96.5%)             147.7%


                  Sales. Sales for the quarter ended September 30, 1999 were $9,159,000, inclusive of $3,888,000 of sales of U.S. Concepts, compared to sales of $10,151,000 for the prior year quarter ended September 30, 1998, a decrease of $992,000. Sales for the six months ended September 30, 1999 were $17,943,000, inclusive of $7,058,000 of sales of U.S. Concepts, compared to sales of $22,403,000 for the six months ended September 30, 1998, a decrease of $4,460,000. The decrease in sales for the quarter and six month periods were primarily attributable to a lesser than anticipated amount of contracted sales materializing during the respective periods. At September 30, 1999, the Company's sales backlog, inclusive of approximately $3,363,000 attributable to U.S. Concepts, amounted to approximately $9,160,000 compared to a sales backlog of approximately $9,355,000 at September 30, 1998.

                  Direct Expenses. Direct expenses for the quarter ended September 30, 1999 were $6,299,000, inclusive of $3,075,000 of direct expenses of U.S. Concepts, compared to $6,702,000 for the comparable prior year quarter, a decrease of $403,000. Direct expenses for the six months ended September 30, 1999 were $12,495,000, inclusive of $5,465,000 direct expenses of U.S. Concepts, compared to $14,996,000 for the comparable prior year six month period, a decrease of $2,500,000. The decrease in direct expenses for the quarter and six month period ended September 30, 1999 was primarily attributable to the decrease in sales for the respective periods. The increase in direct expenses as a percentage of sales for both the quarter and six month period ended September 30, 1999 was primarily the result of the aggregate added mix of client programs of U.S. Concepts having a lower gross profit margin than the mix of the Company's projects in both the respective comparable prior year quarter and six month period.

                  As a result of these changes in sales and direct expenses, gross profit for the quarter and six month periods ended September 30, 1999 decreased to $2,860,000 and $5,447,000, respectively, from $3,449,000 and $7,407,000 for the prior year respective periods.

                  Operating Expenses. Operating expenses for the quarter ended September 30, 1999 increased by $920,000 to $3,131,000 compared to $2,211,000 for the quarter ended September 30, 1998. Operating expenses for the six months ended September 30, 1999 increased by $1,657,000 to $6,047,000 compared to $4,390,000 for the comparable prior year six month period. The increase in operating expenses for the quarter ended September 30, 1999 was primarily the result of (A) the inclusion of $577,000 of operating expenses of U.S. Concepts and (B) increases, primarily related to supporting and maintaining an anticipated increase in the level of operations, of $146,000 in salaries, accrued bonuses and related employee payroll expenses and $197,000 in selling, general and administrative expenses. The increase in operating expenses for the six months ended September 30, 1999 was primarily the result of (A) the inclusion of $1,022,000 of operating expenses of U.S. Concepts and (B) increases, primarily related to supporting and maintaining an anticipated increase in the level of operations, of $296,000 in salaries, accrued bonuses and related employee payroll expenses and $339,000 in selling, general and administrative expenses.

                  Interest Expense. Interest expense for the quarter and six month period ended September 30, 1999 increased by $56,000 and $95,000 respectively, compared to interest expense of $128,000 and $299,000 respectively for the quarter and six month period ended September 30, 1998. The increase in interest expense for the quarter and six month period ended September 30, 1999 was primarily related to the Company's increased bank borrowings in conjunction with the U.S. Concepts Acquisition.

                  Benefit/Provision For Income Taxes. Both the respective benefit and provision for federal, state and local income taxes for the respective quarters and six month periods ended September 30, 1999 and 1998 were based upon the Company's estimated effective tax rate for the respective fiscal year.

                   Net Income (Loss). As a result of the items discussed above, net loss for the quarter ended September 30, 1999 was $(273,000) compared to net income of $665,000 for the comparable prior year quarter and net loss for the six months ended September 30, 1999 was $(596,000) compared to net income of $1,631,000 for the comparable prior year six month period.


Liquidity and Capital Resources.

                  The Company has an outstanding bank credit facility (the "Loan Agreement") consisting of a $3,660,000 term loan (the "Term Loan") and a $5,000,000 revolving credit facility (the "Revolving Credit Facility"). At September 30, 1999, the aggregate of the Company's Term Loan and Revolving Credit Facility notes payable amounted to $8,660,000 and, at that date, the Company was not in compliance with three of the financial covenants of the Loan Agreement; namely the minimum EBITDA, the defined maximum senior debt leverage ratio and fixed charge coverage ratio. On November 19, 1999, the Loan Agreement was amended pursuant to which the bank waived the Company's non-compliance with such financial covenants as of September 30, 1999 and the financial covenants were modified to be consistent with the Company's business plan. There can be no assurance that the Company will be able to satisfy, on an ongoing basis, the modified financial covenants of the Loan Agreement.

For the six months ended September 30, 1999, the Company's activities were funded with existing working capital and amounts available under its revolving credit bank line. At September 30, 1999, the Company had cash and cash equivalents totaling $676,000 and working capital of $1,009,000 compared to cash and cash equivalents of $2,688,000 and working capital of $3,146,000 at March 31, 1999. The decrease in working capital at September 30, 1999 compared to March 31, 1999 was primarily the result of the Company's repayment of $1,340,000 of long term bank notes payable and the re-classification of $625,000 of the remaining bank notes payable as a current payable. Stockholders' equity decreased to $11,984,000 as a result of the Company's net loss for the six months ended September 30, 1999.

                  For the six months ended September 30, 1999, (i) cash used in operating activities amounted to $373,000, primarily as a result of an increase in accounts receivable and accrued job costs which were offset by a decrease in unbilled contracts in progress and deferred revenue; (ii) cash used in investing activities to purchase fixed assets amounted to $301,000; and net cash used in financing activities primarily to repay bank borrowings amounted to $ 1,338,000. As a result of the net effect of the aforementioned, the Company's cash and cash equivalents at September 30, 1999 decreased by $2,011,000.

                  The Company believes that its current working capital position is sufficient to support its existing and anticipated levels of operation. To the extent that the Company should be required to seek external equity or additional debt financing, there can be no assurance that the Company will be able to obtain any such additional funding.


Other Matters.

                  Year 2000 issues relate to the potential for system and processing failures of date related data as a result of computer controlled systems using two digits rather than four to define the applicable year. The result could be system failure or miscalculations which could cause disruptions to operations of the Company, its customers and suppliers. The Company relies on computer, voice and telecommunication systems and applications for most of its operations. The Company has evaluated its systems and has determined that they require software upgrades to make them Year 2000 compliant. Where applicable, the Company has purchased Year 2000 vendor software upgrades to make existing systems compliant and has purchased and is in the process of purchasing and installing newer systems which have been tested as being Year 2000 compliant. The Company believes that, based on its testings to date, its systems currently in use are Year 2000 compliant. The Company does not anticipate incurring any significant incremental costs related to Year 2000 compliance. The

Company's computer systems are not interdependent with the computer systems of its vendors and others with which the Company transacts business. The Company has initiated formal communications with its significant vendors and service suppliers to determine the extent to which the Company is vulnerable to those third parties' failures to remediate their systems, business processes and supply chains. The most reasonably likely risk confronting the Company would relate to a third party failure beyond the control of the Company such as telecommunications and related electrical failures. Upon further analysis of responses of Year 2000 readiness surveys received from vendors and suppliers, the Company intends to prepare contingency plans before calendar year end to minimize the potential impact of operational disruptions.

Forward-Looking Statements.

                  This   report    contains   or   incorporates   by   reference
forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof or other variations thereon or comparable terminology are intended to identify forward- looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company's expectations are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 under "Risk Factors", including but not limited to "Dependence on Key Personnel," "Customers," " Unpredictable Revenue Patterns,""Competition," "Risk Associated with Acquisitions," "Expansion Risk," "Control by Executive Officers and Directors," "Outstanding Indebtedness; Security Interest," and "Shares Eligible for Future Sale." Other factors may be described from time to time in the Company's public filings with the Securities and Exchange Commission, news releases and other communications. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.           Legal Proceedings

                  On April 30, 1999, the Registrant's wholly-owned subsidiary U.S. Concepts, Inc. ("U.S. Concepts"), was sued in the Superior Court of the State of California, County of San Francisco, by Ms. Star Norman for damages in excess of $25,000 plus unspecified punitive and other damages. The complaint arises out of Plaintiff's claim of sex discrimination in violation of California Fair Employment and Housing Act and the California constitution and wrongful discharge in violation of public policy. On September 24, 1999, the suit was amended to include the Company as an additional Defendant and Ms. Erica Smith as an additional Plaintiff alleging race discrimination in addition to the aforementioned claims of Ms. Norman.

                  With the exception of certain acts complained of by Ms. Smith, all of the acts complained of took place prior to the date of incorporation of U.S. Concepts in Delaware and at a time when the subject business was being conducted by a New York corporation, then named U.S. Concepts, Inc. and now named Murphy Liquidating Corporation ("Murphy Liquidating"). The subject business was acquired by U.S. Concepts from Murphy Liquidating on December 28, 1998. The Registrant intends to defend this case vigorously on the grounds that
(i) U.S. Concepts has no liability for the acts complained of since all of such acts with respect to Ms. Norman and to a significant extent those of Ms. Smith are alleged to have taken place prior to the existence of U.S. Concepts as an entity and (ii) the claims are without merit. Further, the Registrant has notified Murphy Liquidating and its shareholder that it claims indemnification from them for any loss arising from this matter pursuant to indemnification agreements entered into in connection with the acquisition.

Items 2, 3 and 5.  Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

                  The Annual Meeting of Stockholders of the Company was held on September 14, 1999 at the Company's offices at 415 Northern Boulevard, Great Neck, New York 11021 at 10:a.m. A majority of the Company's voting shares were present at the meeting, either in person or by proxy.

                  At such meeting, the stockholders:

                           1. elected  Paul A.  Amershadian,  John P.  Benfield,
Donald A. Bernard, Herbert M. Gardner, Joseph S. Hellman, Thomas E. Lachenman and Brian Murphy to the Board of Directors. All of these individuals will serve on the Board of Directors until the next annual meeting of stockholders and until their successors are duly elected and qualified.

       Directors                          Votes For          Votes Against
       ---------                          ---------          -------------
       Paul A. Amershadian                4,171,683                30,839
       John P. Benfield                   4,171,683                30,839
       Donald A. Bernard                  4,171,683                30,839
       Herbert M. Gardner                 4,171,683                30,839
       Joseph S. Hellman                  4,171,683                30,839
       Thomas E. Lachenman                4,171,683                30,839

                           2. approved an amendment to the Company's Certificate
of Incorporation changing the Company's name to CoActive Marketing Group, Inc.

                      Votes For          Votes Against       Votes Abstained
                      ---------          -------------       ----------------
                      4,150,960                 44,325                 7,237

                           3. approved an amendment to the Company's  1992 Stock
Option Plan (the "1992 Plan") to increase the number of shares of the Company's Common Stock (the "Shares") for which options may be granted pursuant to the 1992 Plan from 1,125,000 to 1,500,000 and limit the number of Shares with respect to which options may be granted under the 1992 Plan to any single participant in any single plan year to 150,000.

                        Votes For          Votes Against      Votes Abstained
                        ---------          -------------      ---------------
                        2,639,011                 47,141               56,299

                           4. approved and ratified on a  retroactive  basis the
Company's 1997 Executive Officer Stock Option Plan.

                        Votes For          Votes Against      Votes Abstained
                        ---------          -------------      ---------------
                        2,603,636                 78,766               60,049

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

                  (a) Exhibits.

                  Exhibit No.                        Description of Exhibits
                  -----------                        -----------------------

                           3.1                       Certificate of Incorporation, as amended, of the Registrant

                           3.2                       By-Laws, as amended, of the Registrant

                          27                         Financial Data Schedule

                  (b) Reports on Form 8-K.           None

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COACTIVE MARKETING GROUP, INC.



Dated: November 19, 1999            By:          /s/ John P. Benfield
                                        ---------------------------------------
                                             John P. Benfield, President
                                             (Principal Executive Officer)
                                                          and  Director



Dated: November 19, 1999            By:         /s/ Donald A. Bernard
                                        ----------------------------------------
                                           Donald A. Bernard, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Accounting and Financial
                                           Officer) and Director