Form 10-Q
period 1999-12-31
COACTIVE MARKETING GROUP INC
filed 2000-02-14
CIK 886475

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1999

                                                         OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


For the transition period from                 to
                               ---------------    ---------------

                         Commission file number 0-20394

                         COACTIVE MARKETING GROUP, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        06-1340408
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification Number)

          415 NORTHERN BOULEVARD
           GREAT NECK, NEW YORK                                11021
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

                  Yes  x   No
                      ---     ---

On February 14, 2000, 5,015,981 shares of the Registrant's Common Stock, par value $.001 a share, were outstanding.

                                      INDEX

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                                                               Page
                                                                                                               ----
PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements of CoActive Marketing Group, Inc. (Unaudited)

                  Consolidated Balance Sheets - December 31, 1999 and March 31, 1999                             4

                  Consolidated Statements of Operations - Three month and nine month periods
                  ended December 31, 1999 and December 31, 1998                                                  5

                  Consolidated Statement of Stockholders' Equity - Nine month period ended
                  December 31, 1999                                                                              6

                  Consolidated Statements of Cash Flows - Nine month periods ended
                  December 31, 1999 and December 31, 1998                                                        7

                   Notes to Unaudited Consolidated Financial Statements                                          8

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                          9

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                                             13

PART II - OTHER INFORMATION                                                                                     14

ITEM 1.  Legal Proceedings

ITEMS 2, 3, 4 AND 5.  Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a) Exhibits.

           Exhibit No.     Description of Exhibit
           -----------     ----------------------
           10.1            Fourth Amendment to Loan Documents, dated as of
                           November 19, 1999 among PNC Bank, National
                           Association, CoActive Marketing Group, Inc., U.S.
                           Concepts, Inc., Inmark Services, Inc., and Optimum
                           Group, Inc.(incorporated by reference to Exhibit 1 of

                           Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 1999)

                  27       Financial Data Schedule

                  (b) Reports on Form 8-K.

                  On November 29, 1999, the Company filed a report on Form 8-K announcing that on November 19, 1999, the Company, its subsidiaries and PNC Bank National Association ("Lender") executed an amendment to the Company's loan documents, pursuant to which Lender waived compliance with certain financial covenants and the terms of certain other financial covenants were amended.

SIGNATURES                                                                  15
----------

                         PART I - FINANCIAL INFORMATION

                         COACTIVE MARKETING GROUP, INC.
                          Consolidated Balance Sheets
                      December 31, 1999 and March 31, 1999

                                                                          December 31, 1999   March 31, 1999*
                                                                          -----------------   ---------------
                                                                             (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                $ 3,186,094      $ 2,687,575
    Accounts receivable                                                        7,899,854        7,042,640
    Unbilled contracts in progress                                             3,384,395        9,537,540
    Prepaid taxes                                                              1,204,108        1,502,431
    Prepaid expenses and other current assets                                    797,981          376,593
                                                                             -----------      -----------
    Total current assets                                                      16,472,432       21,146,779
                                                                             -----------      -----------

Furniture, fixtures and equipment, net                                         2,355,203        1,820,479
Less accumulated depreciation                                                    774,638          453,341
                                                                             -----------      -----------
                                                                               1,580,565        1,367,138
                                                                             -----------      -----------

Notes receivable from officer                                                    225,000          225,000
Goodwill, net                                                                 18,783,085       19,548,929
Deferred financing costs                                                          80,925           99,600
Other assets                                                                     130,043           64,997
                                                                             -----------      -----------
    Total assets                                                             $37,272,050      $42,452,443
                                                                             ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                         $ 2,572,612      $ 3,499,388
    Deferred revenue                                                           3,916,835        3,096,698
    Accrued job costs                                                          6,295,476        8,841,958
    Accrued compensation                                                         104,607          320,273
    Other accrued liabilities                                                    554,743          991,137
    Deferred taxes payable                                                       625,884          625,884
    Notes payable bank - current                                                 937,500               --
    Subordinated notes payable - current                                         625,000          625,000
                                                                             -----------      -----------
    Total current liabilities                                                 15,632,657       18,000,338
                                                                             -----------      -----------

Notes payable bank - long term                                                 7,722,500       10,000,000
Subordinated notes payable - long term                                         1,875,000        1,875,000
                                                                             -----------      -----------
            Total liabilities                                                 25,230,157       29,875,338
                                                                             -----------      -----------

Stockholders' equity:
    Class A convertible preferred stock, par value                                    --               --
         $.001; authorized 650,000 shares; none issued and  outstanding
    Class B convertible preferred stock, par value                                    --               --
         $.001; authorized 700,000 shares; none issued and outstanding
    Preferred stock, undesignated; authorized                                         --               --
         3,650,000 shares; none issued and outstanding
    Common stock, par value $.001; authorized
          25,000,000 shares; issued and outstanding 4,515,356 shares at
          December 31, 1999 and 4,513,481 shares at March 31, 1999                 4,515            4,513
    Additional paid-in capital                                                 5,699,631        5,697,458
    Retained earnings                                                          6,337,747        6,875,134
                                                                             -----------      -----------
    Total stockholders' equity                                                12,041,893       12,577,105
                                                                             -----------      -----------
    Total liabilities and stockholders' equity                               $37,272,050      $42,452,443
                                                                             ===========      ===========

* The consolidated balance sheet as of March 31, 1999 has been summarized from the Company's audited balance sheet as of that date. See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Operations
Three Month and Nine Month Periods Ended December 31, 1999 and December 31, 1998
                                   (Unaudited)

                                                                   Three Months Ended                     Nine Months Ended
                                                                      December 31,                          December 31,
                                                                  1999              1998              1999               1998
                                                                  ----              ----              ----               ----
Sales                                                        $ 12,044,635      $ 11,334,802      $ 29,987,375       $ 33,737,804
Direct expenses                                                 8,981,577         7,686,441        21,476,853         22,682,144
                                                             ------------      ------------      ------------       ------------

      Gross Profit                                              3,063,058         3,648,361         8,510,522         11,055,660
                                                             ------------      ------------      ------------       ------------


Salaries                                                        1,282,021         1,002,072         4,294,884          3,173,394
Selling, general and administrative expense                     1,449,113         1,082,854         4,483,073          3,301,448
                                                             ------------      ------------      ------------       ------------

      Total operating expenses                                  2,731,134         2,084,926         8,777,957          6,474,842
                                                             ------------      ------------      ------------       ------------

Operating income (loss)                                           331,924         1,563,435          (267,435)         4,580,818

Interest expense, net                                             234,767           165,979           628,209            464,523
                                                             ------------      ------------      ------------       ------------

Income (loss) before income taxes                                  97,157         1,397,456          (895,644)         4,116,295
Provision (benefit) for income taxes                               38,864           558,514          (358,257)         1,646,514
                                                             ------------      ------------      ------------       ------------

Net income (loss)                                            $     58,293      $    838,942      $   (537,387)      $  2,469,781
                                                             ============      ============      ============       ============

Net income (loss) per common and common
Equivalent share:**


   Basic                                                     $        .01      $        .19      $       (.12)      $        .55
                                                             ============      ============      ============       ============

   Diluted                                                   $        .01      $        .15      $       (.12)      $        .44
                                                             ============      ============      ============       ============


Weighted average number of common and common equivalent shares outstanding:**


   Basic                                                        4,515,356         4,481,835         4,514,633          4,479,067
                                                             ============      ============      ============       ============

   Diluted                                                      5,056,732         5,597,219         4,514,633          5,652,781
                                                             ============      ============      ============       ============


Reconciliation of weighted average shares used for basic and diluted computation is as follows:


Weighted average shares - Basic                                 4,515,356         4,481,835         4,514,633          4,479,067
                                                             ============      ============      ============       ============

Dilutive effect of options and warrants                           541,376         1,115,384                --          1,173,714
                                                             ============      ============      ============       ============

Weighted average shares - Diluted                               5,056,732         5,597,219         4,514,633          5,652,781
                                                             ============      ============      ============       ============

** Adjusted for the five-for-four stock split paid in the form of a stock dividend to shareholders of record May 14, 1998. See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                       Nine Months Ended December 31, 1999
                                   (Unaudited)


                                                                     Additional                              Total
                                          Common Stock                 Paid-in            Retained       Stockholders'
                                         par value $.001               Capital            Earnings         Equity
                                         ---------------               -------            --------         ------
                                     Shares           Amount
                                     ------           ------
Balance, March 31, 1999            4,513,481      $      4,513      $  5,697,458      $  6,875,134       $ 12,577,105


Exercise of stock options              1,875                 2             2,173                --              2,175

Net loss                                  --                --                --          (537,387)          (537,387)
                                ------------      ------------      ------------      ------------       ------------

Balance, December 31, 1999         4,515,356      $      4,515      $  5,699,631      $  6,337,747       $ 12,041,893
                                ============      ============      ============      ============       ============

     See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended December 31, 1999 and 1998
                                   (Unaudited)

                                                                                           1999              1998
                                                                                           ----              ----


Cash flows from operating activities:
    Net income (loss)                                                                 $  (537,387)      $ 2,469,781
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:

         Operating activities:
        Depreciation and amortization                                                   1,105,816           815,271
        Changes in operating assets and liabilities, net of effects of acquisitions:

           (Increase) in accounts receivable                                             (857,214)       (1,252,431)
           Decrease (increase) in unbilled contracts in progress                        6,153,145        (8,998,630)
           (Increase) in prepaid expenses and other assets                               (486,434)         (314,141)
           Decrease in prepaid taxes                                                      298,323                --
           Decrease in accounts payable                                                  (926,776)         (143,581)
           Increase in deferred revenue                                                   820,137                --
           (Decrease) increase in accrued job costs                                    (2,546,482)        5,978,163
           (Decrease) increase in other accrued liabilities                              (488,686)          536,692
           Increase in accrued taxes payable                                                                706,425
           Decrease in accrued compensation                                              (163,374)         (183,062)
                                                                                      -----------       -----------

           Net cash provided by (used in) operating activities                          2,371,068          (385,513)
                                                                                      -----------       -----------

Cash flows from investing activities:

    Purchases of fixed assets                                                            (534,724)         (462,505)
    Costs related to purchase of Optimum Group, Inc. and U.S.
    Concepts, Inc., net of cash acquired                                                       --        (2,624,448)
                                                                                      -----------       -----------

           Net cash used in investing activities                                         (534,724)       (3,086,953)
                                                                                      -----------       -----------

Cash flows from financing activities:

    (Repayments) proceeds of bank borrowings, net                                      (1,340,000)        3,000,000
    Proceeds from exercise of stock options                                                 2,175             5,600
                                                                                      -----------       -----------

           Net cash (used in) provided by financing activities                         (1,337,825)        3,005,600
                                                                                      -----------       -----------

           Net increase (decrease) in cash                                                498,519          (466,866)

Cash and cash equivalents at beginning of period                                        2,687,575         1,459,909
                                                                                      -----------       -----------
Cash and cash equivalents at end of period                                            $ 3,186,094       $   993,043
                                                                                      ===========       ===========

Supplemental disclosure:
    Interest paid during the period                                                   $   716,240       $   443,970
                                                                                      ===========       ===========
    Income tax paid during the period                                                 $   130,256       $   964,933
                                                                                      ===========       ===========

Noncash investing and financing activity:
    Value of 30,000 shares of common stock issued related to
    purchase of U.S. Concepts, Inc                                                    $        --       $   250,000
                                                                                      ===========       ===========

See accompanying notes to unaudited consolidated financial statements.

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

            Notes to the Unaudited Consolidated Financial Statements

                           December 31, 1999 and 1998



(1)      Basis of Presentation

         The interim financial statements of CoActive Marketing Group, Inc. (the "Company") for the three and nine month periods ended December 31, 1999 and 1998 have been prepared without audit. In the opinion of management, such financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three and nine month periods ended December 31, 1999 are not necessarily indicative of the results for a full year.

         On December 29, 1998, U.S. Concepts, Inc, a wholly-owned subsidiary of the Company, acquired the business of Murphy Liquidating Corporation, formerly known as U.S. Concepts, Inc. The acquisition has been accounted for as a purchase by the Company as at December 29, 1998. Accordingly, the results of operations of the Company for the three and nine month periods ended December 31, 1999 reflect the consolidated operations of the Company including U.S. Concepts, Inc. whereas the operations for the three and nine month periods ended December 31, 1998 are that of the Company excluding U.S. Concepts, Inc.

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

(2)      Earnings Per Share

         Earnings per share of common stock for the three and nine month periods ended December 31, 1999 and 1998 have been calculated according to the guidelines of Statement No. 128 "Earnings per Share". All earnings per share calculations have been adjusted for the five-for-four stock split paid in the form of a stock dividend June 15, 1998 to shareholders of record on May 14, 1998.

         Basic earnings per share for the three and nine month periods have been computed by dividing net income or loss for each of the respective periods by the weighted average number of shares of common stock outstanding for each such period. Diluted earnings per share for the three and nine month periods have been computed by dividing net income for each of the periods by the weighted average number of shares of common stock and common stock equivalents outstanding for each such period, plus the assumed exercise of stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during the respective period. Stock options and warrants have been excluded from the calculation of diluted earnings per share in any period in which they would be antidilutive.

(3)      Unbilled Contracts in Progress

         Unbilled contracts in progress represents revenue recognized in advance of billings rendered based on work performed to date on certain contracts. Accrued job costs are also recorded for such contracts to properly match costs and revenue.

(4)      Deferred Revenue

         Deferred revenue represents contract amounts billed and client advances in excess of costs incurred and estimated profit earned.

(5)      Notes Payable, Bank

         At December 31, 1999, the Company was not in compliance with the minimum EBITDA financial covenant. On February 11, 2000, the Company and the bank executed an amendment to the loan agreement pursuant to which the bank waived the Company's non-compliance with respect to such financial covenant as of December 31, 1999 and the financial covenant was modified to be consistent with the Company's business plan.

(6)      Income Taxes

         The provision for income taxes for the three and nine month periods ended December 31, 1999 and 1998 is based upon the Company's estimated effective tax rate for the respective year.

(7)      Subsequent Events

         On January 31, 2000, the Company, in a private placement for $1 million sold 500,000 newly issued shares of its common stock together with five year warrants to purchase an additional 250,000 shares of its common stock at a purchase price of $2.50. On February 1, 2000, the Company used $500,000 of the proceeds of the placement to reduce its Term Loan and intends to use the remaining proceeds to increase its working capital and for an investment in a strategic alliance with a minority-owned, multi cultural, predominately Hispanic, promotion and marketing services company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         On December 29, 1998, U.S. Concepts, Inc. ("U.S. Concepts", a wholly-owned subsidiary of the Company), acquired the business of Murphy Liquidating Corporation, formerly known as U.S. Concepts, Inc. (the "U.S. Concepts Acquisition"). The U.S. Concepts Acquisition has been accounted for as a purchase by the Company as at December 29, 1998. Accordingly, the results of operations discussed below for the three and nine month periods ended December 31, 1999 reflect the consolidated operations of the Company including U.S. Concepts, whereas the operations for the three and nine month periods ended December 31, 1998 are that of the Company excluding U.S. Concepts. The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

RESULTS OF OPERATIONS

         The following table presents operating data of the Company, expressed as a percentage of sales for each of the three and nine month periods ended December 31, 1999 and 1998:

                                                                       THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                           DECEMBER 31,                           DECEMBER 31,
                                                                           ------------                           ------------
                                                                      1999              1998              1999               1998
                                                                      ----              ----              ----               ----

STATEMENT OF OPERATIONS DATA:
Sales                                                                100.0%            100.0%            100.0%             100.0%
Direct expenses                                                       74.6%             67.8%             71.6%              67.2%
Gross profit                                                          25.4%             32.2%             28.4%              32.8%
Salaries                                                              10.7%              8.8%             14.4%               9.4%
Selling, general and administrative expense                           12.0%              9.6%             14.9%               9.8%
Total operating expense                                               22.7%             18.4%             29.3%              19.2%
Operating income (loss)                                                2.7%             13.8%            (0.9%)              13.6%
Interest expense, net                                                  1.9%              1.5%              2.1%               1.4%
Income (loss) before provision for taxes                               0.8%             12.3%            (3.0%)              12.2%
Provision (benefit) for income taxes                                   0.3%              4.9%            (1.2%)               4.9%
Net income (loss)                                                      0.5%              7.4%            (1.8%)               7.3%
OTHER DATA:



EBITDA                                                                 5.9%             16.3%              2.8%              16.0%

         The following table presents operating data of the Company, expressed as a comparative percentage of change for the three and nine month periods ended December 31, 1999 compared to the three and nine month periods ended December 31, 1998 and the three and nine month periods ended December 31, 1998 compared to the three and nine month periods ended December 31, 1997:

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       DECEMBER 31,             DECEMBER 31,
                                                       ------------             ------------
                                                    1999        1998          1999        1998
                                                    ----        ----          ----        ----

STATEMENT OF OPERATIONS DATA:
Sales                                               6.3%        57.2%       (11.1%)       86.9%
Direct expenses                                    16.8%        54.7%        (5.3%)       85.0%
Gross profit                                      (16.0%)       62.7%       (23.0%)       90.8%
Salaries                                           27.9%        25.2%        35.3%        45.4%
Selling, general and administrative expense        33.8%       122.2%        35.8%       135.1%
Total operating expense                            31.0%        61.9%        35.6%        80.5%
Operating income (loss)                           (78.8%)       63.7%      (105.8%)      107.5%
Interest expense, net                              41.4%      (473.2%)       35.2%      (526.1%)
Income (loss) before provision for taxes          (93.0%)       39.8%      (121.8%)       77.7%
Provision (benefit) for income taxes              (93.0%)       19.2%      (121.8%)      105.8%
Net income (loss)                                 (93.1%)       58.0%      (121.8%)       62.9%
OTHER DATA:

EBITDA                                            (61.4%)       76.8%       (84.5%)      117.8%

                  SALES. Sales for the quarter ended December 31, 1999 were $12,045,000, inclusive of $3,880,000 of sales of U.S. Concepts, compared to sales of $11,335,000 for the prior year quarter ended December 31, 1998, an increase of $710,000. Sales for the nine months ended December 31, 1999 were $29,987,000, inclusive of $10,938,000 of sales of U.S. Concepts, compared to sales of $33,738,000 for the nine months ended December 31, 1998, a decrease of $3,751,000. The increase in sales for the quarter was primarily attributable to the inclusion of the sales of U.S. Concepts whereas the decrease in sales for the nine month period was primarily attributable to a lesser than anticipated amount of contracted sales materializing during the period. At December 31, 1999, the Company's sales backlog, inclusive of approximately $12,071,000 attributable to U.S. Concepts, amounted to approximately $18,355,000 compared to a sales backlog of approximately $8,292,000 at December 31, 1998.

                  DIRECT EXPENSES. Direct expenses for the quarter ended December 31, 1999 were $8,982,000, inclusive of $3,064,000 of direct expenses of U.S. Concepts, compared to $7,687,000 for the comparable prior year quarter, an increase of $1,295,000. Direct expenses for the nine months ended December 31, 1999 were $21,477,000, inclusive of $8,529,000 direct expenses of U.S. Concepts, compared to $22,682,000 for the comparable prior year nine month period, a decrease of $1,205,000. The increase in direct expenses for the quarter was primarily attributable to the inclusion of the direct expenses of U.S. Concepts whereas the decrease in direct expenses for the nine month period ended December 31, 1999 was primarily attributable to the decrease in sales for the period. The increase in direct expenses as a percentage of sales for both the quarter and nine month period ended December 31, 1999 was primarily the result of the aggregate added mix of client programs of U.S. Concepts having a lower gross profit margin than the mix of the Company's projects in both the respective comparable prior year quarter and nine month period.

                  As a result of these changes in sales and direct expenses, gross profit for the quarter and nine month periods ended December 31, 1999 decreased to $3,063,000 and $8,511,000, respectively, from $3,648,000 and $11,056,000 for the prior year respective periods.

                  OPERATING EXPENSES. Operating expenses for the quarter ended December 31, 1999 increased by $646,000 to $2,731,000 compared to $2,085,000 for the quarter ended December 31, 1998. Operating expenses for the nine months ended December 31, 1999 increased by $2,303,000 to $8,778,000 compared to $6,475,000 for the comparable prior year nine month period. The increase in operating expenses for the quarter ended December 31, 1999 was primarily the result of (i) the inclusion of $531,000 of operating expenses of U.S. Concepts and (ii) increases in salaries and related employee payroll expenses, selling, general administrative expenses primarily related to supporting and maintaining an anticipated increase in the level of operations. The increase in operating expenses for the nine months ended December 31, 1999 was primarily the result of
(i) the inclusion of $1,553,000 of operating expenses of U.S. Concepts and (ii) increases, primarily related to supporting and maintaining an anticipated increase in the level of operations, of $227,000 in salaries, accrued bonuses and related employee payroll expenses and $523,000 in selling, general and administrative expenses.

                  INTEREST EXPENSE. Interest expense for the quarter and nine month period ended December 31, 1999 increased by $69,000 and $163,000 to $235,000 and $628,000 respectively, compared to interest expense of $166,000 and $465,000 respectively for the quarter and nine month period ended December 31, 1998. The increase in interest expense for the quarter and nine month period ended December 31, 1999 was primarily related to the Company's increased bank borrowings in conjunction with the U.S. Concepts Acquisition.

                  BENEFIT/PROVISION FOR INCOME TAXES. The respective provision or benefit for federal, state and local income taxes as reflected in the quarters and nine month periods ended December 31, 1999 and 1998 were based upon the Company's estimated effective tax rate for the respective fiscal year.

                  NET INCOME (LOSS). As a result of the items discussed above, net income for the quarter ended December 31, 1999 was $58,000 compared to net income of $839,000 for the comparable prior year quarter and net loss for the nine months ended December 31, 1999 was $(537,000) compared to net income of $2,470,000 for the comparable prior year nine month period.

LIQUIDITY AND CAPITAL RESOURCES.

                  The Company has an outstanding bank credit facility (the "Loan Agreement") consisting of a $3,660,000 term loan (the "Term Loan") and a $5,000,000 revolving credit facility (the "Revolving Credit Facility"). At December 31, 1999, the aggregate of the Company's Term Loan and Revolving Credit Facility notes payable amounted to $8,660,000 and, at that date, the Company was not in compliance with the EBITDA financial covenant of the Loan Agreement. On February 11, 2000, the Loan Agreement was amended pursuant to which the bank waived the Company's non-compliance with such financial covenant as of December 31, 1999 and the financial covenant was modified to be consistent with the Company's business plan. There can be no assurance that the Company will be able to satisfy, on an ongoing basis, the modified financial covenants of the Loan Agreement.

                  For the nine months ended December 31, 1999, the Company's activities were funded with existing working capital and amounts available under its Revolving Credit Facility. At December 31, 1999, the Company had cash and cash equivalents totaling $3,186,000 and working capital of $ 840,000 compared to cash and cash equivalents of $2,688,000 and working capital of $3,146,000 at March 31, 1999. The decrease in working capital at December 31, 1999 compared to March 31, 1999 was primarily the result of the Company's repayment of $1,340,000 of long term bank notes payable and the re-classification of $937,500 of the remaining bank notes payable as a current payable. Stockholders' equity decreased to $12,042,000 as a result of the Company's net loss for the nine months ended December 31, 1999.

                  For the nine months ended December 31, 1999, (i) cash provided by operating activities amounted to $2,371,000, primarily as a result of a decrease in unbilled contracts in progress, a decrease in prepaid taxes and an increase in deferred revenue which were offset by increases in accounts receivable, prepaid expenses and other assets and decreases in accounts payable, accrued job costs, accrued compensation and other accrued liabilities; (ii) cash used in investing activities to purchase fixed assets amounted to $535,000; and
(iii) net cash used in financing activities primarily to repay bank borrowings amounted to $1,338,000. As a result of the net effect of the aforementioned, the Company's cash and cash equivalents at December 31, 1999 increased by $499,000.

                  The Company believes that its current working capital position and equity obtained in a private placement discussed under "Other Matters" below are sufficient to support its existing and anticipated levels of operation. To the extent that the Company should be required to seek external equity or additional debt financing, there can be no assurance that the Company will be able to obtain any such additional funding.

OTHER MATTERS.

                  On January 31, 2000, the Company, in a private placement for $1 million sold 500,000 newly issued shares of its common stock together with five year warrants to purchase an additional 250,000 shares of its common stock at a purchase price of $2.50. On February 1, 2000, the Company used $500,000 of the proceeds of the placement to reduce its Term Loan and intends to use the remaining proceeds to increase its working capital and for an investment in a strategic alliance with a minority-owned, multi cultural, predominately Hispanic, promotion and marketing services company.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  On April 30, 1999, the Registrant's wholly-owned subsidiary U.S. Concepts, Inc. ("U.S. Concepts"), was sued in the Superior Court of the State of California, County of San Francisco, by Ms. Star Norman for damages in excess of $25,000 plus unspecified punitive and other damages. The complaint arises out of Plaintiff's claim of sex discrimination in violation of the California Fair Employment and Housing Act and the California constitution and wrongful discharge in violation of public policy. On September 24, 1999, the suit was amended to include the Company as an additional Defendant and Ms. Erica Smith as an additional Plaintiff alleging race discrimination in addition to the aforementioned claims of Ms. Norman.

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

ITEMS 2, 3, 4 AND 5.  NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits.

                           Exhibit No.       Description of Exhibits
                           -----------       -----------------------
                              10.1           Fourth Amendment to Loan Documents,
                                             dated as of November 19, 1999 among
                                             PNC Bank, National Association,
                                             CoActive Marketing Group, Inc.,
                                             U.S. Concepts, Inc., Inmark
                                             Services, Inc., and Optimum Group,
                                             Inc. (incorporated by reference to
                                             Exhibit 1 of Registrant's Current
                                             Report on Form 8-K filed with the
                                             Securities and Exchange Commission
                                             on November 29, 1999

                              27            Financial Data Schedule

          (b) Reports on Form 8-K.

                           On November 29, 1999, the Company filed a report on Form 8-K announcing that on November 19, 1999, the Company, its subsidiaries and PNC Bank, National Association ("Lender") executed an amendment to the Company's loan documents, pursuant to which Lender waived compliance with certain financial covenants and the terms of certain other financial covenants were amended.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COACTIVE MARKETING GROUP, INC.

Dated: February 14, 2000       By:   /s/ John P. Benfield
                                  -----------------------
                                          John P. Benfield, President
                                          (Principal Executive Officer)
                                          and  Director



Dated: February 14, 2000       By:   /s/ Donald A. Bernard
                                  ------------------------
                                          Donald A. Bernard, Executive Vice
                                          President and Chief Financial Officer
                                          (Principal Accounting and Financial
                                          Officer) and Director