Form 10-K
period 2000-03-31
COACTIVE MARKETING GROUP INC
filed 2000-06-29
CIK 886475

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED MARCH 31, 2000 (FEE REQUIRED)

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of June 26, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $7,892,984.

     As of June 26, 2000, 5,015,981 shares of Common Stock, $.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                   DOCUMENT                         PART OF 10-K INTO WHICH INCORPORATED
                   --------                         ------------------------------------
Definitive Proxy Statement relating to                            Part III
Registrant's 2000 Annual Meeting of
Stockholders

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

ITEM 1.  BUSINESS.

GENERAL INTRODUCTION

     CoActive Marketing Group, Inc. ("CoActive"), together with its wholly-owned subsidiaries, Inmark Services, Inc. ("Inmark"), Optimum Group, Inc. ("Optimum"), and U.S. Concepts, Inc. ("U.S. Concepts") and, together with CoActive, Services and Optimum, the ("Company"), is a full service marketing, sales promotion and interactive new media services and e-commerce provider organization which designs, develops and implements turnkey customized national, regional and local consumer and trade promotion programs principally for Fortune 500 consumer product companies. The Company's programs are designed to enhance the value of its clients' budgeted expenditures and achieve, in an objectively measurable way, its clients' specific marketing and promotional objectives. In the industry, the Company's programs are commonly referred to as "account specific" and/or "co-marketing", as they may target the participation and cooperation of a specific retail chain or groups of retailers or other sources of distribution to attain results in the form of increased in-store product displays, related consumer purchases and enhanced product brand name recognition.

     In addition to offering a full range of traditional marketing and sales promotional services consisting of strategic marketing, creative services, direct marketing, multi cultural marketing, event marketing, entertainment marketing, and in-store sampling and merchandising; the Company is also a provider of interactive new media services consisting of Internet web site designing and hosting, e-commerce tools, electronic sales tools and computer based training. By providing a wide range of programs and services, the Company affords its clients a total solutions resource for strategic planning, creative development, production, implementation and sales training aids, including in-store and special event activities.

     CoActive was initially formed under the laws of the State of Delaware in March 1992 as Health Image Media, Inc. Its principal offices are located at 415 Northern Boulevard, Great Neck, New York 11021, and its telephone number is 516-622-2800.

     The Company began to engage in its current operations on September 29, 1995 upon consummation of a merger transaction (the "Merger") as a result of which Inmark Services, Inc., a New York corporation, became a wholly-owned subsidiary of CoActive and the management of Inmark Services, Inc. became the executive management of the Company. Previously, CoActive had been engaged in unrelated activities which were discontinued in June 1993.

     On March 31, 1998, Optimum, an indirect wholly-owned subsidiary of CoActive acquired all of the assets and assumed certain liabilities of OG Holding Corporation, formerly known as Optimum Group, Inc. (the "Optimum Acquisition"). The purchase price for the Optimum Acquisition consisted of $9,298,000 in cash (including expenses), a subordinated note of CoActive in the principal amount of $2,500,000, 565,385 shares of newly and validly issued common stock of CoActive ("CoActive Common Stock") and the payment or assumption of approximately $1,900,000 of existing debt of the seller. Simultaneously with the closing of the Optimum Acquisition, the Company entered into a loan agreement with a bank (the "Loan Agreement") pursuant to which the Company obtained a $5,000,000 five-year term loan (the "Term Loan") and a $5,000,000 revolving loan credit facility (the "Revolving Loan Facility", and together with the Term Loan, the "Loan"). A portion of the proceeds of the Loan was used to finance the Optimum Acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Optimum business, founded in 1973, provides marketing, visual communications and graphic design services which complement and add value to those services provided by other subsidiaries of the Company. Optimum assists clients in varied industries in identifying the best and most complete solution for their business communication needs. Optimum offers clients leading edge visual communications technology and Internet development, interface and access, interactive sales training and support solutions. In addition to its role in providing the Company's clients with an integrated total resource range of marketing solutions, Optimum serves as an independent resource for strategic planning, creative development, production and implementation.

     On December 29, 1998, U.S. Concepts, a Delaware corporation and wholly-owned subsidiary of the Company acquired the business conducted by U.S. Concepts, Inc., a New York corporation now known as Murphy Liquidating Corporation (the "U.S. Concepts Acquisition"). The purchase price for the U.S. Concepts Acquisition was $1,660,000, consisting of $1,410,000 in cash (including expenses) and 30,000 newly issued shares of CoActive Common Stock valued at $250,000. In the event that U.S. Concepts achieves specified pre-tax earnings during the two year period ending December 31, 2000 and cumulatively during the four-year period commencing on January 1, 1999, additional installments of purchase price totaling up to $2,500,000 may be payable. At the option of the recipient, 50% of such installments may be paid in shares of CoActive Common Stock. In connection with the U.S. Concepts Acquisition, U.S. Concepts assumed liabilities in the amount of $2,500,000. The cash portion of the U.S. Concepts Acquisition was financed with proceeds from the Company's remaining unused Revolving Loan Facility. The U.S. Concepts business founded in 1983, provides event marketing and in-store promotion services, including brand creating and execution of special event campaigns, tours and festivals, sales driven sampling, demonstration programs and events. These services complement and add value to the services provided by the other subsidiaries of the Company. U.S. Concepts assists clients with the expertise and manpower to reach target customers where they live, shop, play and study in a manner that integrates client brands directly with customer lifestyles.

     On January 14, 1999, the Loan Agreement was amended to increase the principal amount available under the Revolving Loan Facility for the period from January 14, 1999 to and including December 31, 1999 from $5,000,000 to $7,000,000.

     The Loan Agreement was subsequently amended on (i) June 30, 1999 to (a) reduce the principal amount available under the Revolving Loan Facility from $7,000,000 to $5,000,000, (b) require a payment so as to reduce the amount outstanding under the Term Loan from $5,000,000 to $3,660,000 and (c) waive non-compliance with, and amend certain financial covenants; (ii) November 19, 1999 to waive non-compliance with and amend certain financial covenants; (iii) February 11, 2000 to (a) eliminate the revolving feature of the Revolving Loan Facility and prohibit further borrowings on a revolving loan basis, (b) set April 8, 2001 as the final maturity date of the loans outstanding under the Loan Agreement, (c) require a principal payment of $500,000 to be made on or before March 8, 2000, and thereafter on the eighth day of each month commencing on April 8, 2000 a monthly payment of $200,000 to reduce the outstanding Term Loan,
(d) amend the interest rate provisions of the Loan Agreement so that all Loans bear interest at a rate equal to two percent above lender's prime rate and (e) grant a waiver of the Company's non-compliance at December 31, 1999 with respect to certain financial covenants.

     On June 15, 2000, the Loan Agreement was further amended to modify certain financial covenants and to waive the Company's non-compliance with respect to such financial covenants for the quarter ended March 31, 2000 and amend the interest rate provisions of the Loan Agreement so that all loans bear interest at a rate per annum equal to three percent above lender's prime rate and on June 26, 2000, the Loan Agreement was further amended to extend the final maturity date of the loans outstanding under the Loan Agreement to July 8, 2001. See "Risk Factors-Outstanding Indebtedness; Security Interest" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Effective March 1, 2000, the Company entered into a twelve month term Retainer and Option Agreement, with a minority owned, predominantly Hispanic, ethnically oriented promotion agency headquartered in San Antonio, Texas doing business as Marketvision, which (i) established a strategic alliance with respect to the cooperative marketing and support of services; (ii) provides for a monthly retainer payment by the Company to Marketvision and (iii) granted the Company an option, during the term of the agreement, to acquire a 49% ownership interest in Marketvision for a fixed amount reduced by the retainer payments.

DESCRIPTION OF BUSINESS

     GENERAL. The Company is a full service marketing, sales promotion and interactive new media services and e-commerce provider organization which designs, develops and implements turnkey customized national, regional and local consumer and trade promotion programs principally for Fortune 500 consumer product companies. The Company's programs are designed to enhance the value of its clients' budgeted expenditures and to achieve, in an objectively and measurable way, its clients' specific marketing and promotional objectives. In the industry, the Company's programs are commonly referred to as "account specific" and or "co-marketing", as they may target the participation and cooperation of a specific retail chain, group or groups of retailers or other sources of distribution (the "Trade") to attain results in the form of increased in-store product displays, related consumer purchases and enhanced product brand name recognition.

     The Company's customized and creative marketing, sales promotion, interactive new media and e-commerce services generally include:

     - strategic planning, market research and analysis, product positioning, selling strategy and process, and direct marketing services which assist clients in identifying, defining and achieving specific objectives;

     - advising clients on the deployment of budgeted amounts to maximize value and meet objectives;

     - concept development, graphic design, conventional and computer illustration, copy writing, 3-D graphics and animation, layout and production, photography and video services which develop the concept and subsequently create the consumer and trade promotional program;

     - implementing turnkey training and incentive programs, including providing documentation, program manuals and artwork, training a client's marketing and sales staffs, buying media and merchandise, designing in-store displays, commercial editing, coordination and trafficking of media and total program administration;

     - multimedia electronic sales tools and presentations, interactive computer based sales training, Internet web site designing, hosting and e-commerce software for business to consumer and business to business activities;

     - on-site and in-store personnel to conduct and coordinate the implementation of sampling and demonstration activities, specifically created promotional entertainment or otherwise special events and activities; and

     - promotional and marketing campaigns geared specifically to ethnic groups targeted by the Company's clients.

     The Company combines the needs of its clients, its clients' sales forces and Trade outlets with the Company's experience, in-house resources, techniques and proprietary systems to develop and provide solutions, incremental value and measurable results. A typical program may integrate numerous promotional techniques which take into consideration various factors, including: (a) the channel of Trade on which the client is focused and a determination of the most effective manner to obtain distribution support for the client's product; (b) the means by which to best educate the client's sales force in soliciting Trade support for the client's products without creating excessive or burdensome administrative details; and (c) the profile of the retail consumer of the client's products. Distinct from many promotion and marketing companies which may adopt specific promotional programs or techniques regardless of the product, the Company's programs are tailored to the client's particular goals and may include various components, including promotional broadcast media, premium incentives to Trade employees and representatives, in-store merchandising and sampling, commercial tagging, special events, specialty printing, licensing, point-of-purchase displays, couponing, and interactive Internet and other electronic services, including e-commerce tools, and video and computer based sales and training aids.

     INDUSTRY BACKGROUND. The industry is comprised of hundreds of large and small companies, including affiliates of advertising agencies, many of which tend to specialize in providing clients with one or more of a wide array of Trade (a specific retail chain, group or groups of retailers or other channels of distribution) and or consumer oriented promotional services and products. Although promotional services may in certain circumstances duplicate, overlap or relate to traditional advertising services, advertising agencies over the years have considered these services as distinct auxiliary marketing services. Consumer product manufacturers and service provider companies typically employ two separate but related marketing programs to sell their products. Initially, a general advertising campaign would be launched by an advertising agency engaged to create an image for the product and to communicate the image to the consumer. The campaign typically employs television, radio, print media, the Internet and other forms of communication designed to generate brand recognition and product awareness among consumers. Subsequently, a promotional advertising program would be launched by a marketing services promotion agency, on either a local, regional or national level, which aims to induce the Trade to order and display the client's product while also inducing and targeting the consumer to purchase the product and furthering brand name recognition. While promotional programs also typically include the same communication media as an advertising campaign and may employ or integrate portions of the image created through a general advertising campaign, promotional programs are typically more focused and directed to a point of purchase utilizing techniques such as couponing, sampling, incentives for both retailers and consumers, events, entertainment, merchandising and licensing among others. The basic distinction between the services of promotion companies and those of advertising agencies is that advertising agency services are used to create a positive image for a client's product and communicate that image to consumers for continued product recognition and awareness, while promotion company services, such as those provided by the Company, are used to motivate consumers to take immediate positive action while further increasing product recognition.

     Promo Magazine's 1999 Annual Report on the Promotion Industry reported that "an industry that was already growing at a healthy five to seven percent increased in revenue in 1998 over 1997 by 7.6% to an unprecedented $85.4 billion". Among the factors which fueled and are expected to continue to support this accelerated growth are (i) more core packaged goods firms, which have been the drivers of activity for years, continue to direct more funds into activities that provide marketing strategies with a clear and measurable return on investment objective for their marketing expenditures and (ii) other categories of non-packaged goods product and service companies, including deregulated utilities, healthcare organizations, computer hardware and software manufacturers, electronic firms, automobile marketers, communication and entertainment companies and retailers, among others, which have increased their promotion activities.

     Promotion industry revenues are recognized under the following classifications: Premium Incentives, Point of Purchase, Ad Specialties, Couponing, Specialty Printing, Sponsorships, Broadcast Media, Promotion Licensing, Promotion Fulfillment, Promotion Research, Interactive, Product Sampling and In-Store Services. Historically, most of the industry's revenues originate from continuing client relationships which give rise to specific assignments on a project by project basis during the course of a year. With the increasing credibility and recognized value of integrated marketing and promotional services, a number of clients are designating various promotion and related specialty marketing firms as their specific promotion agency of record thereby establishing such designated agency as their exclusive promotion service supplier.

     THE COMPANY'S PROGRAMS. The Company, as a fully integrated marketing, sales promotion, interactive new media and e-commerce service provider, believes that it is well-positioned to meet the increasing demands of consumer product manufacturers by offering a wide range of customized, rather than "off the shelf", promotional programs. These programs provide turnkey implementation, and utilize creative development tools, sales support, relationships with media outlets, the Internet and other forms of visual communications, promotional products and activities, and administrative services. The Company's services are supported with an innovative management information system to gather, monitor, track and report the implementation status of each program. The Company's ability to capture data regarding sales activity and Trade acceptance of a particular program on a real time basis enables the Company and its clients to continually monitor and adjust the program to maximize its effectiveness. A Company promotional program may promote a client's products on a uniform basis nationwide or may be otherwise tailored for a particular regional or local market for a specific product. A program, localized for specific markets or products, can be coordinated with respect to both timing and expenditure, to run simultaneously with individual and customized programs nationwide.

     The Company's promotional campaign strategies are typically implemented with the use of one or more of the following promotional products:

     - PROMOTIONAL RADIO -- Broadcast time purchased for the Company's clients for their own use for traditional concept, image and brand recognition advertising and provided on behalf of such clients to the Trade as an incentive for "Trade participation". Trade participation for a client often takes the form of tangible merchandising performance such as additional display of a client's products within the Trade's stores, an increase in the product inventory throughout the Trade's chain, a Trade's coupon circular or solo-mailers referencing and promoting the client's product. The Trade may also permit product sampling within one or more stores in the chain. The value of broadcast time made available to the Trade for its own discretionary use is a significant inducement for Trade participation and support of a promotional program because it provides to the Trade media which the Trade would otherwise have to purchase.

     - PROMOTIONAL TELEVISION -- Broadcast time purchased for the Company's clients for their own use to achieve objectives similar to those of promotional radio, and to create an incentive for Trade participation. The Company also adds advertising value by editing clients' television commercials to include a specific Trade customer's name, logo and other Trade specific information, providing an incentive similar to promotional radio for Trade participation in the promotional program.

     - DEALER LOADERS -- Awards, of various types and value, consisting of merchandise, travel, entertainment and or other services, offered to the Trade in return for providing specific in-store merchandising on behalf of a client's product.

     - SPECIAL EVENTS/ENTERTAINMENT -- Fully turnkey custom designed and produced event and entertainment marketing programs in support of client brand needs. These programs consist of creating, organizing, implementing and/or participating in tours, concerts, comedy and music events, competitions, fairs, festivals and college marketing events and, as required, include talent negotiations/sponsorships, TV production and public relations.

     - IN-STORE SAMPLING AND DEMONSTRATIONS -- Trained personnel providing sampling or demonstration of a client's product at various retail outlets including grocery, mass merchandise, beverage and drug stores.

     - TRADE/ACCOUNT SPECIFIC CONSUMER PROMOTIONS -- A full range of consumer in-store promotional programs, integrated with Trade-directed promotion programs, which are designed to increase consumer interest in a client's products and increase brand name recognition. These promotions include
       (a) merchandise giveaways in conjunction with product purchases; (b) vacation and product sweepstakes (for which the Company designs display materials, writes the rules, qualifies the winners and arranges travel plans or product ordering); (c) product sampling in one or more stores; and (d) traditional couponing.

     - INTERACTIVE NEW MEDIA -- Use of the Internet and other forms of interactive visual communication designed to augment traditional media and reach audiences that prefer a more active media. The Company's interactive new media services include Internet web site design, development, hosting, support, e-commerce software for business to consumer and business to business activities, providing reliable, high-speed access and maintenance through the Company's own dedicated communication lines, computer based training and electronic sales tools.

     - CREATIVE SERVICES -- A full range of services which include concept development, graphic layout/design and production, copywriting, digital imaging/retouching/film separation, illustration, animation, photography and video.

     MARKETING STRATEGY. The Company's marketing strategy is to offer its clients creative promotional programs intended to produce objectively measurable results while removing from clients the significant burden of administrative and logistical details associated with such programs. This strategy has focused, and in the future will continue to focus, on clients in the packaged goods industry, where ample opportunities continue to exist. However, the Company also has broadened its strategy by offering its trade and consumer promotion products to clients in other industries which the Company believes can benefit from a comprehensive customized program on a turnkey implementation basis, such as Internet "dot.com" and e-commerce companies, and financial services, entertainment, electronics, healthcare and transportation companies.

     The Company believes that its strategy of attempting to provide comprehensive solutions to its clients' promotional advertising programs distinguishes it from certain of its competitors, which provide only specific promotional programs without office and field support (an integral part of the Company's business). The Company also believes that its strategy is more attuned to clients' needs, particularly as clients seek to contract out all promotional advertising for a specific product as a result of downsizing their in-house capabilities or, as with many of the Internet dot.com companies, in-house capabilities are limited and by necessity marketing and promotional services are required to be outsourced.

     The Company's services are marketed directly by the Company's sales force consisting of forty-one salespersons operating out of fully staffed and/or sales offices located in Great Neck and New York, New York; Cincinnati, Ohio; Chicago and Barrington, Illinois; Birmingham, Alabama; Bloomington, Minnesota; Los Angeles, Laguna Hills and San Francisco, California; New Brunswick, New Jersey; Boston, Massachusetts; and Worcester, Pennsylvania.

     CUSTOMERS. The Company's principal clients are packaged goods and other consumer products manufacturers, generally among the Fortune 500, which are actively engaged in promoting their products both to the Trade and to consumers. The Company's clients include, among others, Colgate-Palmolive Company, General Mills, Inc., The Procter & Gamble Company, Bestfoods Corp., Hillshire Farm & Kahn's, Inc., Starkist Seafood Company, Hewlett-Packard Company, Schieffelin & Somerset Co., Adams Golf Company, Ethicon Endo-Surgery, Inc., Dairy Mart Convenience Stores, Inc., Rubbermaid Home Products, Scotts Company, Domino Sugar Company, The Chinet Company, The Campbell Group, Mrs. Smith's Bakeries, Inc., GovWorks Inc., MTM Entertainment, The Grand Group, Novartis Consumer Health Inc., Excite Inc., Bristol-Myers Corp., Clif Bar Inc., and Duracell Corporation. For the fiscal year ended March 31, 2000, the Company had one client, Schieffelin & Somerset Co., which accounted for approximately 19.9% of its revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". To the extent that the Company continues to have a heavily weighted sales concentration with one or more clients, the loss of any such client could have a material adverse affect on the earnings of the Company. Unlike traditional general advertising firms, which are engaged as agents of record on behalf of consumer products manufacturers, promotional companies, including the Company, typically are engaged on a product-by-product, or project-by-project basis. However, the relationship of the Company and its predecessors with certain of its clients has continued for in excess of 20 years.

     COMPETITION. The market for promotional services is highly competitive, with hundreds of companies claiming to provide various services in the promotion industry. In general, the Company's competition is derived from two basic groups (which market their services to consumer products manufacturers): (a) other full service promotion agencies and (b) companies which specialize in one specific aspect or niche of a general promotional program. Other full service promotion agencies may be a part of or affiliated with larger general advertising agencies which have greater financial and marketing resources available than the Company. These competitors include Cato Johnson (which is affiliated with Young & Rubicam), J. Brown/LMC (which is affiliated with Grey Advertising), and Market Growth Resources (which is a division of True North Communications). Niche competitors include Don Jagoda, Inc., which specializes in sweepstakes; Act Media, Inc., a subsidiary of Heritage Media, Inc., which specializes in a broad range of in-store programs; and Catalina Marketing, Inc., which specializes in cash register couponing programs. See "Risk Factors -- Competition".

EMPLOYEES

     The Company currently has 222 full-time and 722 part-time employees, including 41 full-time and 3 part-time employees involved in sales, 144 full-time and 719 part-time employees in marketing support, program management and in-store sampling and demonstration, 15 full-time employees in new media and information technology and 22 full-time employees in finance and administration. None of the Company's employees is represented by a labor organization and the Company considers the relationships with its employees to be good.

RISK FACTORS

     OUTSTANDING INDEBTEDNESS; SECURITY INTEREST. Inmark, Optimum and U.S. Concepts are borrowers, and CoActive is a guarantor, under the Revolving Loan Facility and the Term Loan, which are due on July 8, 2001. As of June 15, 2000, the principal amounts outstanding under the Revolving Loan Facility and the Term Loan were $5,000,000 and $1,710,000 respectively. As security for all of their obligations under the Loan Agreement, (a) CoActive, Inmark, Optimum and U.S. Concepts granted the lender a first priority lien on and security interest in all of their assets, and (b) CoActive pledged its shares of stock of Inmark and U.S. Concepts, and Inmark pledged its shares of stock of Optimum to the lender. If an event of default occurs under the Loan Agreement, at the lender's option,
(i) the principal and interest of the Loan and all other obligations under the Loan Agreement shall be immediately due and payable, and (ii) the lender shall be entitled to exercise any and all rights and remedies provided for in the Loan Agreement and in any document delivered to the lender in connection with the Loan Agreement, all rights and remedies of a secured party under the Uniform Commercial Code, and all other rights and remedies that may otherwise be available to the lender by agreement or at law or in equity. At March 31, 2000, the Company was not in compliance with the financial covenants contained in the Loan Agreement; namely, the defined maximum senior debt leverage ratio, minimum EBITDA, minimum fixed charge ratio and the maximum permitted capital expenditures. On June 15, 2000, the Company and the lender executed an amendment to the Loan Agreement wherein such financial covenants were modified and the lender waived the Company's non-compliance with such financial covenants with respect to the quarter ended March 31, 2000 and on June 26, 2000, the Loan Agreement was further amended to extend the final maturity date of the loans outstanding under the Loan Agreement to July 8, 2001. Management believes, based on such modifications, that the Company will meet the covenants. However, there can be no assurance that the Company will be able to satisfy, on an ongoing basis, the amended financial covenants contained in the Loan Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

     DEPENDENCE ON KEY PERSONNEL. The Company's business is managed by a limited number of key management and operating personnel, the loss of certain of whom could have a material adverse impact on the Company's business. The Company believes that its future success will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. Each of the Company's key executives is a party to an employment agreement that expires in either 2001, 2002 or 2003 and thereafter automatically renews for an additional term of one year unless either party elects to terminate the agreement upon at least 60 days notice prior to the expiration of the then current term.

     CUSTOMERS. The Company's principal clients are consumer product manufacturers, generally among the Fortune 500, which are actively engaged in promoting their products both to specific retail chains, groups of retailers or other sources of distribution and to consumers. As a substantial portion of the Company's sales have been dependent on one client or a limited concentration of clients, to the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise should such client or clients reduce their budgets allocated to the Company's activities. See "Description of Business -- Customers".

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

     COMPETITION. The market for promotional services is highly competitive, with hundreds of companies claiming to provide various services in the promotion industry. Certain of these companies may have greater financial and marketing resources than those available to the Company. The Company competes on the basis of the quality and the degree of comprehensive service which it provides to its clients. There can be no assurance that the Company will be able to continue to compete successfully with existing or future industry competitors. See "Description of Business -- Competition".

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

     EXPANSION RISK. The Company has experienced a period of rapid expansion. This growth has increased the operating complexity of the Company as well as the level of responsibility for both existing and new management personnel. The Company's ability to manage its expansion effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The Company's inability to effectively manage its expansion could have a material adverse effect on its business.

     CONTROL BY EXECUTIVE OFFICERS AND DIRECTORS. The executive officers of the Company collectively beneficially own a significant percentage of the voting stock of CoActive and, in effect, have the power to influence strongly the outcome of all matters requiring stockholder approval, including the election or removal of directors and the approval of significant corporate transactions. Such voting could also delay or prevent a change in the control of CoActive in which the holders of the CoActive Common Stock could receive a substantial premium. In addition, the Loan Agreement requires the executive officers of CoActive maintain a minimum percentage of beneficial ownership of CoActive Common Stock during the term of the Loan Agreement.

     SHARES ELIGIBLE FOR FUTURE SALE. Future sales of shares of CoActive Common Stock by existing stockholders under Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"), or through the exercise of outstanding registration rights or the issuance of shares of CoActive Common Stock upon the exercise of options or warrants or conversion of convertible securities could materially adversely affect the market price of shares of CoActive Common Stock and could materially impair CoActive's future ability to raise capital through an offering of equity securities. Substantially all outstanding shares of CoActive Common Stock, other than those held by affiliates, are transferable without restriction under the Securities Act. No predictions can be made as to the effect, if any, that market sales of such shares or the availability of such shares for future sale will have on the market price of shares of CoActive Common Stock prevailing from time to time.

FORWARD LOOKING STATEMENTS

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

ITEM 2.  PROPERTIES.

     The Company has the following leased facilities:

                                                                   SQUARE     ANNUAL
FACILITY                                      LOCATION              FEET     BASE RENT
--------                                      --------             ------    ---------
Principal office of CoActive and      Great Neck, New York         16,700    $298,000
  principal and sales office of
  Inmark
Principal and sales office of         Cincinnati, Ohio             17,000    $151,000
  Optimum
Principal and sales office of U.S.    New York, New York           11,500    $167,000
  Concepts
Other sales offices of Inmark,        Barrington, Illinois            800
  Optimum, and U.S. Concepts
                                      Chicago, Illinois             1,400
                                      Tampa, Florida                  600
                                      Los Angeles, California         800
                                      San Francisco, California     2,600
                                      Laguna Hills, California      1,400
                                      Boston, Massachusetts           200
                                      New Brunswick, New Jersey       300
                                      Birmingham, Alabama             100
                                      Minneapolis, Minnesota          500
                                      Coral Gables, Florida           500
                                      Worcester, Pennsylvania         100
                                                                   ------
                                      Total                         9,300    $184,000
Warehouses of Optimum, and U.S.       Cincinnati, Ohio              3,500
  Concepts used for storage of
  promotional items

                                      Los Angeles, California       1,000
                                      New York, New York              400
                                      Miami Beach, Florida            600
                                      Chicago, Illinois             1,000
                                      San Francisco, California     1,000
                                                                   ------
                                                                    7,500    $114,000

With the exception of the principal office leases for Great Neck, New York, Cincinnati, Ohio and New York, New York, which at March 31, 2000 have remaining terms of nine years, ten years and five months respectively, each of the Company's other facility leases is short term and annually renewable. For a summary of the Company's minimal rental commitments under all noncancelable operating leases as of March 31, 2000, see note 4 to the Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

     None. In May 2000, the previously reported suit brought in California against U.S. Concepts, Inc. and the Company for a claim of sex discrimination in violation of California Fair Employment and Housing Act and the California constitution and wrongful discharge in violation of public policy was settled with a release of U.S. Concepts, Inc. and the Company of all claims without U.S. Concepts, Inc. and or the Company having to incur any cost or legal expense.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Effective October 1, 1999, in connection with the approval of the Company's shareholders to change the Company name to CoActive Marketing Group, Inc. from Inmark Enterprises, Inc., CoActive's Common

Stock trading symbol on the Nasdaq SmallCap Market was changed to CMKG. Prior to that date, since December 17, 1996, the Company's Common Stock had been trading on the Nasdaq SmallCap Market under the symbol IMKE. The following table sets forth for the periods indicated the high and low trade prices for CoActive Common Stock as reported by Nasdaq and gives effect to the twenty-five percent stock dividend paid on June 14, 1998. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                                COMMON STOCK
                                                              -----------------
                                                              HIGH          LOW
                                                              ----          ---
FISCAL YEAR 1999
First Quarter...............................................   12 1/2        5 1/32
Second Quarter..............................................   10            4 7/8
Third Quarter...............................................    8 15/16      5 10/32
Fourth Quarter..............................................    9 10/32      3 15/16
FISCAL YEAR 2000
First Quarter...............................................    4 3/8        2 1/4
Second Quarter..............................................    4 1/4        2 7/16
Third Quarter...............................................    2 15/16      1 27/32
Fourth Quarter..............................................    4 1/2        1 27/32

     On June 26, 2000, there were 5,015,981 shares of CoActive Common Stock outstanding, approximately 55 shareholders of record and approximately 700 beneficial owners whose shares are held by a number of financial institutions.

     CoActive has never declared or paid cash dividends on CoActive Common Stock. The Company intends to retain earnings, if any, to finance future operations and expansion and does not expect to pay any cash dividends on CoActive Common Stock in the foreseeable future. In addition, pursuant to the terms of the Loan Agreement, the Company may only pay a cash dividend one time in each fiscal year subsequent to the fiscal year ended March 31, 2000 and may only pay such dividend (a) in an amount not in excess of 25% of the Company's net income for the immediately preceding fiscal year, (b) if no event of default shall have occurred and be continuing or will occur as a result of making such dividend, and (c) if the Company has made the mandatory prepayments of outstanding principal required by the Loan Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources".

RECENT SALES OF NONREGISTERED SECURITIES

     On January 31, 2000, the Company sold 500,000 newly issued unregistered shares of CoActive Common Stock together with five year warrants to purchase an additional 250,000 shares of CoActive Common Stock at an exercise price of $2.50 for an aggregate purchase price of $1,000,000. The purchasers of such securities included Special Situations Private Equity Fund, L.P., which purchased approximately 85% of the securities sold in such offering, and certain affiliates of a director of the Company. On February 1, 2000, the Company used $500,000 of the proceeds of the private placement to reduce its Term Loan, and used the remaining proceeds to increase its working capital and provide for the funding required in connection with the strategic alliance with Marketvision. The securities were sold only to "accredited investors" and were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act, as a transaction not involving a public offering within the meaning of the Securities Act. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data reported below has been derived from the Company's audited financial statements for each fiscal year ended March 31 within the five year period ended March 31, 2000. The selected financial data reported below should be read in conjunction with the consolidated financial statements and related notes thereto and other financial information appearing elsewhere herein.

                                   YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED
                                    MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,    MARCH 31,
                                     1996(1)        1997         1998(2)       1999(3)        2000
                                   -----------   -----------   -----------   -----------   ----------
Statement of Operations Data:
Sales............................  $14,645,990   $18,901,730   $25,965,780   $38,781,136   40,584,959
Gross Profit.....................    4,497,192     6,291,821     8,403,363    12,469,901   11,408,595
Income (Loss) before Income            461,486     2,129,579     3,579,445     2,230,900   (1,382,476)
  Taxes..........................
Provision (Benefit) for Income        (506,161)     (159,924)    1,300,000       892,361     (508,774)
  Taxes..........................
Net Income (Loss)................      967,647     2,289,503     2,279,445     1,338,539     (873,702)
Net Income (Loss) per Common and
  Common Equivalent share*:
Basic............................         $.46          $.64          $.63          $.30        $(.19)
Diluted..........................         $.38          $.51          $.50          $.24        $(.19)

---------------
* Adjusted for the five-for-four stock split effective May 14, 1998

                            MARCH 31,    MARCH 31,      MARCH 31,      MARCH 31,      MARCH 31,
                              1996          1997         1998(4)         1999           2000
                            ---------    ----------    -----------    -----------    -----------
Balance Sheet Data:
Working capital
  (deficiency)............  $(846,489)   $1,859,868    $ 2,446,502    $ 3,146,441    $(1,671,668)
Total Assets..............  5,118,569     8,559,840     30,818,389     42,452,443     36,196,610
Current Debt..............    750,000            --             --        625,000      3,325,000
Long-Term Debt............         --            --      9,500,000     11,875,000      6,160,000
Total Liabilities.........  3,104,792     4,022,459     20,145,423     29,875,338     23,490,282
Stockholders Equity.......  2,013,777     4,537,381     10,672,966     12,577,105     12,706,328

---------------
(1) Includes operations of Inmark Services, Inc. for the entire year and the Company from the September 29, 1995 Merger date.

(2) Represents operations of the Company excluding the operations of Optimum Group, Inc. acquired on March 31, 1998.

(3) Represents operations of the Company and the operations of U.S. Concepts, Inc., which was acquired on December 29, 1998, for the three months ended March 31, 1999.

(4) Includes assets and liabilities of Optimum Group, Inc. acquired on March 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     On March 31, 1998, Optimum, an indirect wholly-owned subsidiary of the Company, acquired the Optimum business for a purchase price of $15,743,000. The Optimum Acquisition has been accounted for as a purchase by the Company as at March 31, 1998. Accordingly, as discussed below, results of operations for the year ended March 31, 1998 represent the operations of the Company excluding Optimum. However, the consolidated balance sheet of the Company at March 31, 1998 includes the Optimum balance sheet at that date.

     On December 29, 1998, U.S. Concepts, a Delaware corporation and a wholly-owned subsidiary of the Company, acquired the business conducted by U.S. Concepts, Inc., a New York corporation, for a purchase price of $1,660,000. Accordingly, as discussed below, results of operations for the year ended March 31, 1999 represent the operations of the Company including the operations of U.S. Concepts for the three months ended March 31, 1999. The following information should be read together with the consolidated financial statements and notes thereto included elsewhere herein.

GENERAL

     The Company's sales are generated from projects subject to contracts which require the Company to provide its services within specified time periods generally ranging up to twelve months. As a result, the Company has projects in process at various stages of completion. With respect to each project, sales are recognized based upon the estimated percentage-of-completion of the project. On any given date, the estimated percentage-of-completion of a project is measured by the cost of the Company's services expended to such date on such project compared to the total cost of such project required to be incurred in connection with such project. The Company's business is such that sales may vary considerably from quarter to quarter.

     The Company's direct expenses consist primarily of direct labor costs; costs to purchase media and program merchandise; cost of production, merchandise warehousing and distribution, and third party contract fulfillment; and other directly related program expenses. Direct expenses do not include the salaries and benefits of the employees of Inmark servicing or otherwise involved in the administration of promotional programs or overhead expenses which could otherwise be allocated to such programs.

     For the fiscal year ended March 31, 2000 ("Fiscal 2000"), the Company had one client, Schieffelin & Somerset Co., which accounted for approximately 19.9% of its revenues. In comparison, for the fiscal year ended March 31, 1999 ("Fiscal 1999"), before giving effect to the U.S. Concepts Acquisition, and on a pro forma basis giving effect to the U.S. Concepts Acquisition by including the revenues of the predecessor of U.S. Concepts for the year ended December 31, 1998, the Company had one client, The Procter & Gamble Company, which accounted for approximately 11.6% and 21.2%, respectively, of its revenues. To the extent the Company's sales are dependent on one client or a limited concentration of clients, and such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise should such client or clients reduce their budgets allocated to the Company's activities.

RESULTS OF OPERATIONS

     The following table presents operating data of the Company, expressed as a percentage of sales for each of the fiscal years ended March 31, 2000, 1999 and 1998:

                                                               YEAR ENDED MARCH 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
STATEMENT OF OPERATIONS DATA:
Sales.......................................................  100.0%   100.0%   100.0%
Direct expenses.............................................   71.9%    67.8%    67.6%
Gross profit................................................   28.1%    32.2%    32.4%
Salaries....................................................   13.2%    13.1%    12.1%
Selling, general and administrative expense.................   16.3%    11.4%     7.0%
Total operating expenses....................................   29.5%    24.6%    19.2%
Operating income (loss).....................................   (1.4)%    7.6%    13.2%
Interest expense (income), net..............................    2.0%     1.9%    (0.6)%
Income (loss) before provision for taxes....................   (3.4)%    5.8%    13.8%
Provision (benefit) for income taxes........................   (1.2)%    2.3%     5.0%
Net income (loss)...........................................   (2.2)%    3.5%     8.8%
OTHER DATA:
EBITDA......................................................    2.4%    10.6%    14.6%

     The following table presents operating data of the Company, expressed as a comparative percentage of change from the immediately preceding fiscal year for each of the fiscal years ended March 31, 2000, 1999 and 1998:

                                                                 YEAR ENDED MARCH 31,
                                                              ---------------------------
                                                               2000     1999       1998
                                                              ------    -----    --------
STATEMENT OF OPERATIONS DATA:
Sales.......................................................     4.7%    49.4%       37.4%
Direct expenses.............................................    10.9%    49.8%       39.3%
Gross profit................................................    (8.5)%   48.4%       33.6%
Salaries....................................................     5.6%    61.4%       26.2%
Selling, general and administrative expense.................    48.8%   142.9%        8.8%
Total operating expenses....................................    25.8     91.3%       19.2%
Operating income............................................  (119.2)%  (13.9)%      61.9%
Interest expense (income), net..............................    13.8%   568.9%   (1,058.0)%
Income before provision for income taxes....................  (162.0)%  (37.7)%      68.1%
Provision (benefit) for income taxes........................  (157.0)%  (31.4)%     912.9%
Net income..................................................  (165.3)%  (41.3)%      (0.4)%
OTHER DATA:
EBITDA......................................................   (76.6)%    9.0%       54.5%

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

     SALES. Sales for Fiscal 2000 were $40,585,000, compared to sales of $38,781,000 for Fiscal 1999, an increase of $1,804,000. The increase was primarily attributable to the inclusion of sales of U.S. Concepts for a full year in the amount of $14,823,000 for Fiscal 2000, compared to three months of sales of U.S. Concepts in the amount of $2,266,000 included in Fiscal 1999. Such increase was for the most part offset by a decrease in sales due to a lesser than anticipated amount of contracted sales during the first three quarters of the Company's fiscal year. At March 31, 2000, the Company's sales backlog amounted to approximately $18,100,000 compared to a sales backlog of approximately $16,600,000 at March 31, 1999.

     DIRECT EXPENSES. Direct expenses for Fiscal 2000 were $29,176,000 compared to direct expenses of $26,311,000 for Fiscal 1999, an increase of $2,865,000. The increase was primarily attributable to the inclusion of direct expenses of U.S. Concepts for a full year in the amount of $11,627,000 for Fiscal 2000, compared to three months of direct expenses of U.S. Concepts in the amount of $1,793,000 included in Fiscal 1999. Such increase was for the most part offset by the reduction of direct expenses related to the Company's decrease in sales. The increase in direct expenses as a percentage of sales for Fiscal 2000 was primarily the result of client programs in the aggregate having a lower gross profit margin than the mix of client programs in Fiscal 1999.

     As a result of the changes in sales and direct expenses, the Company's gross profit for Fiscal 2000 decreased to $11,409,000 from $12,470,000 for Fiscal 1999.

     OPERATING EXPENSES. Operating expenses for Fiscal 2000 increased by $2,453,000 and amounted to $11,974,000, compared to $9,521,000 for Fiscal 1999.
The increase in operating expenses for Fiscal 2000 was primarily the result of
(i) the additional nine month inclusion in Fiscal 2000 of $1,846,000 of operating expenses of U.S. Concepts and (ii) non-related U.S. Concepts increases of approximately $344,000 in salaries, non-executive employee bonuses and related employee payroll expenses and approximately $263,000 in selling, general and administrative expenses in the aggregate primarily related to supporting and maintaining an anticipated increase in the level of operations.

     INTEREST EXPENSE. Interest expense for Fiscal 2000 increased by $99,000 and amounted to $817,000, compared to interest expense of $718,000 for Fiscal 1999. The increase in interest expense for Fiscal 2000 was primarily related to the increased bank borrowings in conjunction with the U.S. Concepts Acquisition and to a lesser extent, increased rates of interest.

     (LOSS)/INCOME BEFORE PROVISION FOR INCOME TAXES. For Fiscal 2000, the Company had a loss before provision for income taxes equal to $(1,382,000). In comparison, for Fiscal 1999, the Company's income before provision for income taxes was $2,231,000.

     (BENEFIT)/PROVISION FOR INCOME TAXES. For Fiscal 2000, the Company recorded a tax benefit of $(509,000) for income taxes, based upon the Company's ability to recover previously paid income taxes. In comparison, for Fiscal 1999, the Company made a provision for federal, state and local income taxes in the amount of $892,000, based upon the Company's effective tax rate for Fiscal 1999.

     NET (LOSS)/INCOME. As a result of the items discussed above, the Company's net loss for Fiscal 2000 was $(874,000), compared to net income of $1,339,000 for Fiscal 1999.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

     SALES. Sales for the fiscal year ended March 31, 1999 were $38,781,000, compared to sales of $25,966,000 for the fiscal year ended March 31, 1998 ("Fiscal 1998"), an increase of $12,815,000. The increase was primarily attributable to the inclusion of the sales of Optimum for the full fiscal year and the sales of U.S. Concepts for the three month period ended March 31, 1999 which combined totaled $14,300,000. Such increase was partially offset by a decrease in sales of Inmark for the fourth quarter primarily resulting from the reduction and cancellation of certain sales contracts and a deferral by customers of anticipated sales.

     DIRECT EXPENSES. Direct expenses for Fiscal 1999 were $26,311,000, compared to direct expenses of $17,562,000 for Fiscal 1998, an increase of $8,749,000. The increase was primarily attributable to the inclusion of the direct expenses of Optimum for the full fiscal year and of the direct expenses of U.S. Concepts for the three months ended March 31, 1999, which combined totaled $9,356,000. Such increase was partially offset by the reduction of direct expenses of Inmark related to its fourth quarter decrease in sales. The increase in direct expenses as a percentage of sales for Fiscal 1999 was primarily the result of client programs in the aggregate having a slightly lower gross profit margin than the mix of client programs in Fiscal 1998.

     As a result of the changes in sales and direct expenses, the Company's gross profit for Fiscal 1999 increased to $12,470,000 from $8,403,000 for Fiscal 1998.

     OPERATING EXPENSES. Operating expenses for Fiscal 1999 increased by $4,544,000 and amounted to $9,521,000, compared to operating expenses of $4,977,000 for Fiscal 1998. The increase in operating expenses for Fiscal 1999 was primarily the result of (i) the inclusion of the operating expenses of Optimum and U.S. Concepts totaling $3,433,000, and (ii) an increase of approximately $1,111,000 primarily related to the overall expansion and increase in the level of operations. The $3,433,000 of operating expenses of Optimum and U.S. Concepts included in Fiscal 1999 consisted of approximately (i) $1,443,000 in salaries, bonuses and related employee payroll expenses and (ii) $1,990,000 of selling, general and administrative expenses (which included approximately $647,000 of amortization of goodwill and deferred financing costs associated with the Optimum Acquisition and the U.S. Concepts Acquisition).

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

     PROVISION FOR INCOME TAXES. For Fiscal 1999, the Company made a provision for federal, state and local income taxes in the amount of $892,000, based upon the Company's effective tax rate for Fiscal 1999. However, such provision does not give effect to the exercise of stock options and warrants during Fiscal 1998 by two former officers and directors of the Company which resulted in a tax benefit of approximately $310,000 which was recorded as additional paid-in capital in Fiscal 1999. For Fiscal 1998, the Company made a provision for federal, state and local income taxes in the amount of $1,300,000 based upon the Company's estimated effective tax rate for the fiscal year.

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

     On December 29, 1998, to finance the U.S. Concepts Acquisition, the Company utilized the Revolving Loan Facility, increasing its outstanding borrowings to the maximum amount then available. On January 14, 1999, in order to provide for short term financing needs, the Loan Agreement was amended to increase the principal amount available under the Revolving Loan Facility from $5,000,000 to $7,000,000 for the period from January 14, 1999 through December 31, 1999. At March 31, 1999, the Company's principal outstanding indebtedness to the bank amounted to $10,000,000 and, at that date, the Company was not in compliance with three of the financial covenants of the Loan Agreement; namely, the defined maximum senior debt leverage ratio, the minimum EBITDA and the maximum permitted capital expenditures.

     On June 30, 1999, the Loan Agreement was amended to (i) reduce the principal amount available under the Revolving Loan Facility from $7,000,000 to $5,000,000; (ii) require the Company's prepayment of $1,340,000 of the $5,000,000 outstanding under the Term Loan; and (iii) modify certain financial covenants. In connection with the June 30, 1999 amendment, the bank granted waivers of the Company's non-compliance with respect to such financial covenants with respect to the quarter ended March 31, 1999.

     On November 19, 1999, the Loan Agreement was further amended to modify financial covenants with respect to minimum EBITDA requirements, the defined maximum senior debt leverage ratio and the fixed charge coverage ratio. In connection with the November 19, 1999 amendment, the bank granted waivers of the Company's non-compliance with respect to such financial covenants as of September 30, 1999.

     On January 31, 2000, the Company, in a private placement for $1,000,000 sold 500,000 newly issued shares of its common stock together with five year warrants to purchase an additional 250,000 shares of its common stock at an exercise price of $2.50. The Company used $500,000 of the proceeds of the placement to reduce the Term Loan and the remaining proceeds to increase its working capital and provide for the funding required in connection with the strategic alliance in a predominantly Hispanic, minority-owned promotion and marketing services company.

     On February 11, 2000, the Loan Agreement was further amended to (i) eliminate the revolving feature of the Revolving Loan Facility and prohibit further borrowings on a revolving credit basis; (ii) set April 8, 2001 as the final maturity date of the loans outstanding under the Loan Agreement; (iii) require reductions of the principal outstanding balance of the Term Loan with an initial payment of $500,000 on or before March 8, 2000 and thereafter a monthly payment of $200,000 on the eighth day of each month commencing April 8, 2000; and (iv) amend the interest rate provisions of the Loan Agreement so that all Loans bear interest at a rate equal to two percent above lender's prime rate. In connection with the February 11, 2000 amendment, the bank granted a waiver of the Company's non-compliance of its Loan Agreement EBITDA financial covenant as of December 31, 1999.

     At March 31, 2000, the Company's principal outstanding indebtedness to the bank under the Loan Agreement amounted to $7,310,000 and, at that date, the Company was not in compliance with the financial covenants of the Loan Agreement; namely, the defined maximum senior debt leverage ratio, minimum EBITDA, minimum fixed charge ratio and the maximum permitted capital expenditures. On June 15, 2000, the Loan Agreement was further amended to modify such financial covenants and in connection with the amendment, the bank granted a waiver of the Company's non-compliance with such financial covenants with respect to the quarter ended March 31, 2000 and on June 26, 2001, the Loan Agreement was further amended to extend the final maturity date of the loans outstanding under the Loan Agreement to July 8, 2001. Management believes, based on such modifications, that the Company will meet the covenants. However, there can be no assurance that the Company will be able to satisfy, on an ongoing basis, the modified financial covenants of the Loan Agreement. See note 5 to "Notes to Consolidated Financial Statements -- Long-Term Debt."

     At March 31, 2000, the Company had cash and cash equivalents of $1,107,000, a working capital deficit of $1,672,000, bank loans of $7,310,000, subordinated debt of $2,175,000 and stockholders' equity of $12,706,000; compared to cash and cash equivalents of $2,688,000, working capital of $3,146,000, bank loans of $10,000,000, subordinated debt of $2,500,000 and stockholders' equity of $12,577,000 at March 31, 1999. The working capital deficit at March 31, 2000 resulted primarily from the inclusion of $2,400,000 as a current liability at that date, reflecting the monthly payments of $200,000 in respect of the Term Loan required to be made in fiscal year 2001 under the February 11, 2000 amendment to the Loan Agreement. Although the Company cannot make future borrowings under the Revolving Loan Facility, management believes that the Company's existing cash position and internally generated cash flow will satisfy its cash requirements for fiscal 2001. While management believes cash generated from operations will be sufficient to meet its cash requirements, to the extent that the Company is required to seek additional external financing in the form of a revised or replacement credit facility, equity or debt, there can be no assurance that the Company will be able to obtain such additional funding to satisfy its cash requirements for fiscal 2001 or as subsequently required under the Loan Agreement.

     The $1,581,000 decrease in the Company's cash and cash equivalents at March 31, 2000 resulted primarily from the Company's repayment of the Term Loan and purchase of fixed assets, offset by the total of net cash provided by operating activities and the proceeds from the sale of common stock.

     Net cash provided by operating activities during Fiscal 2000 was $1,148,000, due principally to a decrease of $5,373,000 in unbilled contracts in progress and a decrease of $1,246,000 in prepaid taxes which amounts were offset by a net loss of $874,000, a decrease in deferred income taxes of $624,000, an increase in accounts receivable of $2,377,000, a decrease in accounts payable of $1,048,000, a decrease of $1,076,000 in accrued job costs and a net decrease of $1,003,000 in other operating assets and liabilities. In comparison, net cash provided by operating activities in Fiscal 1999 was $127,000 which was principally derived from net income of $1,339,000, deferred income taxes of $542,000, an increase in deferred revenue of $1,525,000 and an increase of $1,682,000 in accounts payable and accrued liabilities which amounts were offset by an increase of $667,000 in accounts receivable, an increase of $4,253,000 in unbilled contracts in progress, an increase of $1,050,000 in prepaid taxes and a net change of $30,000 in other operating assets and liabilities.

     For Fiscal 2000, net cash used in investing activities consisted solely of $659,000 used for the purchase of fixed assets. In comparison, for Fiscal 1999, net cash used in investing activities amounted to $1,904,000 of which $1,277,000 was used in connection with the U.S. Concepts Acquisition and $627,000 was used for the purchase of fixed assets.

     For Fiscal 2000, financing activities used net cash of $2,070,000 resulting from the repayment of borrowings and payment of related refinancing costs totaling $3,073,000 offset by the receipt of $1,003,000 from the proceeds from the sale of common stock and exercise of stock options. For Fiscal 1999, net cash from financing activities of $3,006,000 was provided by the proceeds of borrowings and exercise of stock options.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds with portfolios of investment grade corporate and U.S. government securities and, secondarily, from its Long-Term debt arrangements. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. See note 5 to "Notes to Consolidated Financial Statements -- Long Term Debt."

RECENT ACCOUNTING DEVELOPMENTS

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998 and was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 defers the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application is permitted. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Company does not believe that the implementation of SFAS 133 will have a material effect on its financial position or results of operations.

     On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 -- "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. SAB 101A, which amends the implementation date for SAB 101, requires registrants with a fiscal year that begins between December 16, 1999 and March 15, 2000 to adopt the accounting guidance contained therein by no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently assessing the financial impact of complying with SAB No. 101 and has not yet determined whether applying the accounting guidance of SAB 101 will have a material effect on its financial position or results of operations.

OTHER MATTERS

     Year 2000 issues relate to the potential for system and processing failures of date related data as a result of computer controlled systems using two digits rather than four to define the applicable year. The result could be system failure or miscalculations which could cause disruptions to operations. As a result of the Company's assessment and preparation of its computer systems in anticipation of Year 2000 issues, the Company has not experienced any significant interruptions in its operations or in its financial or non-financial activities resulting from Year 2000 issues. Incremental costs to modify or upgrade the Company's systems for Year 2000 compliance have not been material. As the Year 2000 progresses, the Company will continue to monitor its systems for potential Year 2000 issues.

     To date, the Company has not been adversely affected by the failure of third parties, either customers or vendors, with whom it has dealings to adequately address their Year 2000 issues. The Company's computer systems are not interdependent with the computer systems of its vendors and others with which the Company transacts business. The Company has not had to formalize contingency plans to address the failure of its or other third parties systems. However, in the event any such Year 2000 issue failure were to materialize, there can be no assurance that the implementation of such plans will mitigate in whole or in part the primary business risks of the Company which would include, but not be limited to, delays in implementing customer marketing programs, lost customers and increased operating costs.

ITEM 8.  FINANCIAL STATEMENTS.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements of CoActive Marketing
  Group, Inc.
  Independent Auditors' Report..............................   19
  Consolidated Balance Sheets as of March 31, 2000 and
     1999...................................................   20
  Consolidated Statements of Operations for the years ended
     March 31, 2000, 1999 and 1998..........................   21
  Consolidated Statements of Stockholders' Equity for the
     years ended March 31, 2000, 1999 and 1998..............   22
  Consolidated Statements of Cash Flows for the years ended
     March 31, 2000, 1999 and 1998..........................   23
  Notes to Consolidated Financial Statements................   24

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
CoActive Marketing Group, Inc.

     We have audited the consolidated financial statements of CoActive Marketing Group, Inc. (formerly Inmark Enterprises, Inc.) and subsidiaries, as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoActive Marketing Group, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Melville, New York
May 15, 2000, except as to
  note 5, which is as of
  June 26, 2000

                         COACTIVE MARKETING GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2000 AND 1999

                                                                 2000           1999
                                                              -----------    ----------
ASSETS
Current assets:
Cash and cash equivalents...................................  $ 1,106,823     2,687,575
Accounts receivable.........................................    9,420,042     7,042,640
Unbilled contracts in progress..............................    4,164,550     9,537,540
Prepaid taxes...............................................      256,088     1,502,431
Prepaid expenses and other current assets...................      711,111       376,593
                                                              -----------    ----------
Total current assets........................................   15,658,614    21,146,779
                                                              -----------    ----------
Furniture, fixtures and equipment, at cost..................    2,479,868     1,820,479
Less accumulated depreciation...............................      928,998       453,341
                                                              -----------    ----------
                                                                1,550,870     1,367,138
                                                              -----------    ----------
Notes receivable from officer...............................      225,000       225,000
Goodwill, net of amortization of $2,765,157 and
  $1,744,155................................................   18,527,928    19,548,929
Deferred financing costs, net of amortization of $59,414 and
  $24,900...................................................      122,767        99,600
Other assets................................................      111,431        64,997
                                                              -----------    ----------
Total assets................................................  $36,196,610    42,452,443
                                                              ===========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................  $ 2,451,104     3,499,388
Deferred revenue............................................    2,901,919     3,096,698
Accrued job costs...........................................    7,766,087     8,841,958
Accrued compensation........................................      112,538       320,273
Other accrued liabilities...................................      771,355       991,137
Deferred taxes payable......................................        2,279       625,884
Notes payable bank -- current...............................    2,400,000            --
Subordinated notes payable -- current.......................      925,000       625,000
                                                              -----------    ----------
Total current liabilities...................................   17,330,282    18,000,338
Notes payable bank -- long term.............................    4,910,000    10,000,000
Subordinated notes payable -- long term.....................    1,250,000     1,875,000
                                                              -----------    ----------
Total liabilities...........................................   23,490,282    29,875,338
                                                              -----------    ----------
Stockholders' equity:
Class A convertible preferred stock, par value $.001;
  authorized 650,000 shares; none issued and outstanding....           --            --
Class B convertible preferred stock, par value $.001;
  authorized 700,000 shares; none issued and outstanding....           --            --
Preferred stock, undesignated; authorized 3,650,000 Shares;
  none issued and outstanding...............................           --            --
Common stock, par value $.001; authorized 25,000,000 shares;
  issued and outstanding 5,015,981 shares at March 31, 2000
  and 4,513,481 shares at March 31, 1999....................        5,016         4,513
Additional paid-in capital..................................    6,699,880     5,697,458
Retained earnings...........................................    6,001,432     6,875,134
                                                              -----------    ----------
Total stockholders' equity..................................   12,706,328    12,577,105
                                                              -----------    ----------
Total liabilities and stockholders' equity..................  $36,196,610    42,452,443
                                                              ===========    ==========

          See accompanying notes to consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED MARCH 31, 2000, 1999, 1998

                                                           2000           1999          1998
                                                        -----------    ----------    ----------
Sales.................................................  $40,584,959    38,781,136    25,965,780
Direct expenses.......................................   29,176,364    26,311,235    17,562,417
                                                        -----------    ----------    ----------
Gross profit..........................................   11,408,595    12,469,901     8,403,363
                                                        -----------    ----------    ----------
Salaries..............................................    5,369,577     5,084,098     3,150,751
Selling, general and administrative expense...........    6,604,124     4,436,934     1,826,278
                                                        -----------    ----------    ----------
Total operating expenses..............................   11,973,701     9,521,032     4,977,029
                                                        -----------    ----------    ----------
Operating income (loss)...............................     (565,106)    2,948,869     3,426,334
Interest income (expense), net........................     (817,370)     (717,969)      153,111
                                                        -----------    ----------    ----------
Income (loss) before income taxes.....................   (1,382,476)    2,230,900     3,579,445
Provision for income taxes (benefit)..................     (508,774)      892,361     1,300,000
                                                        -----------    ----------    ----------
Net income (loss).....................................  $  (873,702)    1,338,539     2,279,445
                                                        ===========    ==========    ==========
Net income (loss) per share:
Basic.................................................  $      (.19)          .30           .63
                                                        ===========    ==========    ==========
Diluted...............................................  $      (.19)          .24           .50
                                                        ===========    ==========    ==========
Weighted average number of shares outstanding:
Basic.................................................    4,598,476     4,487,763     3,590,935
                                                        ===========    ==========    ==========
Diluted...............................................    4,598,476     5,671,702     4,587,106
                                                        ===========    ==========    ==========
Reconciliation of weighted average shares used for
  basic and diluted computation is as follows:
Weighted average shares -- Basic......................    4,598,476     4,487,763     3,590,935
Dilutive effect of options and warrants...............           --     1,183,939       996,171
                                                        -----------    ----------    ----------
Weighted average shares -- Diluted....................    4,598,476     5,671,702     4,587,106
                                                        ===========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                     COMMON STOCK
                                    PAR VALUE $.001      ADDITIONAL                      TOTAL
                                  -------------------     PAID-IN       RETAINED     STOCKHOLDERS'
                                   SHARES      AMOUNT     CAPITAL       EARNINGS        EQUITY
                                  ---------    ------    ----------    ----------    -------------
Balance, March 31, 1997.........  3,544,689    $3,544    $1,276,687    $3,257,150     $ 4,537,381
Exercise of warrants and
  options.......................    223,906       224       180,814            --         181,038
Acquisition of Optimum
  Group, Inc. ..................    706,731       707     3,674,395            --       3,675,102
Net income......................         --        --            --     2,279,445       2,279,445
                                  ---------    ------    ----------    ----------     -----------
Balance, March 31, 1998.........  4,475,326     4,475     5,131,896     5,536,595      10,672,966
Exercise of warrants and
  options.......................      8,155         8         5,592            --           5,600
Acquisition of U.S. Concepts,
  Inc...........................     30,000        30       249,970            --         250,000
Tax benefit from exercised
  options.......................         --        --       310,000            --         310,000
Net income......................         --        --            --     1,338,539       1,338,539
                                  ---------    ------    ----------    ----------     -----------
Balance, March 31, 1999.........  4,513,481     4,513     5,697,458     6,875,134      12,577,105
Exercise of options.............      2,500         3         2,922            --           2,925
Sale of common stock............    500,000       500       999,500            --       1,000,000
Net loss........................         --        --            --      (873,702)       (873,702)
                                  ---------    ------    ----------    ----------     -----------
Balance, March 31, 2000.........  5,015,981    $5,016    $6,699,880    $6,001,432     $12,706,328
                                  =========    ======    ==========    ==========     ===========

          See accompanying notes to consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                           2000           1999          1998
                                                        -----------    ----------    ----------
Cash flows from operating activities:
Net income (loss).....................................  $  (873,702)    1,338,539     2,279,445
Adjustments to reconcile net income to net cash
  Provided by operating activities:
  Depreciation and amortization.......................    1,531,172     1,179,497       362,658
  Deferred income taxes...............................     (623,605)      542,442       998,691
  Changes in operating assets and liabilities, net of
     effects of acquisitions:
     Increase in accounts receivable..................   (2,377,402)     (667,014)     (846,606)
     Decrease (increase) in unbilled contracts in
       progress.......................................    5,372,990    (4,252,854)   (5,284,686)
     Increase in notes receivable -- officer..........           --            --       (25,000)
     (Increase) decrease in prepaid expenses and other
       assets.........................................     (380,952)     (171,337)      144,592
     Decrease (increase) in prepaid taxes.............    1,246,343    (1,050,140)     (452,291)
     (Decrease) increase in accounts payable..........   (1,048,284)      226,486       221,451
     (Decrease) increase in accrued job costs.........   (1,075,871)    1,148,436     3,841,528
     (Decrease) increase in other accrued
       liabilities....................................     (219,782)      396,435       (18,113)
     (Decrease) increase in deferred revenue..........     (194,779)    1,524,909       642,223
     (Decrease) increase in accrued compensation......     (207,735)        5,397        69,347
     Decrease in accrued taxes payable................           --       (94,260)         (133)
                                                        -----------    ----------    ----------
Net cash provided by operating activities.............    1,148,393       126,536     1,933,106
                                                        -----------    ----------    ----------
Cash flows from investing activities:
  Purchases of fixed assets...........................     (659,389)     (627,284)      (50,554)
  Acquisitions, net of cash acquired*.................           --    (1,277,186)   (9,191,932)
                                                        -----------    ----------    ----------
Net cash used in investing activities.................     (659,389)   (1,904,470)   (9,242,486)
                                                        -----------    ----------    ----------
Cash flows from financing activities:
  Proceeds from exercise of stock options and
     warrants.........................................        2,925         5,600       181,038
  Financing costs.....................................      (57,681)           --            --
  Proceeds from sale of common stock..................    1,000,000            --            --
  (Repayment of) proceeds from borrowings.............   (3,015,000)    3,000,000     7,000,000
  Financing costs related to purchase of Optimum
     Group, Inc.......................................           --            --      (124,500)
                                                        -----------    ----------    ----------
Net cash (used in) provided by financing activities...   (2,069,756)    3,005,600     7,056,538
                                                        -----------    ----------    ----------
Net (decrease) increase in cash.......................   (1,580,752)    1,227,666      (252,842)
Cash and cash equivalents at beginning of period......    2,687,575     1,459,909     1,712,751
                                                        -----------    ----------    ----------
Cash and cash equivalents at end of period............  $ 1,106,823     2,687,575     1,459,909
                                                        ===========    ==========    ==========
Supplemental disclosures of cash flow information:
Interest paid during the period.......................  $   896,312       783,669            --
                                                        ===========    ==========    ==========
Income taxes (refunded) paid during the period........  $(1,168,306)      989,387       768,457
                                                        ===========    ==========    ==========
Supplemental schedule of noncash investing activities:
*Details of acquisitions
  Fair value of assets acquired.......................  $        --     1,127,051     2,775,467
  Cost in excess of net assets of companies
     acquired.........................................           --     3,881,214    14,580,852
  Liabilities assumed.................................           --    (3,347,969)   (1,883,775)
  Stock and note issued...............................           --      (250,000)   (6,175,003)
                                                        -----------    ----------    ----------
  Cash paid...........................................           --     1,410,296     9,297,541
  Less: cash acquired.................................           --      (133,110)     (105,609)
                                                        -----------    ----------    ----------
  Net cash paid for acquisitions......................  $        --     1,277,186     9,191,932
                                                        ===========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 1999

(1) ORGANIZATION AND NATURE OF BUSINESS

     CoActive Marketing Group, Inc. (formerly Inmark Enterprises, Inc.) ("the Company") is a full service marketing, sales promotion and interactive new media services and e-commerce provider organization which designs, develops and implements turnkey customized national, regional and local consumer and trade promotion programs primarily for consumer product client companies. The Company's programs are designed to enhance the value of its clients' budgeted expenditures and achieve, in an objectively measurable way, its client's specific marketing and promotional objectives.

     At March 31, 2000, the Company had negative working capital of approximately $1,672,000 resulting primarily from the acceleration of the payment terms of the Company's bank loans and the net loss incurred in fiscal 2000. In addition to the $2,400,000 of loan payments due in fiscal 2001 to the bank, the remaining loan balance of $4,910,000 is due in July 2001 (see note 5). While there can be no assurance that additional funding will be obtained, management is currently discussing alternative financing plans with lenders and others to meet its cash needs. For fiscal 2001, management believes cash generated from operations will be sufficient to meet its cash requirements.

  Acquisition of U.S. Concepts, Inc.

     On December 29, 1998, a wholly-owned subsidiary of the Company, U.S. Concepts, Inc., a Delaware corporation, ("U.S. Concepts") purchased substantially all of the assets and business from and assumed certain of the liabilities of Murphy Liquidating Corporation formerly known as U.S. Concepts, Inc., a New York corporation (the "U.S. Concepts Acquisition") in a transaction accounted for as a purchase. The purchase price was $1,660,000 and consisted of cash of $1,410,000, including expenses, and 30,000 shares of common stock of the Company valued at $250,000. The purchase price could increase with payments of up to an additional $2,500,000 (50% of which, at the option of the recipient, may be paid in shares of the Company's common stock) to the extent that U.S. Concepts achieves specified pre-tax earnings during the two year period ending December 31, 2000 and cumulatively during the four year period subsequent to December 31, 1998. The cash portion of the purchase price was financed with proceeds from the Company's remaining unused bank revolving loan credit facility. The U.S. Concepts Acquisition has been accounted for as a purchase whereby the excess of the purchase price, including costs of the acquisition, of $3,881,000 over the fair value of assets acquired less liabilities assumed has been classified as goodwill and will be amortized on a straight-line basis over a twenty-five year period.

  Acquisition of Optimum Group, Inc.

     On March 31, 1998, an indirect wholly-owned subsidiary of the Company, Optimum Group, Inc ("Optimum") purchased all of the assets and business from and assumed substantially all of the liabilities of OG Holding Corporation (the "Optimum Acquisition") in a transaction accounted for as a purchase. The purchase price was $15,743,000 and consisted of cash of $9,298,000, including expenses, a subordinated note in the principal amount of $2,500,000 with interest at the rate of 9% per annum and 565,385 shares of common stock of the Company valued at $3,675,000. The cash portion of the purchase price included $7,000,000 provided pursuant to a loan agreement between the Company and a bank and $1,700,000 provided from the Company's cash balances. Pursuant to the purchase agreement between Optimum and OG Holding Corporation, both the 565,385 shares of the Company's common stock and the $2,500,000 subordinated note have been put in escrow as collateral for the Company should the Company be entitled to indemnification pursuant to the purchase agreement. The Optimum Acquisition has been accounted for as a purchase whereby the excess of the purchase price, including the costs of the acquisition, of $14,581,000 over the fair value of assets acquired less liabilities assumed has been classified as goodwill and will be amortized over a twenty-five

                         COACTIVE MARKETING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2000 AND 1999 -- (CONTINUED)

year period. Deferred financing costs incurred in connection with the loan agreement in the amount of $124,500 are being amortized over the term of the loan.

     Pro forma results of operations of the Company had the acquisition of U.S. Concepts occurred on April 1, 1998 would be as follows:

                                                                 1999
                                                              -----------
Sales.......................................................  $51,931,686
Net income..................................................    1,473,745
Basic earnings per share....................................          .33
Diluted earnings per share..................................          .26

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

  (e) Earnings Per Share

     The computation of basic earnings per common share is based upon the weighted average number of common shares outstanding during the year and the computation of diluted earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the year, plus the assumed exercise of stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock. For the fiscal year ended March 31, 2000, 2,244,238 stock options and warrants have been excluded from the calculation of diluted earnings as their inclusion would be antidilutive. For the fiscal year

                         COACTIVE MARKETING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2000 AND 1999 -- (CONTINUED)

ended March 31, 1999, the computation of weighted average number of common shares outstanding for the year included a ninety-three day inclusion of the shares of common stock issued for the U.S. Concepts Acquisition. All earnings per share calculations and share information have been adjusted for the five-for-four stock dividend paid June 15, 1998.

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

  (h) Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period, to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  (i) Reclassifications

     Certain reclassifications have been made to amounts reported in the prior year to conform to the 2000 presentation.

  (j) Reporting Comprehensive Income

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments.

     Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. The Company's operations did not give rise to items includible in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

                         COACTIVE MARKETING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2000 AND 1999 -- (CONTINUED)

(3) NOTES RECEIVABLE FROM OFFICER

     The notes receivable from officer totaling $225,000 at March 31, 2000 and 1999 consist of a $200,000 Promissory Note dated January 10, 1996 and a $25,000 Promissory Note dated April 7, 1997 issued to the Company by one of its officers in exchange for loans from the Company. The Promissory Notes provide for interest at an annual rate of 10% with the principal and accrued interest on the notes originally payable on January 10, 1998 and April 7, 1999, respectively. The Company has agreed to extend the payment date of principal and accrued interest on the notes to April 7, 2001. The Promissory Notes are secured by a Pledge Agreement which provides the Company with collateral security consisting of a first lien and security interest in 112,851 shares of the Company's common stock owned by the officer.

(4) LEASES

     The Company has several noncancellable operating leases, primarily for property, that expire within ten years. Rent expense for the years ended March 31, 2000, 1999 and 1998 amounted to $574,331, $456,312 and $118,092, respectively. Future noncancellable minimum lease payments under all of the leases as of March 31, 2000 are as follows:

Year ending March 31,
2001.............................................  $  906,693
2002.............................................     765,275
2003.............................................     599,489
2004.............................................     493,217
2005.............................................     494,432
Thereafter.......................................   1,938,002
                                                   ----------
                                                   $5,197,108
                                                   ==========

(5) DEBT

  Notes Payable, Bank

     The Company has a loan agreement with its principal bank which initially provided for a five year revolving line of credit in the amount of $5,000,000, expiring on March 31, 2003, and a term loan in the amount of $5,000,000, expiring on March 31, 2003. Borrowings under the revolving line of credit and the term loan are evidenced by promissory notes and are secured by all of the Company's assets. In addition, the Company, on a quarterly basis, pays interest on outstanding amounts, at the option of the Company, based on various formulas which relate to the prime rate or other prescribed rates (10.3% and 6.97% at March 31, 2000 and 1999, respectively). The loan agreement contains certain covenants, in addition to the calculation of the Company's total leverage ratio, which among other things, limits the distribution of dividends and other payments. On February 11, 2000, the loan agreement was amended to (i) eliminate the revolving feature of the revolving line of credit; (ii) have interest payments due on a monthly basis at a rate of 2% above the bank's prime lending rate; (iii) commencing in April 2000, have monthly principal payments on the term note in the amount of $200,000 be due and payable; and (iv) establish April 8, 2001 as the final maturity date of both the revolving credit and term loans. At March 31, 2000 and 1999, respectively, the Company was not in compliance with certain covenants in the loan agreement. On June 15, 2000 and June 30, 1999, respectively, the Company and the bank executed an amendment to the loan agreement pursuant to which the bank waived the Company's non-compliance with respect to such financial covenants as of March 31, 2000 and 1999, respectively, and the financial covenants were modified. The June 15, 2000 amendment also increased monthly interest payments to 3% above the bank's prime lending rate. On June 26, 2000, the Loan Agreement

                         COACTIVE MARKETING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2000 AND 1999 -- (CONTINUED)

was further amended to extend the final maturity date of the loans outstanding under the Loan Agreement to July 8, 2001. Management believes, based on such modifications, that the Company will meet the covenants. However, there can be no assurance that the Company will be able to satisfy, on an ongoing basis, the amended financial covenants.

     Total debt as of March 31, 2000 and 1999 is summarized as follows:

                                                                2000          1999
                                                             ----------    -----------
Term and revolving note payables to bank in monthly
  installments with a final payment of interest and
  principal outstanding on July 8, 2001....................  $7,310,000    $10,000,000
9% subordinated note payable to OG Holding Corporation with
  interest payable in quarterly installments and principal
  payments in annual installments of $625,000 commencing
  March 31, 2000 through March 31, 2003....................   2,175,000      2,500,000
                                                             ----------    -----------
  Total debt...............................................   9,485,000     12,500,000
  Less current portion.....................................   3,325,000        625,000
                                                             ----------    -----------
  Total long-term debt.....................................  $6,160,000    $11,875,000
                                                             ==========    ===========

     Long term maturities and payment requirements on debt are as follows:

                                                             NOTES PAYABLE    SUBORDINATED
                                                                 BANK             NOTE
                                                             -------------    ------------
2002.......................................................   $4,910,000       $  625,000
2003.......................................................           --          625,000
                                                              ----------       ----------
                                                              $4,910,000       $1,250,000
                                                              ==========       ==========

(6) STOCKHOLDERS' EQUITY

  (a) Common Stock Issuance

     On January 31, 2000, the Company, in a private placement for $1,000,000, sold 500,000 newly issued shares of its common stock together with five year warrants to purchase an additional 250,000 shares of its common stock at an exercise price of $2.50 per share. The Company used $500,000 of the proceeds to reduce its bank debt.

  (b) Common Stock Reserved for Issuance

     (i) Stock Options

     Under the Company's 1992 Stock Option Plan (the Plan), employees of the Company and its affiliates, and members of the Board of Directors, may be granted options to purchase shares of common stock of the Company. Options granted under the Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors is determined by the committee of the Board of Directors. The Plan was amended on May 11, 1999 to increase the maximum number of shares of common stock for which options may be granted to 1,500,000 shares.

                         COACTIVE MARKETING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2000 AND 1999 -- (CONTINUED)

     On May 11, 1999, the Company also established the 1997 Executive Officer Stock Option Plan (the 1997 Plan), pursuant to which (i) a maximum of 375,000 non-qualified stock options may be granted to purchase shares of common stock,
(ii) three officers of the Company were each granted 125,000 non-qualified stock options to purchase shares of common stock in exchange for the surrender by each of their incentive stock options to purchase 125,000 shares of common stock issued on May 2, 1997 pursuant to the Company's 1992 Stock Option Plan and (iii) the exercise price and other terms and conditions of the options granted are identical to those of the options surrendered.

     Changes in options outstanding under the Plan and the 1997 Plan, during each of the years ended March 31, 2000, 1999 and 1998, and options exercisable and shares reserved for issuance at March 31, 2000 are as follows:

                                                     WEIGHTED
                                                   AVERAGE PRICE
                                                     PER SHARE      OUTSTANDING    EXERCISABLE
                                                   -------------    -----------    -----------
Balance at March 31, 1997........................      $1.51           861,250        455,000
Became exercisable...............................      $1.68                --        268,749
Granted(A).......................................      $5.91           627,250         90,208
Exercised........................................      $1.43            (5,156)        (5,156)
Canceled.........................................      $2.84          (107,594)      (104,531)
                                                       -----         ---------      ---------
Balance at March 31, 1998........................      $2.88         1,375,750        704,270
Became exercisable...............................      $3.27                --        344,948
Granted(B).......................................      $8.88           171,850         50,508
Exercised........................................      $1.12            (8,155)        (8,155)
Canceled.........................................      $8.52            (6,595)        (3,137)
                                                       -----         ---------      ---------
Balance at March 31, 1999........................      $3.54         1,532,850      1,088,434
Became exercisable...............................      $5.29                --        240,533
Granted(C).......................................      $3.02           100,250         48,124
Exercised........................................      $1.17            (2,500)        (2,500)
Canceled.........................................      $7.11           (28,726)       (19,236)
                                                       -----         ---------      ---------
Balance at March 31, 2000........................      $3.45         1,601,874      1,355,355
                                                       =====         =========      =========

---------------
(A) Represents 402,250 options, inclusive of 375,000 1997 Plan options, granted at an exercise price of $4.00, 12,500 options granted at an exercise price of $4.30 and 212,500 options granted at an exercise price of $5.60 per share. Of the options granted, 90,208 were immediately exercisable and the balance exercisable in either one, two or three year annual installments.

(B) Represents options granted to purchase 13,750 shares at an exercise price of $10.00, 62,500 options granted at an exercise price of $9.60 per share, and an aggregate of 95,600 options granted to employees of U.S. Concepts at an exercise price of $8.25. Of the options granted, 50,508 were immediately exercisable and the balance exercisable in one or two annual installments.

(C) Represents options granted to purchase 56,500 shares at an exercise price of $3.00, 15,000 shares at an exercise price of $2.94, 13,750 shares at an exercise price of $3.38 and an aggregate of 15,000 shares consisting of 5,000 shares at $3.25, $2.88 and $2.31, respectively. Of the options granted, 48,124 were immediately exercisable and the balance exercisable in one, two or three annual installments.

                         COACTIVE MARKETING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2000 AND 1999 -- (CONTINUED)

     (ii) Warrants

     At March 31, 2000, outstanding warrants to purchase shares of the Company's common stock are as follows:

                                                     WEIGHTED
                                                   AVERAGE PRICE
                                                     PER SHARE      OUTSTANDING    EXERCISABLE
                                                   -------------    -----------    -----------
Balance at March 31, 1997........................      $0.82          536,114        536,114
Granted(A).......................................      $4.00           75,000         75,000
Exercised........................................      $1.00         (218,750)      (218,750)
                                                       -----         --------       --------
Balance at March 31, 1998 and 1999...............      $1.43          392,364        392,364
Granted(B).......................................      $2.50          250,000        250,000
                                                       -----         --------       --------
Balance at March 31, 2000........................      $1.85          642,364        642,364
                                                       =====         ========       ========

---------------
(A) In fiscal 1998, concurrent with the Company entering into a financial advisory services agreement with an investment banking firm with which a director is associated, the Company issued immediately exercisable warrants to purchase 37,500 shares of the Company's common stock at an exercise price of $4.00 to each of the new director and another associate of the investment banking firm.

(B) In January 2000, in connection with the Company's sale of common stock, the Company issued immediately exercisable warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $2.50.

     At March 31, 2000, outstanding warrants in the amount of 642,364 are exercisable over the next six years.

     The Company applies APB 25 and related interpretations in accounting for its stock option plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and warrants under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net (loss) income and net (loss) income per share for fiscal 2000, 1999 and 1998 would have been as follows:

                                                FISCAL 2000    FISCAL 1999    FISCAL 1998
                                                -----------    -----------    -----------
Net (loss) income:
  As reported.................................  $  (873,702)   $1,338,539     $2,279,000
  Pro forma...................................   (1,382,339)      887,298      2,023,000
Basic (loss) income per share:
  As reported.................................  $     (0.19)   $     0.30     $     0.63
  Pro forma...................................        (0.30)         0.20           0.56
Diluted (loss) income per share:
  As reported.................................  $     (0.19)   $     0.24     $     0.50
  Pro forma...................................        (0.30)         0.15           0.44

     However, such pro forma net income reflects only options and warrants granted since April 1, 1995. Therefore, the full impact of calculating compensation cost for stock options and warrants under SFAS No. 123 is not reflected in the pro forma net income amounts for fiscal 2000, fiscal 1999 and fiscal 1998 discussed above because compensation cost is reflected over the options' and warrants' vesting periods of up to 10 years and compensation cost of options and warrants granted prior to April 1, 1995 is not considered.

                         COACTIVE MARKETING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2000 AND 1999 -- (CONTINUED)

     The options outstanding as of March 31, 2000 are summarized in ranges as follows:

RANGE OF EXERCISE   WEIGHTED AVERAGE   NUMBER OF OPTIONS   WEIGHTED AVERAGE
      PRICE          EXERCISE PRICE       OUTSTANDING       REMAINING LIFE
-----------------   ----------------   -----------------   ----------------
 $1.12- 4.00             $2.30             1,174,500             6.12
 $4.01- 7.00             $5.34               280,333             2.76
 $7.01-10.00             $8.88               147,042             3.93

     The per share weighted-average fair value of stock options and warrants granted on their respective date of grant using the modified Black-Scholes option-pricing model and their related weighted-average assumptions are as follows:

                                                    FISCAL 2000    FISCAL 1999    FISCAL 1998
                                                    -----------    -----------    -----------
Risk-free interest rate...........................      5.00%          5.07%          6.41%
Expected life -- years............................      5.27           5.16           6.07
Expected volatility...............................       118%            82%            35%
Expected dividend yield...........................         0%             0%             0%
Fair value........................................     $2.49          $6.15          $2.04

(7) INCOME TAXES

     The Company and its subsidiaries, which are wholly-owned, file consolidated Federal income tax returns.

     The components of income tax expense (benefit) for the years ended March 31, 2000, 1999 and 1998 are as follows:

                              MARCH 31, 2000        MARCH 31, 1999        MARCH 31, 1998
                           --------------------   ------------------   ---------------------
Current:
  State and local........  $113,159               $83,785              $129,954
  Federal................     1,672     114,831    17,445    101,230    256,139      386,093
                           --------               -------              --------
Deferred:
  Federal and State......              (623,605)             791,131                 913,907
                                      ---------             --------              ----------
                                      $(508,774)            $892,361              $1,300,000
                                      =========             ========              ==========

     The differences between the provision (benefit) for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) attributable to (loss) income before income tax for the years ended March 31, 2000, 1999 and 1998 are as follows:

                                                                      RATE
                                                              ---------------------
                                                              2000     1999    1998
                                                              -----    ----    ----
Statutory Federal income tax................................  (34.0)   34.0%   34.0%
State and local taxes, net of Federal benefit...............   (4.2)    5.9     5.1
Other.......................................................    1.4     0.1    (2.8)
                                                              -----    ----    ----
Effective tax rate..........................................  (36.8)%  40.0%   36.3%
                                                              =====    ====    ====

                         COACTIVE MARKETING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2000 AND 1999 -- (CONTINUED)

     The tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities that are included in net deferred tax assets are as follows:

                                                              MARCH 31,    MARCH 31,
                                                                2000          1999
                                                              ---------    ----------
Deferred tax assets (liabilities):
Goodwill, principally due to differences in amortization....  $(159,339)      (23,486)
Net operating loss carryforwards............................    563,718       550,582
Unbilled revenue............................................   (382,478)   (1,124,037)
Other.......................................................    (24,180)      (28,943)
                                                              ---------    ----------
Net deferred tax asset (liability)..........................  $  (2,279)     (625,884)
                                                              =========    ==========

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

(8) SIGNIFICANT CUSTOMERS

     During the year ended March 31, 2000, the Company had one client which accounted for approximately 19.9% of its revenues. During the year ended March 31, 1999, the Company had another client which, before and after giving effect to the U.S. Concepts Acquisition, accounted for approximately 11.6% and 21.2%, respectively, of its revenues. During the year ended March 31, 1998, the Company had one other client which, before and after giving effect to the Optimum Acquisition, accounted for approximately 34.4% and 24.5%, respectively, of its revenues.

(9) EMPLOYEE BENEFIT PLAN

     The Company has a savings plan available to substantially all salaried employees which is intended to qualify as a deferred compensation plan under
Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Pursuant to the 401(k) Plan, employees may contribute up to 15% of their eligible compensation not in excess of $10,000 and the Company at its sole discretion may from time to time make a discretionary matching contribution as it deems advisable. For the years ended March 31, 2000, 1999 and 1998, the Company has charged approximately $349,000, $246,000 and $66,000 to expense as a matching employer contribution.

(10) COMMITMENTS

  Employment Agreements

     The Company has entered into four year employment agreements with three of its officers which at March 31, 2000 provide for base salaries in the aggregate amount of $750,000 per year through September 29, 2001 and a covenant not to compete. In connection with the Optimum Acquisition, Optimum has entered into four year employment contracts with seven of its management personnel which at March 31, 2000 provide for annual base salaries in the aggregate amount of $1,042,000 and a covenant not to compete. In connection with the U.S. Concepts Acquisition, U.S. Concepts has entered into four year employment contracts with two of its

                         COACTIVE MARKETING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2000 AND 1999 -- (CONTINUED)

management personnel which at March 31, 2000 provide for annual base salaries in the aggregate amount of $375,000 and a covenant not to compete.

(11) RELATED PARTY TRANSACTION

     On January 31, 2000, the Company sold 500,000 newly issued unregistered shares of the Company's common stock together with five year warrants to purchase an additional 250,000 shares of the Company's common stock at an exercise price of $2.50 for an aggregate purchase price of $1,000,000. The purchasers of such securities included Special Situations Private Equity Fund, L.P., which purchased approximately 85% of the securities sold in such offering, and certain affiliates of a director of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

     The information required to be disclosed by Part III (Items 10, 11, 12 and 13) will be incorporated by reference from the Company's definitive proxy statement if filed by July 29, 2000 or, if such proxy statement is not filed by such date, the information required to be disclosed by Part III will be disclosed by amendment to this Form 10-K prior to July 30, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Report.

     1.  FINANCIAL STATEMENTS:

                                                              PAGE
                                                              ----
Index to Financial Statements...............................   18
  Consolidated Financial Statements of CoActive Marketing
     Group, Inc.
     Independent Auditors' Report...........................   19
     Consolidated Balance Sheets as of March 31, 2000 and
      1999..................................................   20
     Consolidated Statements of Operations for the years
      ended March 31, 2000, 1999 and 1998...................   21
     Consolidated Statement of Stockholders' Equity for the
      three years ended March 31, 2000......................   22
     Consolidated Statements of Cash Flows for the years
      ended March 31, 2000, 1999 and 1998...................   23
     Notes to Consolidated Financial Statements.............   24

     2.  FINANCIAL STATEMENT SCHEDULES:

     No financial statement schedules are provided herein because they are not required or not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

     3.  EXHIBITS:

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBITS.
-------                    ------------------------
 2.1     Asset Purchase Agreement, dated as of December 8, 1998, by and among OG Holding Corporation (formerly known as Optimum
         Group, Inc.), James H. Ferguson, Michael J. Halloran,
         Christina M. Heile, David E. Huddleston, Thomas E.
         Lachenman, Thomas L. Wessling, Optimum Group, Inc. (formerly known as OG Acquisition Corp.) and Inmark Enterprises, Inc.
         (incorporated by reference to Exhibit 2.1 to the
         Registrant's Report on Form 8-K dated March 31, 1998, File
         No. 000-20394, initially filed with the Securities and
         Exchange Commission on April 13, 1998).
 2.2     Amendment No. 1 to the Asset Purchase Agreement, dated as of
         March 31, 1998 (incorporated by reference to Exhibit 2.2 to the Registrant's Report on Form 8-K dated March 31, 1998,
         File No. 000-20394, initially filed with the Securities and
         Exchange Commission on April 13, 1998).
 2.3     Asset Purchase Agreement, dated as of December 29, 1998, by and among U.S. Concepts, Inc., a New York corporation, Brian
         Murphy, U.S. Concepts, Inc., a Delaware corporation, and
         Inmark Enterprises, Inc. (incorporated by reference to Exhibit 2.3 to the Registrant's Annual Report on 10-K for the fiscal year ended
         March 31, 1999, initially filed with the Securities and Exchange
         Commission on July 6, 1999).

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBITS.
-------                    ------------------------
 3.1     Certificate of Incorporation, as amended, of the Registrant
         (incorporated by reference to Exhibit 3.1 to the
         Registrant's Quarterly Report on Form 10-Q for the three
         month period ended September 30, 1999, initially filed with the Securities and Exchange Commission on November 22,
         1999).
 3.2     Bylaws of the Registrant (incorporated by reference to
         Exhibit 3.2 to the Registrant's Quarterly Report on Form
         10-Q for the three month period ended September 30, 1999,
         initially filed with the Securities and Exchange Commission on November 22, 1999).
10.1     Health Image Media, Inc. 1992 Stock Option Plan
         (incorporated by reference to Exhibit 10.5 to the
         Registrant's Registration Statement on Form S-1, File No.
         33-47932, initially filed with the Securities and Exchange
         Commission on May 14, 1992).
10.2     Employment Agreement dated September 29, 1995 between
         Registrant and John P. Benfield (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form
         10-K for the fiscal year ended March 31, 1996, initially
         filed with the Securities and Exchange Commission on July 1,
         1996).
10.3     Employment Agreement dated September 29, 1995 between the
         Registrant and Donald A. Bernard (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form
         10-K for the fiscal year ended March 31, 1996, initially
         filed with the Securities and Exchange Commission on July 1,
         1996).
10.4     Employment Agreement dated September 29, 1995 between
         Registrant and Paul A. Amershadian (incorporated by
         reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996,
         initially filed with the Securities and Exchange Commission on July 1, 1996).
10.5     Promissory Note and Pledge Agreement dated January 10, 1996 between Inmark Services, Inc. and Paul A. Amershadian
         (incorporated by reference to Exhibit 10.6 to the
         Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities
         and Exchange Commission on July 1, 1996).
10.6     First Amendment to Employment Agreement dated May 2, 1997
         between the Registrant and John P. Benfield (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997,
         initially filed with the Securities and Exchange Commission on June 27, 1997).
10.7     First Amendment to Employment Agreement dated May 2, 1997
         between the Registrant and Donald A. Bernard (incorporated by reference to Exhibit 10.8 to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended March 31,
         1997, initially filed with the Securities and Exchange
         Commission on June 27, 1997).
10.8     First Amendment to Employment Agreement dated May 2, 1997
         between the Registrant and Paul A. Amershadian (incorporated by reference to Exhibit 10.9 to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended March 31,
         1997, initially filed with the Securities and Exchange
         Commission on June 27, 1997).
10.9     Promissory Note, dated April 7, 1997, in the principal
         amount of $25,000, by Paul A. Amershadian in favor of Inmark
         Services, Inc. (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal
         year ended March 31, 1997, initially filed with the
         Securities and Exchange Commission on June 27, 1997).
10.10    Amendment to Pledge Agreement, dated as of April 7, 1997,
         between Paul A. Amershadian and Inmark Services, Inc.
         (incorporated by reference to Exhibit 10.11 to the
         Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, initially filed with the Securities
         and Exchange Commission on June 27, 1997).

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBITS.
-------                    ------------------------
10.11    Escrow Agreement, dated as of March 31, 1998 by and among OG
         Holding Corporation, formerly known as Optimum Group, Inc.,
         Electing Small Business Trust f/b/o James H. Ferguson,
         Electing Small Business Trust f/b/o Michael J. Halloran,
         Electing Small Business Trust f/b/o Christina M. Heile,
         Electing Small Business Trust f/b/o David E. Huddleston,
         Electing Small Business Trust f/b/o Thomas E. Lachenman,
         Electing Small Business Trust f/b/o Roderick S. Taylor,
         Electing Small Business Trust f/b/o Thomas L. Wessling,
         Steven Clements, Kimberly Longshore, Terry Steding, Optimum
         Group, Inc., formerly known as OG Acquisition Corp., Inmark
         Enterprises, Inc., and Kronish, Lieb, Weiner & Hellman LLP
         (incorporated by reference to Exhibit 2.3 to the
         Registrant's Report on Form 8-K dated March 31, 1998, File
         No. 000-20394, initially filed with the Securities and
         Exchange Commission on April 13, 1998).
10.12    Loan Agreement, dated as of March 31, 1998, by and among PNC
         Bank, National Association, Inmark Enterprises, Inc., Inmark
         Services, Inc., and Optimum Group, Inc. (formerly OG
         Acquisition Corp.) (incorporated by reference to Exhibit
         99.2 to the Registrant's Report on Form 8-K dated March 31,
         1998, File No. 000-20394, initially filed with the
         Securities and Exchange Commission on April 13, 1998).
10.13    Guaranty, dated as of March 31, 1998, by Inmark Enterprises,
         Inc. in favor of PNC Bank, National Association
         (incorporated by reference to Exhibit 99.3 to the
         Registrant's Report on Form 8-K dated March 31, 1998, File
         No. 000-20394, initially filed with the Securities and
         Exchange Commission on April 13, 1998).
10.14    Pledge Agreement, dated as of March 31, 1998, by Inmark
         Enterprises, Inc., Inmark Services, Inc. and Optimum Group,
         Inc. (formerly OG Acquisition Corp.) in favor of PNC Bank,
         National Association (incorporated by reference to Exhibit
         99.4 to the Registrant's Report on Form 8-K dated March 31,
         1998, File No. 000-20394, initially filed with the
         Securities and Exchange Commission on April 13, 1998).
10.15    Security Agreement, dated as of March 31, 1998, by Inmark
         Enterprises, Inc., Inmark Services, Inc. and Optimum Group,
         Inc. (formerly OG Acquisition Corp.) in favor of PNC Bank,
         National Association (incorporated by reference to Exhibit
         99.5 to the Registrant's Report on Form 8-K dated March 31,
         1998, File No. 000-20394, initially filed with the
         Securities and Exchange Commission on April 13, 1998).
10.16    First Amendment to Loan Agreement, Security Agreement and
         Pledge Agreement, dated as of December 29, 1998, by and
         among PNC Bank National Association, Inmark Enterprises,
         Inc., U.S. Concepts, Inc., Inmark Services, Inc. and Optimum
         Group, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, initially filed with the
         Securities and Exchange Commission on July 6, 1999).
10.17    Second Amendment to Loan Agreement, Security Agreement and
         Pledge Agreement, dated as of January 14, 1999, by and among
         PNC Bank National Association, Inmark Enterprises, Inc.,
         U.S. Concepts, Inc., Inmark Services, Inc. and Optimum
         Group, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, initially filed with the
         Securities and Exchange Commission on July 6, 1999).
10.18    Third Amendment to Loan Agreement, Security Agreement and
         Pledge Agreement, dated as of June 30, 1999, by and among
         PNC Bank National Association, Inmark Enterprises, Inc.,
         U.S. Concepts, Inc., Inmark Services, Inc. and Optimum
         Group, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, initially filed with the
         Securities and Exchange Commission on July 6, 1999).
10.19    Fourth Amendment to Loan Agreement, Security Agreement and
         Pledge Agreement, dated as of November 19,1999, by and among
         PNC Bank National Association, CoActive Marketing Group,
         Inc., U.S. Concepts, Inc., Inmark Services, Inc. and Optimum
         Group, Inc. (incorporated by reference to Exhibit 1 to
         Registrant's Current Report on Form 8-K filed with the
         Securities and Exchange Commission on November 29, 1999).

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBITS.
-------                    ------------------------
10.20    Agreement for Consent dated as of January 28, 2000, by and among PNC Bank National Association, CoActive Marketing
         Group, Inc., U.S. Concepts, Inc., Inmark Services, Inc. and
         Optimum Group, Inc.
10.21    Fifth Amendment to Loan Documents, dated February 11, 2000, by and among PNC Bank National Association, CoActive
         Marketing Group, Inc., U.S. Concepts, Inc., Inmark Services,
         Inc. and Optimum Group, Inc. (incorporated by reference to
         Exhibit 1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23,
         2000).
10.22    Guaranty, dated as of February 11, 2000, by CoActive
         Marketing Group, Inc. in favor of PNC Bank National
         Association.
10.23    Sixth Amendment to Loan Documents dated June 15, 2000, by
         and among PNC Bank National Association, CoActive Marketing
         Group, Inc., U.S. Concepts, Inc., Inmark Services, Inc. and
         Optimum Group, Inc.
10.24    Seventh Amendment to Loan Documents dated June 26, 2000, by and among PNC Bank National Association, CoActive Marketing
         Group, Inc., U.S. Concepts, Inc., Inmark Services, Inc. and
         Optimum Group, Inc.
21       Subsidiaries of the Registrant
23       Consent of Independent Auditors
27       Financial Data Schedule

     (b) Reports on Form 8-K.

     On February 23, 2000, the Company filed a report on Form 8-K announcing that on February 11, 2000, the Company, its subsidiaries and PNC Bank National Association ("Lender") executed an amendment to the Registrant's Company's loan documents, pursuant to which Lender waived compliance with certain financial covenants and the terms of certain other financial covenants were amended.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COACTIVE MARKETING GROUP, INC.

                                          By:     /s/ DONALD A. BERNARD
                                            ------------------------------------
                                                     Donald A. Bernard
                                                EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER
                                            (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                           OFFICER)

Dated: June 26, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

             SIGNATURE AND TITLE                              SIGNATURE AND TITLE
             -------------------                              -------------------
          By: /s/ JOHN P. BENFIELD                         By: /s/ DONALD A. BERNARD
---------------------------------------------    ---------------------------------------------
              John P. Benfield                                 Donald A. Bernard
                President and                            Executive Vice President and
    Chief Executive Officer and Director             Chief Financial Officer and Director
        (PRINCIPAL EXECUTIVE OFFICER)                      (PRINCIPAL FINANCIAL AND
                                                              ACCOUNTING OFFICER)

Dated: June 26, 2000                                                      Dated: June 26, 2000

         By: /s/ PAUL A. AMERSHADIAN                      By: /s/ HERBERT M. GARDNER
---------------------------------------------    ---------------------------------------------
             Paul A. Amershadian                              Herbert M. Gardner
    Executive Vice President -- Marketing                          Director
           and Sales and Director

Dated: June 26, 2000                                                      Dated: June 26, 2000

          By: /s/ JOSEPH S. HELLMAN                          By: /s/ BRIAN MURPHY
---------------------------------------------    ---------------------------------------------
              Joseph S. Hellman                                  Brian Murphy
                  Director                                         Director

Dated: June 26, 2000                                                      Dated: June 26, 2000

         By: /s/ THOMAS E. LACHENMAN
---------------------------------------------
             Thomas E. Lachenman
                  Director

Dated: June 26, 2000