Form 10-Q
period 2000-06-30
COACTIVE MARKETING GROUP INC
filed 2000-08-09
CIK 886475

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


For the quarterly period ended June 30, 2000

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


For the transition period from                 to
                               ---------------    ---------------

                        Commission file number 0-20394

                        COACTIVE MARKETING GROUP, INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 DELAWARE                                  06-1340408
   ------------------------------------               ----------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                     Identification Number)

            415 NORTHERN BOULEVARD
             GREAT NECK, NEW YORK                            11021
   -----------------------------------------          --------------------
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

On August 8, 2000, 5,015,981 shares of the Registrant's Common Stock, par value $.001 a share, were outstanding.




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                                                    Page
                                                                                                    ----
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.    Consolidated Financial Statements of CoActive Marketing Group, Inc. (Unaudited)

                Consolidated Balance Sheets - June 30, 2000 and March 31, 2000                        3

                Consolidated Statements of Operations - Three month periods ended
                June 30, 2000 and June 30, 1999                                                       4

                Consolidated Statement of Stockholders' Equity - Three month period ended
                June 30, 2000                                                                         5

                Consolidated Statements of Cash Flows - Three month periods ended
                June 30, 2000 and June 30, 1999                                                       6

                Notes to Unaudited Consolidated Financial Statements                                  7

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                 8

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk                                11


PART II - OTHER INFORMATION
---------------------------

ITEMS 1-5. Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

             Exhibit No.                                            Description of Exhibit
             -----------                                            ----------------------
               27                                                   Financial Data Schedule

         (b) Reports on Form 8-K.  None.


SIGNATURES                                                                                           12
----------

                        PART I - FINANCIAL INFORMATION

                        COACTIVE MARKETING GROUP, INC.
                          Consolidated Balance Sheets
                       June 30, 2000 and March 31, 2000

                                                                                 June 30, 2000                March 31, 2000*
                                                                               ----------------               ---------------
                                                                                 (Unaudited)
                              ASSETS

Current assets:
     Cash and cash equivalents                                               $        2,823,740                     1,106,823
     Accounts receivable                                                             11,567,665                     9,420,042
     Unbilled contracts in progress                                                     400,341                     4,164,550
     Prepaid taxes                                                                      207,786                       256,088
     Prepaid expenses and other current assets                                          944,309                       711,111
                                                                               ----------------                 -------------
         Total current assets                                                        15,943,841                    15,658,614
                                                                               ----------------                 -------------

Furniture, fixtures and equipment, at cost                                            2,733,140                     2,479,868
Less accumulated depreciation                                                         1,071,732                       928,998
                                                                               ----------------                 -------------
                                                                                      1,661,408                     1,550,870
                                                                               ----------------                 -------------

Notes receivable from officer                                                           225,000                       225,000
Goodwill, net                                                                        18,272,904                    18,527,928
Deferred financing costs, net                                                           206,122                       122,767
Other assets                                                                            116,093                       111,431
                                                                               ----------------                 -------------
         Total assets                                                        $       36,425,368                    36,196,610
                                                                               ================                 =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                        $        3,944,900                     2,451,104
     Deferred revenue                                                                 3,863,339                     2,901,919
     Accrued job costs                                                                6,541,040                     7,766,087
     Accrued compensation                                                                34,293                       112,538
     Other accrued liabilities                                                          682,205                       771,355
     Deferred taxes payable                                                                   -                         2,279
     Notes payable bank - current                                                     2,400,000                     2,400,000
     Subordinated notes payable - current                                               625,000                       925,000
                                                                               ----------------                 -------------
         Total current liabilities                                                   18,090,777                    17,330,282

Notes payable bank - long term                                                        4,310,000                     4,910,000
Subordinated notes payable - long term                                                1,250,000                     1,250,000
                                                                               ----------------                 -------------
         Total liabilities                                                           23,650,777                    23,490,282
                                                                               ----------------                 -------------

Stockholders' equity:
     Class A convertible preferred stock, par value $.001;
      Authorized 650,000 shares; none issued and  outstanding                                 -                             -
     Class B convertible preferred stock, par value $.001;
      Authorized 700,000 shares; none issued and outstanding                                  -                             -
     Preferred stock, undesignated; authorized 3,650,000
     Shares; none issued and outstanding                                                      -                             -
     Common stock, par value $.001; authorized 25,000,000
     Shares; issued and outstanding 5,015,981 shares                                      5,016                         5,016
     Additional paid-in capital                                                       6,699,880                     6,699,880
     Retained earnings                                                                6,069,695                     6,001,432
                                                                               ----------------                 -------------
         Total stockholders' equity                                                  12,774,591                    12,706,328
                                                                               ----------------                 -------------
         Total liabilities and stockholders' equity                          $       36,425,368                    36,196,610
                                                                               ================                 =============

- The consolidated balance sheet as of March 31, 2000 has been summarized from the Company's audited balance sheet as of that date.

See accompanying notes to Unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Operations
                    Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                          2000              1999
                                                                                       -----------       -----------


Sales                                                                                $  10,075,564         8,783,430
Direct expenses                                                                          6,678,649         6,195,776
                                                                                       -----------       -----------

       Gross profit                                                                      3,396,915         2,587,654
                                                                                       -----------       -----------


Salaries                                                                                 1,528,473         1,486,312
Selling, general and administrative expense                                              1,544,079         1,429,631
                                                                                       -----------       -----------

       Total operating expenses                                                          3,072,552         2,915,943
                                                                                       -----------       -----------

       Operating income (loss)                                                             324,363          (328,289)


Interest expense, net                                                                      210,590           209,902
                                                                                       -----------       -----------

Income (loss) before income taxes                                                          113,773          (538,191)
Provision (benefit) for income taxes                                                        45,510          (215,277)
                                                                                       -----------       -----------

       Net income (loss)                                                             $      68,263          (322,914)
                                                                                       ===========       ===========
Net income (loss) per common and common
    equivalent share:
Basic                                                                                $         .01     $        (.07)
                                                                                       ===========       ===========

Diluted                                                                              $         .01     $        (.07)
                                                                                       ===========       ===========


Weighted average number of common and
    common equivalent shares outstanding:


Basic                                                                                    5,015,981         4,513,481
                                                                                       ===========       ===========


Diluted                                                                                  5,562,836         4,513,481
                                                                                       ===========       ===========

Reconciliation of weighted average shares used for basic and diluted computation is as follows:

    Weighted average shares - Basic                                                      5,015,981         4,513,481

    Dilutive effect of options and warrants                                                546,855                 -
                                                                                       -----------       -----------
    Weighted average shares - Diluted                                                    5,562,836         4,513,481
                                                                                       -----------       -----------


See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                        Three Months Ended June 30, 2000
                                   (Unaudited)

                                        Common Stock
                                       par value $.001                                                    Total
                              -------------------------------      Additional          Retained        Stockholders'
                                 Shares            Amount        Paid-in Capital       Earnings           Equity
                              -------------     -------------    ---------------     -------------     -------------

Balance, March 31, 2000           5,015,981            $5,016         $6,699,880       $6,001,432       $12,706,328

Net income                                -                 -                  -           68,263            68,263
                              -------------     -------------    ---------------    -------------     -------------

Balance, June 30, 2000            5,015,981            $5,016         $6,699,880       $6,069,695       $12,774,591
                              =============     =============    ===============    =============     =============

See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Cash Flows
                    Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                             2000                     1999
                                                                                          -----------              -----------

Cash flows from operating activities:
     Net income (loss)                                                                   $     68,263                 (322,914)
     Adjustments to reconcile net income (loss) to net cash Provided by operating activities:
         Depreciation and amortization                                                        418,403                  352,250
         Changes in operating assets and liabilities:
               Increase in accounts receivable                                             (2,147,623)              (2,424,809)
             Decrease in unbilled contracts in progress                                     3,764,209                4,351,113
             Increase in prepaid expenses and other assets                                   (237,860)                (309,292)
             Decrease in prepaid taxes                                                         48,302                  790,000
             Increase (decrease) in accounts payable                                        1,493,796                 (203,261)
               Increase in deferred revenue                                                   961,420                2,570,393
             Decrease in accrued job costs                                                 (1,225,047)              (1,934,284)
             Decrease in other accrued liabilities                                            (89,150)                (400,089)
               Decrease in deferred taxes payable                                              (2,279)                (215,272)
             Decrease in accrued compensation                                                 (78,245)                 (11,140)
                                                                                          -----------              -----------

             Net cash provided by operating activities                                      2,974,189                2,242,695
                                                                                          -----------              -----------

Cash flows from investing activities:
     Purchases of fixed assets                                                               (253,272)                (171,561)
                                                                                          -----------              -----------
             Net cash used in investing activities                                           (253,272)                (171,561)
                                                                                          -----------              -----------

Cash flows from financing activities:
     Repayments of borrowings                                                                (900,000)              (1,840,000)
     Financing costs                                                                         (104,000)                       -
                                                                                          -----------              -----------

             Net cash used in financing activities                                         (1,004,000)              (1,840,000)
                                                                                          -----------              -----------

             Net increase in cash and cash equivalents                                      1,716,917                  231,134

Cash and cash equivalents at beginning of period                                            1,106,823                2,687,575
                                                                                          -----------              -----------
Cash and cash equivalents at end of period                                               $  2,823,740                2,918,709
                                                                                          ===========              ===========

Supplemental disclosure:
     Interest paid during the period                                                     $    320,126                  245,030
                                                                                          ===========              ===========
     Income tax paid during the period                                                   $      7,012                   20,750
                                                                                          ===========              ===========


See accompanying notes to unaudited consolidated financial statements.

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

            Notes to the Unaudited Consolidated Financial Statements

                             June 30, 2000 and 1999

(1)        Basis of Presentation

           The interim financial statements of CoActive Marketing Group, Inc. (the "Company") for the three month periods ended June 30, 2000 and 1999 have been prepared without audit. In the opinion of management, such financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three month period ended June 30, 2000 is not necessarily indicative of the results for a full year.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

(2)        Earnings Per Share

           Earnings per share of common stock for the three month periods ended June 30, 2000 and 1999 have been calculated according to the guidelines of Statement No. 128 "Earnings per Share".

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

(5)        Income Taxes

           The provision for income taxes for the three month period ended June 30, 2000 and 1999 is based upon the Company's estimated effective tax rate for that year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                      The following discussion compares the Company's consolidated results of operations for the three month period ended June 30, 2000 to the Company's consolidated results of operations for the three month period ended June 30, 1999. The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

RESULTS OF OPERATIONS

           The following table presents operating data of the Company, expressed as a percentage of sales for each of the three month periods ended June 30, 2000, and 1999:

                                                                             QUARTER ENDED JUNE 30,
                                                                 ----------------------------------------------
                                                                         2000                     1999
                                                                 --------------------     ---------------------

STATEMENT OF OPERATIONS DATA:
Sales                                                                   100.0%                   100.0%
Direct expenses                                                         66.3%                    70.5%
Gross profit                                                            33.7%                    29.5%
Salaries                                                                15.2%                    16.9%
Selling, general and administrative expense                             15.3%                    16.3%
Total operating expense                                                 30.5%                    33.2%
Operating income (loss)                                                  3.2%                    (3.7%)
Interest expense, net                                                    2.1%                     2.4%
Income (loss) before provision for taxes                                 1.1%                    (6.1%)
Provision (benefit) for income taxes                                     0.5%                    (2.5%)
Net income (loss)                                                        0.7%                    (3.7%)
OTHER DATA:
EBITDA                                                                   7.4%                     0.3%

           The following table presents operating data of the Company, expressed as a comparative percentage of change for the three month period ended June 30, 2000 compared to the three month period ended June 30, 1999 and the three month period ended June 30, 1999 compared to the three month period ended June 30, 1998:

                                                                             QUARTER ENDED JUNE 30,
                                                                 ----------------------------------------------
                                                                         2000                     1999
                                                                 --------------------     ---------------------
STATEMENT OF OPERATIONS DATA:
Sales                                                                   14.7%                   (28.3%)
Direct expenses                                                          7.8%                   (25.3%)
Gross profit                                                            31.3%                   (34.6%)
Salaries                                                                 2.8%                    38.5%
Selling, general and administrative expense                              8.0%                    29.3%
Total operating expense                                                  5.4%                    33.8%
Operating income (loss)                                                  n/a                    (118.5%)
Interest expense, net                                                    0.3%                    23.0%
Income (loss) before provision for income taxes                          n/a                    (133.5%)
Provision (benefit) for income taxes                                     n/a                    (133.5%)
Net income (loss)                                                        n/a                    (133.4%)
OTHER DATA:
EBITDA                                                                 300.0%                    (98.8%)


                      SALES. Sales for the quarter ended June 30, 2000 were $10,076,000, compared to sales of $8,783,000 for the quarter ended June 30, 1999, an increase of $1,293,000. The increase was primarily attributable to a greater amount of contracted sales materializing during the quarter. At June 30, 2000, the Company's sales backlog amounted to approximately $14,623,000 compared to a sales backlog of approximately $11,584,000 at June 30, 1999.

                      DIRECT EXPENSES. Direct expenses for the quarter ended June 30, 2000 were $6,679,000, compared to $6,196,000 for the comparable prior year quarter, an increase of $483,000. The increase was primarily attributable to the increase in sales. The decrease in direct expenses as a percentage of sales for the quarter ended June 30, 2000 was primarily the result of the aggregate mix of client projects having a higher gross profit margin than the mix of the Company's projects during the comparable prior year quarter.

                      As a result of these changes in sales and direct expenses, the Company's gross profit for the quarter ended June 30, 2000 increased to $3,397,000 from $2,588,000 for the quarter ended June 30, 1999.

                      OPERATING EXPENSES. Operating expenses for the quarter ended June 30, 2000 increased by $157,000 and amounted to $3,073,000, compared to operating expenses of $2,916,000 for the quarter ended June 30, 1999. The increase in operating expenses for the quarter ended June 30, 2000 was primarily the result of the overall increase in salaries, bonuses and related payroll expenses, and selling, general and administrative expenses related to supporting and maintaining an anticipated increase in the level of operations.

                      INTEREST EXPENSE. Interest expense for the quarter ended June 30, 2000 increased to $211,000, compared to interest expense of $210,000 for the quarter ended June 30, 1999. The slight increase in interest expense for the quarter ended June 30, 2000 was primarily related to the Company's increased interest rates on its bank borrowings.

                      BENEFIT/PROVISION FOR INCOME TAXES. Both the respective provision and benefit for federal, state and local income taxes for the quarters ended June 30, 2000 and 1999 were based upon the Company's estimated effective tax rate for the respective fiscal year.

                      NET INCOME (LOSS). As a result of the items discussed above, net income for the quarter ended June 30, 2000 was $68,000 compared to a net loss of $(323,000) for the comparable prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES.

                     The Company has an outstanding bank credit facility (the "Loan Agreement") consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). On June 15, 2000, the Company's Loan Agreement with its bank was amended to modify certain financial covenants and increase the per annum rate of interest on all loans to 3% above the lender's prime rate; and on June 26, 2000, the Loan Agreement was further amended to extend the final maturity date of the loans outstanding under the Loan Agreement to July 8, 2001. At June 30, 2000, the Company's outstanding loans under the Loan Agreement amounted to $6,710,000 and pursuant to an earlier amendment of the Loan Agreement, the Company is prohibited from further borrowings on a revolving credit basis. While the Company has met the modified financial covenant requirements at June 30, 2000, there can be no assurance that the Company will be able to satisfy, on an ongoing basis, the modified financial covenants of the Loan Agreement.

                     For the quarter ended June 30, 2000, the Company's activities and the combined repayment of $900,000 of Term Loan and subordinated debt borrowings were funded from existing working capital. At June 30, 2000, the Company had cash and cash equivalents totaling $2,824,000 and a working capital deficit of $2,147,000 compared to cash and cash equivalents of $1,107,000 and a working capital deficit of $1,672,000 at March 31, 2000. The decrease in working capital at June 30, 2000 compared with March 31, 2000 was primarily the result of the net effect during the quarter of the Company's $961,000 increase in deferred revenue after being offset by a payment of $300,000 that reduced current subordinated notes payable. Stockholders' equity increased to $12,775,000 as a result of the Company's net income for the quarter ended June 30, 2000. While management believes cash generated from operations will be sufficient to meet its cash requirements, to the extent that the Company is required to seek additional external financing in the form of a revised or replacement credit facility, equity or debt, there can be no assurance that the Company will be able to obtain such additional funding to satisfy its cash requirements for fiscal 2001 or as subsequently required under the Loan Agreement.

                     For the quarter ended June 30, 2000, (A) cash provided by operating activities amounted to $2,974,000, primarily as a result of the net aggregate of (i) net income and non-cash adjustments for depreciation and amortization, (ii) a decrease in unbilled contracts in progress, and (iii) increases in accounts payable and deferred revenue, as offset by (i) an increase in accounts receivable, (ii) an increase in prepaid expenses and other assets, and (iii) decreases in accrued job costs and other accrued expenses; (B) cash used in investing activities to purchase fixed assets amounted to $253,000; and
(C) cash used in financing activities to repay borrowings and pay financing costs related to bank borrowings amounted to

$1,004,000. As a result of the net effect of the aforementioned, the Company's cash and cash equivalents at June 30, 2000 increased by $1,717,000.

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

                                        COACTIVE MARKETING GROUP, INC.

Dated: August 8, 2000             By:      /s/ John P. Benfield
                                     -------------------------------------------
                                        John P. Benfield, President
                                        (Principal Executive Officer)
                                        and Director

Dated: August 8, 2000             By:      /s/ Donald A. Bernard
                                     -------------------------------------------
                                        Donald A. Bernard, Executive Vice
                                        President and Chief Financial Officer
                                        (Principal Accounting and Financial
                                        Officer) and Director