Form 10-Q
period 2000-09-30
COACTIVE MARKETING GROUP INC
filed 2000-11-13
CIK 886475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
    EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                         Commission file number 0-20394

                         COACTIVE MARKETING GROUP, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                        06-1340408
                   -----------------                 ---------------
               State or other jurisdiction of       (I.R.S. Employer
               incorporation or organization)     Identification Number)

                    415 Northern Boulevard
                    Great Neck, New York                  11021
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

On November 10, 2000, 5,015,981 shares of the Registrant's Common Stock, par value $.001 a share, were outstanding.

                                      INDEX
                                      -----

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                                                                   Page
                                                                                                                   ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements of CoActive Marketing Group, Inc. and Subsidiaries (Unaudited)

                  Consolidated Balance Sheets - September 30, 2000 and March 31, 2000                               3

                  Consolidated Statements of Operations - Three month and six month periods ended
                  September 30, 2000 and September 30, 1999                                                         4

                  Consolidated Statement of Stockholders' Equity - Six month period ended
                  September 30, 2000                                                                                5

                  Consolidated Statements of Cash Flows - Six month periods ended
                  September 30, 2000 and September 30, 1999                                                         6

                   Notes to Unaudited Consolidated Financial Statements                                             7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                                      8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                11


PART II - OTHER INFORMATION                                                                                        12
---------------------------

Item 1, 2, 3 and 5.        Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

                  Exhibit No.                        Description of Exhibit
                  ----------                         ----------------------
                  27                                 Financial Data Schedule

         (b) Reports on Form 8-K.   None

SIGNATURES                                                                                                         13
----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                         COACTIVE MARKETING GROUP, INC.
                           Consolidated Balance Sheets
                      September 30, 2000 and March 31, 2000

                                                                                 September 30, 2000          March 31, 2000*
                                                                                 ------------------          ---------------
                                                                                    (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                    $         2,459,198        $         1,106,823
    Accounts receivable                                                                    8,608,787                  9,420,042
    Unbilled contracts in progress                                                         3,179,275                  4,164,550
    Prepaid taxes                                                                             24,759                    256,088
    Prepaid expenses and other current assets                                              1,123,522                    711,111
                                                                                    -----------------         -----------------
    Total current assets                                                                  15,395,541                 15,658,614
                                                                                    -----------------         -----------------

Furniture, fixtures and equipment, net                                                     2,902,369                  2,479,868
Less accumulated depreciation                                                              1,215,817                    928,998
                                                                                    -----------------         -----------------
                                                                                           1,686,552                  1,550,870
                                                                                    -----------------         -----------------

Notes receivable from officer                                                                225,000                    225,000
Goodwill, net                                                                             18,017,882                 18,527,928
Deferred financing costs, net                                                                171,496                    122,767
Other assets                                                                                       -                    111,431
                                                                                    -----------------         -----------------
    Total assets                                                                 $        35,496,471        $        36,196,610
                                                                                    =================         =================
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                             $         3,452,955        $         2,451,104
    Deferred revenue                                                                       4,507,202                  2,901,919
    Accrued job costs                                                                      6,127,408                  7,766,087
    Accrued compensation                                                                      72,597                    112,538
    Other accrued liabilities                                                                271,756                    771,355
    Deferred taxes payable                                                                     2,279                      2,279
    Notes payable bank - current                                                           6,110,000                  2,400,000
    Subordinated notes payable - current                                                     625,000                    925,000
                                                                                    -----------------         -----------------
    Total current liabilities                                                             21,169,197                 17,330,282

Notes payable bank - long term                                                                     -                  4,910,000
Subordinated notes payable - long term                                                     1,250,000                  1,250,000
                                                                                    -----------------         -----------------
            Total liabilities                                                             22,419,197                 23,490,282
                                                                                    -----------------         -----------------

Stockholders' equity:
    Class A convertible preferred stock, par value                                                 -                          -
         $.001; authorized 650,000 shares; none issued and outstanding
    Class B convertible preferred stock, par value                                                 -                          -
         $.001;  authorized 700,000 shares; none issued and outstanding
    Preferred stock, undesignated; authorized                                                      -                          -
          3,650,000  shares; none issued and outstanding
    Common stock, par value $.001; authorized
          25,000,000 shares; issued and outstanding 5,015,981 shares                           5,016                      5,016
    Additional paid-in capital                                                             6,699,880                  6,699,880
    Retained earnings                                                                      6,372,378                  6,001,432
                                                                                    -----------------         -----------------
    Total stockholders' equity                                                            13,077,274                 12,706,328
                                                                                    -----------------         -----------------
    Total liabilities and stockholders' equity                                   $        35,496,471        $        36,196,610
                                                                                    =================         =================

* The consolidated balance sheet as of March 31, 2000 has been summarized from the Company's audited balance sheet as of that date. See accompanying notes to unaudited consolidated financial statements.



                          COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Operations
    Three Month and Six Month Periods Ended September 30, 2000 and September 30, 1999
                                   (Unaudited)
                                                            Three Months Ended                          Six Months Ended
                                                              September 30,                               September 30,

                                                       2000                  1999                  2000                  1999
                                                 -------------------      ---------------    -----------------     ----------------

Sales                                            $       12,302,717       $    9,159,310     $      22,378,281       $   17,942,740
Direct expenses                                           8,491,323            6,299,500            15,169,969           12,495,276
                                                 -------------------      ---------------    -----------------     ----------------

      Gross Profit                                        3,811,394            2,859,810             7,208,312            5,447,464
                                                 ------------------       ---------------    -----------------     ----------------

Salaries                                                  1,658,228            1,547,166             3,297,225            3,033,478
Selling, general and administrative expense               1,450,334            1,583,709             2,875,557            3,013,340
                                                 ------------------       ---------------    -----------------     ----------------

      Total operating expenses                            3,108,562            3,130,875             6,172,782            6,046,818
                                                 ------------------       ---------------    -----------------     ----------------

Operating income (loss)                                     702,832             (271,065)            1,035,530             (599,354)
Interest expense, net                                       198,373              183,540               417,293              393,442
                                                 ------------------       ---------------    -----------------     ----------------

Income (loss) before income taxes                           504,459             (454,605)              618,237             (992,796)
Provision (benefit) for income taxes                        201,781             (181,842)              247,291             (397,118)
                                                 ------------------       ---------------    -----------------      ---------------

Net income (loss)                                $          302,678       $     (272,763)    $         370,946      $      (595,678)
                                                 ==================       ==============     =================      ================

Net income (loss) per common and common Equivalent share:
   Basic                                        $               .06      $          (.06)    $             .07     $          (.13)
                                                ===================      ================    =================     ================

   Diluted                                      $               .06      $          (.06)    $             .07     $          (.13)
                                                ===================      ================    =================     =================

Weighted average number of common and common equivalent shares outstanding:

   Basic                                                  5,015,981             4,515,064            5,015,981            4,514,268

   Diluted                                                5,475,977             4,515,064            5,522,667            4,514,268

Reconciliation of weighted average shares used for basic and diluted computation is as follows:

Weighted average shares - Basic                           5,015,981             4,515,064            5,015,981            4,514,268

Dilutive effect of options and warrants                     459,996                     -              506,686                    -
                                                          ---------             ---------            ---------            ----------
Weighted average shares - Diluted                         5,475,977             4,515,064            5,522,667            4,514,268

See accompanying notes to unaudited consolidated financial statements.


                         COACTIVE MARKETING GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                       Six Months Ended September 30, 2000
                                   (Unaudited)


                                 Common Stock          Additional   Retained        Total
                                par value $.001        Paid-in      Earnings     Stockholders'
                                                       Capital                     Equity
                                 Shares       Amount

Balance, March 31, 2000         5,015,981     $5,016   $6,699,880  $6,001,432     $12,706,328

Net Income                       -              -         -           370,946         370,946
                                ---------      -----   ----------  ----------     -----------

Balance, September 30, 2000     5,015,981     $5,016   $6,699,880  $6,372,378     $13,077,274
                                =========     ======   ==========  ==========     ===========






See accompanying notes to unaudited consolidated financial statements.



                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Cash Flows
                  Six Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                                                                                                2000                    1999
                                                                                         ------------------       ---------------
Cash flows from operating activities:
    Net income (loss)                                                                    $          370,946       $      (595,678)
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:
         Operating activities:
        Depreciation and amortization                                                               852,136               724,024
        Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                                               811,255             2,478,033)
           Decrease in unbilled contracts in progress                                               985,275             6,072,082
           Increase in prepaid expenses and other assets                                           (300,980)             (482,113)
           Decrease in prepaid taxes                                                                231,329               350,340
           Increase (decrease) in accounts payable                                                1,001,851              (224,265)
           Increase in deferred revenue                                                           1,605,283               933,433
           Decrease in accrued job costs                                                         (1,638,679)            4,115,967)
           Decrease in other accrued liabilities                                                   (499,599)             (481,710)
           Decrease in accrued compensation                                                         (39,941)              (74,842)
                                                                                         ------------------          ------------

           Net cash provided by (used in) operating activities                                    3,378,876              (372,729)
                                                                                         ------------------          ------------

Cash flows from investing activities:
    Purchases of fixed assets                                                                      (422,501)             (300,858)
                                                                                         ------------------          ------------

           Net cash used in investing activities                                                   (422,501)             (300,858)
                                                                                         ------------------          ------------

Cash flows from financing activities:
    Repayments of borrowings                                                                     (1,500,000)           (1,340,000)
    Financing costs                                                                                (104,000)                    -
    Proceeds from exercise of stock options                                                               -                 2,175
                                                                                         ------------------          ------------

           Net cash used in financing activities                                                 (1,604,000)           (1,337,825)
                                                                                         ------------------          ------------

           Net increase (decrease) in cash and cash equivalents                                   1,352,375            (2,011,412)

Cash and cash equivalents at beginning of period                                                  1,106,823             2,687,575
                                                                                         ------------------          ------------

Cash and cash equivalents at end of period                                               $        2,459,198      $        676,163
                                                                                         ==================          ============
Supplemental disclosure:
    Interest paid during the period                                                      $          565,191      $        482,358
                                                                                         ==================         ==============

    Income tax paid during the period                                                    $           49,244      $         46,570
                                                                                         ==================         ==============



See accompanying notes to unaudited consolidated financial statements.


                 CoActive Marketing Group, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

                           September 30, 2000 and 1999



(1)      Basis of Presentation

         The interim financial statements of CoActive Marketing Group, Inc. (the "Company") for the three and six month periods ended September 30, 2000 and 1999 have been prepared without audit. In the opinion of management, such financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three and six month periods ended September 30, 2000 are not necessarily indicative of the results for a full year.

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


(2)      Earnings Per Share

         Earnings per share of common stock for the three and six month periods ended September 30, 2000 and 1999 have been calculated according to the guidelines of Statement No. 128 "Earnings per Share".

         Basic earnings per share for the three and six month periods have been computed by dividing net income or loss for each of the respective periods by the weighted average number of shares of common stock outstanding for each such period. Diluted earnings per share for the three and six month periods have been computed by dividing net income for each of the periods by the weighted average number of shares of common stock and common stock equivalents outstanding for each such period, plus the assumed exercise of stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during the respective period. Stock options and warrants have been excluded from the calculation of diluted earnings per share in any period in which they would be antidilutive.


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


(5)      Income Taxes

         The provision for income taxes for the three and six month periods ended September 30, 2000 and 1999 is based upon the Company's estimated effective tax rate for the respective years.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

                  The following discussion compares the Company's consolidated results of operations for the three and six month periods ended September 30, 2000 to the Company's consolidated results of operations for the three and six month periods ended September 30, 1999. The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

Results of Operations

         The following table presents operating data of the Company, expressed as a percentage of sales for each of the three and six month periods ended September 30, 2000 and 1999:

                                                             Three Months Ended September 30,     Six Months Ended September 30,
                                                                  2000              1999              2000               1999

Statement of Operations Data:

Sales                                                                100.0%            100.0%            100.0%             100.0%
Direct expenses                                                       69.0%             68.8%             67.8%              69.6%
Gross profit                                                          31.0%             31.2%             32.2%              30.4%
Salaries                                                              13.5%             16.9%             14.8%              16.9%
Selling, general and administrative expense                           11.8%             17.3%             12.8%              16.8%
Total operating expense                                               25.3%             34.2%             27.6%              33.7%
Operating income (loss)                                                5.7%            (3.0%)              4.6%             (3.3%)
Interest expense, net                                                  1.6%              2.0%              1.8%               2.2%
Income (loss) before provision for taxes                               4.1%            (5.0%)              2.8%             (5.5%)
Provision (benefit) for income taxes                                   1.6%            (2.0%)              1.1%             (2.2%)
Net income (loss)                                                      2.5%            (3.0%)              1.7%             (3.3%)
Other Data:
EBITDA                                                                 9.2%              1.1%              8.2%               0.7%



         The following table presents operating data of the Company, expressed as a comparative percentage of change for the three and six month periods ended September 30, 2000 compared to the three and six month periods ended September 30, 1999 and the three and six month periods ended September 30, 1999 compared to the three and six month periods ended September 30, 1998:

                                                             Three Months Ended September 30,     Six Months Ended September 30,
                                                                  2000              1999              2000               1999

Statement of Operations Data:

Sales                                                                 34.3%             (9.8%)            24.7%            (19.9%)
Direct expenses                                                       34.8%             (6.0%)            21.4%            (16.7%)
Gross profit                                                          33.3%            (17.1%)            32.3%            (26.5%)
Salaries                                                               7.2%             40.9%              8.7%             39.7%
Selling, general and administrative expense                           (8.4%)            42.3%             (5.0%)            35.8%
Total operating expense                                               (1.0%)            41.6%              2.1%             37.7%
Operating income (loss)                                              359.3%           (121.9%)           272.8%           (119.9%)
Interest expense, net                                                  8.1%             43.5%              6.1%             31.8%
Income (loss) before provision for taxes                             211.0%           (140.9%)           162.3%           (136.5%)
Provision (benefit) for income taxes                                 211.0%           (140.9%)           162.3%           (136.5%)
Net income (loss)                                                    211.0%           (141.0%)           162.3%           (136.5%)
Other Data:
EBITDA                                                             1,100.0%            (93.3%)          1100.5%            (96.5%)

                                       8

                  Sales. Sales for the quarter ended September 30, 2000 were $12,303,000, compared to sales of $9,159,000 for the quarter ended September 30, 1999, an increase of $3,144,000. Sales for the six months ended September 30, 2000 were $22,378,000, compared to sales of $17,943,000 for the six months ended September 31, 1999, an increase of $4,435,000. The increase in sales for both the quarter and six month period was primarily attributable to a greater amount of contracted sales materializing during the respective periods. At September 30, 2000, the Company's sales backlog amounted to approximately $16,077,000 compared to a sales backlog of approximately $9,160,000 at September 30, 1999.

                  Direct Expenses. Direct expenses for the quarter ended September 30, 2000 were $8,491,000, compared to $6,299,000 for the comparable prior year quarter, an increase of $2,192,000. Direct expenses for the six months ended September 30, 2000 were $15,170,000, compared to $12,495,000 for the comparable prior year six month period, an increase of $2,675,000. The increase in direct expenses for both the quarter and six month period was primarily attributable to the increase in sales for the respective periods. The respective increase in direct expenses as a percentage of sales for the quarter and decrease in direct expenses as a percentage of sales for the six month periods ended September 30, 2000 was primarily the result of varying gross profit margins comprising the aggregate mix of client projects in the respective comparable prior year quarter and six month period.

                  As a result of these changes in sales and direct expenses, gross profit for the quarter and six month periods ended September 30, 2000 increased to $3,812,000 and $7,208,000, respectively, from $2,860,000 and $5,447,000 for the prior year respective periods.

                  Operating Expenses. Operating expenses for the quarter ended September 30, 2000 decreased by $22,000 to $3,109,000 compared to $3,131,000 for the quarter ended September 30, 1999. Operating expenses for the six months ended September 30, 2000 increased by $126,000 to $6,173,000 compared to $6,047,000 for the comparable prior year six month period. The decrease in operating expenses for the quarter ended September 30, 2000 was primarily the result of a $111,000 increase in salaries and related employee payroll expenses which was offset by a $133,000 decrease in selling, general and administrative expenses. The increase in salaries and related employee payroll expenses primarily relates to supporting and maintaining an anticipated increase in the level of operations, whereas the decrease in selling, general and administrative expenses primarily relate to a lesser amount of advertising and non-reimbursable travel and entertaining expenses. The increase in operating expenses for the six months ended September 30, 2000 was primarily the result of an increase of $264,000 in salaries and related employee benefits and payroll expenses which was offset by a $138,000 decrease in selling, general and administrative expenses. The increase in salaries and related employee payroll expenses primarily relates to supporting and maintaining an anticipated increase level of operations, whereas the decrease in selling, general and administrative expenses primarily relate to a decrease in advertising expense, non-reimbursable travel and entertainment expense, and expenses related to that of being a public company.

                                       9

                  Interest Expense. Interest expense for the quarter and six month period ended September 30, 2000 increased by $15,000 and $24,000 to $198,000 and $417,000 respectively, compared to interest expense of $184,000 and $393,000 respectively for the quarter and six month period ended September 30, 1999. The increase in interest expense for the quarter and six month period ended September 30, 2000 was primarily related to the increased interest rates on the Company's bank borrowings.

                  Provision/Benefit For Income Taxes. The provision or benefit for federal, state and local income taxes as are respectively reflected for the quarter and six month periods ended September 30, 2000 and 1999 were based upon the Company's estimated effective tax rate for the respective fiscal years.

                  Net Income (Loss). As a result of the items discussed above, net income for the quarter ended September 30, 2000 was $303,000 compared to a net loss of $(273,000) for the comparable prior year quarter and net income for the six months ended September 30, 2000 was $371,000 compared to a net loss $(596,000) for the comparable prior year six month period.

                                       10


Liquidity and Capital Resources.

                  Pursuant to a loan agreement with a bank (as amended, the "Loan Agreement"), the Company has an outstanding credit facility, consisting of a term loan and a revolving credit loan with a final maturity date of July 8, 2001. At September 30, 2000, the aggregate of the Company's term and revolving credit loans amounted to $6,110,000 and the Company is prohibited further borrowings under the Loan Agreement. Further, prior to the final maturity date of the Loan Agreement, the Company is required to make monthly principal payments of $200,000 together with interest due on the aggregate of all loans outstanding under the Loan Agreement. To date, the Company has made all required payments under the Loan Agreement and management anticipates that the Company will be able to continue to make such monthly payments with cash flow from existing and future operations, although there can be no assurances in that regard. The Company is currently in discussions with other banks to provide replacement financing for the Loan Agreement and anticipates that it will be able to obtain such replacement financing prior to the final maturity date of the Loan Agreement, although there can be no assurance that the Company will be able to replace the financing in a timely manner or otherwise be able to satisfy, on an ongoing basis, the loan repayment requirements of the Loan Agreement. At September 30, 2000, with July 8, 2001 as the final maturity date of the Company's bank loans, the Company has reflected its respective notes payable bank as a current liability.

                  For the six months ended September 30, 2000, the Company's activities and the respective repayments of $1,200,000 and $300,000 of the Company's bank borrowings and subordinated notes payable were funded from existing working capital. At September 30, 2000, the Company had cash and cash equivalents totaling $2,459,000 and a working capital deficit of $5,774,000 compared to cash and cash equivalents of $1,107,000 and a working capital deficit of $1,672,000 at March 31, 2000. The decrease in working capital at September 30, 2000 compared with March 31, 2000 was primarily the result of the Company's long term bank notes of $6,110,000 being entirely classified as a current liability at September 30, 2000, as the Company's then outstanding bank loans mature and are currently required to be repaid on July 8, 2001. Stockholders' equity increased to $13,077,000 as a result of the Company's net income for the six months ended September 30, 2000. While management believes cash generated from operations will be sufficient to meet its cash requirements for the current fiscal year, to the extent that the Company is required to seek additional external financing in the form of a revised or replacement credit facility, equity or debt, there can be no assurance that the Company will be able to obtain such additional funding to satisfy its cash requirements for the current fiscal year or as will be subsequently required to pay all loans under the Loan Agreement.

                  For the six months ended September 30, 2000: (A) cash provided by operating activities amounted to $3,379,000, primarily as a result of the net aggregate of (i) net income and non-cash adjustments for depreciation and amortization, (ii) decreases in unbilled contracts in progress, accounts receivable and prepaid taxes, (ii) increases in accounts payable and deferred revenue which were offset by (iii) decreases in accrued job costs and other accrued liabilities and increases in prepaid expenses and other assets and prepaid taxes; (B) cash used in investing activities to purchase fixed assets amounted to $423,000; and (C) cash used in financing activities to repay borrowings and pay financing costs related to bank borrowings amounted to $1,604,000. As a result of the net effect of the aforementioned, the Company's cash and cash equivalents at September 30, 2000 increased by $1,352,000.


Forward-Looking Statements.

                  This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company's expectations are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 under "Risk Factors", including but not limited to "Dependence on Key Personnel," "Customers," " Unpredictable Revenue Patterns,""Competition," "Risk Associated with Acquisitions," "Expansion Risk," "Control by Executive Officers and Directors," "Outstanding Indebtedness; Security Interest," and "Shares Eligible for Future Sale." Other factors may be described from time to time in the Company's public filings with the Securities and Exchange Commission, news releases and other communications. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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

                           PART II - OTHER INFORMATION


Items 1, 2, 3 and 5.  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of Stockholders of the Company was held on September 26, 2000 at 10:00 a.m. at the Company's offices at 415 Northern Boulevard, Great Neck, New York 11021. A majority of the Company's voting shares were present at the meeting, either in person or by proxy.

     At such meeting, the stockholders elected Paul A. Amershadian, John P. Benfield, Donald A. Bernard, Herbert M. Gardner, Joseph S. Hellman, Thomas E. Lachenman and Brian Murphy to the Board of Directors. All of these individuals will serve on the Board of Directors until the next annual meeting of stockholders and until their successors are duly elected and qualified.

                  Directors                          Votes For                          Votes Withheld
                  ---------                          ---------                          --------------
                  Paul A. Amershadian                4,077,104                               29,380
                  John P. Benfield                   4,077,104                               29,380
                  Donald A. Bernard                  4,077,104                               29,380
                  Herbert M. Gardner                 4,077,104                               29,380
                  Joseph S. Hellman                  4,077,104                               29,380
                  Thomas E. Lachenman                4,077,104                               29,380
                  Brian Murphy                       4,077,104                               29,380

                                       12

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

                                                 COACTIVE MARKETING GROUP, INC.



Dated: November 10, 2000    By:          /s/ John P. Benfield
                            ---------------------------------------------------
                                                John P. Benfield, President
                                               (Principal Executive Officer)
                                                and Director



Dated: November 10, 2000    By:          /s/ Donald A. Bernard
                               ------------------------------------------------
                                        Donald A. Bernard, Executive Vice
                                        President and Chief Financial Officer
                                       (Principal Accounting and Financial
                                        Officer) and Director