Form 10-Q
period 2000-12-31
COACTIVE MARKETING GROUP INC
filed 2001-02-14
CIK 886475

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                         Commission file number 0-20394

                         COACTIVE MARKETING GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                               06-1340408
         -------------------------------               ----------------
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)             Identification Number)

               415 Northern Boulevard
                Great Neck, New York                            11021
      ----------------------------------------                ----------
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

                  Yes [X]   No [ ]

On February 14, 2001, 5,022,231 shares of the Registrant's Common Stock, par value $.001 a share, were outstanding.

================================================================================

================================================================================

                                      INDEX

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                            PAGE
PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements of CoActive Marketing Group, Inc. and Subsidiaries (Unaudited)

            Consolidated Balance Sheets - December 31, 2000 and
            March 31, 2000                                                    3

            Consolidated Statements of Operations - Three month and
            nine month periods ended December 31, 2000 and
            December 31, 1999                                                 4

            Consolidated Statement of Stockholders' Equity - Nine
            month period ended December 31, 2000                              5

            Consolidated Statements of Cash Flows - Nine month periods
            ended December 31, 2000 and December 31, 1999                     6

            Notes to Unaudited Consolidated Financial Statements              7


ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                8


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk          11


PART II - OTHER INFORMATION                                                  12

ITEMS 1, 2, 3, 4 AND 5.    Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.  None

         (b) Reports on Form 8-K.   None

SIGNATURES                                                                   13

                         PART I - FINANCIAL INFORMATION

                         COACTIVE MARKETING GROUP, INC.
                           Consolidated Balance Sheets
                      December 31, 2000 and March 31, 2000


                                                                         December 31,   March 31,
                                                                            2000          2000*
                                                                         -----------   -----------
                                                                         (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                            $   803,048   $ 1,106,823
    Accounts receivable                                                   11,086,576     9,420,042
    Unbilled contracts in progress                                         3,395,297     4,164,550
    Prepaid taxes                                                             24,759       256,088
    Prepaid expenses and other current assets                              1,176,577       711,111
                                                                         -----------   -----------
    Total current assets                                                  16,486,257    15,658,614
                                                                         -----------   -----------

Furniture, fixtures and equipment                                          3,054,216     2,479,868
Less accumulated depreciation                                              1,346,442       928,998
                                                                         -----------   -----------
                                                                           1,707,774     1,550,870
                                                                         -----------   -----------

Notes receivable from officer                                                225,000       225,000
Goodwill, net                                                             17,793,714    18,527,928
Deferred financing costs, net                                                121,913       122,767
Other assets                                                                 243,960       111,431
                                                                         -----------   -----------
    Total assets                                                         $36,578,618   $36,196,610
                                                                         ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                     $ 4,832,689   $ 2,451,104
    Deferred revenue                                                       3,225,510     2,901,919
    Accrued job costs                                                      6,605,461     7,766,087
    Accrued compensation                                                     154,098       112,538
    Other accrued liabilities                                                708,050       771,355
    Accrued taxes payable                                                    222,108         2,279
    Notes payable bank - current                                           5,510,000     2,400,000
    Subordinated notes payable - current                                     625,000       925,000
                                                                         -----------   -----------
    Total current liabilities                                             21,882,916    17,330,282

Notes payable bank - long term                                                    --     4,910,000
Subordinated notes payable - long term                                     1,250,000     1,250,000
                                                                         -----------   -----------
            Total liabilities                                             23,132,916    23,490,282
                                                                         -----------   -----------

Stockholders' equity:
    Class A convertible preferred stock, par value                                --            --
         $.001; authorized 650,000 shares; none issued and outstanding
    Class B convertible preferred stock, par value                                --            --
         $.001; authorized 700,000 shares; none issued and outstanding
    Preferred stock, undesignated; authorized                                     --            --
          3,650,000 shares; none issued and outstanding
    Common stock, par value $.001; authorized
          25,000,000 shares; issued and outstanding 5,022,231 shares
          at December 31, 2000 and 5,015,981 at March 31, 2000                 5,022         5,016
    Additional paid-in capital                                             6,707,074     6,699,880
    Retained earnings                                                      6,733,606     6,001,432
                                                                         -----------   -----------
    Total stockholders' equity                                            13,445,702    12,706,328
                                                                         -----------   -----------
    Total liabilities and stockholders' equity                           $36,578,618   $36,196,610
                                                                         ===========   ===========

* The consolidated balance sheet as of March 31, 2000 has been summarized from the Company's audited balance sheet as of that date. See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Operations
           Three Month and Nine Month Periods Ended December 31, 2000
                              and December 31, 1999
                                   (Unaudited)

                                                   Three Months Ended             Nine Months Ended
                                                       December 31,                  December 31,
                                              ---------------------------   ---------------------------
                                                  2000           1999           2000           1999
                                              ------------   ------------   ------------   ------------
Sales                                         $ 13,218,034   $ 12,044,635   $ 35,596,316   $ 29,987,375
Direct expenses                                  9,354,775      8,981,577     24,524,746     21,476,853
                                              ------------   ------------   ------------   ------------

      Gross profit                               3,863,259      3,063,058     11,071,570      8,510,522
                                              ------------   ------------   ------------   ------------

Salaries                                         1,460,311      1,282,021      4,757,537      4,294,884
Selling, general and administrative expense      1,608,372      1,449,113      4,483,929      4,483,073
                                              ------------   ------------   ------------   ------------

      Total operating expenses                   3,068,683      2,731,134      9,241,466      8,777,957
                                              ------------   ------------   ------------   ------------

Operating income (loss)                            794,576        331,924      1,830,104       (267,435)

Interest expense, net                              192,518        234,767        609,810        628,209
                                              ------------   ------------   ------------   ------------

Income (loss) before income taxes                  602,058         97,157      1,220,294       (895,644)
Provision (benefit) for income taxes               240,828         38,864        488,120       (358,257)
                                              ------------   ------------   ------------   ------------

Net income (loss)                             $    361,230   $     58,293   $    732,174   $   (537,387)
                                              ============   ============   ============   ============

Net income (loss) per common and common
  Equivalent share:

   Basic                                      $        .07   $        .01   $        .15   $       (.12)
                                              ============   ============   ============   ============

   Diluted                                    $        .07   $        .01   $        .13   $       (.12)
                                              ============   ============   ============   ============

Weighted average number of common and
  common equivalent shares outstanding:

   Basic                                         5,020,329      4,515,356      5,017,441      4,514,633
                                              ============   ============   ============   ============

   Diluted                                       5,310,234      5,056,732      5,457,425      4,514,633
                                              ============   ============   ============   ============

Reconciliation of weighted average shares used for basic and diluted computation is as follows:

Weighted average shares - Basic                  5,020,329      4,515,356      5,017,441      4,514,633

Dilutive effect of options and warrants            289,905        541,376        439,984             --
                                              ------------   ------------   ------------   ------------

Weighted average shares - Diluted                5,310,234      5,056,732      5,457,425      4,514,633
                                              ============   ============   ============   ============


See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                       Nine Months Ended December 31, 2000
                                   (Unaudited)


                                   Common Stock
                                  par value $.001        Additional                     Total
                             -------------------------     Paid-in      Retained     Stockholders'
                                Shares       Amount        Capital      Earnings        Equity
                             -----------   -----------   -----------   -----------   -----------
Balance, March 31, 2000        5,015,981   $     5,016   $ 6,699,880   $ 6,001,432   $12,706,328

Exercise of options                6,250             6         7,194            --         7,200

Net income                            --            --            --       732,174       732,174
                             -----------   -----------   -----------   -----------   -----------

Balance, December 31, 2000     5,022,231   $     5,022   $ 6,707,074   $ 6,733,606   $13,445,702
                             ===========   ===========   ===========   ===========   ===========

See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                                              2000           1999
                                                                          -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                                     $   732,174    $  (537,387)
    Adjustments to reconcile net income (loss) to net cash provided by:
        Operating activities:
        Depreciation and amortization                                       1,271,587      1,105,816
        Changes in operating assets and liabilities:
           Increase in accounts receivable                                 (1,666,534)      (857,214)
           Decrease in unbilled contracts in progress                         769,253      6,153,145
           Increase in prepaid expenses and other assets                     (597,995)      (486,434)
           Decrease in prepaid taxes                                          231,329        298,323
           Increase (decrease) in accounts payable                          2,381,585       (926,776)
           Increase in deferred revenue                                       323,591        820,137
           Decrease in accrued job costs                                   (1,160,626)    (2,546,482)
           Decrease in other accrued liabilities                              (63,305)      (488,686)
           Increase in accrued taxes payable                                  219,829             --
           Increase (decrease) in accrued compensation                         41,560       (163,374)
                                                                          -----------    -----------

           Net cash provided by operating activities                        2,482,448      2,371,068
                                                                          -----------    -----------

Cash flows from investing activities:
    Purchases of fixed assets                                                (574,348)      (534,724)
                                                                          -----------    -----------

           Net cash used in investing activities                             (574,348)      (534,724)
                                                                          -----------    -----------

Cash flows from financing activities:
    Repayments of borrowings                                               (2,100,000)    (1,340,000)
    Financing costs                                                          (119,075)            --
    Proceeds from exercise of stock options                                     7,200          2,175
                                                                          -----------    -----------

           Net cash used in financing activities                           (2,211,875)    (1,337,825)
                                                                          -----------    -----------

           Net increase (decrease) in cash and cash equivalents              (303,775)       498,519

Cash and cash equivalents at beginning of period                            1,106,823      2,687,575
                                                                          -----------    -----------
Cash and cash equivalents at end of period                                $   803,048    $ 3,186,094
                                                                          ===========    ===========

Supplemental disclosure:
    Interest paid during the period                                       $   780,805    $   716,240
                                                                          ===========    ===========
    Income tax paid during the period                                     $    54,259    $   130,256
                                                                          ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

            Notes to the Unaudited Consolidated Financial Statements

                           December 31, 2000 and 1999



(1)      BASIS OF PRESENTATION

         The interim financial statements of CoActive Marketing Group, Inc. (the "Company") for the three and nine month periods ended December 31, 2000 and 1999 have been prepared without audit. In the opinion of management, such financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three and nine month periods ended December 31, 2000 are not necessarily indicative of the results for a full year.

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


(2)      EARNINGS PER SHARE

         Earnings per share of common stock for the three and nine month periods ended December 31, 2000 and 1999 have been calculated according to the guidelines of Statement No. 128 "Earnings per Share".

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

(5)      NOTES PAYABLE, BANK

         At December 31, 2000, the Company was not in compliance with the maximum senior debt leverage ratio and fixed charge coverage ratio financial covenants of its loan agreement. On February 14, 2001, the Company received a waiver from the bank of such non-compliance.


(6)      INCOME TAXES

         The provision for income taxes for the three and nine month periods ended December 31, 2000 and 1999 is based upon the Company's estimated effective tax rate for the respective years.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  The following discussion compares the Company's consolidated results of operations for the three and nine month periods ended December 31, 2000 to the Company's consolidated results of operations for the three and nine month periods ended December 31, 1999. The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

RESULTS OF OPERATIONS

         The following table presents operating data of the Company, expressed as a percentage of sales for each of the three and nine month periods ended December 31, 2000 and 1999:

                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     DECEMBER 31,            DECEMBER 31,
                                                --------------------    --------------------
                                                  2000        1999        2000        1999
                                                --------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:
Sales                                            100.0%      100.0%      100.0%      100.0%
Direct expenses                                   70.8%       74.6%       68.9%       71.6%
Gross profit                                      29.2%       25.4%       31.1%       28.4%
Salaries                                          11.0%       10.7%       13.4%       14.4%
Selling, general and administrative expense       12.2%       12.0%       12.6%       14.9%
Total operating expense                           23.2%       22.7%       26.0%       29.3%
Operating income (loss)                            6.0%        2.7%        5.1%      (0.9%)
Interest expense, net                              1.5%        1.9%        1.7%        2.1%
Income (loss) before provision for taxes           4.6%        0.8%        3.4%      (3.0%)
Provision (benefit) for income taxes               1.8%        0.3%        1.4%      (1.2%)
Net income (loss)                                  2.7%        0.5%        2.1%      (1.8%)
OTHER DATA:
EBITDA                                             9.2%        5.9%        8.7%        2.8%

         The following table presents operating data of the Company, expressed as a comparative percentage of change for the three and nine month periods ended December 31, 2000 compared to the three and nine month periods ended December 31, 1999 and the three and nine month periods ended December 31, 1999 compared to the three and nine month periods ended December 31, 1998:


                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     DECEMBER 31,            DECEMBER 31,
                                                --------------------    --------------------
                                                  2000        1999        2000        1999
                                                --------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:
Sales                                              9.7%        6.3%       18.7%       (11.1%)
Direct expenses                                    4.2%       16.8%       14.2%        (5.3%)
Gross profit                                      26.1%      (16.0%)      30.1%       (23.0%)
Salaries                                          13.9%       27.9%       10.8%        35.3%
Selling, general and administrative expense       11.0%       33.8%        0.0%        35.8%
Total operating expense                           12.4%       31.0%        5.3%        35.6%
Operating income (loss)                          139.4%      (78.8%)     784.3%      (105.8%)
Interest expense, net                            (18.0%)      41.4%       (2.9%)       35.2%
Income (loss) before provision for taxes         519.7%      (93.0%)       n/a       (121.8%)
Provision (benefit) for income taxes             519.7%      (93.0%)       n/a       (121.8%)
Net income (loss)                                519.7%      (93.1%)       n/a       (121.8%)
OTHER DATA:
EBITDA                                            71.4%      (61.4%)     272.4%       (84.5%)


                  SALES. Sales for the quarter ended December 31, 2000 were $13,218,000 compared to sales of $12,045,000 for the quarter ended December 31, 1999, an increase of $1,173,000. Sales for the nine months ended December 31, 2000 were $35,596,000, compared to sales of $29,987,000 for the nine months ended December 31, 1999, an increase of $5,609,000. The increase in sales for both the quarter and nine month periods were primarily attributable to a greater amount of contracted sales materializing during the respective periods. At December 31, 2000, the Company's sales backlog amounted to approximately $24,646,000 compared to a sales backlog of approximately $18,355,000 at December 31, 1999.

                  DIRECT EXPENSES. Direct expenses for the quarter ended December 31, 2000 were $9,355,000, compared to $8,982,000 for the comparable prior year quarter, an increase of $373,000. Direct expenses for the nine months ended December 31, 2000 were $24,525,000, compared to $21,477,000 for the comparable prior year nine month period, an increase of $3,048,000. The increase in direct expenses for both the quarter and nine month periods were primarily attributable to the increase in sales for the respective periods. The decrease in direct expenses as a percentage of sales for both the quarter and nine month periods ended December 31, 2000 were primarily the result of greater gross profit margins comprising the aggregate mix of client projects in the current year's quarter and nine month period compared with the project mix of the respective comparable prior year quarter and nine month periods.

                  As a result of these changes in sales and direct expenses, gross profit for the quarter and nine month periods ended December 31, 2000 increased to $3,863,000 and $11,072,000, respectively, from $3,063,000 and $8,511,000 for the prior year respective periods.

                  OPERATING EXPENSES. Operating expenses for the quarter ended December 31, 2000 increased by $338,000 to $3,069,000 compared to $2,731,000 for the quarter ended December 31, 1999. Operating expenses for the nine months ended December 31, 2000 increased by $463,000 to $9,241,000 compared to $8,778,000 for the comparable prior year nine month period.

                  The increase in operating expenses for the quarter ended December 31, 2000 was primarily the result of an increase of $178,000 in salaries and related employee payroll expenses and an increase of $160,000 in selling, general and administrative expenses. The increase in both salaries and related employee payroll expenses and selling, general and administrative expenses primarily relate to an increase in personnel and added expenses in supporting and maintaining an anticipated increase in the level of operations.

                  The increase in operating expenses for the nine months ended December 31, 2000 was primarily the result of an increase of $463,000 in salaries and related employee benefits and payroll expenses. The increase in salaries and related employee payroll expenses was primarily related to an increase in personnel and added expenses in supporting and maintaining an anticipated increase level of operations.

                  INTEREST EXPENSE. Interest expense for the quarter and nine month period ended December 31, 2000 decreased by $42,000 and $18,000 to $193,000 and $610,000 respectively, compared to interest expense of $235,000 and $628,000 respectively for the quarter and nine month period ended December 31, 1999. The decrease in interest expense for the quarter and nine month period ended December 31, 2000 was primarily related to the decrease in the Company's bank borrowings.

                  PROVISION/BENEFIT FOR INCOME TAXES. The provision or benefit for federal, state and local income taxes as are respectively reflected for the quarter and nine month periods ended December 31, 2000 and 1999 were based upon the Company's estimated effective tax rate for the respective fiscal years.

                  NET INCOME (LOSS). As a result of the items discussed above, net income for the quarter ended December 31, 2000 was $361,000 compared to a net income of $58,000 for the comparable prior year quarter and net income for the nine months ended December 31, 2000 was $732,000 compared to a net loss of $(537,000) for the comparable prior year nine month period.


LIQUIDITY AND CAPITAL RESOURCES.

                  Pursuant to a loan agreement with a bank (as amended, the "Loan Agreement"), the Company has an outstanding credit facility, consisting of a term loan and a revolving credit loan with a final maturity date of July 8, 2001. At December 31, 2000, the aggregate of the Company's term and revolving credit loans amounted to $5,510,000 and the Company is prohibited further borrowings under the Loan Agreement. Further, prior to the final maturity date of the Loan Agreement, the Company is required to make monthly principal payments of $200,000 together with interest due on the aggregate of all loans outstanding under the Loan Agreement. To date, the Company has made all required payments under the Loan Agreement and management anticipates that the Company will be able to continue to make such monthly payments with cash flow from existing and future operations, although there can be no assurances in that regard. At December 31, 2000, the Company was not in compliance with the maximum senior debt leverage ratio and fixed charge coverage ratio financial covenants of the Loan Agreement. On February 14, 2001, the Company received a waiver from the bank of such non-compliance. The Company is currently in discussions with other banks to provide replacement financing for the Loan Agreement and anticipates that it will be able to obtain such replacement financing prior to the final maturity date of the Loan Agreement, although there can be no assurance that the Company will be able to replace the financing in a timely manner or otherwise be able to satisfy, on an ongoing basis, the loan repayment requirements of the Loan Agreement. At December 31, 2000, with July 8, 2001 as the final maturity date of the Company's bank loans, the Company has reflected its respective notes payable bank as a current liability.

                  For the nine months ended December 31, 2000, the Company's activities and the respective repayments of $1,800,000 and $300,000 of the Company's bank borrowings and subordinated notes payable were funded from existing working capital. At December 31, 2000, the Company had cash and cash equivalents totaling $803,000 and a working capital deficit of $5,397,000 compared to cash and cash equivalents of $1,107,000 and a working capital deficit of $1,672,000 at March 31, 2000. The decrease in working capital at December 31, 2000 compared with March 31, 2000 was primarily the result of the Company's long term bank notes of $5,510,000 being entirely classified as a current liability at December 31, 2000, as the Company's then outstanding bank loans mature and are currently required to be repaid on July 8, 2001. Stockholders' equity increased to $13,446,000 primarily as a result of the

Company's net income for the nine months ended December 31, 2000. While management believes cash generated from operations will be sufficient to meet its cash requirements for the current fiscal year, to the extent that the Company is required to seek additional external financing in the form of a revised or replacement credit facility, equity or debt, there can be no assurance that the Company will be able to obtain such additional funding to satisfy its cash requirements for the current fiscal year or as will be subsequently required to pay all loans under the Loan Agreement.

                  For the nine months ended December 31, 2000: (A) cash provided by operating activities amounted to $2,482,000, primarily as a result of the net aggregate of (i) net income and non-cash adjustments for depreciation and amortization, (ii) decreases in unbilled contracts in progress and prepaid taxes, (iii) increases in accounts payable, accrued compensation, deferred revenue and accrued taxes payable which were offset by (iv) increases in accounts receivable and prepaid expenses and other assets and (v) decreases in accrued job costs and other accrued liabilities, (B) cash used in investing activities to purchase fixed assets amounted to $574,000; and (C) cash used in financing activities to repay borrowings and pay financing costs related to bank borrowings, net of $7,000 proceeds received from the exercise of stock options, amounted to $2,212,000. As a result of the net effect of the aforementioned, the Company's cash and cash equivalents at December 31, 2000 decreased by $304,000.


FORWARD-LOOKING STATEMENTS.

                  This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company's expectations are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 under "Risk Factors", including but not limited to "Dependence on Key Personnel," "Customers," " Unpredictable Revenue Patterns," "Competition," "Risk Associated with Acquisitions," "Expansion Risk," "Control by Executive Officers and Directors," "Outstanding Indebtedness; Security Interest," and "Shares Eligible for Future Sale." Other factors may be described from time to time in the Company's public filings with the Securities and Exchange Commission, news releases and other communications. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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


ITEMS 1, 2, 3, 4 AND 5.  NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.  None

         (b) Reports on Form 8-K.  None

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COACTIVE MARKETING GROUP, INC.



Dated: February 14, 2001               By: /s/ JOHN P. BENFIELD
                                           -----------------------------------
                                           John P. Benfield, President
                                           (Principal Executive Officer)
                                           and Director



Dated: February 14, 2001               By: /s/ DONALD A. BERNARD
                                           -----------------------------------
                                           Donald A. Bernard, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Accounting and Financial
                                           Officer) and Director