Form 10-K
period 2001-03-31
COACTIVE MARKETING GROUP INC
filed 2001-07-13
CIK 886475

================================================================================
================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended March 31, 2001

              OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from              to
                               ------------    ---------------

                         Commission file number 0-20394

                         COACTIVE MARKETING GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                    06-1340408
      -------------------------------                     ----------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

  415 Northern Boulevard, Great Neck, New York                 11021
  --------------------------------------------               ----------
    (Address of principal executive offices)                 (Zip Code)


         Registrant's telephone number, including area code: (516) 622-2800

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 29, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $7,532,456.

As of June 29, 2001, 5,022,231 shares of Common Stock, $.001 par value, were outstanding.

                       Documents Incorporated by Reference

        Document                            Part of 10-K into which incorporated
        --------                            ------------------------------------

Definitive Proxy Statement relating                     Part III
to Registrant's 2001 Annual
Meeting of Stockholders


================================================================================
================================================================================

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


Item 1.  Business.
-------  --------

General Introduction

                  CoActive Marketing Group, Inc. ("CoActive"), through its wholly-owned subsidiaries, Inmark Services, Inc. ("Inmark"), Optimum Group, Inc. ("Optimum"), and U.S. Concepts, Inc. ("U.S. Concepts"), together the "Company", is a full service marketing, sales promotion and interactive new media services and e-commerce provider organization which designs, develops and implements turnkey customized national, regional and local consumer and trade promotion programs principally for Fortune 500 consumer product companies. The Company's programs are designed to enhance the value of its clients' budgeted expenditures and achieve, in an objectively measurable way, its clients' specific marketing and promotional objectives. In the industry, the Company's programs are commonly referred to as "account specific" and/or "co-marketing", as they may target the participation and cooperation of a specific retail chain or groups of retailers or other sources of distribution to attain results in the form of increased in-store product displays, related consumer purchases and enhanced product brand name recognition.

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

                  The Company began to engage in its current operations on September 29, 1995 upon consummation of a merger transaction (the "Merger") as a result of which Inmark, a New York corporation, became a wholly-owned subsidiary of CoActive and the management of Inmark became the executive management of the Company. Previously, CoActive had been engaged in unrelated activities which were discontinued in June 1993.

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

                  On December 29, 1998, U.S. Concepts, a Delaware corporation and wholly-owned subsidiary of the Company acquired the business conducted by U.S. Concepts, Inc., a New York corporation now known as Murphy Liquidating Corporation (the "U.S. Concepts Acquisition"). The purchase price for the U.S. Concepts Acquisition was $1,660,000, consisting of $1,410,000 in cash (including expenses) and 30,000 newly issued shares of CoActive Common Stock valued at $250,000. In the event that U.S. Concepts achieves specified pre-tax earnings during the two year period ending December 31, 2000 and cumulatively during the four-year period ending December 31, 2002, additional installments of purchase price totaling up to $2,500,000 may be payable and will be reflected as a purchase price adjustment as an addition to goodwill. At the option of the recipient, 50% of such installments may be paid in shares of CoActive Common Stock. During the year ended March 31, 2001, the Company paid an additional purchase price installment totaling $500,000 based upon pre-tax earnings during the two year period ending December 31, 2000. The payment has been reflected as additional goodwill on the consolidated balance sheet.

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

                  Effective March 1, 2000, the Company entered into a twelve-month Retainer and Option Agreement, with Garcia Baldwin, Inc., a Texas corporation which is a minority owned, predominantly Hispanic, ethnically oriented promotion agency headquartered in San Antonio, Texas, doing business as MarketVision ("MarketVision"). The Retainer and Option Agreement (i) established a strategic alliance with respect to the cooperative marketing and support of services; (ii) provided for a monthly retainer payment by the Company to MarketVision and (iii) granted the Company an option, during the term of the agreement, to acquire a 49% ownership interest in MarketVision for a fixed amount reduced by one-half of the retainer payments. On February 27, 2001, the Company exercised its option and acquired 49% of the shares of capital stock of MarketVision for a purchase price of $300,000 and issued 35,000 stock options with a fair value of $25,630 to purchase shares of CoActive common stock using the Black-Scholes option pricing model. In connection with the transaction, the Company extended a credit line in the amount of $200,000 to MarketVision. There were no borrowings on the credit line at March 31, 2001. The MarketVision acquisition has been accounted for as an equity investment whereby (i) the excess of the purchase price of $129,658 over the Company's percentage ownership of the stockholders' equity of MarketVision has been included in investment in MarketVision on the accompanying consolidated balance sheets and will be amortized on a straight-line basis over a twenty-five year period and (ii) the Company's investment is accounted for on the equity method of accounting to reflect the Company's 49% interest in and effect in the operations of MarketVision.

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

                  Pursuant to certain agreements (the "ComedyLab Agreements") dated as of January 24, 2001, U.S. Concepts became entitled to receive approximately 33% of the shares of common stock of ComedyLab Productions, Inc., a New York corporation ("ComedyLab"). ComedyLab was organized by certain former employees of iCast Corporation and iCast Comedy Corporation (collectively "iCast"), including a director of the Company who is also the chief executive officer of both ComedyLab and U.S. Concepts (the "ComedyLab CEO"), to continue business previously conducted by iCast. The ComedyLab business consists of owning and operating a Web site which provides comedy related programming and content from which advertising and other revenue may be realized. Pursuant to the ComedyLab Agreements, among other things, (i) ComedyLab acquired certain assets and assumed limited obligations of iCast in exchange for 5% of the issued and outstanding shares of capital stock of ComedyLab, (ii) U.S. Concepts agreed to provide certain services and support to ComedyLab for which it is entitled to be compensated, and (iii) U.S. Concepts became entitled to receive all equity in ComedyLab that would have otherwise been issued to the ComedyLab CEO. The assets acquired by ComedyLab from iCast included event sponsorship agreements, related receivables and assets (including intellectual properties of iCast), which relate to certain events which U.S. Concepts had been retained to manage and execute. The obligations assumed by ComedyLab were limited to the performance obligations under the acquired sponsorship agreements.

                  During fiscal 2001, the Company advanced ComedyLab approximately $267,000. The Company also recorded its share of losses from equity investment totaling $88,966 which has been recorded as a reduction of amounts advanced. The net receivable totaling $178,034 has been recorded as due from affiliate on the accompanying consolidated balance sheet. Subsequent to March 31, 2001, the ComedyLab CEO executed a secured promissory note in favor of U.S. Concepts pursuant to which he is obligated to reimburse U.S. Concepts for amounts advanced by U.S. Concepts to ComedyLab to fund its operating expenses and the further development of its business.

                  On May 17, 2001, the Company entered into a credit agreement with a bank (the "Credit Agreement") pursuant to which the Company obtained a $4,000,000 three-year term loan ("the "New Term Loan") and a $2,000,000 revolving loan credit facility (the "New Revolving Loan ", and together with the New Term Loan, the "New Loans"). Contemporaneously with the closing of the Credit Agreement, the Company borrowed $4,000,000 under the New Term Loan and $1,000,000 under the New Revolving Loan. $4,510,000 of the proceeds of the New Loans was used to repay in full the Company's indebtedness under the Term Loan and Revolving Loan Facility, and the remaining proceeds were used to increase the Company's working capital. See "Risk Factors-Outstanding Indebtedness; Security Interest" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                  The Company's customized and creative marketing, sales promotion, interactive new media and e-commerce services generally include:

o strategic planning, market research and analysis, product positioning, selling strategy and process, and direct marketing services which assist clients in identifying, defining and achieving specific objectives;

o advising clients on the deployment of budgeted amounts to maximize value and meet objectives;

o concept development, graphic design, conventional and computer illustration, copy writing, 3-D graphics and animation, layout and production, photography and video services which develop the concept and subsequently create the consumer and trade promotional program;

o implementing turnkey training and incentive programs, including providing documentation, program manuals and artwork, training a client's marketing and sales staffs, buying media and merchandise, designing in-store displays, commercial editing, coordination and trafficking of media and total program administration;

o multimedia electronic sales tools and presentations, interactive computer based sales training, Internet Web site designing, hosting and e-commerce software for business to consumer and business to business activities;

o providing on-site and in-store personnel to conduct and coordinate sampling and demonstration activities, specifically created promotional entertainment and other special events and activities; and

o promotional and marketing campaigns geared specifically to ethnic groups targeted by the Company's clients.

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

                  Industry Background. The industry is comprised of hundreds of large and small companies, including affiliates of advertising agencies, many of which tend to specialize in providing clients with one or more of a wide array of Trade (a specific retail chain, group or groups of retailers or other channels of distribution) and or consumer oriented promotional services and products. Although promotional services may in certain circumstances duplicate, overlap or relate to traditional advertising services, advertising agencies over the years have considered these services as distinct auxiliary marketing services. Consumer product manufacturers and service provider companies typically employ two separate but related marketing programs to sell their products. Initially, a general advertising campaign would be launched by an advertising agency engaged to create an image for the product and to communicate the image to the consumer. The campaign typically employs television, radio, print media, the Internet and other forms of communication designed to generate brand recognition and product awareness among consumers. Subsequently, a promotional advertising program would be launched by a marketing services promotion agency, on either a local, regional or national level, which aims to induce the Trade to order and display the client's product while also inducing and targeting the consumer to purchase the product and further brand name recognition. While promotional programs also typically include the same communication media as an advertising campaign and may employ or integrate portions of the image created through a general advertising campaign, promotional programs are typically more focused and directed to a point of purchase utilizing techniques such as couponing, sampling, incentives for both retailers and consumers, events, entertainment, merchandising and licensing among others. The basic distinction between the services of promotion companies and those of advertising agencies is that advertising agency services are used to create a positive image for a client's product and communicate that image to consumers for continued product recognition and awareness, while promotion company services, such as those provided by the Company, are used to motivate consumers to take immediate positive action while further increasing product recognition.

                  Promo Magazine's 2001 Annual Report on the Promotion Industry reported that "the industry posted another solid year of growth in 2000, as spending on promotion marketing rose 8.1% to break the $100 billion plateau for the first time at $100.98 billion". Although the promotion industry's recession-proof nature may be tested in 2001, continued growth is anticipated as marketers are trending to employ more sophisticated, efficient and cost effective consumer motivational marketing strategies provided by promotional activities. Such strategies which include, among others, entertainment sponsorships and event marketing have moved the industry away from the price reducing tactics that in the past has kept it flourishing during times of economic uncertainty.

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

                  The Company's Programs. The Company, as a fully integrated marketing, sales promotion, interactive new media and e-commerce service provider, believes that it is well-positioned to meet the increasing demands of consumer product manufacturers by offering a wide range of customized, rather than "off the shelf", promotional programs. These programs provide turnkey implementation and utilize creative development tools, sales support, relationships with media outlets, the Internet and other forms of visual communications, promotional products and activities, and administrative services. The Company's services are supported with an innovative management information system to gather, monitor, track and report the implementation status of each program. The Company's ability to capture data regarding sales activity and Trade acceptance of a particular program on a real time basis enables the Company and its clients to continually monitor and adjust the program to maximize its effectiveness. The Company's promotional program may promote a client's products on a uniform basis nationwide or may be tailored for a particular regional or local market for a specific product. A program, localized for specific markets or products, can be coordinated with respect to both timing and expenditure, to run simultaneously with individual and customized programs nationwide.

                  The Company's promotional campaign strategies are typically implemented with the use of one or more of the following promotional products:

                  o Promotional Radio - Broadcast time purchased for the Company's clients for their own use for traditional concept, image and brand recognition advertising and provided on behalf of such clients to the Trade as an incentive for "Trade participation". Trade participation for a client often takes the form of tangible merchandising performance such as additional display of a client's products within the Trade's stores, an increase in the product inventory throughout the Trade's chain, a Trade's coupon circular or solo-mailers referencing and promoting the client's product. The Trade may also permit product sampling within one or more stores in the chain. The value of broadcast time made available to the Trade for its own discretionary use is a significant inducement for Trade participation and support of a promotional program because it provides to the Trade media which the Trade would otherwise have to purchase.

                  o Promotional Television - Broadcast time purchased for the Company's clients for their own use to achieve objectives similar to those of promotional radio, and to create an incentive for Trade participation. The Company also adds advertising value by editing clients' television commercials to include a specific Trade customer's name, logo and other Trade specific information, providing an incentive similar to promotional radio for Trade participation in the promotional program.

                  o Dealer Loaders - Awards, of various types and value, consisting of merchandise, travel, entertainment and or other services, offered to the Trade in return for providing specific in-store merchandising on behalf of a client's product.

                  o Special Events/Entertainment - Fully turnkey custom designed and produced event and entertainment marketing programs in support of client brand needs. These programs consist of creating, organizing, implementing and/or participating in tours, concerts, comedy and music events, competitions, fairs, festivals and college marketing events and, as required, include talent negotiations/sponsorships, TV production and public relations.

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

                  o Interactive New Media - Use of the Internet and other forms of interactive visual communication designed to augment traditional media and reach audiences that prefer a more active media. The Company's interactive new media services include Internet Web site design, development, hosting, support, e-commerce software for business to consumer and business to business activities, providing reliable, high-speed access and maintenance through the Company's own dedicated communication lines, computer based training and electronic sales tools.

                  o Creative Services - A full range of services which include concept development, graphic layout/design and production, copywriting, digital imaging/retouching/film separation, illustration, animation, photography and video.

                  Marketing Strategy. The Company's marketing strategy is to offer its clients creative promotional programs intended to produce objectively measurable results while removing from clients the significant burden of administrative and logistical details associated with such programs. This strategy has focused, and in the future will continue to focus, on clients in the packaged goods industry, where ample opportunities continue to exist. However, the Company also has broadened its strategy by offering its trade and consumer promotion products to clients in other industries which the Company believes can benefit from a comprehensive customized program on a turnkey implementation basis.

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

                  The Company's services are marketed directly by the Company's sales force consisting of forty-one salespersons operating out of fully staffed and/or sales offices located in Great Neck and New York, New York; Cincinnati, Ohio; Chicago and Barrington, Illinois; Birmingham, Alabama; Los Angeles, Irvine and San Francisco, California and Framingham, Massachusetts.

                  Customers. The Company's principal clients are packaged goods and other consumer products manufacturers, generally among the Fortune 500, which are actively engaged in promoting their products both to the Trade and to consumers. The Company's clients include, among others, Colgate-Palmolive Company, General Mills, Inc., The Procter & Gamble Company, Nabisco Foods, Hillshire Farm & Kahn's, Inc., Starkist Seafood Company, Hewlett-Packard Company, Schieffelin & Somerset Co., Adams Golf Company, Ethicon Endo-Surgery, Inc., Dairy Mart Convenience Stores, Inc., Rubbermaid Home Products, The Scotts Company, Brown-Forman Beverage Worldwide, Denny's, Valvoline, XM Radio, Mrs. Smith's Bakeries, Inc., Heinz North America, Old Navy, Inc., The Grand Group, Novartis Consumer Health Inc., College Television Network, Fresh Express, Inc., Barbara's Bakery and The Gambrinus Company. For the fiscal years ended March 31, 2001 and 2000 the Company had one client, Schieffelin & Somerset Co., which accounted for approximately 19% and 19.9%, respectively, of its revenues. During the year ended March 31, 1999, the Company had another client which, before and after giving effect to the U.S. Concepts Acquisition, accounted for approximately 11.6% and 21.2%, respectively, of its revenues. At March 2001 and 2000, the Company had one client, Schieffelin & Somerset Co., which accounted for 11% and 25%, respectively, of accounts receivable. To the extent that the Company continues to have a heavily weighted sales concentration with one or more clients, the loss of any such client could have a material adverse affect on the earnings of the Company. Unlike traditional general advertising firms, which are engaged as agents of record on behalf of consumer products manufacturers, promotional companies, including the Company, typically are engaged on a product-by-product, or project-by-project basis. However, the relationship of the Company and its predecessors with certain of its clients has continued for in excess of 20 years.

                  Competition. The market for promotional services is highly competitive, with hundreds of companies claiming to provide various services in the promotion industry. In general, the Company's competition is derived from two basic groups (which market their services to consumer products manufacturers): (a) other full service promotion agencies and (b) companies which specialize in one specific aspect or niche of a general promotional program. Other full service promotion agencies may be a part of or affiliated with larger general advertising agencies which have greater financial and marketing resources available than the Company. These competitors include Imperic (which is affiliated with Young & Rubicam), J. Brown/LMC (which is affiliated with Grey Advertising), and Market Drive Worldwide (which is a division of True North Communications). Niche competitors include Don Jagoda, Inc., which specializes in sweepstakes, and Catalina Marketing, Inc., which specializes in cash register couponing programs. See "Risk Factors - Competition".

Employees

                  The Company currently has 241 full-time and 1,209 part-time employees, including 43 full-time employees involved in sales, 151 full-time and 1,208 part-time employees in marketing support, program management and in-store sampling and demonstration, 25 full-time employees and 1 part-time employee in new media and information technology and 22 full-time employees in finance and administration. None of the Company's employees is represented by a labor organization and the Company considers the relationships with its employees to be good.

Risk Factors

                  Outstanding Indebtedness; Security Interest. On May 17, 2001, the Company replaced its then existing Loan Agreement and refinanced the $4,510,000 then outstanding thereunder with the proceeds of the Loans under the Credit Agreement, which consists of a $4,000,000 three-year term loan and a $2,000,000 revolving loan credit facility. As security for all its obligations under the Credit Agreement, the Company granted the lender a first priority lien on and security interest in all of its assets. In the event of default under the Credit Agreement, at the lender's option, (i) the principal and interest of the loans and all other obligations under the Credit Agreement shall be immediately due and payable, and (ii) the lender shall be entitled to exercise any and all rights and remedies provided for in the Credit Agreement and in any document delivered to the lender in connection with the Credit Agreement, all rights and remedies of a secured party under the Uniform Commercial Code, and all other rights and remedies that may otherwise be available to the lender by agreement or at law or in equity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

                  Dependence on Key Personnel. The Company's business is managed by a limited number of key management and operating personnel, the loss of certain of whom could have a material adverse impact on the Company's business. The Company believes that its future success will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. Each of the Company's key executives is a party to an employment agreement that expires in either 2001 or 2002 and thereafter automatically renews for additional successive terms of one year unless either party elects to terminate the agreement upon at least 60 days notice prior to the expiration of the then current term.

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

                  Unpredictable Revenue Patterns. A significant portion of the Company's revenues is derived from large promotional programs which originate on a project by project basis. Since these projects are susceptible to change, delay or cancellation as a result of specific client financial or other marketing and manufacturing related circumstantial issues as well as changes in the overall economy, the Company's revenue is unpredictable and may vary significantly from period to period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

                  Expansion Risk. The Company has experienced periods of rapid expansion. This growth has increased the operating complexity of the Company as well as the level of responsibility for both existing and new management personnel. The Company's ability to manage its expansion effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The Company's inability to effectively manage its expansion could have a material adverse effect on its business.

                  Control by Executive Officers and Directors. The executive officers of the Company collectively beneficially own a significant percentage of the voting stock of CoActive and, in effect, have the power to influence strongly the outcome of all matters requiring stockholder approval, including the election or removal of directors and the approval of significant corporate transactions. Such voting could also delay or prevent a change in the control of CoActive in which the holders of the CoActive Common Stock could receive a substantial premium. In addition, the Credit Agreement requires the executive officers of CoActive maintain, at a minimum, a 15% beneficial ownership of CoActive Common Stock during the term of the Credit Agreement.

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

Item 2.  Properties.
-------  ----------

                  The Company has the following leased facilities:

                                                                         Square       Annual
           Facility                            Location                   Feet       Base Rent
-------------------------------------     -------------------------      ------      ---------
Principal office of CoActive and
principal and sales office of Inmark      Great Neck, New York           16,700      $310,000

Principal and sales office of Optimum     Cincinnati, Ohio               17,000      $152,000

Principal and sales office of
U.S. Concepts                             New York, New York             11,500      $368,000

Other sales offices of                    Barrington, Illinois              800
Inmark, Optimum                           Chicago, Illinois               1,400
and U.S. Concepts                         Tampa, Florida                    600
                                          Los Angeles, California           800
                                          San Francisco, California       2,600
                                          Irvine, California              1,400
                                          Framingham, Massachusetts         200
                                          Birmingham, Alabama               100
                                          Coral Gables, Florida             500
                                                                         ------
                                          Total                           8,400      $184,000

Warehouses of Optimum,                    Cincinnati, Ohio                3,500
and U.S. Concepts used                    Los Angeles, California         1,000
for storage of promotional items          New York, New York                400
                                          Miami Beach, Florida              600
                                          Chicago, Illinois               1,000
                                          San Francisco, California       1,000
                                                                         ------
                                                                          7,500      $114,000

With the exception of the principal office leases for Great Neck, New York, Cincinnati, Ohio and New York, New York, which at March 31, 2001 have remaining terms of eight years, nine years and two years, respectively, each of the Company's other facility leases are short term and renew annually. For a summary of the Company's minimal rental commitments under all non-cancelable operating leases as of March 31, 2001, see note 6 to the Notes to Consolidated Financial Statements.


Item 3.  Legal Proceedings.
-------  -----------------

                  None.


Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

                  Not Applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ---------------------------------------------------------------------

Market Information

                  Effective October 1, 1999, in connection with the change of the Company's name to CoActive Marketing Group, Inc. from Inmark Enterprises, Inc., CoActive's Common Stock trading symbol on the NASDAQ SmallCap Market was changed to CMKG. Prior to that date, the Company's Common Stock had been trading on the NASDAQ SmallCap Market under the symbol IMKE. The following table sets forth for the periods indicated the high and low trade prices for CoActive Common Stock as reported by NASDAQ. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                Common Stock
                                          ------------------------
                                          High                 Low
                                          ----                 ---
Fiscal Year 2000
----------------
First Quarter                             4.375               2.250
Second Quarter                            4.250               2.438
Third Quarter                             2.938               1.844
Fourth Quarter                            4.500               1.844

Fiscal Year 2001
----------------
First Quarter                             2.938               1.531
Second Quarter                            2.750               1.750
Third Quarter                             2.250               0.750
Fourth Quarter                            1.500               0.969

                  On June 29, 2001, there were 5,022,231 shares of CoActive Common Stock outstanding, approximately 55 shareholders of record and approximately 700 beneficial owners of shares held by a number of financial institutions.

                  CoActive has never declared or paid cash dividends on CoActive Common Stock. The Company intends to retain earnings, if any, to finance future operations and expansion and does not expect to pay any cash dividends on CoActive Common Stock in the foreseeable future. In addition, pursuant to the terms of the Credit Agreement, the Company is precluded from paying any cash dividends during the term of the agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".


Item 6.  Selected Financial Data.
-------  -----------------------

                  The selected financial data reported below has been derived from the Company's audited financial statements for each fiscal year ended March 31 within the five year period ended March 31, 2001. The selected financial data reported below should be read in conjunction with the consolidated financial statements and related notes thereto and other financial information appearing elsewhere herein.

                                                Year Ended      Year Ended     Year Ended     Year Ended      Year Ended
                                                 March 31,       March 31,      March 31,      March 31,       March 31,
                                                   1997            1998 (1)       1999 (2)       2000            2001
                                               ------------    ------------   ------------   ------------    ------------
Statement of Operations Data:
Sales                                          $ 18,901,730    $ 25,965,780   $ 38,781,136   $ 40,584,959    $ 48,768,057
Gross Profit                                      6,291,821       8,403,363     12,469,901     11,408,595      15,043,084
Income (Loss) before Income Taxes                 2,129,579       3,579,445      2,230,900     (1,382,476)      1,465,412
Provision (Benefit) for Income Taxes               (159,924)      1,300,000        892,361       (508,774)        583,382
Net Income (Loss) before Cumulative Effect
of Change in Accounting Principle for
Revenue Recognition                               2,289,503       2,279,445      1,338,539       (873,702)        882,030
Cumulative Effect of Change in Accounting
Principle for Revenue Recognition, Net of
Income Taxes (3)                                         --              --             --             --        (502,800)
Net Income (Loss)                                 2,289,503       2,279,445      1,338,539       (873,702)        379,230
Net Income (Loss) per Common and Common
Equivalent share* before Cumulative Effect
of Change in Accounting Principle for
Revenue Recognition:
Basic                                          $        .64    $        .63   $        .30   $       (.19)   $        .18
Diluted                                        $        .51    $        .50   $        .24   $       (.19)   $        .16
Cumulative Effect of Change in Accounting
Principle for Revenue Recognition:
Basic                                                    --              --             --             --    $       (.10)
Diluted                                                  --              --             --             --    $       (.09)
Net Income (Loss):
Basic                                          $        .64    $        .63   $        .30   $       (.19)   $        .08
Diluted                                        $        .51    $        .50   $        .24   $       (.19)   $        .07
Pro Forma Amounts Assuming the Change in
Accounting Principle for Revenue Recognition
is Applied Retroactively:
Net Income (Loss)                                 2,289,503       2,139,045        977,339       (874,902)        882,030
Net Income (Loss) per Common Share:
Basic                                          $        .64    $        .59   $        .22   $       (.19)   $        .18
Diluted                                        $        .51    $        .47   $        .17   $       (.19)   $        .16

*  Adjusted for the five-for-four stock split effective May 14, 1998


                                March 31,     March 31,     March 31,     March 31,      March 31,
                                  1997          1998 (4)      1999          2000           2001
                               -----------   -----------   -----------   -----------    -----------
Balance Sheet Data:
Working capital (deficiency)   $ 1,859,868   $ 2,446,502     3,146,441    (1,671,668)    (3,877,534)
Total Assets                     8,559,840    30,818,389    42,452,443    36,196,610     35,004,400
Current Debt                            --            --       625,000     3,325,000      2,983,333
Long-Term Debt                          --     9,500,000    11,875,000     6,160,000      3,801,667
Total Liabilities                4,022,459    20,145,423    29,875,338    23,490,282     21,886,012
Stockholders Equity              4,537,381    10,672,966    12,577,105    12,706,328     13,118,388

(1) Represents operations of the Company excluding the operations of Optimum acquired on March 31, 1998.

(2) Includes operations of the Company and the operations of U.S. Concepts, which was acquired on December 29, 1998, for the three months ended March 31, 1999.

(3) The cumulative effect of change in accounting principle for revenue recognition is a one-time noncash charge relating to the Company's adoption of Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 was issued by the Securities and Exchange Commission ("SEC") in December 1999. SAB 101 provides guidance related to revenue recognition policies based on interpretations and practices followed by the SEC. The impact of the Company's adoption of SAB 101 was to defer revenue recognition and the related expense for certain portions of revenue and expense previously recognized by the Company under its project arrangements with its clients into future accounting periods.

(4)  Includes assets and liabilities of Optimum acquired on March 31, 1998.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements.

                  This report contains forward-looking statements which the Company believes to be within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company's expectations, include but are not limited to those described above in "Risk Factors". Other factors may be described from time to time in the Company's public filings with the Securities and Exchange Commission, news releases and other communications. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                  The following information should be read together with the consolidated financial statements and notes there to included elsewhere herein.

                  Effective in the fourth quarter of Fiscal 2001, the Company changed its method of accounting for revenue recognition in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue

Recognition in Financial Statements" (SAB 101). Previously, the Company had recognized revenue relating certain promotional projects in accordance with a client's written letter of authorization instructing the Company to proceed with a project's required services. In most instances, the letters of authorization contained language which provided that the letter would be followed by a definitive contract incorporating the terms of the letter of authorization. Under the new accounting method adopted retroactively to April 1, 2000, the Company now recognizes revenue on its projects at such time as it receives the definitive contract executed by its clients. The cumulative effect of the change in accounting principle on prior years resulted in a after tax charge to income of $502,800, which is included in the net income for the fiscal year ended March 31, 2001. The pro forma amounts presented in the consolidated statements of operations were calculated assuming the change in accounting principle was made retroactively to prior years (see Item 8). For fiscal 2001, the adoption of SAB 101 resulted in an increase in sales of $407,000 and an increase in direct expenses of $507,000. After giving effect to the implementation of SAB 101 and before the cumulative effect of the change in accounting principle for revenue recognition, the Company had net income of $882,030 or $.18 per common share for fiscal 2001.

                  Pursuant to the ComedyLab Agreements dated as of January 24, 2001, among other things, (i) U.S. Concepts agreed to provide certain services and support to ComedyLab for which it is entitled to be compensated, and (ii) U.S. Concepts became entitled to receive all equity in ComedyLab that would have otherwise been issued to the ComedyLab CEO. At March 31, 2001, U.S. Concepts had advanced ComedyLab $267,000 to fund its operating expenses and further development of its business. The Company is accounting for the investment under the equity method of accounting. Funds advanced to ComedyLab totaling $177,931 have been recorded as due from an affiliate on the accompanying balance sheets and have been reduced for the Company's share of ComedyLab's loss of approximately $89,000 which have been included in the accompanying consolidated statements of operations.

                  Subsequent to March 31, 2001, the Company advanced an additional $289,000 to ComedyLab. In June,2001, the ComedyLab CEO executed a secured promissory note in favor of U.S. Concepts pursuant to which he is obligated to reimburse U.S. Concepts for its advances to ComedyLab in the amount of $556,000.

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

                  For the fiscal year ended March 31, 2001 ("Fiscal 2001"), the Company had one client, Schieffelin & Somerset Co., which accounted for approximately 19% of its revenues. In comparison, for the fiscal year ended March 31, 2000 ("Fiscal 2000"), the same client accounted for 19.9% of the Company's revenues. At March 31, 2001 and 2000, the same client accounted for 11% and 25% of accounts receivable, respectively. To the extent the Company's sales are dependent on one client or a limited concentration of clients, and such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise should such client or clients reduce their budgets allocated to the Company's activities.

Results of Operations

                  The following table presents operating data of the Company, expressed as a percentage of sales for each of the fiscal years ended March 31, 2001, 2000 and 1999:

                                                                          Year Ended March 31,
                                                             --------------------------------------------
                                                               2001              2000              1999
                                                             --------          --------          --------
Statement of Operations Data:
Sales                                                          100.0%            100.0%            100.0%
Direct expenses                                                 69.2%             71.9%             67.8%
Gross profit                                                    30.8%             28.1%             32.2%
Salaries                                                        11.4%             13.2%             13.1%
Selling, general and administrative expense                     14.6%             16.3%             11.4%
Total operating expenses                                        26.0%             29.5%             24.6%
Operating income (loss)                                          4.8%             (1.4)%             7.6%
Interest expense, net                                           (1.6)%            (2.0)%            (1.9)%
Equity in loss of affiliate                                     (0.2)%              --                --
Income (loss) before provision for income taxes                  3.0%             (3.4)%             5.8%
Provision (benefit) for income taxes                             1.2%             (1.2)%             2.3%
Net income (loss) before cumulative effect of change
in accounting principle for revenue recognition                  1.8%             (2.2)%             3.5%
Cumulative effect of change in accounting principle
for revenue recognition, net of income taxes                    (1.0)%              --                --
Net income                                                       0.8%             (2.2)%             3.5%
Other Data:
Pro forma amounts assuming the change in accounting
principle for revenue recognition is applied
retroactively:
         Net income (loss) before effect of change in
         accounting principle for revenue recognition            1.8%             (2.2)%             3.5%
Effect of change in accounting principle for revenue
recognition                                                     (1.0)%              --                --
      Net income                                                  .8%             (2.2)%             3.5%
      EBITDA                                                     8.2%              1.37%            10.6%

                  The following table presents operating data of the Company, expressed as a comparative percentage of change from the immediately preceding fiscal year for each of the fiscal years ended March 31, 2001, 2000 and 1999:

                                                                          Year Ended March 31,
                                                            -----------------------------------------------
                                                               2001               2000              1999
                                                            ----------         ----------        ----------
Statement of Operations Data:
Sales                                                          20.2%               4.7%             49.4%
Direct expenses                                                15.6%              10.9%             49.8%
Gross profit                                                   31.9%              (8.5)%            48.4%
Salaries                                                        4.0%               5.6%             61.4%
Selling, general and administrative expense                     7.8%              48.8%            142.9%
Total operating expenses                                        6.1%              25.8%             91.3%
Operating income                                                n/a             (119.2)%           (13.9)%
Interest expense, net                                          (3.8)%             13.8%            568.9%
Equity in loss of affiliate                                     n/a                 --                --
Income (loss) before income taxes                               n/a             (162.0)%           (37.7)%
Provision (benefit) for income taxes                            n/a             (157.0)%           (31.4)%
Net income (loss) before cumulative effect of change
in accounting principle for revenue recognition                 n/a             (165.3)%           (41.3)%
Cumulative effect of change in accounting principle
for revenue recognition                                         n/a                 --                --
Net income                                                      n/a             (165.3)%           (41.3)%
Other Data:
Pro forma amounts assuming the change in accounting
principle for revenue recognition is applied
retroactively:
Net income (loss) before effect of change in
accounting principle for revenue recognition                    n/a             (165.3)%           (41.3)%
Effect of change in accounting principle for
revenue recognition                                           (30.5)%            (34.2)%              --
Net income                                                      n/a             (199.5)%           (41.3)%
EBITDA                                                        655.0%             (76.6)%             9.0%

Fiscal Year 2001 Compared to Fiscal Year 2000

                  Sales. Sales for Fiscal 2001 were $48,768,000, compared to sales of $40,585,000 for Fiscal 2000, an increase of $8,183,000. The increase was primarily the result of the net increase in the amount of new business contracted during the year. At March 31, 2001, the Company's sales backlog amounted to approximately $22,971,000 compared to a sales backlog of approximately $18,100,000 at March 31, 2000.

                  Direct Expenses. Direct expenses for Fiscal 2001 were $33,725,000 compared to direct expenses of $29,176,000 for Fiscal 2000, an increase of $4,549,000. The increase was primarily attributable to the increase in sales for the year. The decrease in direct expenses as a percentage of sales for Fiscal 2001 was primarily the result of client programs in the aggregate having a higher gross profit margin than the mix of client programs in Fiscal 2000.

                  As a result of the changes in sales and direct expenses, the Company's gross profit for Fiscal 2001 increased to $15,043,000 from $11,409,000 for Fiscal 2000.

                  Operating Expenses. Operating expenses for Fiscal 2001 increased by $729,000 and amounted to $12,703,000, compared to $11,974,000 for Fiscal 2000. The increase in operating expenses for Fiscal 2001 was primarily attributable to (i) an increase of $239,000 in salaries, related employee payroll expenses and benefits and (ii) an increase of $189,000 in office rent and $301,000 in other selling, general and administrative expenses incurred in supporting and maintaining an anticipated increase in the level of operations.

                  Interest Expense. Interest expense for Fiscal 2001 decreased by $31,000 and amounted to $786,000, compared to interest expense of $817,000 for Fiscal 2000. The decrease in interest expense for Fiscal 2001 was primarily related to the decrease in the Company's bank borrowings.

                  Equity in Loss of Affiliate. For fiscal 2001, the Company recorded $88,966 as its share of losses from its 33% equity investment in ComedyLab.

                  Income/(Loss) Before Provision for Income Taxes. For Fiscal 2001, the Company's income before provision for income taxes was $1,465,000. In comparison for Fiscal 2000, the Company had a loss before provision for income taxes equal to $(1,382,000).

                  Provision/(Benefit) for Income Taxes. For Fiscal 2001, the Company made a provision for federal, state and local income taxes in the amount of $583,000, based upon the Company's effective tax rate for Fiscal 2001. In comparison, for Fiscal 2000, the Company recorded a tax benefit of $(509,000) for income taxes, based upon the Company's ability to recover previously paid income taxes.

                  Net Income/(Loss) Before Cumulative Effect of Change in Accounting Principle for Revenue Recognition. The Company's net income before the effect of the change in accounting principle for revenue recognition for Fiscal 2001 was $882,000, compared with a net loss of $(874,000) for Fiscal 2000.

                  Cumulative Effect of Change in Accounting Principle for Revenue Recognition. For Fiscal 2001, the Company recognized $(502,800) as the cumulative effect of the change in accounting principle for revenue recognition (note 1).

                  Net Income/(Loss). As a result of the aforementioned, the Company's net income for Fiscal 2001 was $379,000, compared with a net loss of $(874,000) for Fiscal 2000.

Fiscal Year 2000 Compared to Fiscal Year 1999

                  Sales. Sales for Fiscal 2000 were $40,585,000, compared to sales of $38,781,000 for the fiscal year ended March 31, 1999 ("Fiscal 1999"), an increase of $1,804,000. The increase was primarily attributable to the inclusion of the sales of U.S. Concepts for a full fiscal year in the amount of $14,823,000 for Fiscal 2000, compared to three months of sales of U.S. Concepts in the amount of $2,266,000 included in Fiscal 1999. Such increase was for the most part offset by a decrease in sales due to a lesser than anticipated amount of contracted sales during the first three quarters of the Company's fiscal year. At March 31, 2000, the Company's sales backlog amounted to approximately $18,100,000 compared to a sales backlog of approximately $16,600,000 at March 31, 1999.

                  Direct Expenses. Direct expenses for Fiscal 2000 were $29,176,000, compared to direct expenses of $26,311,000 for Fiscal 1999, an increase of $2,865,000. The increase was primarily attributable to the inclusion of the direct expenses of U.S. Concepts for a full year in the amount of $11,627,000 for Fiscal 2000, compared to three months of direct expenses of U.S. Concepts in the amount of $1,793,000 included in Fiscal 1999. Such increase was for the most part offset by the reduction of direct expenses related to the Company's decrease in sales. The increase in direct expenses as a percentage of sales for Fiscal 2000 was primarily the result of client programs in the aggregate having a lower gross profit margin than the mix of client programs in Fiscal 1999.

                  As a result of the changes in sales and direct expenses, the Company's gross profit for Fiscal 2000 decreased to $11,409,000 from $12,470,000 for Fiscal 1999.

                  Operating Expenses. Operating expenses for Fiscal 2000 increased by $2,453,000 and amounted to $11,974,000, compared to $9,521,000 for Fiscal 1999, The increase in operating expenses for Fiscal 2000 was primarily the result of (i) the additional nine month inclusion in Fiscal 2000 of $1,846,000 of operating expenses of U.S. Concepts and (ii) non-related U.S. Concepts increases of approximately $344,000 in salaries, non-executive employee bonuses and related employee payroll expenses and approximately $263,000 in selling, general and administrative expenses in the aggregate primarily related to supporting and maintaining an anticipated increase in the level of operations.

                  Interest Expense. Interest expense for Fiscal 2000 increased by $99,000 and amounted to $817,000, compared to interest expense of $718,000 for Fiscal 1999. The increase in interest expense for Fiscal 2000 was primarily related to the increased borrowings in conjunction with the U.S. Concepts Acquisition and to a lesser extent, increased rates of interest.

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

                  Net Loss/Income. As a result of the items discussed above, the Company's net loss for Fiscal 2000 was $(874,000) compared to net income of $1,339,000 for Fiscal 1999.

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

                  At March 31, 2001, the Company had a loan agreement with a bank pursuant to which at March 31, 2001 the Company had borrowings of $4,910,000 which amount was the maximum credit facility available. At March 31, 2001, the Company was not in compliance with certain of the financial covenants of the loan agreement. As discussed below, subsequent to March 31, 2001, the loan agreement was replaced with a new credit agreement and the amounts outstanding under the loan agreement were paid in full.

                  At March 31, 2001, the Company's bank borrowings of $4,910,000 reflect the terms and conditions of a credit agreement entered into with a bank on May 17, 2001 in replacement of the Company's prior bank loan agreement. Pursuant to the credit agreement, the Company obtained a $4,000,000 three year amortizing term loan expiring on March 31, 2004 and a three year $2,000,000 revolving loan credit facility expiring on March 31, 2004. On May 17, 2001, the Company borrowed $4,000,000 under the term loan and $1,000,000 under the revolving credit facility and used $4,510,000 of the proceeds to refinance the loan balance of its prior loan agreement and the balance of the proceeds to increase its working capital. Borrowings under the term loan and revolving credit facility are evidenced by promissory notes and are secured by all the Company's assets. Principal payments on the term loan are to be made in twelve equal quarterly installments of $333,333 commencing on June 30, 2001. In addition, the Company, on a monthly basis, pays interest, at a rate of between the bank's prime rate and the bank's prime rate plus 1.5%, on outstanding amounts based on certain defined debt to earnings ratios. Interest rates at March 31, 2001 and 2000 pursuant to the Company's prior loan agreement were 10% and 10.3%, respectively. Further, the credit agreement provides for a number of negative and affirmative covenants, restrictions, limitations and other conditions including among others, (i) limitations regarding the payment of cash dividends, (ii) use of proceeds, (iii) maintenance of minimum net worth, (iv) maintenance of minimum quarterly earnings, (v) compliance with a defined senior debt leverage ratio and debt service ratio, and (vi) maintenance of 15% of beneficially owned shares of the Company held by the Company's management. The Company will pay a fee on the unused portion of the credit facility equal to
 .25%.

                  At March 31, 2001, the Company had cash and cash equivalents of $855,000, a working capital deficit of $3,878,000, bank loans of $4,910,000, subordinated debt of $1,875,000 and stockholders' equity of $13,118,000;

compared to cash and cash equivalents of $1,107,000, a working capital deficit of $1,672,000, bank loans of $7,310,000, subordinated debt of $2,175,000 and stockholders' equity of $12,706,000 at March 31, 2000. The working capital deficit at March 31, 2001 resulted primarily from (i) a decrease in current assets primarily attributable to a decrease in unbilled contracts in progress offset by an increase in accounts receivable and (ii) an increase in current liabilities primarily attributable to an increase in accounts payable, deferred revenue and the current amount of subordinated debt offset by a decrease in accrued job costs and the current amount of notes payable to bank. In light of borrowings and availability under the Credit Agreement entered into May 17, 2001, management believes cash generated from operations together with such borrowings, will be sufficient to meet the Company's cash requirements for fiscal 2002. To the extent that the Company is required to seek additional external financing, there can be no assurance that the Company will be able to obtain such additional funding to satisfy its cash requirements for fiscal 2002 or as subsequently required under the Credit Agreement.

                  The $252,000 decrease in the Company's cash and cash equivalents at March 31, 2001 resulted primarily from the Company's aggregate decrease in cash from cash used in investing activities and in financing activities, which amounts were offset by the net increase in cash provided by operating activities and the proceeds from the exercise of stock options and warrants.

                  Net cash provided by operating activities during Fiscal 2001 was $4,583,000, due principally to the net effect of the aggregate of net income of $379,000, the non-cash charges for depreciation and amortization of $1,701,000, decreases in unbilled contracts in progress of $295,000 and prepaid taxes of $97,000, and increases in accounts payable of $1,911,000, accrued job costs of $718,000, deferred revenue of $698,000 and other accrued liabilities of $173,000, as offset by increases of $2,017,000 in accounts receivable and $206,000 in prepaid expenses and other assets. In comparison, net cash provided by operating activities in Fiscal 2000 was $1,148,000, due principally to a decrease of $5,373,000 in unbilled contracts in progress and a decrease of $1,246,000 in prepaid taxes which amounts were offset by a net loss of $874,000, a decrease in deferred income taxes of $624,000, and an increase in accounts receivable of $2,377,000, a decrease in accounts payable of $1,048,000, a decrease of $1,076,000 in accrued job costs and a net decrease of $1,003,000 in other operating assets and liabilities.

                  For Fiscal 2001, net cash used in investing activities amounted to $1,995,000 of which $928,000 was used for the purchase of fixed assets, $500,000 was used to pay an earnout in connection with the U.S. Concepts Acquisition, $300,000 was used for the Company's investment in MarketVision and $267,000 was used for an advance to an affiliate. In comparison, for Fiscal 2000, net cash used in investing activities consisted of $659,000 used solely for the purchase of fixed assets.

                  For Fiscal 2001, financing activities used net cash of $2,839,000 resulting from the repayment of borrowings and the related refinancing costs totaling $2,847,000 offset by proceeds from the exercise of stock options in the amount of $7,000. In comparison, for Fiscal 2000, financing activities used net cash of $2,070,000 resulting from the repayment of borrowings and payment of related refinancing costs totaling $3,073,000 offset by the receipt of $1,003,000 from the proceeds from the sale of common stock and exercise of stock options.

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

Impact of Recently Issued Accounting Standards

                  In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998. SFAS 137 defers the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement 133," was issued, which amended certain provisions of SFAS 133. The Company implemented SFAS 133, as amended on April 2001. Implementation did not have an impact on the Company's financial position and results of operations.


Item 8.  Consolidated Financial Statements and Supplementary Data.

                  The consolidated financial statements of the Company as of March 31, 2001 and 2000 and for each of the years in the three-year period ended March 31, 2001, together with the independent auditors' report thereon of KPMG LLP, independent auditors, are filed under this Item 8.

                  Selected unaudited quarterly financial data of the Company, as restated for the first three quarters for the year ended March 31, 2001 (note
Note 14), and for the year ended March 31, 2000 appears below:


                                                              QUARTER ENDED
                                       ----------------------------------------------------------
2000                                   June 30, 1999  Sept. 30, 1999 Dec. 31, 1999  Mar. 31, 2000
----                                   -------------  -------------- -------------  -------------
Sales                                     8,783,430      9,159,310     12,044,635    10,597,584
Gross Profit                              2,587,654      2,859,810      3,063,058     2,898,073
Operating income (loss)                    (328,289)      (271,065)       331,924      (297,676)
Income (Loss) before Income Taxes          (538,191)      (454,605)        97,157      (486,837)
Provision (Benefit) for Income Taxes       (215,277)      (181,842)        38,864      (150,519)
Net Income (Loss)                          (322,914)      (272,763)        58,293      (336,318)
Net Income (Loss) per Common Share:
      Basic                                    (.07)          (.06)           .01          (.07)
      Diluted                                  (.07)          (.06)           .01          (.07)


                                                              QUARTER ENDED
                                       ----------------------------------------------------------
2001                                   June 30, 2000  Sept. 30, 2000 Dec. 31, 2000  Mar. 31, 2001
----                                   -------------  -------------- -------------  -------------
Sales                                    12,662,564     11,686,717     11,064,034    13,354,742
Gross Profit                              4,101,915      3,338,394      3,408,259     4,194,516
Operating income                          1,029,363        229,832        339,576       741,777
Income before Income Taxes                  818,773         31,459        147,058       468,122
Provision  for Income Taxes                 327,510         12,581         58,828       184,463
Income before Cumulative Effect of
Change in Accounting Principle for
Revenue Recognition                         491,263         18,878         88,230       283,659
Cumulative Effect of Change in
Accounting Principle for Revenue
Recognition Net of Income Taxes            (502,800)            --             --            --
Net Income (Loss)                           (11,537)        18,878         88,230       283,659
Net Income (Loss) per Common Share
before Cumulative Effect of Change in
Accounting Principle for Revenue
Recognition:
      Basic                                     .10            .00            .02           .06
      Diluted                                   .09            .00            .02           .06
Net Income (Loss) per Common Share
      Basic                                     .00            .00            .02           .06
      Diluted                                   .00            .00            .02           .06

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Consolidated Financial Statements of CoActive Marketing Group, Inc.

     Independent Auditors' Report .......................................... 27
     Consolidated Balance Sheets as of March 31, 2001 and 2000.............. 28
     Consolidated Statements of Operations for the years ended
           March 31, 2001, 2000 and 1999.................................... 29
     Consolidated Statements of Stockholders' Equity for the years ended
           March 31, 2001, 2000 and 1999.................................... 30
     Consolidated Statements of Cash Flows for the years ended
           March 31, 2001, 2000 and 1999 ................................... 31
     Notes to Consolidated Financial Statements............................. 32

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoActive Marketing Group, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                 KPMG LLP

Melville, New York
July 3, 2001

                         COACTIVE MARKETING GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2001 AND 2000

                                                                 2001          2000
                                                              -----------   -----------
                           Assets
Current assets:
Cash and cash equivalents                                     $   855,219     1,106,823
Accounts receivable, net of allowance for
doubtful accounts of $100,000 in 2001                          11,337,524     9,420,042
Unbilled contracts in progress                                    820,213     4,164,550
Due from affiliate                                                177,931            --
Prepaid taxes                                                     158,870       256,088
Prepaid expenses and other current assets                         857,054       711,111
                                                              -----------   -----------
Total current assets                                           14,206,811    15,658,614
                                                              -----------   -----------

Property and equipment, net                                     1,944,041     1,550,870

Investment in MarketVision                                        325,630            --
Notes receivable from officers                                    225,000       225,000
Goodwill, net                                                  18,033,257    18,527,928
Deferred financing costs, net of amortization
of $230,333 and $59,414                                            98,474       122,767
Other assets                                                      171,187       111,431
                                                              -----------   -----------
Total assets                                                  $35,004,400    36,196,610
                                                              ===========   ===========

              Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                              $ 4,027,363     2,451,104
Deferred revenue                                                3,599,903     2,901,919
Accrued job costs                                               6,273,374     7,766,087
Accrued compensation                                              128,124       112,538
Other accrued liabilities                                         944,824       771,355
Deferred taxes payable                                            127,424         2,279
Notes payable bank - current                                    1,733,333     2,400,000
Subordinated notes payable - current                            1,250,000       925,000
                                                              -----------   -----------
Total current liabilities                                      18,084,345    17,330,282

Notes payable bank - long term                                  3,176,667     4,910,000
Subordinated notes payable - long term                            625,000     1,250,000
                                                              -----------   -----------
Total liabilities                                              21,886,012    23,490,282
                                                              -----------   -----------

Stockholders' equity:
Class A convertible preferred stock, par value $.001;
Authorized 650,000 shares; none issued and outstanding                 --            --
Class B convertible preferred stock, par value $.001;
Authorized 700,000 shares; none issued and outstanding                 --            --
Preferred stock, undesignated; authorized 3,650,000
Shares; none issued and outstanding                                    --            --
Common stock, par value $.001; authorized 25,000,000
Shares; issued and outstanding 5,022,231 shares at
March 31, 2001 and 5,015,981 shares at March 31, 2000               5,022         5,016
Additional paid-in capital                                      6,732,704     6,699,880
Retained earnings                                               6,380,662     6,001,432
                                                              -----------   -----------
Total stockholders' equity                                     13,118,388    12,706,328
                                                              -----------   -----------
Total liabilities and stockholders' equity                    $35,004,400    36,196,610
                                                              ===========   ===========

See accompanying notes to consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED MARCH 31, 2001, 2000, 1999

                                                                  2001            2000            1999
                                                              ------------    ------------    ------------
Sales                                                         $ 48,768,057      40,584,959      38,781,136
Direct expenses                                                 33,724,973      29,176,364      26,311,235
                                                              ------------    ------------    ------------
Gross profit                                                    15,043,084      11,408,595      12,469,901
                                                              ------------    ------------    ------------

Operating Expenses:
Salaries                                                         5,583,464       5,369,577       5,084,098
Selling, general and administrative expense                      7,119,072       6,604,124       4,436,934
                                                              ------------    ------------    ------------
Total operating expenses                                        12,702,536      11,973,701       9,521,032
                                                              ------------    ------------    ------------

Operating income (loss)                                          2,340,548        (565,106)      2,948,869
Interest expense, net                                             (786,170)       (817,370)       (717,969)
Equity in loss of affiliate                                        (88,966)             --              --
                                                              ------------    ------------    ------------

Income (loss) before income taxes                                1,465,412      (1,382,476)      2,230,900
Provision (benefit) for income taxes                               583,382        (508,774)        892,361
                                                              ------------    ------------    ------------
Net income (loss) before cumulative effect of change in
   accounting principle for revenue recognition                    882,030        (873,702)      1,338,539
Cumulative effect of change in accounting for revenue
recognition, net of income taxes                                  (502,800)             --              --
                                                              ------------    ------------    ------------

Net income (loss)                                             $    379,230        (873,702)      1,338,539
                                                              ============    ============    ============

Net income (loss) per common share before cumulative
   effect of change in accounting principle for revenue
   recognition, Basic:                                        $        .18            (.19)            .30
        Cumulative effect on of change in accounting
        principle for revenue recognition                     $       (.10)             --              --
                                                              ------------    ------------    ------------
        Net income (loss)                                     $        .08            (.19)            .30
                                                              ============    ============    ============
Net income (loss) per common share before cumulative
   effect of change in accounting principle for revenue
   recognition, Diluted                                       $        .16            (.19)            .24
        Cumulative effect on change in accounting
        principle for revenue recognition                     $       (.09)             --              --
                                                              ------------    ------------    ------------
        Net income (loss)                                     $        .07            (.19)            .24
                                                              ============    ============    ============

Weighted average number of shares outstanding:
       Basic                                                     5,018,635       4,598,476       4,487,763
                                                              ============    ============    ============
       Diluted                                                   5,433,708       4,598,476       5,671,702
                                                              ============    ============    ============
Reconciliation of weighted average shares used for basic
and diluted computation is as follows:
       Weighted average shares - Basic                           5,018,635       4,598,476       4,487,763
       Dilutive effect of options and warrants                     415,073              --       1,183,939
                                                              ------------    ------------    ------------
       Weighted average shares - Diluted                         5,433,708       4,598,476       5,671,702
                                                              ============    ============    ============

Pro forma amounts assuming the change in accounting
principal for revenue recognition is applied retroactively:
       Net income (loss)                                           882,030        (874,902)        977,339
                                                              ============    ============    ============
       Net income (loss) per common share:
           Basic                                              $        .18            (.19)            .22
                                                              ============    ============    ============
           Diluted                                            $        .16            (.19)            .17
                                                              ============    ============    ============

See accompanying notes to consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                                   Common Stock
                                                  par value $.001          Additional                    Total
                                            --------------------------      Paid-in       Retained    Stockholders'
                                              Shares         Amount         Capital       Earnings       Equity
                                            -----------    -----------    -----------   -----------   -----------
Balance, March 31, 1998                       4,475,326    $     4,475    $ 5,131,896   $ 5,536,595   $10,672,966

Exercise of warrants and options                  8,155              8          5,592            --         5,600

Acquisition of U.S. Concepts, Inc.               30,000             30        249,970            --       250,000

Tax benefit from exercised options                   --             --        310,000            --       310,000

Net income                                           --             --             --     1,338,539     1,338,539
                                            -----------    -----------    -----------   -----------   -----------

Balance, March 31, 1999                       4,513,481          4,513      5,697,458     6,875,134    12,577,105

Exercise of options                               2,500              3          2,922            --         2,925

Sale of common stock                            500,000            500        999,500            --     1,000,000

Net loss                                                                                   (873,702)     (873,702)

                                            -----------    -----------    -----------   -----------   -----------
Balance, March 31, 2000                       5,015,981    $     5,016    $ 6,699,880   $ 6,001,432   $12,706,328
                                            -----------    -----------    -----------   -----------   -----------

Exercise of options                               6,250              6          7,194            --         7,200

Value of options granted for MarketVision
investment                                                                     25,630            --        25,630

Net income                                           --             --             --       379,230       379,230
                                            -----------    -----------    -----------   -----------   -----------

Balance, March 31, 2001                       5,022,231          5,022      6,732,704     6,380,662    13,118,388
                                            ===========    ===========    ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                                                                       2001           2000           1999
                                                                                    -----------    -----------    -----------
Cash flows from operating activities:
Net income (loss)                                                                   $   379,230       (873,702)     1,338,539
Adjustments to reconcile net income to net cash
 Provided by operating activities:
     Depreciation and amortization                                                    1,700,855      1,531,172      1,179,497
     Provision for bad debt expense                                                     100,000             --             --
     Equity in loss of affiliate                                                         88,966             --             --
     Cumulative effect of change in accounting principle for revenue recognition        502,800             --             --
     Deferred income taxes                                                              125,145       (623,605)       542,442
     Changes in operating assets and liabilities, net of effects of acquisitions:
          Increase in accounts receivable                                            (2,017,482)    (2,377,402)      (667,014)
          Decrease (increase) in unbilled contracts in progress                         295,337      5,372,990     (4,252,854)
          (Increase) decrease in prepaid expenses and other assets                     (205,699)      (380,952)      (171,337)
          Decrease (increase) in prepaid taxes                                           97,218      1,246,343     (1,050,140)
          Increase (decrease) in accounts payable                                     1,911,459     (1,048,284)       226,486
          Increase (decrease) in accrued job costs                                      718,287     (1,075,871)     1,148,436
          Increase (decrease) in other accrued liabilities                              173,469       (219,782)       396,435
          Increase (decrease) in deferred revenue                                       697,984       (194,779)     1,524,909
          Increase (decrease) in accrued compensation                                    15,586       (207,735)         5,397
          Decrease in accrued taxes payable                                                  --             --        (94,260)
                                                                                    -----------    -----------    -----------

Net cash provided by operating activities                                             4,583,155      1,148,393        126,536
                                                                                    -----------    -----------    -----------

Cash flows from investing activities:
     Purchases of fixed assets                                                         (928,436)      (659,389)      (627,284)
     Acquisitions, net of cash acquired                                                (500,000)            --     (1,277,186)
     Purchase of equity investment                                                     (300,000)            --             --
     Advances to affiliate                                                             (266,897)            --             --
                                                                                    -----------    -----------    -----------

Net cash used in investing activities                                                (1,995,333)      (659,389)    (1,904,470)
                                                                                    -----------    -----------    -----------

Cash flows from financing activities:
     Proceeds from exercise of stock options and warrants                                 7,200          2,925          5,600
     Financing costs                                                                   (146,626)       (57,681)            --
     Proceeds from sale of common stock                                                      --      1,000,000             --
     (Repayment of) proceeds from borrowings                                         (2,700,000)    (3,015,000)     3,000,000
                                                                                    -----------    -----------    -----------

Net cash (used in) provided by financing activities                                  (2,839,426)    (2,069,756)     3,005,600
                                                                                    -----------    -----------    -----------

Net (decrease) increase in cash                                                        (251,604)    (1,580,752)     1,227,666

Cash and cash equivalents at beginning of period                                      1,106,823      2,687,575      1,459,909
                                                                                    -----------    -----------    -----------
Cash and cash equivalents at end of period                                          $   855,219      1,106,823      2,687,575
                                                                                    ===========    ===========    ===========

Supplemental disclosures of cash flow information:
Interest paid during the period                                                     $   876,458        896,312        783,669
                                                                                    ===========    ===========    ===========
Income taxes (refunded) paid during the period                                      $   (43,589)    (1,168,306)       989,387
                                                                                    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

(1)      Organization and Nature of Business
         -----------------------------------

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

         At March 31, 2001, the Company had negative working capital of approximately $3,878,000. For Fiscal 2002, management believes that borrowings available pursuant to the Company's May 17, 2001 bank credit facility together with cash generated from operations will be sufficient to meet the Company's cash requirements through March 31, 2002.

         Summary of Significant Accounting Policies
         ------------------------------------------

           (a)   Principles of Consolidation
                 ---------------------------

                 The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


           (b)   Adoption of SAB No. 101
                 -----------------------

                 Effective in the fourth quarter of Fiscal 2001, the Company changed its method of accounting for revenue recognition in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Previously, the Company had recognized revenue relating to certain promotional projects in accordance with a client's written letter of authorization instructing the Company to proceed with a project's required services. In most instances, the letters of authorization contained language which provided that the letter would be followed by a definitive contract incorporating the terms of the letter of authorization. Under the new accounting method adopted retroactively to April 1, 2000, the Company now recognizes revenue on its projects at such time as it receives the definitive contract executed by its client. The cumulative effect of the change in accounting principle resulted in an after tax charge to income of $502,800, which is included in the net income for the fiscal year ended March 31, 2001. The pro forma amounts presented in the consolidated statements of operations were calculated assuming the accounting change was made retroactively to prior periods. For fiscal 2001, the adoption of SAB 101 resulted in an increase in sales of $407,000 and an increase in direct expenses of $507,000. The amount of sales and related direct expenses to be deferred to future periods as a result of the adoption of SAB 101 are $3,049,000 and $2,211,000, respectively. After giving effect to the implementation of SAB 101, and prior to the cumulative effect of a change in accounting principle for revenue recognition the Company reported net income of $882,038 or $.18 per common share for fiscal 2001.

           (c)   Revenue Recognition
                 -------------------

                 The Company recognizes revenue on the percentage-of-completion method, measured by the cost for services expended to date compared to the total services required to be performed on the respective project. The Company's revenue is comprised of sales amounts and or fee income for the services it renders. Costs associated with the fulfillment of projects are accrued and recognized proportionately to the related revenue in order to ensure a matching of revenue and expenses in the proper period. Provision for anticipated losses on uncompleted projects are made in the period in which such losses are determined. Such revenue is recognized in accordance with the guidelines set forth in the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

           (d)   Cash Equivalents
                 ----------------

                 Investments with original maturities of three months or less at the time of purchase are considered cash equivalents.

           (e)   Property and Equipment
                 ----------------------

                 Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which are three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated use of the asset.

           (f)   Goodwill
                 --------

                 Goodwill consists of the excess cost over fair value of net assets acquired for subsidiary companies and equity investment. Goodwill is being amortized, on a straight-line basis, over a period of twenty five years. Accumulated amortization approximated $3,760,000 and $2,765,000 at March 31, 2001 and
                 2000, respectively, and amortization expense for the years ended March 31, 2001, 2000 and 1999, approximated $995,000,
                 $1,021,000 and $893,000, respectively.

                 The recoverability of goodwill is assessed by determining whether the amortization over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. If such amounts are not fully recoverable, impairment is indicated. The amount of impairment, if any, is measured based upon projected discounted operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. The goodwill will be tested for impairment when events or changes in circumstances indicate that an impairment test is necessary.

         (g)     Net Income (Loss) Per Common Share
                 ----------------------------------

                 The computation of basic earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the year. The computation of diluted earnings (loss) per common and common equivalent share is based upon the weighted average number of common shares outstanding during the year, plus the assumed exercise of stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock. For the fiscal years ended March 31, 2001, 2000 and 1999, 1,168,375, 2,444,238 and 741,275, stock options and warrants, respectively, have been excluded from the calculation of diluted earnings as their inclusion would be antidilutive. For the fiscal year ended March 31, 1999, the computation of weighted average number of common shares outstanding for the year included a ninety-three day inclusion of the shares of common stock issued for the U.S. Concepts Acquisition. All earnings per share calculations and share information have been adjusted for the five-for-four stock dividend paid June 15, 1998.

            (h)  Income Taxes
                 ------------

                 Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

           (i)   Accounting for Stock-Based Compensation
                 ---------------------------------------

                 The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) No. 25 "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock-based compensation plans. The Company has elected not to implement the fair value based accounting method for employee stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", but has elected to disclose the pro forma net income (loss) per share for employee stock option grants made beginning in fiscal 1997 as if such method had been used to account for stock-based compensation costs described in SFAS No. 123.

           (j)   Fair Value of Financial Instruments
                 -----------------------------------

                 The carrying value of all financial instruments classified as a current asset or liability is deemed to approximate fair value due to the short maturity of these instruments and interest rates that approximate current rates.

           (k)   Use of Estimates
                 ----------------

                 The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           (l)   Reporting Comprehensive Income
                 ------------------------------

                 Effective March 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments.
                 The Company's operations did not give rise to items includible in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

(2)      Business Acquisitions and Equity Investments
         --------------------------------------------

         Acquisition of 49% of MarketVision
         On February 27, 2001, the Company, pursuant to a Retainer and Option Agreement with Garcia Baldwin, Inc., a Texas Corporation doing business as MarketVision ("MarketVision"), purchased 49% of the shares of capital stock of MarketVision. In connection with the purchase, the Company paid cash of $300,000 and issued 35,000 stock options with a fair value of $25,630 using the Black-Scholes option pricing model (the "MarketVision Acquisition"). The MarketVision Acquisition has been accounted for as an equity investment whereby (i) the excess of the purchase price of $129,658 over the Company's percentage ownership of the stockholders' equity of MarketVision has been included in investment in MarketVision on the accompanying consolidated balance sheets and will be amortized on a straight-line basis over a twenty-five year period and (ii) the Company's investment is accounted for on the equity method of accounting to reflect the Company's 49% interest in and effect in the operations of MarketVision. In connection with the transaction, the Company extended a credit line in the amount of $200,000 to MarketVision. There were no borrowings on the credit line at March 31, 2001.

         Acquisition of 33% of ComedyLab Productions, Inc.
         Pursuant to certain agreements (the "ComedyLab Agreements") dated as of January 24, 2001, U.S. Concepts, Inc.("U.S. Concepts"), a wholly-owned subsidiary of the Company, became entitled to receive approximately 33% of the shares of common stock of ComedyLab Productions, Inc. ("ComedyLab"). Pursuant to the ComedyLab Agreements, among other things, (i) U.S. Concepts agreed to provide certain services and support to ComedyLab for which it is entitled to be compensated, and
         (ii) U.S. Concepts became entitled to receive all equity in ComedyLab that would have otherwise been issued to the Chief Executive Officer of ComedyLab (who is also a director of the Company and ComedyLab) (note
         13). During fiscal 2001, the Company advanced ComedyLab $266,897. The Company also recorded its share of losses from equity investment totaling $88,966 which has been recorded as a reduction of amounts advanced. The net receivable totaling $177,931 has been recorded as due from affiliate on the accompanying consolidated balance sheet. In June 2001, this director executed a secured promissory note in favor of U.S. Concepts pursuant to which he is obligated to reimburse U.S. Concepts for amounts advanced by U.S. Concepts to ComedyLab to fund its operating expenses and the further development of its business.

         Acquisition of U.S. Concepts, Inc.
         On December 29, 1998, a wholly-owned subsidiary of the Company, U.S. Concepts, Inc., a Delaware corporation, ("U.S. Concepts") purchased substantially all of the assets and business from and assumed certain of the liabilities of Murphy Liquidating Corporation formerly known as U.S. Concepts, Inc., a New York corporation (the "U.S. Concepts Acquisition") in a transaction accounted for as a purchase. The purchase price was $1,660,000 and consisted of cash of $1,410,000, including expenses, and 30,000 shares of common stock of the Company valued at $250,000. The purchase price could increase with payments of up to an additional $2,500,000 (50% of which, at the option of the recipient, may be paid in shares of the Company's common stock) to the extent that U.S. Concepts achieves specified pre-tax earnings during the two year period ending December 31, 2000 and cumulatively during the four year period subsequent to December 31, 1998. The cash portion of the purchase price was financed with proceeds from the Company's remaining unused bank revolving loan credit facility. The U.S. Concepts Acquisition has been accounted for as a purchase whereby the excess of the purchase price, including costs of the acquisition, over the fair value of assets acquired less liabilities assumed of $3,881,000 has been classified as goodwill and will be amortized on a straight-line basis over a twenty-five year period. In Fiscal 2001, the Company paid an additional $500,000 as specified pre-tax earnings were achieved and has been reflected as additional goodwill.

         Pro forma results of operations of the Company had the acquisition of U.S. Concepts occurred on April 1, 1998 would be as follows:

                                                            1999
                                                         -----------

                  Sales                                  $51,931,686
                  Net income                               1,473,745
                  Basic earnings per share                       .33
                  Diluted earnings per share                     .26


         Acquisition of Optimum Group, Inc.
         On March 31, 1998, an indirect wholly-owned subsidiary of the Company, Optimum Group, Inc ("Optimum") purchased all of the assets and business from and assumed substantially all of the liabilities of OG Holding Corporation (the "Optimum Acquisition") in a transaction accounted for as a purchase. The purchase price was $15,743,000 and consisted of cash of $9,298,000, including expenses, a subordinated note in the principal amount of $2,500,000 with interest at the rate of 9% per annum and 565,385 shares of common stock of the Company valued at $3,675,000. The cash portion of the purchase price included $7,000,000 provided pursuant to a loan agreement between the Company and a bank and $1,700,000 provided from the Company's cash balances. Pursuant to the purchase agreement between Optimum and OG Holding Corporation, both the 565,385 shares of the Company's common stock and the $2,500,000 subordinated note have been put in escrow as collateral for the Company should the Company be entitled to indemnification pursuant to the purchase agreement. The Optimum Acquisition has been accounted for as a purchase whereby the excess of the purchase price, including the costs of the acquisition, over the fair value of assets acquired less liabilities assumed of $14,581,000 has been classified as goodwill and will be amortized over a twenty-five year period. Deferred financing costs incurred in connection with the loan agreement in the amount of $124,500 are being amortized over the term of the loan.


(3)      Due From Affiliate
         ------------------

         Due from affiliate represents advances made to ComedyLab, which are to be repaid by the Chief Executive Officer of ComedyLab, who is also a director of the Company. At March 31, 2001, such advances have been reduced by $88,966 to reflect U.S. Concepts' portion of the losses of ComedyLab recorded as a loss on equity investment in the Company's statement of operations for the year ended March 31, 2001.


(4)      Property and Equipment
         ----------------------

         Property and equipment consisted of the following:

                                                            March 31,    March 31,
                                                              2001         2000
                                                           ----------   ----------
         Furniture, fixtures and computer equipment        $2,775,901   $1,950,334
         Leasehold improvements                               595,382      492,513
         Capitalized leases                                    37,021       37,021
                                                           ----------   ----------
                                                            3,408,304    2,479,868
         Less: accumulated depreciation and amortization    1,464,263      928,998
                                                           ----------   ----------
                                                           $1,944,041   $1,550,870
                                                           ==========   ==========

         Depreciation and amortization of property and equipment on March 31, 2001, 2000 and 1999 amounted to $535,265, $475,657 and $261,819, respectively.


(5)      Notes Receivable From Officer
         -----------------------------

         Notes receivable from officer of $225,000 at March 31, 2001 and 2000 consists of two notes receivable from an officer of the Company in the aggregate principal amount of $225,000 at March 31, 2001 and 2000, comprised of a Promissory Note dated January 10, 1996 in the principal amount of $200,000 and a Promissory Note dated April 7, 1997 in the principal amount of $25,000 issued to the Company in exchange for loans from the Company. The Promissory Notes provide for interest at an annual rate of 10% with the principal and accrued interest thereon payable on April 7, 2001. On May 24, 2001, the Company made an additional loan to the officer, and the Promissory Notes were replaced with an Amended and Restated Promissory Note in the principal amount of $550,000 (which at such date reflected additional accrued interest of $119,299). The Amended and Restated Promissory Note provides for (i) monthly interest payments at a floating rate equal to the highest rate at which the Company pays interest on its bank borrowings, (ii) payment of accrued interest and principal from one-half of the after-tax amount, if any, of bonuses paid to the officer by the Company, and
         (iii) payment of the remaining balance of principal and accrued interest on May 24, 2006. The Amended and Restated Promissory Note is secured by (i) a first lien and security interest in 282,127 shares of the Company's common stock owned by the officer, (ii) a second mortgage on the officer's home and (iii) collateral assignments of $550,000 of life insurance policies.


(6)      Leases
         ------

         The Company has several non-cancelable operating leases, primarily for property, that expire within eight years. Rent expense for the years ended March 31, 2001, 2000 and 1999 amounted to $697,456, $574,331 and
         $456,312, respectively. Future non-cancelable minimum lease payments under all of the leases as of March 31, 2001 are as follows:

                  Year ending March 31,

                  2002                                   $  1,261,245

                  2003                                      1,072,684

                  2004                                        671,156

                  2005                                        499,374

                  2006                                        503,306

                  Thereafter                                1,567,137
                                                         ------------
                                                         $  5,574,902
                                                         ============


(7)      Debt
         ----

         Notes Payable, Bank
         -------------------

         At March 31, 2001, the Company had a loan agreement with a bank which at March 31, 2001 outstanding borrowings totaled $4,910,000. Such amount was the maximum credit facility available under the loan agreement. At March 31, 2001, the Company was not in compliance with certain of the financial covenants of the loan agreement. The Company did not obtain waivers for the violations as subsequent to March 31, 2001, the loan agreement was replaced with a new credit agreement and the amounts outstanding under the loan agreement were paid in full.

         At March 31, 2001, the Company's bank borrowings of $4,910,000 reflect the terms and conditions of a credit agreement entered into with a bank on May 17, 2001 in replacement of the Company's prior bank loan agreement. Pursuant to the credit agreement, the Company obtained a $4,000,000 three year amortizing term loan expiring on March 31, 2004 and a three year $2,000,000 revolving loan credit facility expiring on March 31, 2004. On May 17, 2001, the Company borrowed $4,000,000 under the term loan and $1,000,000 under the revolving credit facility and used $4,510,000 of the proceeds to refinance the loan balance of its prior loan agreement and the balance of the proceeds to increase its working capital. Borrowings under the term loan and revolving credit facility are evidenced by promissory notes and are secured by all the Company's assets. Principal payments on the term loan are to be made in twelve equal quarterly installments of $333,333 commencing on June 30, 2001. In addition, the Company, on a monthly basis, pays interest, at a rate of between the bank's prime rate and the bank's prime rate plus 1.5%, on outstanding amounts based on certain defined debt to earnings ratios. Interest rates at March 31, 2001 and 2000 pursuant to the Company's prior loan agreement were 10% and 10.3%, respectively. Further, the credit agreement provides for a number of negative and affirmative covenants, restrictions, limitations and other conditions including among others, (i) limitations regarding the payment of cash dividends, (ii) use of proceeds, (iii) maintenance of minimum net worth, (iv) maintenance of minimum quarterly earnings, (v) compliance with a defined senior debt leverage ratio and debt service ratio, and
         (vi) maintenance of 15% of beneficially owned shares of the Company held by the Company's management. The Company will pay a fee on the unused portion of the credit facility equal to .25%.

         Total debt as of March 31, 2001 and 2000 is summarized as follows:

                                                                    2001         2000
                                                                 ----------   ----------
         Term loan note payable in monthly installments
         of interest and quarterly installments of
         principal commencing June 30, 2001 through
         March 31, 2004                                          $4,000,000   $       --

         Revolving loan note payable in monthly
         installments of interest only with a final
         payment of principal and interest due on
         March 31, 2004                                          $  910,000

         Term and revolving note payables to bank in
         monthly installments with a final payment
         of interest and principal outstanding on July 8, 2001   $       --   $7,310,000

         9% subordinated note payable to OG Holding
         Corporation with interest payable in quarterly
         installments and principal payments in annual
         installments of $625,000 commencing March 31,
         2000 through March 31, 2003                              1,875,000    2,175,000
                                                                 ----------   ----------
             Total debt                                           6,785,000    9,485,000
             Less current portion                                 2,983,333    3,325,000
                                                                 ----------   ----------
             Total long-term debt                                $3,801,667   $6,160,000
                                                                 ==========   ==========

         Maturities of notes payable are as follows:

                                                Notes Payable  Subordinated
                                                    Bank           Note
                                                 ----------     ----------
                            2002                 $1,733,333     $1,250,000
                            2003                  1,333,333        625,000
                            2004                  1,843,334             --
                                                 ----------     ----------
                                                 $4,910,000     $1,875,000
                                                 ==========     ==========

         At March 31, 2001,the current portion of the Company's subordinated debt included $625,000 which was due on Saturday, March 31, 2001, and paid on Monday, April 2, 2001. At March 31, 2000, the current portion of the Company's subordinated indebtedness included amounts due in fiscal 2000 totaling $300,000 which was subsequently paid in June 2000.


(8)      Stockholders' Equity
         --------------------

           (a)   Common Stock Issuance
                 ---------------------

                 On January 31, 2000, the Company, in a private placement for $1,000,000, sold 500,000 newly issued shares of its common stock together with five year warrants to purchase an additional 250,000 shares of its common stock at an exercise price of $2.50 per share. The Company used $500,000 of the proceeds to reduce its bank debt.

           (b)   Common Stock Reserved for Issuance
                 ----------------------------------

                 (i)  Stock Options
                      -------------

                      Under the Company's 1992 Stock Option Plan (the Plan), employees of the Company and its affiliates and members of the Board of Directors may be granted options to purchase shares of common stock of the Company. Options granted under the Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors is determined by the committee of the Board of Directors. The Plan was amended on May 11, 1999 to increase the maximum number of shares of common stock for which options may be granted to 1,500,000 shares.

                      On May 11, 1999, the Company established the 1997 Executive Officer Stock Option Plan (the 1997 Plan), pursuant to which (i) a maximum of 375,000 non-qualified stock options may be granted to purchase shares of common stock, (ii) three officers of the Company were each granted 125,000 non-qualified stock options to purchase shares of common stock in exchange for the surrender by each of their incentive stock options to purchase 125,000 shares of common stock issued on May 2, 1997 pursuant to the Company's 1992 Stock Option Plan and (iii) the exercise price and other terms and conditions of the options granted are identical to those of the options surrendered.

                      Changes in options outstanding under the Plan and the 1997 Plan, during each of the years ended March 31, 2001, 2000 and 1999, and options exercisable and shares reserved for issuance at March 31, 2001 are as follows:

                                                   Weighted
                                                 average price
                                                   per share     Outstanding    Exercisable
                                                  -----------    -----------    -----------
                      Balance at March 31, 1998   $      2.88      1,375,750        704,270

                      Became exercisable          $      3.27             --        344,948
                      Granted (A)                 $      8.88        171,850         50,508
                      Exercised                   $      1.12         (8,155)        (8,155)
                      Canceled                    $      8.52         (6,595)        (3,137)
                                                  -----------    -----------    -----------

                      Balance at March 31, 1999   $      3.54      1,532,850      1,088,434

                      Became exercisable          $      5.29             --        240,533
                      Granted (B)                 $      3.02        100,250         48,124
                      Exercised                   $      1.17         (2,500)        (2,500)
                      Canceled                    $      7.11        (28,726)       (19,236)
                                                  -----------    -----------    -----------

                      Balance at March 31, 2000   $      3.45      1,601,874      1,355,355

                      Became exercisable          $      5.42             --        221,684
                      Granted (C)                 $      2.03         89,125         39,500
                      Exercised                   $      1.15         (6,250)        (6,250)
                      Surrendered (D)             $      8.77       (107,838)      (107,838)
                      Canceled                    $      5.85        (43,913)       (36,594)
                                                  -----------    -----------    -----------

                      Balance at March 31, 2001   $      2.26      1,532,998      1,465,477
                                                  ===========    ===========    ===========

                          (A) Represents options granted to purchase 13,750 shares at an exercise price of $10.00, 62,500 options granted at an exercise price of $9.60 per share, and an aggregate of 95,600 options granted to employees of U.S. Concepts at an exercise price of $8.25. Of the options granted, 50,508 were immediately exercisable and the balance exercisable in one or two annual installments.

                          (B) Represents options granted to purchase 56,500 shares at an exercise price of $3.00, 15,000 shares at an exercise price of $2.94, 13,750 shares at an exercise price of $3.38 and an aggregate of 15,000 shares consisting of 5,000 shares at $3.25, $2.88 and $2.31, respectively. Of the options granted, 48,124 were immediately exercisable and the balance exercisable in one, two or three annual installments.

                          (C) Represents options granted to purchase 33,500 shares at an exercise price of $3.00, 20,625 shares at an exercise price of $2.00, and, with regard to the MarketVision investment, 35,000 shares at an exercise price of $1.13. Of the options granted, 42,375 were immediately exercisable and the balance exercisable in two or three annual installments.

                          (D) Represents options previously granted to employees of Optimum in connection with the Optimum Acquisition to purchase 66,400 shares at an exercise price of $8.25 and options previously granted to employees of U.S. Concepts in connection with the U.S. Concepts Acquisition to purchase 41,438 shares at an exercise price of $9.60. These options were voluntarily surrendered by the employees without a commitment by the Company to have them reissued at a lower exercise price.

                      The options outstanding and exercisable as of March 31, 2001 are summarized in ranges as follows:

                                                         Weighted                                           Exercisable
                                        Number of        average          Weighted                           Weighted
                                         options         exercise         average        Exercisable     Average price of
        Range of exercise price        outstanding        price        remaining life      Shares             shares
      ---------------------------------------------------------------------------------------------------------------------
             $1.12 -  4.00              1,239,373          $2.29            5.21          1,171,852           2.25
             $4.01 -  7.00                270,125          $5.36            1.78            270,125           5.36
             $7.01 - 10.00                 23,500          $9.35            5.25             23,500           9.35

                      The Company applies APB Opinion No. 25 and related interpretations in accounting for options issued to employees pursuant to its stock option plan and accordingly no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and warrants under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net (loss) income and net (loss) income per share for fiscal 2001, 2000 and 1999 would have been as follows:

                                                      Fiscal 2001     Fiscal 2000     Fiscal 1999
                                                      -----------     -----------     -----------
                 Net (loss) income:
                                  As reported         $   379,230     $  (873,702)    $ 1,338,539
                                  Pro forma              (150,197)     (1,382,339)        887,298

                 Basic (loss) income per share:
                                  As reported         $       .08     $     (0.19)    $      0.30
                                  Pro forma                  (.03)          (0.30)           0.20

                 Diluted (loss) income per share:
                                  As reported         $       .07     $     (0.19)    $      0.24
                                  Pro forma                  (.03)          (0.30)           0.15

                      Pro forma net income reflects only options and warrants granted after March 31, 1995. Therefore, the full impact of calculating compensation cost for stock options and warrants under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' and warrants' remaining life of up to 10 years and compensation cost of options and warrants granted after March 31, 1995 is not considered. Therefore, the pro forma net income may not be representative of the effects on reported net income for future years.

                      The per share weighted-average fair value of stock options and warrants granted on their respective date of grant using the modified Black-Scholes option-pricing model and their related weighted-average assumptions are as follows:


                                                      -----------     -----------     -----------
                                                      Fiscal 2001     Fiscal 2000     Fiscal 1999
                                                      -----------     -----------     -----------

                      Risk-free interest rate            5.00%           5.00%           5.07%
                      Expected life - years              5.50            5.27            5.16
                      Expected volatility                  75%            118%             82%
                      Expected dividend yield               0%              0%              0%

                      Fair value                        $1.31           $2.49           $6.15


                 (ii) Warrants
                      --------

                      At March 31, 2001, outstanding warrants to purchase shares of the Company's common stock are as follows:

                                                                Weighted
                                                              Average price
                                                                per share      Outstanding     Exercisable
                                                              -------------   -------------   -------------
                      Balance at March 31, 1998 and 1999          $1.43             392,364         392,364

                      Granted (A)                                 $2.50             250,000         250,000
                                                              -------------   -------------   -------------

                      Balance at March 31, 2000 and 2001          $1.85             642,364         642,364
                                                              =============   =============   =============

                               (A) In January 2000, in connection with the Company's sale of common stock, the Company issued warrants which were immediately exercisable to purchase 250,000 shares of the Company's common stock at an exercise price of $2.50.

                      At March 31, 2001, outstanding warrants in the amount of 642,364 are exercisable over the next five years.

(9)      Income Taxes
         ------------

         The Company and its subsidiaries, which are wholly-owned, file consolidated Federal income tax returns.

         The components of income tax expense (benefit) for the years ended March 31, 2001, 2000, and 1999 are as follows:

                                    March 31, 2001              March 31, 2000              March 31, 1999
                               -----------------------     -----------------------     -----------------------
         Current:
            State and local    $    102,177                $    113,159                $     83,785
            Federal                  20,860    123,037            1,672    114,831           17,445    101,230
                               ------------                ------------                ------------

         Deferred:
            Federal and State                  125,145                    (623,605)                    791,131
                                             ---------                  ----------                   ---------

                                             $ 248,182                  $ (508,774)                  $ 892,361
                                             =========                  ==========                   =========

         Income tax before cumulative effect of the change in
         accounting principle for revenue recognition               $   583,382
         Cumulative effect of change in accounting principle
         for revenue recognition                                       (335,200)
                                                                    -----------
                                                                    $   248,182
                                                                    ===========

         The differences between the provision (benefit) for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) attributable to (loss) income before income tax for the years ended March 31, 2001, 2000, and 1999 are as follows:

                                                                           Rate
                                                                        ---------
                                                              2001         2000          1999
                                                           ---------    ---------     ---------
         Statutory Federal income tax                           34.0%       (34.0)%        34.0%
         State and local taxes, net of Federal benefit           6.0         (4.2)          5.9
         Other                                                    --          1.4           0.1
                                                           ---------    ---------     ---------
         Effective tax rate                                     40.0%       (36.8)%        40.0%
                                                           =========    =========     =========

         The tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities that are included in net deferred tax assets are as follows:

                                                                    March 31,     March 31,
                                                                       2001          2000
                                                                    ----------    ----------
         Deferred tax assets (liabilities):
         Goodwill, principally due to differences in amortization   $ (334,172)     (159,339)
         Net operating loss carryforwards                              260,441       563,718
         Unbilled revenue                                              (97,432)     (382,478)
         Other                                                          43,739       (24,180)
                                                                    ----------    ----------

         Net deferred tax asset (liability)                         $ (127,424)       (2,279)
                                                                    ==========    ==========

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


(10)     Significant Customers
         ---------------------

         During the years ended March 31, 2001 and 2000, the Company had one client which accounted for approximately 19% and 19.9%, respectively, of its revenues and 11% and 25%, respectively, of its accounts receivable. During the year ended March 31, 1999, the Company had another client which, before and after giving effect to the U.S. Concepts Acquisition, accounted for approximately 11.6% and 21.2%, respectively, of its revenues.

(11)     Employee Benefit Plan
         ---------------------

         The Company has a savings plan available to substantially all salaried employees which is intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Pursuant to the 401(k) Plan, employees may contribute up to 15% of their eligible compensation not in excess of $10,000 and the Company at its sole discretion may from time to time make a discretionary matching contribution as it deems advisable. For the years ended March 31, 2001, 2000 and 1999, the Company made a discretionary contribution of approximately $354,000, $349,000 and $246,000, respectively.


(12)     Commitments
         -----------

         Employment Agreements
         ---------------------

         The Company has employment contracts, which contain non-compete agreements, with three of its officers with a remaining term of one year. In addition, the Company has entered employment contracts, which contain non-compete agreements, with certain officers with remaining terms ranging from one to two years in connection with the acquisition of its subsidiaries. The Company's remaining aggregate commitment under the employment agreements is approximately $2,800,000. The aggregate commitment does not include amounts that may be earned as a bonus.


(13)     Related Party Transaction
         -------------------------

         (a) On January 31, 2000, the Company sold 500,000 newly issued unregistered shares of the Company's common stock together with five year warrants to purchase an additional 250,000 shares of the Company's common stock at an exercise price of $2.50 for an aggregate purchase price of $1,000,000. The purchasers of such securities included Special Situations Private Equity Fund, L.P., which purchased approximately 85% of the securities sold in such offering, and certain affiliates of a director of the Company.

         (b) Pursuant to the ComedyLab Agreements as mentioned in note 2, U.S. Concepts became entitled to receive approximately 33% of the shares of common stock of ComedyLab. ComedyLab was organized by certain former employees of iCast Corporation and iCast Comedy Corporation (collectively, "iCast"), including a director of the Company who is also the chief executive officer of both ComedyLab and U.S. Concepts (the "ComedyLab CEO"), to continue business previously conducted by iCast. The ComedyLab business consists of owning and operating a Web site which provides comedy related programming and content from which advertising and other revenue may be realized. Pursuant to the ComedyLab Agreements, among other things, (i) ComedyLab acquired certain assets and assumed limited obligations of iCast in exchange for 5% of the issued and outstanding shares of capital stock of ComedyLab,
         (ii) U.S. Concepts agreed to provide certain services and support to ComedyLab for which it is entitled to be compensated, and (iii) U.S. Concepts became entitled to receive all equity in ComedyLab that would have otherwise been issued to the ComedyLab CEO. The assets acquired by ComedyLab from iCast included event sponsorship agreements, related receivables and assets (including intellectual properties of iCast), which related to certain events which U.S. Concepts had been retained to manage and execute. The obligations assumed by ComedyLab were limited to the performance obligations under the acquired sponsorship agreements. Subsequent to March 31, 2001, the ComedyLab CEO executed a secured promissory note in favor of U.S. Concepts pursuant to which he is obligated to reimburse U.S. Concepts for amounts advanced by U.S. Concepts to ComedyLab to fund its operating expenses and the further development of its business ($266,897 at March 31, 2001).


(14)     Quarterly Financial Information (Unaudited)
         -------------------------------------------

         The quarterly information for the first three quarters of fiscal 2001 reflect the quarters as previously reported prior to the adoption of SAB 101. In fiscal 2001, the "as restated" quarterly amounts represent the quarterly information restated for the retroactive adoption of SAB 101 to January 1, 2001, as noted in the column headings. The fiscal 2000 quarterly information is as previously reported.

                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                              First Quarter Ended          Second Quarter Ended
                                                  June 30, 2000                Sept. 30, 2000
                                            -------------------------    -------------------------
                                           As previously      As        As previously      As
                                             reported      restated       reported      Restated
                                            -----------   -----------    -----------   -----------
Sales                                        10,075,564    12,662,564     12,302,717    11,686,717
Direct expenses                               6,678,649     8,560,649      8,491,323     8,348,323
                                            -----------   -----------    -----------   -----------
Gross profit                                  3,396,915     4,101,915      3,811,394     3,338,394
Operating expenses                            3,072,552     3,072,552      3,108,562     3,108,562
                                            -----------   -----------    -----------   -----------
Operating income                                324,363     1,029,363        702,832       229,832
Interest expense                                210,590       210,590        198,373       198,373
                                            -----------   -----------    -----------   -----------
Income before income taxes                      113,773       818,773        504,459        31,459
Provision for income taxes                       45,510       327,510        201,781        12,581
                                            -----------   -----------    -----------   -----------
Net income before cumulative effect of
change in accounting principle for
revenue recognition
                                                 68,263       491,263        302,678        18,878
Cumulative effect of change in accounting
principle for revenue recognition                    --      (502,800)            --            --
                                            -----------   -----------    -----------   -----------
Net income (loss)                                68,263       (11,537)       302,678        18,878
Net income per common share:
       Basic                                        .01           .00            .06           .00
       Diluted                                      .01           .00            .06           .00
Weighted average common shares:
       Basic                                  5,015,981     5,015,981      5,015,981     5,015,981
       Diluted                                5,562,836     5,015,981      5,475,977     5,475,977

                                      Third Quarter Ended   Fourth Quarter Ended
                                         Dec. 31, 2000          Mar. 31, 2001
                                    ------------------------
                                   As previously     As
                                     reported     restated
                                    -----------  -----------     -----------

Sales                                13,218,034   11,064,034      13,354,742
Direct expenses                       9,354,775    7,655,775       9,160,226
                                    -----------  -----------     -----------
Gross profit                          3,863,259    3,408,259       4,194,516
Operating expense                     3,068,683    3,068,683       3,452,739
                                    -----------  -----------     -----------
Operating income                        794,576      339,576         741,777
Interest expense                        192,518      192,518         184,689
Loss on equity investment                    --           --         (88,966)
                                    -----------  -----------     -----------
Income before income taxes              602,058      147,058         468,122
Provision for income taxes              240,828       58,828         184,463
                                    -----------  -----------     -----------
Net income (loss)                       361,230       88,230         283,659
Net income (loss) per common share:
       Basic                                .07          .02             .06
       Diluted                              .07          .02             .06
Weighted average common shares:
       Basic                          5,020,329    5,020,329       5,022,231
       Diluted                        5,310,234    5,310,234       5,111,250


                                                    First         Second
                                                Quarter Ended  Quarter Ended
                                                June 30, 1999  Sept. 30, 1999
                                                ------------    ------------

Sales                                              8,783,430       9,159,310
Direct expenses                                    6,195,776       6,299,500
                                                ------------    ------------
Gross profit                                       2,587,654       2,859,810
Operating expenses                                 2,915,943       3,130,875
                                                ------------    ------------
Operating income (loss)                             (328,289)       (271,065)
Interest expense                                     209,902         183,540
                                                ------------    ------------
Income (loss) before income taxes                   (538,191)       (454,605)
Provision (benefit) for income taxes                (215,277)       (181,842)
                                                ------------    ------------
Net income (loss) before cumulative effect of
change in accounting principle for revenue
recognition
                                                    (322,914)       (272,763)
Cumulative effect of change in accounting
principle for revenue recognition                         --              --
Net income (loss)                                   (322,914)       (272,763)
Net income (loss) per common share:
       Basic                                            (.07)           (.06)
       Diluted                                          (.07)           (.06)
Weighted average common shares:
       Basic                                       4,513,481       4,515,064
       Diluted                                     4,513,481       4,515,064

                                                Third Quarter   Fourth Quarter
                                                   Ended           Ended
                                                Dec. 31, 1999   March 31, 2000
                                                As previously   As previously
                                                  reported        reported
                                                ------------    ------------

Sales                                             12,044,635      10,597,584
Direct expenses                                    8,981,577       7,699,511
                                                ------------    ------------
Gross profit                                       3,063,058       2,898,073
Operating expenses                                 2,731,134       3,195,749
                                                ------------    ------------
Operating income (loss)                              331,924        (297,676)
Interest expense                                     234,767         189,161
                                                ------------    ------------
Income (loss) before income taxes                     97,157        (486,837)
Provision (benefit) for income taxes                  38,864        (150,519)
                                                ------------    ------------
Net income (loss) before cumulative effect of
change in accounting principle for revenue
recognition
                                                      58,293        (336,318)
Cumulative effect of change in accounting
principle for revenue recognition                         --              --
                                                ------------    ------------
Net income (loss)                                     58,293        (336,318)
Net income (loss) per common share:
       Basic                                             .01            (.07)
       Diluted                                           .01            (.07)
Weighted average common shares:
       Basic                                       4,515,356       4,850,954
       Diluted                                     5,056,732       4,850,954


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.


                                    PART III

The information required to be disclosed by Part III (Items 10, 11, 12 and 13) will be incorporated by reference from the Company's definitive proxy statement if filed by July 29, 2001 or, if such proxy statement is not filed by such date, the information required to be disclosed by Part III will be disclosed by amendment to this Form 10-K prior to July 30, 2001.


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------    ---------------------------------------------------------------

           (a)  The following documents are filed as part of this Report.

                     1.  Financial Statements:
                         ---------------------
                                                                                                     Page
                     ------------------------------------------------------------------------------------
                         Index to Financial Statements                                                26
                             Consolidated Financial Statements of CoActive Marketing Group, Inc.
                                   Independent Auditors' Report                                       27
                                   Consolidated Balance Sheets as of March 31, 2001 and 2000          28
                                   Consolidated Statements of Operations for the years ended
                                       March 31, 2001, 2000 and 1999                                  29
                                   Consolidated Statement of Stockholders' Equity
                                       for the years ended March 31, 2001, 2000 and 1999              30
                                   Consolidated Statements of Cash Flows for the years ended
                                       March 31, 2001, 2000 and 1999                                  31
                                   Notes to Consolidated Financial Statements                         32

                     2.  Financial Statement Schedules:
                         ------------------------------

                         No financial statement schedules are provided herein because they are not required or not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

                     3.  Exhibits:
                         ---------
           Exhibit
           Number                  Description of Exhibits.
           ------                  -----------------------

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

           10.5 Amended and Restated Promissory Note, dated as of May 24, 2001, in the principal amount of $550,000, by Paul A. Amershadian in favor of the Company.

           10.6 Amended and Restated Pledge Agreement, dated as of May 24, 2001, between Paul A. Amershadian and the Company.

           10.7 Secured Promissory Note, dated as of January 24, 2001, in the principal amount of $556,000, by Brian Murphy in favor of U.S. Concepts.

           10.8 Loan Agreement, dated as of May 17, 2001 by and among Inmark, Optimum, U.S. Concepts, CoActive and European American Bank.

           10.9 Form of Security Agreement, dated as of May 17, 2001 between each of Inmark, Optimum, U.S. Concepts and Coactive and European American Bank.

           21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, initially filed with the Securities and Exchange Commission on June 29, 2000).

           23                      Consent of Independent Auditors

           (b)  Reports on Form 8-K.

                                   None.

           SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COACTIVE MARKETING GROUP, INC.

                                   By: /s/ DONALD A. BERNARD
                                       -----------------------------------------
                                                 Donald A. Bernard
                                          Executive Vice President and
                                             Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                   Dated: July 12, 2001

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

         Signature and Title                      Signature and Title
         -------------------                      -------------------

By: /s/ JOHN P. BENFIELD                   By: /s/ DONALD A. BERNARD
    ------------------------------------       ---------------------------------
            John P. Benfield                        Donald A. Bernard
             President and                     Executive Vice President and
   Chief Executive Officer and Director     Chief Financial Officer and Director
      (Principal Executive Officer)              (Principal Financial and
                                                   Accounting Officer)

Dated: July 12, 2001                       Dated: July 12, 2001


By: /s/ PAUL A. AMERSHADIAN                By: /s/ HERBERT M. GARDNER
    ------------------------------------       ---------------------------------
           Paul A. Amershadian                      Herbert M. Gardner
    Executive Vice President - Marketing                Director
         and Sales and Director

Dated: July 12, 2001                       Dated: July 12, 2001


By: /s/ JOSEPH S. HELLMAN                  By: /s/ BRIAN MURPHY
    ------------------------------------       ---------------------------------
            Joseph S. Hellman                           Brian Murphy
                Director                                  Director

Dated: July 12, 2001                       Dated: July 12, 2001


By: /s/ THOMAS E. LACHENMAN
    ------------------------------------
           Thomas E. Lachenman
                Director

Dated July 12, 2001