Form 10-Q
period 2001-06-30
COACTIVE MARKETING GROUP INC
filed 2001-08-14
CIK 886475

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                         Commission file number 0-20394

                         COACTIVE MARKETING GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         06-1340408
   --------------------------------                    ----------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification Number)

           415 Northern Boulevard
           Great Neck, New York                               11021
   -----------------------------------------            --------------------
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

                  Yes [ X ]    No  [   ]

On August 14, 2001, 5,022,231 shares of the Registrant's Common Stock, par value $.001 a share, were outstanding.

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

                                      INDEX
                                      -----

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART I -  FINANCIAL INFORMATION
------------------------------

Item 1.   Consolidated Financial Statements of CoActive Marketing Group,
                  Inc. (Unaudited)

                  Consolidated Balance Sheets - June 30, 2001
                  and March 31, 2001                                           3

                  Consolidated Statements of Operations - Three
                  month periods ended June 30, 2001 and June 30, 2000          4

                  Consolidated Statement of Stockholders' Equity
                   - Three month period ended June 30, 2001                    5

                  Consolidated Statements of Cash Flows - Three
                  month periods ended June 30, 2001 and June 30, 2000          6

                  Notes to Unaudited Consolidated Financial Statements         7

Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                        9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          12


PART II - OTHER INFORMATION
---------------------------

Items 1-5.        Not Applicable                                              13

Item 6.  Exhibits and Reports on Form 8-K.

                  (a) Exhibits.     None                                      13

                  (b) Reports on Form 8-K.  None.                             13


SIGNATURES                                                                    14
----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Consolidated Financial Statements of CoActive Marketing Group, Inc. (Unaudited)

                         COACTIVE MARKETING GROUP, INC.
                           Consolidated Balance Sheets
                        June 30, 2001 and March 31, 2001


                                                                          June 30, 2001    March 31, 2001*
                                                                          --------------   ---------------
                                                                           (Unaudited)
                                     Assets
Current assets:
    Cash and cash equivalents                                             $    1,141,302          855,219
    Accounts receivable, net of allowance for doubtful accounts of
    $127,000 at June 30, 2001 and $100,000 at March 31, 2001                   8,332,096       11,337,524
    Unbilled contracts in progress                                             2,762,694          820,213
    Due from affiliate                                                                 -          177,931
    Note receivable from officer                                                 514,619                -
    Prepaid taxes                                                                158,870          158,870
    Prepaid expenses and other current assets                                  1,169,355          857,054
                                                                          --------------   --------------
        Total current assets                                                  14,078,936       14,206,811
                                                                          --------------   --------------

Property and equipment, net                                                    1,917,468        1,944,041

Investment in MarketVision                                                       325,630          325,630
Notes receivable from officer                                                    550,000          225,000
Goodwill, net                                                                 17,772,742       18,033,257
Deferred financing costs, net                                                    250,648           98,474
Other assets                                                                     171,187          171,187
                                                                          --------------   --------------
        Total assets                                                      $   35,066,611       35,004,400
                                                                          ==============   ==============

                       Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                      $    5,230,537        4,027,363
    Deferred revenue                                                           3,833,156        3,599,903
    Accrued job costs                                                          6,255,988        6,273,374
    Accrued compensation                                                          78,554          128,124
    Other accrued liabilities                                                    743,596          944,824
    Deferred taxes payable                                                       163,010          127,424
    Notes payable bank - current                                               1,333,333        1,733,333
    Subordinated notes payable - current                                         625,000        1,250,000
                                                                          --------------   --------------
        Total current liabilities                                             18,263,174       18,084,345

Notes payable bank - long term                                                 2,916,667        3,176,667
Subordinated notes payable - long term                                           625,000          625,000
                                                                          --------------   --------------
        Total liabilities                                                     21,804,841       21,886,012
                                                                          --------------   --------------

Stockholders' equity:
    Class A convertible preferred stock, par value $.001;
     Authorized 650,000 shares; none issued and  outstanding                           -                -
    Class B convertible preferred stock, par value $.001;
     Authorized 700,000 shares; none issued and outstanding                            -                -
    Preferred stock, undesignated; authorized3,650,000
    Shares; none issued and outstanding                                                -                -
    Common stock, par value $.001; authorized 25,000,000                           5,022            5,022
    Shares; issued and outstanding 5,022,231 shares
    Additional paid-in capital                                                 6,732,704        6,732,704
    Retained earnings                                                          6,524,044        6,380,662
                                                                          --------------   --------------
        Total stockholders' equity                                            13,261,770       13,118,388
                                                                          --------------   --------------
        Total liabilities and stockholders' equity                        $   35,066,611       35,004,400
                                                                          ==============   ==============


* The consolidated balance sheet as of March 31, 2001 has been summarized from the Company's audited balance sheet as of that date.


See accompanying notes to unaudited consolidated financial statements.


                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Operations
                    Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                                     2001               2000
                                                                               --------------        ----------
         Sales                                                                 $   13,125,801        12,662,564
         Direct expenses                                                            9,177,883         8,560,649
                                                                               --------------        ----------

               Gross profit                                                         3,947,918         4,101,915
                                                                               --------------        ----------

         Salaries                                                                   1,835,970         1,528,473
         Selling, general and administrative expense                                1,805,225         1,544,079
                                                                               --------------        ----------

               Total operating expenses                                             3,641,195         3,072,552
                                                                               --------------        ----------

               Operating income (loss)                                                306,723         1,029,363

         Interest expense, net                                                        155,051           210,590
         Other                                                                         88,966                 -
                                                                               --------------        ----------

         Income before provision for income taxes                                     240,638           818,773
         Provision for income taxes                                                    97,256           327,510
                                                                               --------------        ----------
         Net income before cumulative effect of change in
           Accounting principle for revenue recognition                               143,382           491,263
         Cumulative effect of change in accounting
           Principle for revenue recognition                                                -          (502,800)
                                                                               --------------        ----------
         Net income (loss)                                                            143,382           (11,537)
                                                                               ==============        ==========
         Net income (loss) per common and common equivalent share:
         Basic                                                                 $          .03    $          .00
                                                                               ==============        ==========
         Diluted                                                               $          .03    $          .00
                                                                               ==============        ==========

         Weighted average number of common and common equivalent shares outstanding:
         Basic                                                                      5,022,231         5,015,981
                                                                               ==============        ==========
         Diluted                                                                    5,478,608         5,015,981
                                                                               ==============        ==========

Reconciliation of weighted average shares used for basic and diluted computation is as follows:

             Weighted average shares - Basic                                        5,022,231         5,015,981
             Dilutive effect of options and warrants                                  456,377                 -
                                                                               --------------        ----------
             Weighted average shares - Diluted                                      5,478,608         5,015,981
                                                                               ==============        ==========


See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                        Three Months Ended June 30, 2001
                                   (Unaudited)




                                      Common Stock
                                      par value $.001              Additional                             Total
                              --------------------------------      Paid-in            Retained        Stockholders'
                                 Shares            Amount           Capital            Earnings           Equity
                              --------------    --------------    --------------    --------------    --------------

Balance, March 31, 2001            5,022,231    $        5,022    $    6,732,704    $    6,380,662    $   13,118,388

Net income                                 -                 -                 -           143,382           143,382
                              --------------    --------------    --------------    --------------    --------------
Balance, June 30, 2001             5,022,231             5,022         6,732,704         6,524,044        13,261,770
                              ==============    ==============    ==============    ==============    ==============




See accompanying notes to unaudited consolidated financial statements.



                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Cash Flows
                    Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                                           2001               2000
                                                                                      --------------   --------------
Cash flows from operating activities:
    Net income (loss)                                                                 $      143,382          (11,537)
    Adjustments to reconcile net income (loss) to net cash
        Provided by operating
        activities:
        Provision for bad debt expense                                                        27,000                -
        Other                                                                                (88,966)               -
        Depreciation and amortization                                                        439,656          418,403
        Deferred tax benefit                                                                  35,586          279,721
        Cumulative effect of change in accounting principle for revenue recognition                -          502,800
        Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                                      2,978,428       (2,147,623)
           (Increase) decrease in unbilled contracts in progress                          (1,942,481)       1,177,209
           Increase in notes receivable - officers                                          (839,619)               -
           Increase in prepaid expenses and other assets                                    (312,301)        (237,860)
           Decrease in prepaid taxes                                                               -           48,302
           Increase in accounts payable                                                    1,203,174        1,493,796
        Increase in deferred revenue                                                         233,253          961,420
           (Decrease) increase in accrued job costs                                          (17,386)         656,953
           Decrease in other accrued liabilities                                            (201,228)         (89,150)
           Decrease in accrued compensation                                                  (49,570)         (78,245)
                                                                                      --------------   --------------

           Net cash provided by operating activities                                       1,608,928        2,974,189
                                                                                      --------------   --------------
Cash flows from investing activities:
    Purchases of fixed assets                                                               (146,343)        (253,272)
                                                                                      --------------   --------------
           Net cash used in investing activities                                            (146,343)        (253,272)
                                                                                      --------------   --------------

Cash flows from financing activities:
     Repayments of borrowings                                                             (1,285,000)        (900,000)
     Financing costs                                                                        (158,399)        (104,000)
     Decrease in advances to affiliates                                                      266,897                -
                                                                                      --------------   --------------

           Net cash used in financing activities                                          (1,176,502)      (1,004,000)
                                                                                      --------------   --------------

           Net increase in cash and cash equivalents                                         286,083        1,716,917

Cash and cash equivalents at beginning of period                                             855,219        1,106,823
                                                                                      --------------   --------------
Cash and cash equivalents at end of period                                            $    1,141,302        2,823,740
                                                                                      ==============   ==============


Supplemental disclosure:
    Interest paid during the period                                                   $      168,842          320,126
                                                                                      ==============   ==============
    Income tax paid during the period                                                 $       47,000            7,012
                                                                                      ==============   ==============



See accompanying notes to unaudited consolidated financial statements.

                 CoActive Marketing Group, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

                             June 30, 2001 and 2000



(1)      Basis of Presentation
         ---------------------

         The interim consolidated financial statements of CoActive Marketing Group, Inc. (the "Company") for the three month periods ended June 30, 2001 and 2000 have been prepared without audit. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three month period ended June 30, 2001 is not necessarily indicative of the results for a full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

(2)      Earnings Per Share
         ------------------

         Options and warrants to purchase 1,172,175 and 1,252,500 shares of common stock at prices ranging from $2.00 to $10.00 and $2.50 to $10.00 per share were outstanding during the three months ended June 30, 2001 and 2000, respectively and expire through April 30, 2011. These options and warrants were excluded from the computation of diluted earnings per share for each period because the exercise prices exceeded the fair market value of the Company's common stock.

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

(5)      Note Receivable from Officer
         ----------------------------

         On June 19, 2001, a director of the Company executed a secured promissory note in favor of a wholly-owned subsidiary of the Company pursuant to which the director is obligated to reimburse the Company for amounts advanced to ComedyLab Productions, Inc. ("ComedyLab") an entity which the Company is currently entitled to receive a 33% equity interest. As the Company is not responsible for the liabilities and or losses, if any, of ComedyLab, a previously recorded share of ComedyLab's losses in the amount of $88,966, which reduced the receivable amount recorded as due from affiliate at March 31, 2001 has been included in Other income during the three months ended June 30, 2001 and, together with the total of such advances, been reclassified and recorded as a note receivable from officer.

(6)      Notes Payable- Bank
         -------------------

         On May 17, 2001, the Company replaced its then existing bank loan agreement with a new credit agreement with another bank (the "Credit Agreement") pursuant to which the Company obtained a $4,000,000 three-year term loan (the "Term Loan") and a $2,000,000 revolving loan credit facility (the "Revolving Loan", and together with the Term Loan, the "New Loans"). Contemporaneously with the closing of the Credit Agreement, the Company borrowed $4,000,000 under the Term Loan and $1,000,000 under the Revolving Loan. $4,510,000 of the proceeds of the New Loans was used to refinance the loan balance of its prior loan agreement and the balance of the proceeds to increase its working capital. Borrowings under the Credit Agreement are evidenced by promissory notes and are secured by all of the Company's assets. Principal payments on the Term Loan are to be made in twelve equal quarterly installments of $333,333 commencing on June 30, 2001. At June 30, 2001, the Company's outstanding loans under the Credit Agreement amounted to $4,250,000 which amount, as June 30 fell on a weekend, included the otherwise due $333,333 Term Loan payment which was paid on July 2, 2001.

(7)      Income Taxes
         ------------

         The provision for income taxes for the three month period ended June 30, 2001 and 2000 is based upon the Company's estimated effective tax rate for the respective year.

(8)      Effect of Recently Issued Accounting Standards FAS 141 and FAS 142
         ------------------------------------------------------------------

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No.141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for the purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $17,772,742 and there are no other intangible assets. Amortization expense during the three-month period ended June 30, 2001 was $260,515. At present, the Company is currently assessing but has not yet determined the impact the adoption of SFAS 141 and SFAS 142 will have on its financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -------------

                  The following discussion compares the Company's consolidated results of operations for the three month period ended June 30, 2001 to the Company's consolidated results of operations for the three month period ended June 30, 2000. The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

Results of Operations

         The following table presents operating data of the Company, expressed as a percentage of sales for each of the three month periods ended June 30, 2001, and 2000:

                                                                   Quarter Ended June 30,
                                                                   ----------------------
                                                                      2001        2000
                                                                   ---------    ---------
Statement of Operations Data:
Sales                                                                 100.0%       100.0%
Direct expenses                                                        69.9%        67.6%
Gross profit                                                           30.1%        32.4%
Salaries                                                               14.0%        12.1%
Selling, general and administrative expense                            13.7%        12.2%
Total operating expense                                                27.7%        24.3%
Operating income                                                        2.3%         8.1%
Interest expense, net                                                   1.2%         1.7%
Other                                                                   0.7%         n/a
Income before provision for taxes                                       1.8%         6.5%
Provision for income taxes                                              0.7%         2.6%
Net  income  before  cumulative  effect  of  change  in
   accounting principle for revenue recognition                         1.1%         3.9%
Cumulative effect of change in accounting
   principle for revenue recognition                                    n/a          4.0%
Net income (loss)                                                       1.1%        (0.1%)
Other Data:
EBITDA                                                                  6.4%         7.5%





         The following table presents operating data of the Company, expressed as a comparative percentage of change for the three month period ended June 30, 2001 compared to the three month period ended June 30, 2000 and the three month period ended June 30, 2000 compared to the three month period ended June 30, 1999:


                                                                   Quarter Ended June 30,
                                                                   ----------------------
                                                                      2001        2000
                                                                   ---------    ---------
Statement of Operations Data:
Sales                                                                   3.7%        44.2%
Direct expenses                                                         7.2%        38.2%
Gross profit                                                           (3.7%)       58.5%
Salaries                                                               20.1%         2.8%
Selling, general and administrative expense                            16.9%         8.0%
Total operating expense                                                18.5%         5.4%
Operating income                                                      (70.2%)        n/a
Interest expense, net                                                 (26.4%)         .3%
Income before provision for income taxes                              (70.6%)        n/a
Provision (benefit) for income taxes                                  (70.3%)        n/a
Net income before cumulative effect of change  in
   accounting principle for revenue recognition                       (70.8%)        n/a
Cumulative effect of change in accounting
   principle for revenue recognition                                    n/a          n/a
Net income (loss)                                                       n/a          n/a
Other Data:
EBITDA                                                                (11.6%)      390.4%



                  Sales. Sales for the quarter ended June 30, 2001 were $13,126,000, compared to sales of $12,663,000 for the quarter ended June 30, 2000, an increase of $463,000. The increase was primarily attributable to an increase in contracted sales during the quarter. At June 30, 2001, the Company's sales backlog amounted to approximately $16,500,000 compared to a sales backlog of approximately $14,623,000 at June 30, 2000.

                  Direct Expenses. Direct expenses for the quarter ended June 30, 2001 were $9,178,000, compared to $8,561,000 for the comparable prior year quarter, an increase of $617,000. The increase was primarily attributable to an increase in variable direct expenses which are applicable to and relate to the increase in sales. The increase in direct expenses as a percentage of sales for the quarter ended June 30, 2001 was primarily the result of the aggregate mix of client projects having a lower gross profit margin than the mix of the Company's projects during the comparable prior year quarter.

                  Gross Profit. As a result of the changes in sales and direct expenses, the Company's gross profit for the quarter ended June 30, 2001 decreased to $3,948,000 from $4,102,000 for the quarter ended June 30, 2000.

                  Operating Expenses. Operating expenses for the quarter ended June 30, 2001 increased by $568,000 and amounted to $3,641,000, compared to operating expenses of $3,073,000 for the quarter ended June 30, 2000. The increase in operating expenses for the quarter ended June 30, 2001 was primarily the result of the overall increase in salaries, bonuses and related payroll expenses, and selling, general and administrative expenses related to supporting and maintaining an anticipated increase in the level of operations.

                  Interest Expense. Interest expense for the quarter ended June 30, 2001 decreased to $155,000, compared to interest expense of $211,000 for the quarter ended June 30, 2000. The decrease in interest expense for the quarter ended June 30, 2001 was primarily related to the decrease in the Company's bank and subordinated debt borrowings, compared to such borrowings at June 30, 2000.

                  Other. On June 19, 2001, a director of the Company executed a secured promissory note in favor of a wholly-owned subsidiary of the Company pursuant to which the director is obligated to reimburse the Company for amounts advanced to ComedyLab Productions, Inc. ("ComedyLab") an entity which the Company is currently entitled to receive a 33% equity interest. As the Company is not responsible for the liabilities and or losses, if any, of ComedyLab, a previously recorded share of ComedyLab's losses in the amount of $88,966 which reduced the receivable amount recorded as due from affiliate at March 31, 2001 has been included in Other income during the three months ended June 30, 2001 and,, together with the total of such advances, been reclassified and recorded as a note receivable from officer.

                  Provision For Income Taxes. The provision for federal, state and local income taxes for the quarters ended June 30, 2001 and 2000 were based upon the Company's estimated effective tax rate for the respective fiscal year.

                  Net Income Before Cumulative Effect of Change in Accounting Principle for Revenue Recognition. As the Company did not have a cumulative effect of change in accounting principle for revenue recognition for the quarter ended June 30, 2001, the Company's net income for the quarter was $143,000, compared to net income before the cumulative effect of the change in accounting principle for revenue recognition of $491,000.

                  Cumulative Effect of Change in Accounting Principle for Revenue Recognition. For the quarter ended June 30, 2000, the Company recognized $(502,800) as the cumulative effect of the change in accounting principle for revenue recognition.

                  Net Income (Loss). As a result of the items discussed above, net income for the quarter ended June 30, 2001 was $143,000 compared to a net loss of $(12,000) for the comparable prior year quarter.

Liquidity and Capital Resources.

                  On May 17, 2001, the Company replaced its then existing bank loan agreement with a new credit agreement with another bank (the "Credit Agreement") pursuant to which the Company obtained a $4,000,000 three-year term loan (the "Term Loan") and a $2,000,000 revolving loan credit facility (the "Revolving Loan", and together with the Term Loan, the "New Loans"). Contemporaneously with the closing of the Credit Agreement, the Company borrowed $4,000,000 under the Term Loan and $1,000,000 under the Revolving Loan. $4,510,000 of the proceeds of the New Loans was used to refinance the loan balance of its prior loan agreement and the balance of the proceeds to increase its working capital. Borrowings under the Credit Agreement are evidenced by promissory notes and are secured by all of the Company's assets. Principal payments on the Term Loan are to be made in twelve equal quarterly installments of $333,333 commencing on June 30, 2001. At June 30, 2001, the Company's outstanding loans under the Credit Agreement amounted to $4,250,000 which amount, as June 30 fell on a weekend, included the otherwise due $333,333 Term Loan payment which was paid on July 2, 2001.

                  For the quarter ended June 30, 2001, the Company's activities and the combined repayment of $1,285,000 of bank and subordinated debt borrowings were funded from working capital. At June 30, 2001, the Company had cash and cash equivalents totaling $1,141,000 and a working capital deficit of $4,184,000 compared to cash and cash equivalents of $855,000 and a working capital deficit of $3,878,000 at March 31, 2001. The decrease in working capital at June 30, 2001 compared with March 31, 2001 was primarily the result of the net effect during the quarter of the Company's increase in accounts payable and deferred revenue totaling $1,618,000 after being offset by a decrease in accrued liabilities for costs and expenses totaling $414,000 together with a decrease totaling $1,025,000 in bank and subordinated notes payable. Stockholders' equity increased to $13,262,000 as a result of the Company's net income for the quarter ended June 30, 2001. Management believes cash generated from operations together with availability under the Credit Agreement will be sufficient to meet the Company's cash requirements for fiscal 2002. To the extent the Company is required to seek additional external financing, there can be no assurance that the Company will be able to obtain such additional funding to satisfy its cash requirements for fiscal 2002 or as subsequently required in the Credit Agreement.

                  For the quarter ended June 30, 2001, (A) cash provided by operating activities amounted to $1,609,000, primarily as a result of the net aggregate of (i) net income and non-cash charges for depreciation and amortization, (ii) a decrease in accounts receivable, and (iii) increases in accounts payable and deferred revenue, as offset by (i) an increase in unbilled contracts in progress, (ii) an increase in notes receivable from officers, (iii) an increase in prepaid expenses and other assets, and (iv) decreases in accrued job costs and other accrued expenses; (B) cash used in investing activities to purchase fixed assets amounted to $146,000; and (C) cash used in financing activities to repay borrowings and pay financing costs related to bank borrowings offset by a decrease in advances to affiliates amounted to $1,177,000. As a result of the net effect of the aforementioned, the Company's cash and cash equivalents at June 30, 2001 increased by $286,000.

Forward Looking Statements.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof or other variations thereon or comparable terminology are intended to identify, forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company's expectations are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 under "Risk Factors", including but not limited to "Dependence on Key Personnel," "Customers, " "Unpredictable Revenue Patterns, " "Competition, " "Risk Associated with Acquisitions, " "Expansion Risk, " "Control by Executive Officers, " "Outstanding Indebtedness;" "Security Interest, " and "Shares Eligible for Future Sale. " Other factors may be described from time to time in the Company's public filings with the Commission, news releases and other communications. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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

                                              COACTIVE MARKETING GROUP, INC.



Dated: August 14, 2001                         By: /s/ JOHN P. BENFIELD
                                                   -----------------------------
                                                   John P. Benfield, President
                                                   (Principal Executive Officer)
                                                   and Director



Dated: August 14, 2001                        By:  /s/ DONALD A. BERNARD
                                                   -----------------------------
                                                   Donald A. Bernard, Executive
                                                   Vice President and Chief
                                                   Financial Officer
                                                   (Principal Accounting and
                                                   Financial Officer) and
                                                   Director
                                       14