Form 10-Q
period 2001-09-30
COACTIVE MARKETING GROUP INC
filed 2001-11-13
CIK 886475

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

For the quarterly period ended September 30, 2001

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

                                Yes [X]   No [ ]

On November 12, 2001, 5,028,481 shares of the Registrant's Common Stock, par value $.001 a share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----

PART I -  FINANCIAL INFORMATION
-------------------------------

Item 1. Consolidated Financial Statements of CoActive Marketing Group, Inc. and Subsidiaries (Unaudited)

          Consolidated Balance Sheets - September 30, 2001 and March 31,
          2001 ............................................................   3

          Consolidated Statements of Operations - Three month and six month
          periods ended September 30, 2001 and September 30, 2000 .........   4

          Consolidated Statement of Stockholders' Equity - Six month period
          ended September 30, 2001 ........................................   5

          Consolidated Statements of Cash Flows - Six month periods ended
          September 30, 2001 and September 30, 2000 .......................   6

          Notes to Unaudited Consolidated Financial Statements ............   7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...........................................   9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ......  12

PART II - OTHER INFORMATION ...............................................  13
---------------------------

Item 1, 2, 3 and 5.                  Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.              None.

          (b) Reports on Form 8-K.   None

SIGNATURES ................................................................  14
----------

                         PART I - FINANCIAL INFORMATION
                         COACTIVE MARKETING GROUP, INC.
                           Consolidated Balance Sheets
                      September 30, 2001 and March 31, 2001


                                                                   September 30, 2001   March 31, 2001*
                                                                   ------------------   ---------------
                                                                      (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                          $ 1,301,009         $   855,219
   Accounts receivable, net of allowance for doubtful accounts of
      $154,000 and $100,000, respectively                              10,938,635          11,337,524
   Unbilled contracts in progress                                       2,332,557             820,213
   Due from affiliate                                                          --             177,931
   Note receivable from officer                                           561,990                  --
   Prepaid taxes                                                          158,870             158,870
   Prepaid expenses and other current assets                              735,045             857,054
                                                                      -----------         -----------
   Total current assets                                                16,028,106          14,206,811
                                                                      -----------         -----------

Property and equipment, net                                             1,805,217           1,944,041

Investment in MarketVision                                                325,630             325,630
Note receivable from officer                                              550,000             225,000
Goodwill, net                                                          17,512,226          18,033,257
Deferred financing costs, net                                             240,818              98,474
Other assets                                                              172,834             171,187
                                                                      -----------         -----------
   Total assets                                                       $36,634,831         $35,004,400
                                                                      ===========         ===========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                   $ 4,992,984         $ 4,027,363
   Deferred revenue                                                     2,943,057           3,599,903
   Accrued job costs                                                    6,985,756           6,273,374
   Accrued compensation                                                   290,516             128,124
   Other accrued liabilities                                            1,096,450             944,824
   Deferred taxes payable                                                 342,715             127,424
   Notes payable bank - current                                         1,666,667           1,733,333
   Subordinated notes payable - current                                   625,000           1,250,000
                                                                      -----------         -----------
   Total current liabilities                                           18,943,145          18,084,345

Notes payable bank, less current portion                                3,550,000           3,176,667
Subordinated notes payable, less current portion                          625,000             625,000
                                                                      -----------         -----------
        Total liabilities                                              23,118,145          21,886,012
                                                                      -----------         -----------

Stockholders' equity:
   Class A convertible preferred stock, par value                              --                  --
      $.001; authorized 650,000 shares; none issued and outstanding
   Class B convertible preferred stock, par value                              --                  --
      $.001; authorized 700,000 shares; none issued and outstanding
   Preferred stock, undesignated; authorized                                   --                  --
      3,650,000 shares; none issued and outstanding
   Common stock, par value $.001; authorized
      25,000,000 shares; issued and outstanding 5,028,481 shares
      at September 30, 2001 and 5,022,231 at March 31, 2001                 5,028               5,022
   Additional paid-in capital                                           6,739,898           6,732,704
   Retained earnings                                                    6,771,760           6,380,662
                                                                      -----------         -----------
   Total stockholders' equity                                          13,516,686          13,118,388
                                                                      -----------         -----------
   Total liabilities and stockholders' equity                         $36,634,831         $35,004,400
                                                                      ===========         ===========

* The consolidated balance sheet as of March 31, 2001 has been summarized from the Company's audited balance sheet as of that date.


     See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Operations
 Three Month and Six Month Periods Ended September 30, 2001 and September 30, 2000
                                   (Unaudited)


                                                    Three Months Ended           Six Months Ended
                                                      September 30,               September 30,
                                                    2001          2000          2001          2000
                                                -----------   -----------   -----------   -----------

Sales                                           $13,272,562    11,686,717    26,398,361    24,349,281
Direct expenses                                   8,980,399     8,348,323    18,158,282    16,908,972
                                                -----------   -----------   -----------   -----------

     Gross Profit                                 4,292,163     3,338,394     8,240,079     7,440,309
                                                -----------   -----------   -----------   -----------
Salaries and payroll taxes                        1,942,163     1,658,228     3,778,133     3,186,701
Selling, general and administrative expense       1,816,716     1,450,334     3,621,942     2,994,413
                                                -----------   -----------   -----------   -----------

     Total operating expenses                     3,758,879     3,108,562     7,400,075     6,181,114
                                                -----------   -----------   -----------   -----------
Operating income                                    533,284       229,832       840,004     1,259,195

Interest expense, net                               120,410       198,373       275,461       408,963
Other income                                             --            --        88,966            --
                                                -----------   -----------   -----------   -----------

Income before provision for income taxes            412,874        31,459       653,509       850,232
Provision for income taxes                          165,155        12,581       262,411       340,091
                                                -----------   -----------   -----------   -----------

Net income before cumulative effect of change
   in accounting principle for revenue
   recognition                                      247,719        18,878       391,098       510,141
Cumulative effect of change in accounting
   principle for revenue recognition                     --            --            --      (502,800)
                                                -----------   -----------   -----------   -----------

Net income                                          247,719        18,878       391,098         7,341
                                                -----------   -----------   -----------   -----------

Net income per common and common
   Equivalent share:


   Basic                                        $       .05   $       .00   $       .08   $       .00
                                                ===========   ===========   ===========   ===========

   Diluted                                      $       .04   $       .00   $       .07   $       .00
                                                ===========   ===========   ===========   ===========

Weighted average number of common and
   common equivalent shares outstanding:


   Basic                                          5,023,658     5,015,581     5,022,948     5,015,981
                                                ===========   ===========   ===========   ===========

   Diluted                                        5,555,616     5,475,977     5,516,565     5,522,667
                                                ===========   ===========   ===========   ===========

Reconciliation of weighted average shares used for basic and diluted computation is as follows:


Weighted average shares - Basic                   5,023,658     5,015,981     5,022,948     5,015,981

Dilutive effect of options and warrants             531,958       459,996       493,617       506,686
                                                  ---------     ---------     ---------     ---------

Weighted average shares - Diluted                 5,555,616     5,475,977     5,516,565     5,522,667
                                                  =========     =========     =========     =========


     See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                       Six Months Ended September 30, 2001
                                   (Unaudited)



                                     Common Stock
                                    par value $.001       Additional                     Total
                                -----------------------     Paid-In       Retained   Stockholders'
                                  Shares      Amount        Capital       Earnings       Equity
                                ---------   -----------   -----------   -----------   -----------

Balance, March 31, 2001         5,022,231   $     5,022   $ 6,732,704   $ 6,380,662   $13,118,388

Exercise of options                 6,250             6         7,194            --         7,200

Net Income                             --            --            --       391,098       391,098
                                ---------   -----------   -----------   -----------   -----------

Balance, September 30, 2001     5,028,481   $     5,028   $ 6,739,898   $ 6,771,760   $13,516,686
                                =========   ===========   ===========   ===========   ===========


     See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Cash Flows
                  Six Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                               2001           2000
                                                                           -----------    -----------
Cash flows from operating activities:
   Net income                                                              $   391,098    $     7,341
   Adjustments to reconcile net income to net cash provided by operating
     Activities:
       Provision for bad debt expense                                           54,000             --
       Other                                                                   (88,966)            --
       Depreciation and amortization                                           934,399        852,136
       Deferred tax benefit                                                     35,586         92,800
       Cumulative effect of change in accounting principle for revenue
         Recognition                                                                --        502,800
       Changes in operating assets and liabilities:
          Decrease in accounts receivable                                      344,889        811,255
          Increase in unbilled contracts in progress                        (1,512,344)      (985,725)
          Increase in notes receivable officers                               (886,990)            --
          Decrease (increase) in prepaid expenses and other assets             120,362       (300,980)
          Decrease in prepaid taxes                                                 --        231,329
          Increase in accounts payable                                         965,621      1,001,851
          (Decrease) increase in deferred revenue                             (656,846)     1,605,283
          Increase in accrued job costs                                        712,382        100,326
          Increase in accrued taxes payable                                    179,705             --
          Increase (decrease) in other accrued liabilities                     151,626       (499,599)
          Increase (decrease) in accrued compensation                          162,392        (39,941)
                                                                           -----------    -----------

          Net cash provided by operating activities                            906,914      3,378,876
                                                                           -----------    -----------

Cash flows from investing activities:
   Purchases of fixed assets                                                  (190,507)      (422,501)
                                                                           -----------    -----------

          Net cash used in investing activities                               (190,507)      (422,501)
                                                                           -----------    -----------

Cash flows from financing activities:
   Repayments of borrowings                                                   (318,333)    (1,500,000)
   Financing costs                                                            (226,381)      (104,000)
   Decrease in advances to affiliates                                          266,897             --
   Proceeds from exercise of stock options                                       7,200             --
                                                                           -----------    -----------

          Net cash used in financing activities                               (270,617)    (1,604,000)
                                                                           -----------    -----------

          Net increase in cash and cash equivalents                            445,790      1,352,375

Cash and cash equivalents at beginning of period                               855,219      1,106,823
                                                                           -----------    -----------
Cash and cash equivalents at end of period                                 $ 1,301,009    $ 2,459,198
                                                                           ===========    ===========
Supplemental disclosure:
   Interest paid during the period                                         $   207,942    $   565,191
                                                                           ===========    ===========
   Income tax paid during the period                                       $    47,000    $    49,244
                                                                           ===========    ===========


     See accompanying notes to unaudited consolidated financial statements.

                 CoActive Marketing Group, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

                           September 30, 2001 and 2000


(1)      Basis of Presentation
         ---------------------

         The interim financial statements of CoActive Marketing Group, Inc. (the "Company") for the three and six month periods ended September 30, 2001 and 2000 have been prepared without audit. In the opinion of management, such financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three and six month periods ended September 30, 2001 are not necessarily indicative of the results for a full year.

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

(2)      Earnings Per Share
         ------------------

         Options and warrants to purchase 1,235,589 and 1,303,126 shares of common stock at prices ranging from $2.31 to $10.00 and $2.00 to $10.00 per share were excluded from the computation of diluted earnings per share during the three months ended September 30, 2001 and 2000, respectively and options and warrants to purchase 1,235,589 and 1,282,501 shares of common stock at prices ranging form $2.31 to $10.00 per share were excluded from the computation of diluted earnings per share during the six months ended September 30, 2001 and 2000, respectively. These options and warrants expire through April 30, 2011 and were excluded from the computation of diluted earnings per share for each period because the exercise prices exceeded the fair market value of the Company's common stock.

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

(5)      Note Receivable from Officer
         ----------------------------

         On June 19, 2001, a director of the Company executed a secured promissory note in favor of a wholly-owned subsidiary of the Company pursuant to which the director is obligated to reimburse the Company for amounts advanced to ComedyLab Productions, Inc. ("ComedyLab") an entity which the Company is currently entitled to receive a 33% equity interest. As the Company is not responsible for the liabilities and or losses, if any, of ComedyLab, a previously recorded share of ComedyLab's losses in the amount of $88,966, which reduced the receivable amount recorded as due from affiliate at March 31, 2001 has been included in other income during the six months ended September 30, 2001 and together with the total of such advances, been reclassified and recorded as a note receivable from officer.

(6)      Notes Payable - Bank
         --------------------

         On May 17, 2001, the Company replaced its then existing bank loan agreement with a new credit agreement with another bank (the "Credit Agreement") pursuant to which the Company obtained a $4,000,000 three-year term loan (the "Term Loan") and a $2,000,000 revolving loan credit facility (the "Revolving Loan", and together with the Term Loan, the "New Loans"). Contemporaneously with the closing of the Credit Agreement, the Company borrowed $4,000,000 under the Term Loan and $1,000,000 under the Revolving Loan. $4,510,000 of the proceeds of the New Loans was used to refinance the loan balance of its prior loan agreement and the balance of the proceeds to increase its working capital. Borrowings under the Credit Agreement are evidenced by promissory notes and are secured by all of the Company's assets. Principal payments on the Term Loan are to be made in twelve equal quarterly installments of $333,333 commencing June 30, 2001. At September 30, 2001, the Company's outstanding loans under the Credit Agreement amounted to $5,216,667 which amount, as September 30 fell on a weekend, included the otherwise due $333,333 Term Loan payment which was paid on October 1, 2001.

(7)      Income Taxes
         ------------

         The provision for income taxes for the three and six month periods ended September 30, 2001 and 2000 is based upon the Company's estimated effective tax rate for the respective years.

(8)      Effect of Recently Issued Accounting Standards FAS 141 and FAS 142
         ------------------------------------------------------------------

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for the purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

         The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $17,512,226 and there are no other intangible assets. Amortization expense during the three-month and six month periods ended September 30, 2001 was $260,516 and $521,031, respectively. At present, the Company is currently assessing but has not yet determined the impact the adoption of SFAS 141 and SFAS 142 will have on its financial position and results of operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

         The following discussion compares the Company's consolidated results of operations for the three and six month periods ended September 30, 2001 to the Company's consolidated results of operations for the three and six month periods ended September 30, 2000. The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

Results of Operations

         The following table presents operating data of the Company, expressed as a percentage of sales for each of the three and six month periods ended September 30, 2001 and 2000:


                                                     Three Months Ended    Six Months Ended
                                                        September 30,        September 30,
                                                     ------------------    ----------------
                                                      2001        2000      2001      2000
                                                     ------      ------    ------    ------

Statement of Operations Data:
Sales                                                100.0%      100.0%    100.0%    100.0%
Direct expenses                                       67.7%       71.4%     68.8%     69.4%
Gross profit                                          32.3%       28.6%     31.2%     30.6%
Salaries                                              14.6%       14.2%     14.3%     13.1%
Selling, general and administrative expense           13.7%       12.4%     13.7%     12.3%
Total operating expenses                              28.3%       26.6%     28.0%     25.4%
Operating income                                       4.0%        2.0%      3.2%      5.2%
Interest expense, net                                  0.9%        1.7%      1.0%      1.7%
Income before provision for income taxes               3.1%        0.3%      2.5%      3.5%
Provision for income taxes                             1.2%        0.1%      1.0%      1.4%
Net income before cumulative effect of change in
  accounting principle for revenue recognition         1.9%        0.2%      1.5%      2.1%
Cumulative effect of change in accounting
  Principle for revenue recognition                     --          --        --       2.1%
Net income                                             1.9%        0.2%      1.5%       --
Other Data:
EBITDA                                                 7.3%        5.7%      6.8%      6.6%

         The following table presents operating data of the Company, expressed as a comparative percentage of change for the three and six month periods ended September 30, 2001 compared to the three and six month periods ended September 30, 2000 and the three and six month periods ended September 30, 2000 compared to the three and six month periods ended September 30, 1999:

                                                        Three Months Ended     Six Months Ended
                                                           September 30,         September 30,
                                                        ------------------    ------------------
                                                          2001      2000        2001      2000
                                                        --------  --------    --------  --------
Statement of Operations Data:
Sales                                                      13.6%     27.6%        8.4%     35.7%
Direct expenses                                             7.6%     16.7%        7.4%     35.3%
Gross profit                                               28.6%     16.7%       10.7%     36.6%
Salaries                                                   17.1%      7.2%       18.6%      8.7%
Selling, general and administrative expense                25.3%     (8.4%)      21.0%     (5.0%)
Total operating expenses                                   20.9%     (1.0%)      19.7%      2.1%
Operating income                                          132.0%      n/a       (33.3%)     n/a
Interest expense, net                                     (39.3%)     8.1%      (32.6%)     6.1%
Income before provision for income taxes                1,212.4%      n/a       (23.1%)     n/a
Provision for income taxes                              1,212.7%      n/a       (22.8%)     n/a
Net income before cumulative effect of change in
  accounting principle for revenue recognition          1,212.2%      n/a       (23.3%)     n/a
Cumulative effect of change in accounting principle
  for revenue recognition                                   n/a       n/a         n/a       n/a
Net income                                              1,212.2%      n/a     5,227.6%      n/a
Other Data:
EBITDA                                                     46.4%    559.9%       12.3%      n/a


         Sales. Sales for the quarter ended September 30, 2001 were $13,273,000, compared to sales of $11,687,000 for the quarter ended September 30, 2000, an increase of $1,586,000. Sales for the six months ended September 30, 2001 were $26,398,000, compared to sales of $24,349,000 for the six months ended September 31, 2000, an increase of $2,049,000. The increase in sales for both the quarter and six month period was primarily attributable to a greater amount of contracted sales materializing during the respective periods.

         Direct Expenses. Direct expenses for the quarter ended September 30, 2001 were $8,980,000, compared to $8,348,000 for the comparable prior year quarter, an increase of $632,000. Direct expenses for the six months ended September 30, 2001 were $18,158,000, compared to $16,909,000 for the comparable prior year six month period, an increase of $1,249,000. The increase in direct expenses for both the quarter and six month period was primarily attributable to the increase in variable direct expenses which are applicable to and relate to the increase in sales for the respective periods. The respective decrease in direct expenses as a percentage of sales for both the quarter and for the six month period ended September 30, 2001 was primarily the result of the aggregate mix of client projects having a higher gross profit margin than the mix of the Company's projects in the respective comparable prior year quarter and six month period.

         As a result of these changes in sales and direct expenses, gross profit for the quarter and six month periods ended September 30, 2001 increased to $4,292,000 and $8,240,000, respectively, from $3,338,000 and $7,440,000 for the prior year respective periods.

         Operating Expenses. Operating expenses for the quarter and six month period ended September 30, 2001 increased by $650,000 to $3,759,000 compared to $3,109,000 for the quarter ended September 30, 2000. Operating expenses for the six months ended September 30, 2001 increased by $1,219,000 to $7,400,000 compared to $6,181,000 for the comparable six month period. The increase in operating expenses for the quarter and six month period was primarily the result of the increase in variable costs related to salaries and related payroll expenses of added personnel, accrued bonuses, and selling and general and administrative expenses to support and maintain an anticipated increase in level of operations.

         Interest Expense. Interest expense for the quarter and six month period ended September 30, 2001 decreased by $78,000 and $134,000 to $120,000 and $275,000 respectively, compared to interest expense of $198,000 and $409,000 respectively for the quarter and six month period ended September 30, 2000. The decrease in interest expense for the quarter and six month period ended September 30, 2001 was primarily related to the decrease in bank and subordinated debt loans and the reduction in interest rates compared to such loans and interest rates for the comparable periods of the prior year.

         Other. On June 19, 2001, a director of the Company executed a secured promissory note in favor of a wholly-owned subsidiary of the Company pursuant to which the director is obligated to reimburse the Company for amounts advanced to ComedyLab Productions, Inc. ("ComedyLab") an entity which the Company is currently entitled to receive a 33% equity interest. As the Company is not responsible for the liabilities and or losses, if any, of ComedyLab, a previously recorded share of ComedyLab's losses in the amount of $88,966 which reduced the receivable amount recorded as due from affiliate at March 31, 2001 has been included in other income during the six months ended September 30, 2001 and, together with the total of such advances, been reclassified and recorded as a note receivable from officer.

         Provision For Income Taxes. The provision for federal, state and local income taxes as are respectively reflected for the quarter and six month periods ended September 30, 2001 and 2000 were based upon the Company's estimated effective tax rate for the respective fiscal years.

         Net Income Before Cumulative Effect of Change in Accounting Principle for Revenue Recognition. As the Company did not have a cumulative effect of change in accounting principle for revenue recognition for the quarter and six month periods ended September 30, 2001, the Company's net income for the quarter and six month period ended September 30, 2001 was $248,000 and $391,000 respectively, compared to net income before the cumulative effect of the change in accounting principle for revenue recognition of $19,000 and $510,000 respectively for the quarter and six month period ended September 30, 2000.

         Cumulative Effect of Change in Accounting Principle for Revenue Recognition. For the six months ended September 30, 2000, the Company recognized ($502,800) as the cumulative effect of the change in accounting principle for revenue recognition.

         Net Income. As a result of the items discussed above, net income for the quarter and six month period ended September 30, 2001 was $248,000 and $391,000 respectively, compared to net income $19,000 and $7,000 respectively, for the prior year quarter and six month period ended September 30, 2000.

Liquidity and Capital Resources.

         On May 17, 2001, the Company replaced its then existing bank loan agreement with a new credit agreement with another bank (the "Credit Agreement") pursuant to which the Company obtained a $4,000,000 three-year term loan (the "Term Loan") and a $2,000,000 revolving loan credit facility (the "Revolving Loan", and together with the Term Loan, the "New Loans"). Contemporaneously with the closing of the Credit Agreement, the Company borrowed $4,000,000 under the Term Loan and $1,000,000 under the Revolving Loan. $4,510,000 of the proceeds of the New Loans was used to refinance the loan balance of its prior loan agreement and the balance of the proceeds to increase its working capital. Borrowings under the Credit Agreement are evidenced by promissory notes and are secured by all of the Company's assets. Principal payments on the Term Loan are to be made in twelve equal quarterly installments of $333,333 commencing on June 30, 2001. At September 30, 2001, the Company's outstanding loans under the Credit Agreement amounted to $5,216,667 which amount, as September 30 fell on a weekend, included the otherwise due $333,333 Term Loan payment which was paid on October 1, 2001.

         For the six months ended September 30, 2001, the Company's activities and the repayment of $625,000 of the Company's subordinated notes payable were funded from existing working capital. At September 30, 2001, the Company had cash and cash equivalents totaling $1,301,000 and a working capital deficit of $2,915,000 compared to cash and cash equivalents of $855,000 and a working capital deficit of $3,878,000 at March 31, 2001. The increase in working capital at September 30, 2001 compared with March 31, 2001 was primarily the result of the net effect during the six month period of the aggregate of (i) increases in cash of $446,000, accounts receivable and unbilled contracts in progress totaling $1,114,000, notes receivable from officer of $562,000 and (ii) decreases in deferred revenue of $657,000, current notes payable to bank and current subordinated notes payable totaling $691,000, offset by (iii) increases in accounts payable and accrued job costs totaling $1,678,000, other accrued liabilities and expenses totaling $529,000 and (iv) decreases in due from affiliate of $178,000 and prepaid and other assets of $122,000. Stockholders' equity increased to $13,517,000 primarily as a result of the Company's net income for the six months ended September 30, 2001. Management believes cash generated from operations together with availability under the Credit Agreement will be sufficient to meet the Company's cash requirements for its current fiscal year.

         For the six months ended September 30, 2001: (A) cash provided by operating activities amounted to $907,000, primarily as a result of the net aggregate of (i) net income and non-cash charges for depreciation and amortization, (ii) decreases in accounts receivable, prepaid expenses and other assets, and (iii) increases in accounts payable and accrued job costs and other accrued expenses, which were offset by (i) increases in unbilled contracts in progress, notes receivable from officers, and (ii) a decrease in deferred revenue; (B) cash used in investing activities to purchase fixed assets amounted to $190,000; and (C) cash used in financing activities to repay borrowings and pay financing costs related to bank borrowings offset by a decrease in advances to affiliates and the proceeds from the exercise of stock options amounted to $271,000. As a result of the net effect of the aforementioned, the Company's cash and cash equivalents at September 30, 2001 increased by $446,000.


Forward-Looking Statements.

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company's expectations are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 under "Risk Factors", including but not limited to "Dependence on Key Personnel," "Customers," "Unpredictable Revenue Patterns," "Competition," "Risk Associated with Acquisitions," "Expansion Risk," "Control by Executive Officers," "Outstanding Indebtedness," "Security Interest," and "Shares Eligible for Future Sale." Other factors may be described from time to time in the Company's public filings with the Securities and Exchange Commission, news releases and other communications. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Items 1, 2, 3 and 5. Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Annual Meeting of Stockholders of the Company was held on September 20, 2001 at 10:00 a.m. at the Company's offices at 415 Northern Boulevard, Great Neck, New York 11021. A majority of the Company's voting shares were present at the meeting, either in person or by proxy.

         At such meeting, the stockholders elected Paul A. Amershadian, John P. Benfield, Donald A. Bernard, Herbert M. Gardner, Joseph S. Hellman, Thomas E. Lachenman and Brian Murphy to the Board of Directors. All of these individuals will serve on the Board of Directors until the next annual meeting of stockholders and until their successors are duly elected and qualified.

         Directors                  Votes For        Votes Withheld
         ---------                  ---------        --------------
         Paul A. Amershadian        3,554,473            1,225
         John P. Benfield           3,554,473            1,225
         Donald A. Bernard          3,554,473            1,225
         Herbert M. Gardner         3,554,473            1,225
         Joseph S. Hellman          3,554,473            1,225
         Thomas E. Lachenman        3,554,473            1,225
         Brian Murphy               3,554,473            1,225

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a) Exhibits. None

         (b) Reports on Form 8-K. None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COACTIVE MARKETING GROUP, INC.



Dated: November 12, 2001               By: /s/ JOHN P. BENFIELD
                                           -------------------------------------
                                           John P. Benfield, President
                                           (Principal Executive Officer)
                                           and Director



Dated: November 12, 2001               By: /s/ DONALD A. BERNARD
                                           -------------------------------------
                                           Donald A. Bernard, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Accounting and Financial
                                           Officer) and Director