Form 10-Q
period 2001-12-31
COACTIVE MARKETING GROUP INC
filed 2002-02-04
CIK 886475

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

For the quarterly period ended December 31, 2001

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

         Yes [X]     No [ ]

On February 1, 2002, 5,028,481 shares of the Registrant's Common Stock, par value $.001 a share, were outstanding.

================================================================================

                                      INDEX
                                      -----

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Consolidated Financial Statements of CoActive Marketing Group, Inc. and Subsidiaries (Unaudited)

                  Consolidated Balance Sheets - December 31, 2001 and
                  March 31, 2001 ..........................................   3

                  Consolidated Statements of Operations - Three month
                  and nine month periods ended December 31, 2001 and
                  December 31, 2000 .......................................   4

                  Consolidated Statement of Stockholders' Equity - Nine
                  month period ended December 31, 2001 ....................   5

                  Consolidated Statements of Cash Flows - Nine month
                  periods ended December 31, 2001 and December 31, 2000 ...   6

                  Notes to Unaudited Consolidated Financial Statements ....   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......  12

PART II - OTHER INFORMATION ...............................................  13
---------------------------

Item 1, 2, 3, 4 and 5.     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

                  (a) Exhibits.     None.

                  (b) Reports on Form 8-K.     None

SIGNATURES ................................................................  14
----------

                         PART I - FINANCIAL INFORMATION

                         COACTIVE MARKETING GROUP, INC.
                           Consolidated Balance Sheets
                      December 31, 2001 and March 31, 2001


                                                                      December 31, 2001   March 31, 2001*
                                                                      -----------------   ---------------
                                                                         (Unaudited)

Assets
Current assets:
   Cash and cash equivalents                                             $ 1,598,630        $   855,219
   Accounts receivable, net of allowance for doubtful accounts of
      $84,000 and $100,000, respectively                                   7,477,515         11,337,524
   Unbilled contracts in progress                                          5,178,457            820,213
   Due from affiliate                                                             --            177,931
   Note receivable from officer                                              561,990                 --
   Prepaid taxes                                                             158,870            158,870
   Prepaid expenses and other current assets                                 796,507            857,054
                                                                         -----------        -----------
   Total current assets                                                   15,771,969         14,206,811

Property and equipment, net                                                1,767,603          1,944,041

Investment in MarketVision                                                   307,630            325,630
Note receivable from officer                                                 550,000            225,000
Goodwill, net                                                             17,251,711         18,033,257
Intangible asset                                                             200,000                 --
Deferred financing costs, net                                                214,923             98,474
Other assets                                                                 172,834            171,187
                                                                         -----------        -----------
   Total assets                                                          $36,236,670        $35,004,400
                                                                         ===========        ===========


Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                      $ 4,458,749        $ 4,027,363
   Deferred revenue                                                        2,739,381          3,599,903
   Accrued job costs                                                       8,279,322          6,273,374
   Accrued compensation                                                       86,796            128,124
   Other accrued liabilities                                                 571,992            944,824
   Deferred and accrued income taxes payable                                 514,731            127,424
   Notes payable bank - current                                            1,333,333          1,733,333
   Subordinated notes payable - current                                      625,000          1,250,000
                                                                         -----------        -----------
   Total current liabilities                                              18,609,304         18,084,345

Notes payable bank - long term                                             3,216,666          3,176,667
Subordinated notes payable - long term                                       625,000            625,000
                                                                         -----------        -----------
   Total liabilities                                                      22,450,970         21,886,012
                                                                         -----------        -----------
Stockholders' equity:
   Class A convertible preferred stock, par value                                 --                 --
      $.001; authorized 650,000 shares; none issued and outstanding
   Class B convertible preferred stock, par value                                 --                 --
      $.001; authorized 700,000 shares; none issued and outstanding
   Preferred stock, undesignated; authorized                                      --                 --
      3,650,000 shares; none issued and outstanding
   Common stock, par value $.001; authorized
      25,000,000 shares; issued and outstanding 5,028,481 shares
      at December 31, 2001 and 5,022,231 at March 31, 2001                     5,028              5,022
   Additional paid-in capital                                              6,744,598          6,732,704
   Retained earnings                                                       7,036,074          6,380,662
                                                                         -----------        -----------
   Total stockholders' equity                                             13,785,700         13,118,388
                                                                         -----------        -----------
   Total liabilities and stockholders' equity                            $36,236,670        $35,004,400
                                                                         ===========        ===========

* The consolidated balance sheet as of March 31, 2001 has been summarized from the Company's audited balance sheet as of that date. See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Operations
 Three Month and Nine Month Periods Ended December 31, 2001 and December 31, 2000
                                   (Unaudited)


                                                       Three Months Ended               Nine Months Ended
                                                          December 31,                     December 31,
                                                      2001             2000            2001            2000
                                                  ------------      ----------      ----------      ----------
Sales                                             $ 12,616,308      11,064,034      39,014,668      35,413,315
Direct expenses                                      8,617,213       7,655,775      26,775,495      24,564,747
                                                  ------------      ----------      ----------      ----------

     Gross Profit                                    3,999,095       3,408,259      12,239,173      10,848,568
                                                  ------------      ----------      ----------      ----------

Salaries                                             1,778,459       1,460,311       5,556,592       4,757,537
Selling, general and administrative expense          1,649,707       1,608,372       5,271,645       4,492,260
                                                  ------------      ----------      ----------      ----------

     Total operating expenses                        3,428,166       3,068,683      10,828,237       9,249,797
                                                  ------------      ----------      ----------      ----------

Operating income                                       570,929         339,576       1,410,936       1,598,771

Interest expense, net                                 (100,006)       (192,518)       (375,467)       (601,481)
Other income                                                --              --          88,966              --
                                                  ------------      ----------      ----------      ----------

Income before taxes on income and equity
   in losses of affiliate                              470,923         147,058       1,124,435         997,290
Provision for income taxes                             188,611          58,828         451,023         398,919
Equity in losses of affiliate                           18,000              --          18,000              --
                                                  ------------      ----------      ----------      ----------

Net income before cumulative effect of change
in accounting principle for revenue recognition        264,312          88,230         655,412         598,371

Cumulative effect of change in accounting
principle for revenue recognition                           --              --              --        (502,800)
                                                  ------------      ----------      ----------      ----------

Net Income                                             264,312          88,230         655,412          95,571
                                                  ------------      ----------      ----------      ----------

Net Income per common and common
share equivalent for revenue recognition

   Basic                                                   .05             .02             .13             .02
                                                  ------------      ----------      ----------      ----------
   Diluted                                                 .05             .02             .12             .02
                                                  ------------      ----------      ----------      ----------

Weighted average number of common and
     common equivalent shares outstanding:

   Basic                                             5,028,481       5,020,329       5,024,390       5,017,441
                                                  ============      ==========      ==========      ==========
   Diluted                                           5,474,806       5,310,234       5,506,112       5,457,425
                                                  ============      ==========      ==========      ==========

Reconciliation of weighted average shares used for basic and diluted computation is as follows:

   Weighted average shares - Basic                   5,028,481       5,020,329       5,024,390       5,017,441

   Dilutive effect of options and warrants             446,325         289,905         481,722         439,984
                                                  ------------      ----------      ----------      ----------

   Weighted average shares - Diluted                 5,474,806       5,310,234       5,506,112       5,457,425
                                                  ============      ==========      ==========      ==========


See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                       Nine Months Ended December 31, 2001
                                   (Unaudited)



                                        Common Stock
                                       par value $.001        Additional                     Total
                                  -------------------------     Paid-in       Retained   Stockholders'
                                     Shares       Amount        Capital       Earnings       Equity
                                  -----------   -----------   -----------   -----------   -----------

Balance, March 31, 2001             5,022,231   $     5,022   $ 6,732,704   $ 6,380,662   $13,118,388

Exercise of options                     6,250             6         7,194            --         7,200

Stock compensation for services            --            --         4,700            --         4,700

Net Income                                 --            --            --       655,412       655,412
                                  -----------   -----------   -----------   -----------   -----------

Balance, December 31, 2001          5,028,481   $     5,028   $ 6,744,598   $ 7,036,074   $13,785,700
                                  ===========   ===========   ===========   ===========   ===========



See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                               2001           2000
                                                                           -----------    -----------

Cash flows from operating activities:
   Net income                                                              $   655,412    $    95,571
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for bad debt expense                                            81,000             --
      Other                                                                    (84,266)            --
      Depreciation and amortization                                          1,326,087      1,271,587
      Undistributed losses of affiliate                                         18,000             --
      Deferred tax benefit                                                          --        130,632
      Cumulative effect of change in accounting principle for revenue
       recognition                                                                  --        502,800
      Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                          3,779,009     (1,666,534)
         (Increase) decrease in unbilled contracts in progress              (4,358,244)       952,253
         Increase in notes receivable officers                                (886,990)            --
         Decrease (increase) in prepaid expenses and other assets               58,900       (597,995)
         Decrease in prepaid taxes                                                  --        231,329
         Increase in accounts payable                                          431,386      2,381,585
         (Decrease) increase in deferred revenue                              (860,522)       323,591
         Increase (decrease) in accrued job costs                            2,005,948     (1,120,626)
         Decrease in other accrued liabilities                                (372,832)       (63,305)
         Increase in accrued taxes payable                                     387,307             --
         (Decrease) increase in accrued compensation                           (41,328)        41,560
                                                                           -----------    -----------

         Net cash provided by operating activities                           2,138,867      2,482,448
                                                                           -----------    -----------

Cash flows from investing activities:
   Purchases of fixed assets                                                  (258,171)      (574,348)
   Purchase of intangible asset                                               (200,000)            --
                                                                           -----------    -----------
         Net cash used in investing activities                                (458,171)      (574,348)
                                                                           -----------    -----------

Cash flows from financing activities:
   Repayments of borrowings                                                   (985,001)    (2,100,000)
   Financing costs                                                            (226,381)      (119,075)
   Decrease in advances to affiliates                                          266,897             --
   Proceeds from exercise of stock options                                       7,200          7,200
                                                                           -----------    -----------

         Net cash used in financing activities                                (937,285)    (2,211,875)
                                                                           -----------    -----------

         Net increase (decrease) in cash and cash equivalents                  743,411       (303,775)

Cash and cash equivalents at beginning of period                               855,219      1,106,823
                                                                           -----------    -----------
Cash and cash equivalents at end of period                                 $ 1,598,630    $   803,048
                                                                           ===========    ===========

Supplemental disclosure:
   Interest paid during the period                                         $   309,626    $   780,805
                                                                           ===========    ===========
   Income tax paid during the period                                       $    48,470    $    54,249
                                                                           ===========    ===========


See accompanying notes to unaudited consolidated financial statements.

                 CoActive Marketing Group, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

                           December 31, 2001 and 2000


(1)      Basis of Presentation
         ---------------------

         The interim financial statements of CoActive Marketing Group, Inc. (the "Company") for the three and nine month periods ended December 31, 2001 and 2000 have been prepared without audit. In the opinion of management, such financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three and nine month periods ended December 31, 2001 are not necessarily indicative of the results for a full year.

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

(2)      Earnings Per Share
         ------------------

         Options and warrants to purchase 1,372,101 and 1,276,988 shares of common stock at prices ranging from $2.00 to $10.00 per share were outstanding during the three months ended December 31, 2001 and 2000, respectively, and options and warrants to purchase 1,342,165 and 1,276,988 shares of common stock at prices ranging from $2.31 to $10.00 and $2.00 to $10.00 per share were excluded from the computation of diluted earnings per share during the nine months ended December 31, 2001 and 2000, respectively. These options and warrants expire through April 30, 2011 and were excluded from the computation of diluted earnings per share for each period because the exercise prices exceeded the fair market value of the Company's common stock.

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

(5)      Note Receivable from Officer
         ----------------------------

         On June 19, 2001, a director of the Company executed a secured promissory note in favor of a wholly-owned subsidiary of the Company pursuant to which the director is obligated to reimburse the Company for amounts advanced to ComedyLab Productions, Inc. ("ComedyLab") an entity in which the Company is currently entitled to receive a 33% equity interest. As the Company is not responsible for the liabilities and or losses, if any, of ComedyLab, a previously recorded share of ComedyLab's losses in the amount of $88,966, which reduced the receivable amount recorded as due from affiliate at March 31, 2001, has been included in other income during the nine months ended December 31, 2001 and together with the total of such advances, been reclassified and recorded as a note receivable from officer.

(6)      Notes Payable-Bank
         ------------------

         On May 17, 2001, the Company replaced its then existing bank loan agreement with a new credit agreement with another bank (the "Credit Agreement") pursuant to which the Company obtained a $4,000,000 three-year term loan (the "Term Loan") and a $2,000,000 revolving loan credit facility (the "Revolving Loan", and together with the Term Loan, the "New Loans"). Contemporaneously with the closing of the Credit Agreement, the Company borrowed $4,000,000 under the Term Loan and $1,000,000 under the Revolving Loan. $4,510,000 of the proceeds of the New Loans was used to refinance the loan balance of its prior loan agreement and the balance of the proceeds to increase its working capital. Borrowings under the Credit Agreement are evidenced by promissory notes and are secured by all of the Company's assets. Principal payments on the Term Loan are made in quarterly installments of $333,333 and the first of such payments was made on June 30, 2001. At December 31, 2001, the Company's outstanding loans under the Credit Agreement amounted to $4,550,000.

(7)      Income Taxes
         ------------

         The provision for income taxes for the three and nine month periods ended December 31, 2001 and 2000 is based upon the Company's estimated effective tax rate for the respective years.

(8)      Related Party Transaction
         -------------------------

         On November 14, 2001, the Company's Board of Directors extended the lives of two immediately exercisable warrants to purchase the Company's common stock previously issued to a current outside director and a consultant to the Company in 1997. The warrants (37,500 each), which maintain the exercise price of $4.00 per share, were due to expire on April 30, 2002 and will now expire on April 30, 2007. The fair value ascribed to the modification of terms of the warrant for the consultant was not material.

(9)      Effect of Recently Issued Accounting Standards FAS 141 and FAS 142
         ------------------------------------------------------------------

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

         The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $17,252,000 and another intangible asset consisting of an acquired domain name, purchased for $200,000 is being carried at cost. Amortization expense during the three month and nine month periods ended December 31, 2001 was $370,000 and $891,000, respectively. At present, the Company is currently assessing but has not yet determined the impact the adoption of SFAS 141 and SFAS 142 will have on its financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

         The following discussion compares the Company's consolidated results of operations for the three and nine month periods ended December 31, 2001 to the Company's consolidated results of operations for the three and nine month periods ended December 31, 2000. The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

Results of Operations

         The following table presents operating data of the Company, expressed as a percentage of sales for each of the three and nine month periods ended December 31, 2001 and 2000:

                                                     Three Months Ended       Nine Months Ended
                                                        December 31,            December 31,
                                                     ------------------      ------------------
                                                      2001        2000        2001        2000
                                                     ------      ------      ------      ------

Statement of Operations Data:
Sales                                                100.0%      100.0%      100.0%      100.0%
Direct expenses                                       68.3%       69.2%       68.6%       69.4%
Gross profit                                          31.7%       30.8%       31.4%       30.6%
Salaries                                              14.1%       13.2%       14.2%       13.4%
Selling, general and administrative expense           13.1%       14.5%       13.5%       12.7%
Total operating expenses                              27.2%       27.7%       27.7%       26.1%
Operating income                                       4.5%        3.1%        3.7%        4.5%
Interest expense, net                                  0.8%        1.8%        1.0%        1.7%
Income before taxes on income and equity in
   losses of affiliate                                 3.7%        1.3%        2.9%        2.8%
Provision for income taxes                             1.5%        0.5%        1.2%        1.1%
Equity in losses of affiliate                          0.1%         --          --          --
Net income before cumulative effect of change in
   accounting principle for revenue recognition        2.1%        0.8%        1.7%        1.7%
Cumulative effect of change in accounting
   principle for revenue recognition                    --          --          --         1.4%
Net income                                             2.1%        0.8%        1.7%        0.3%
Other Data:
EBITDA                                                 7.4%        6.9%        7.2%        6.7%


         The following table presents operating data of the Company, expressed as a comparative percentage of change for the three and nine month periods ended December 31, 2001 compared to the three and nine month periods ended December 31, 2000 and the three and nine month periods ended December 31, 2000 compared to the three and nine month periods ended December 31, 1999:

                                                       Three Months Ended       Nine Months Ended
                                                          December 31,            December 31,
                                                       ------------------      ------------------
                                                        2001        2000        2001        2000
                                                       ------      ------      ------      ------

Statement of Operations Data:
Sales                                                   14.0%       (8.1%)      10.2%       18.1%
Direct expenses                                         12.6%      (14.8%)       9.0%       14.4%
Gross profit                                            17.3%       11.3%       12.8%       27.5%
Salaries                                                21.8%       13.9%       16.8%       10.8%
Selling, general and administrative expense              2.6%       11.0%       17.3%        0.0%
Total operating expenses                                11.7%       12.4%       17.1%        5.4%
Operating income                                        68.1%        2.3%      (11.7%)       n/a
Interest expense, net                                  (48.1%)     (18.0%)     (37.6%)      (4.2%)
Income before taxes on income and equity in
   losses of affiliate                                 220.2%       51.4%       12.7%        n/a
Provision for income taxes                             220.6%       51.4%       13.1%        n/a
Net income before cumulative effect of change in
   accounting principle for revenue recognition        199.6%       51.4%        9.5%        n/a
Cumulative effect of change in accounting principle
   for revenue recognition                               n/a         n/a         n/a         n/a
Net income                                             199.6%       51.4%      585.8%        n/a
Other Data:
EBITDA                                                  22.6%        6.3%       18.0%      182.4%


         Sales. Sales for the quarter ended December 31, 2001 were $12,616,000, compared to sales of $11,064,000 for the quarter ended December 31, 2000, an increase of $1,552,000. Sales for the nine months ended December 31, 2001 were $39,015,000, compared to sales of $35,413,000 for the nine months ended December 31, 2000, an increase of $3,601,000. The increase in sales for both the quarter and nine month period was primarily attributable to a greater amount of contracted sales materializing during the respective periods.

         Direct Expenses. Direct expenses for the quarter ended December 31, 2001 were $8,617,000, compared to $7,656,000 for the comparable prior year quarter, an increase of $961,000. Direct expenses for the nine months ended December 31, 2001 were $26,775,000, compared to $24,565,000 for the comparable prior year nine month period, an increase of $2,210,000. The increase in direct expenses for both the quarter and nine month period was primarily attributable to the increase in variable direct expenses which are applicable and relate to the increase in sales for the respective periods. The respective decrease in direct expenses as a percentage of sales for both the quarter and nine month period ended December 31, 2001 was primarily the result of the aggregate mix of client projects having a higher gross profit margin than the mix of the Company's projects in the respective comparable prior year quarter and nine month period.

         As a result of these changes in sales and direct expenses, gross profit for the quarter and nine month periods ended December 31, 2001 increased to $3,999,000 and $12,239,000, respectively, from $3,408,000 and $10,849,000 for the prior year respective periods.

         Operating Expenses. Operating expenses for the quarter ended December 31, 2001 increased by $359,000 to $3,428,000, compared to $3,069,000 for the quarter ended December 31, 2000. Operating expenses for the nine months ended December 31, 2001 increased by $1,578,000 to $10,828,000, compared to $9,250,000 for the comparable prior year nine month period. The increase in operating expenses for the quarter and nine month period was primarily the result of the increase in variable costs related to salaries and related payroll expenses of added personnel and selling, general and administrative expenses to support and maintain an anticipated increase in level of operations.

         Interest Expense. Interest expense for the quarter and nine month period ended December 31, 2001 decreased by $93,000 and $226,000 to $100,000 and $375,000 respectively, compared to interest expense of $193,000 and $601,000 respectively, for the quarter and nine month period ended December 31, 2000. The decrease in interest expense for the quarter and nine month period ended December 31, 2001 was primarily related to the decrease in bank loans and subordinated debt and the reduction in interest rates compared to such loans and interest rates for the comparable periods of the prior year.

         Other. On June 19, 2001, a director of the Company executed a secured promissory note in favor of a wholly-owned subsidiary of the Company pursuant to which the director is obligated to reimburse the Company for amounts advanced to ComedyLab Productions, Inc. ("ComedyLab") an entity in which the Company is currently entitled to receive a 33% equity interest. As the Company is not responsible for the liabilities and or losses, if any, of ComedyLab, a previously recorded share of ComedyLab's losses in the amount of $88,966 which reduced the receivable amount recorded as due from affiliate at March 31, 2001 has been included in other income during the nine months ended December 31, 2001 and, together with the total of such advances, been reclassified and recorded as a note receivable from officer.

         Provision For Income Taxes. The provision for federal, state and local income taxes as are respectively reflected for the quarter and nine month periods ended December 31, 2001 and 2000 were based upon the Company's estimated effective tax rate for the respective fiscal years.

         Net Income Before Cumulative Effect of Change in Accounting Principle for Revenue Recognition. As the Company did not have a cumulative effect of change in accounting principle for revenue recognition for the quarter and nine month periods ended December 31, 2001, the Company's net income for the quarter and nine month period ended December 31, 2001 was $264,000 and $655,000 respectively, compared to net income before the cumulative effect of the change in accounting principle for revenue recognition of $88,000 and $598,000 respectively, for the quarter and nine month period ended December 31, 2000.

         Cumulative Effect of Change in Accounting Principle for Revenue Recognition. For the nine months ended December 31, 2000, the Company recognized ($502,800) as the cumulative effect of the change in accounting principle for revenue recognition.

         Net Income. As a result of the items discussed above, net income for the quarter and nine month period ended December 31, 2001 was $264,000 and $655,000 respectively, compared to net income of $88,000 and $96,000 respectively, for the comparable prior year quarter and nine month period ended December 31, 2000.


Liquidity and Capital Resources.

         On May 17, 2001, the Company replaced its then existing bank loan agreement with a new credit agreement with another bank (the "Credit Agreement") pursuant to which the Company obtained a $4,000,000 three-year term loan (the "Term Loan") and a $2,000,000 revolving loan credit facility (the "Revolving Loan", and together with the Term Loan, the "New Loans"). Contemporaneously with the closing of the Credit Agreement, the Company borrowed $4,000,000 under the Term Loan and $1,000,000 under the Revolving Loan. $4,510,000 of the proceeds of the New Loans was used to refinance the loan balance of its prior loan agreement and the balance of the proceeds to increase its working capital. Borrowings under the Credit Agreement are evidenced by promissory notes and are secured by all of the Company's assets. Principal payments on the Term Loan are made in quarterly installments of $333,333 and the first of such payments was made on June 30, 2001. At December 31, 2001, the Company's outstanding loans under the Credit Agreement amounted to $4,550,000.

         For the nine months ended December 31, 2001, the Company's activities and the respective repayments of $625,000 and $360,000 of the Company's subordinated notes payable and bank borrowings were funded from existing working capital. At December 31, 2001, the Company had cash and cash equivalents totaling $1,599,000 and a working capital deficit of $2,837,000 compared to cash and cash equivalents of $855,000 and a working capital deficit of $3,878,000 at March 31, 2001. The increase in working capital at December 31, 2001 compared with March 31, 2001 was primarily the result of the net effect during the nine month period of the aggregate of (i) increases in cash of $743,000, combined accounts receivable and unbilled contracts in progress of $498,000, and note receivable from an officer of $562,000, (ii) decreases in deferred revenue of $861,000, current notes payable to bank and subordinated notes payable totaling $1,025,000, offset by (iii) increases in accounts payable and accrued job costs totaling $2,437,000; and (iv) decreases in due from affiliate of $178,000 and prepaid and other current assets combined with other accrued liabilities and expenses totaling $78,000. Stockholders' equity increased to $13,786,000 primarily as a result of the Company's net income for the nine months ended December 31, 2001. Management believes cash generated from operations together with availability under the Credit Agreement will be sufficient to meet the Company's cash requirements for its current fiscal year.

         For the nine months ended December 31, 2001: (A) cash provided by operating activities amounted to $2,139,000, primarily as a result of the net aggregate of (i) net income and non-cash adjustments for depreciation and amortization, a provision for bad debts, deferred taxes and other income, (ii) a decrease in accounts receivable, (iii) increases in prepaid expenses and other assets, accounts payable, accrued job costs and accrued taxes payable, which were offset by (iv) and increase in unbilled contracts in progress, decreases in deferred revenue, other accrued liabilities and accrued compensation; (B) cash flow from investing activities was used to purchase (i) fixed assets in the amount of $258,000 and (ii) an intangible asset in the amount of $200,000; and
(C) net cash used in financing activities amounting to $937,000 resulted from the repayment of borrowings and the payment of financing costs related to bank borrowings which totaled $1,211,000 being offset by a decrease in advances to affiliates and the proceeds from the exercise of stock options totaling $274,000. As a result of the net effect of the aforementioned, the Company's cash and cash equivalents at December 31, 2001 increased by $743,000.


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

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COACTIVE MARKETING GROUP, INC.



Dated: February 1, 2002                By: /s/ JOHN P. BENFIELD
                                           -------------------------------------
                                           John P. Benfield, President
                                           (Principal Executive Officer)
                                           and  Director



Dated: February 1, 2002                By: /s/ DONALD A. BERNARD
                                           -------------------------------------
                                           Donald A. Bernard, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Accounting and Financial
                                           Officer) and Director