Form 10-K
period 2002-03-31
COACTIVE MARKETING GROUP INC
filed 2002-06-28
CIK 886475

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________

                         Commission file number 0-20394

                         COACTIVE MARKETING GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              06-1340408
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

415 Northern Boulevard, Great Neck, New York                            11021
--------------------------------------------                          ----------
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

                  Yes [X]                               No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 24, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $9,071,102.

As of June 24, 2002, 5,028,481 shares of Common Stock, $.001 par value, were outstanding.

                       Documents Incorporated by Reference

               Document                     Part of 10-K into which incorporated
               --------                     ------------------------------------

Definitive Proxy Statement relating to                    Part III
Registrant's 2002 Annual Meeting of
Stockholders



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


Item 1.  Business.
------   --------

General Introduction

         CoActive Marketing Group, Inc. ("CoActive"), through its wholly-owned subsidiaries, Inmark Services, Inc. ("Inmark"), Optimum Group, Inc. ("Optimum"), and U.S. Concepts, Inc. ("U.S. Concepts"), together the "Company", with its affiliate Garcia Baldwin, Inc. doing business as MarketVision ("MarketVision"), is a full service multi-cultural marketing, sales promotion and interactive media services and e-commerce provider organization which designs, develops and implements turnkey customized national, regional and local consumer and trade promotion programs principally for Fortune 500 consumer product companies. The Company's programs are designed to enhance the value of its clients' budgeted expenditures and achieve, in an objectively measurable way, its clients' specific marketing and promotional objectives which include reinforcement of product brand recognition and providing incentives which generate near term sales. Having developed a wide variety of specialties, the Company as a multi-disciplined agency is capable of offering and having its specialty services compete on both a free standing and or an integrated basis.

         The full range of marketing and sales promotional services offered by the Company consist of strategic marketing, creative services, broadcast and print media, direct marketing, multi cultural marketing, event marketing, entertainment marketing, in-store sampling and merchandising, Internet web site designing and hosting, e-commerce tools, electronic sales tools and computer based training. By providing a wide range of programs and services, the Company affords its clients a total solutions resource for strategic planning, creative development, production, implementation and sales training aids, including in-store and special event activities, and enhanced product brand name recognition on a multicultural basis.

         CoActive was initially formed under the laws of the State of Delaware in March 1992. Its principal offices are located at 415 Northern Boulevard, Great Neck, New York 11021, and its telephone number is 516-622-2800.

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

Acquisitions

         On March 31, 1998, Optimum acquired all of the assets and assumed certain liabilities of OG Holding Corporation, formerly known as Optimum Group, Inc. (the "Optimum Acquisition"). The purchase price for the Optimum Acquisition consisted of $9,298,000 in cash, a subordinated note in the principal amount of $2,500,000, 565,385 shares of CoActive common stock ("CoActive Common Stock") and the payment or assumption of approximately $1,900,000 of debt. The Optimum business, founded in 1973, provides marketing, visual communications and graphic design services which complement and add value to those services provided by other subsidiaries of the Company. Optimum assists clients in varied industries in identifying the best and most complete solution for their business communication needs. Optimum offers clients leading edge visual communications technology and Internet development, interface and access, interactive sales training and support solutions. In addition to its role in providing the Company's clients with an integrated total resource range of marketing solutions, Optimum serves as an independent resource for strategic planning, creative development, production and implementation.

         On December 29, 1998, U.S. Concepts, a Delaware corporation and wholly owned subsidiary of the Company acquired the business of U.S. Concepts, Inc., a New York corporation (the "U.S. Concepts Acquisition"). The purchase price for the U.S. Concepts Acquisition consisted of $1,410,000 in cash, the assumption of $2,500,000 of liabilities, and the issuance of 30,000 shares of CoActive Common Stock. To date, pursuant to the terms of the U.S. Concepts Acquisition, additional installments of purchase price totaling $1,000,000 have been paid based on the performance of U.S. Concepts from January 1, 1999 to December 31, 2001, and up to an additional $1,500,000 of purchase price may similarly be paid based on the performance of U.S. Concepts in the period ending December 31, 2002. The U.S. Concepts business, founded in 1983, provides event marketing, entertainment marketing and in-store promotion services which include brand creating and execution of special fully turnkey production of concerts, tours and festivals, sales driven sampling, demonstration programs and events. These services complement and readily integrate with the other services provided by the Company. U.S. Concepts assists clients with the expertise and manpower to reach target customers where they live, shop, play and study in a manner that integrates client brands directly with customer lifestyles.

         On February 27, 2001, the Company acquired 49% of the shares of capital stock of MarketVision which is a minority owned, predominately Hispanic, ethnically oriented promotion agency headquartered in San Antonio, Texas for a purchase price of $300,000, and in connection therewith issued options to purchase 35,000 shares of CoActive Common Stock with a fair value of $25,630 using the Black Scholes option pricing model. In connection with the transaction, the Company extended a credit line in the amount of $200,000 to MarketVision of which borrowings on the credit line amounted to $159,000 at March 31, 2002. The MarketVision acquisition has been accounted for as an equity investment on the Company's consolidated balance sheets whereby, pursuant to the equity method of accounting, respective balance sheet carrying values of the investment are periodically adjusted to reflect the Company's 49% interest in and effect of the operations of MarketVision. The MarketVision business, founded in 1998, provides marketing and promotional services on a multicultural basis comparable to those provided by the Company.

         On March 22, 2002, the Company entered into an Administration and Marketing Services Agreement with MarketVision pursuant to which the Company provides MarketVision with specific administrative, accounting, financial, marketing and project support services for a monthly fee in the amount of $35,000. In accordance with the agreement, the Company dedicates and allocates certain of its resources and the specific time of certain of its personnel to MarketVision. During fiscal 2002, prior to the effectiveness of this agreement, the Company absorbed the cost of providing marketing support services to MarketVision to further integrate the extended service offerings of both the Company and MarketVision and enhance cross-selling opportunities.

         On January 24, 2001, U.S. Concepts, pursuant to certain agreements (the "ComedyLab Agreements"), became entitled to receive approximately 33% of the shares of common stock of ComedyLab Productions, Inc., a New York corporation ("ComedyLab"). ComedyLab was organized by certain former employees of iCast Corporation and iCast Comedy Corporation (collectively "iCast"), including Brian Murphy, a director of the Company who is also the chief executive officer of both ComedyLab and U.S. Concepts, to continue business previously conducted by iCast. ComedyLab owns and operates a Web site which provides comedy related programming and content from which advertising and other revenue may be realized. On June 19, 2001, Mr. Murphy executed a secured promissory note in favor of U.S. Concepts pursuant to which he became obligated to reimburse the Company for amounts advanced by the Company to ComedyLab ($296,000 and $267,000 during the years ended March 31, 2002 and 2001, respectively). As the Company is no longer responsible for the liabilities and or losses, if any, of ComedyLab, a share of ComedyLab's losses in the amount of $89,000 previously recorded for the year ended March 31, 2001 has been reversed and included in other income for the year ended March 31, 2002 and previous amounts related to advances to ComedyLab recorded as due from affiliate have been reclassified as a note receivable from officer. The $89,000 was recorded for the year ended March 31, 2001 because, as of such time, the Company did not yet have the assurance of its ability to collect such amount. During the year ended March 31, 2002, as provided for in the promissory note, the Company applied an additional purchase price installment due to Mr. Murphy in the amount of $500,000, in connection with the U.S. Concepts Acquisition, to reduce the amounts owed by Mr. Murphy under the promissory note. Accordingly, at March 31, 2002, the related note receivable from officer amounted to $63,000. See "Management Discussion and Analysis of Financial Condition and Results of Operations-Related Party Transactions".

Description of Business

         General. The Company is a full service multicultural marketing, sales promotion and interactive media services and e-commerce provider organization which designs, develops and implements turnkey customized national, regional and local consumer and trade promotion programs principally for Fortune 500 consumer product companies. The Company's programs are designed to enhance the value of its clients' budgeted expenditures and to achieve, in an objectively and measurable way, its clients' specific marketing and promotional objectives which include reinforcement of product brand recognition and providing incentives which generate near term sales. The Company's creative marketing, sales promotion, interactive media and e-commerce services are generally customized on a multicultural basis to include:

o strategic planning, market research and analysis, product positioning, selling strategy and process, and direct marketing services which assist clients in identifying, defining and achieving specific objectives;

o advising clients on the deployment of budgeted amounts to maximize value and meet objectives;

o specifically created "account specific" and/or "co-marketing programs which target the participation and cooperation of a specific retail chain, group or groups of retailers or other sources of distribution (the "Trade") to attain results in the form of increased in-store product displays, related consumer purchases and product brand recognition;

o providing on-site and in-store personnel to conduct and coordinate specifically created special events, promotional entertainment activities and sampling and demonstration activities;

o Internet Web site designing, hosting and e-commerce software for business to consumer and business to business activities, multimedia electronic sales tools and presentations, and interactive computer based sales training;

o concept development, graphic design, conventional and computer illustration, copy writing, 3-D graphics and animation, layout and production, photography and video services which develop the concept and subsequently create the consumer and trade promotional program; and

o implementing turnkey training and incentive programs, which provide detailed documentation, program manuals, artwork, the training of a client's marketing and sales staffs, the buying of broadcast and print media and merchandise, the designing of in-store displays, commercial editing, and the coordination and trafficking of media and total program administration.

         A typical program may integrate numerous promotional services and techniques which take into consideration various factors, including: (a) the channel of Trade on which the client is focused and a determination of the most effective manner to obtain distribution support for the client's product; (b) the means by which to best educate the client's sales force in soliciting Trade support for the client's products without creating excessive or burdensome administrative details; and (c) the profile of consumers and the most effective way of communicating with consumers of the client's products. Distinct from many promotion and marketing companies which may adopt specific promotional programs or techniques regardless of the product, the Company's programs are tailored to the client's particular goals and may include various components, including promotional broadcast media, premium incentives to Trade employees and representatives, special events, in-store merchandising and sampling, commercial tagging, specialty printing, licensing, point-of-purchase displays, couponing, and interactive Internet and other electronic services, including e-commerce tools, and video and computer based sales and training aids.

         Industry Background. The industry is comprised of hundreds of large and small companies, including affiliates of advertising agencies, many of which tend to specialize in providing clients with one or more of a wide array of retailers or other channels of distribution and/or consumer oriented promotional services and products. Although promotional services may in certain circumstances duplicate, overlap or relate to traditional advertising services, advertising agencies over the years have considered these services as distinct auxiliary marketing services. Consumer product manufacturers and service provider companies typically employ two separate but related marketing programs to sell their products. Initially, a general advertising campaign would be launched by an advertising agency engaged to create an image for the product and to communicate the image to the consumer. The campaign typically employs television, radio, print media, the Internet and other forms of communication designed to generate brand recognition and product awareness among consumers. Subsequently, a promotional advertising program would be launched by a marketing services promotion agency, on either a local, regional or national level, which aims to induce the Trade to order and display the client's product while also inducing and targeting the consumer to purchase the product and further brand name recognition. While promotional programs also typically include the same communication media as an advertising campaign and may employ or integrate portions of the image created through a general advertising campaign, promotional programs are typically more focused and directed to a point of purchase utilizing techniques such as couponing, sampling, incentives for both retailers and consumers, events, entertainment, merchandising and licensing among others. The basic distinction between the services of promotion companies and those of advertising agencies is that advertising agency services are used to create a positive image for a client's product and communicate that image to consumers for continued product recognition and awareness, while promotion company services, such as those provided by the Company, are used to motivate consumers to take immediate positive action while further increasing product recognition.

         Promo Magazine's Annual Report of the U.S. Promotion Industry reported consumer promotion spending of $98.7 billion in 2001 consisting of industry revenues segmented as follows: Premium Incentives, Promotional Products, Point of Purchase Displays, Sponsorships, Coupons, Specialty Printing, Licensing, Fulfillment, Agency Net Revenues, Interactive Marketing, Games inclusive of Contests and Sweepstakes, Promotion Research, Product Sampling, and In-Store Services. Historically, most of the industry's revenues originate from continuing client relationships which give rise to specific assignments on a project by project basis during the course of a year. With the increasing credibility and recognized value of integrated marketing and promotional services, a number of clients are designating various promotion and related specialty marketing firms as their specific promotion agency of record thereby establishing such designated agency as an exclusive promotion service supplier.

         The Company's Programs. The Company, as a fully integrated multicultural marketing and sales promotion service provider, believes that it is well-positioned to meet the increasing demands of consumer product manufacturers by offering a wide range of customized, rather than "off the shelf", promotional programs. These programs provide turnkey implementation and utilize creative development tools, sales support, relationships with media outlets, event and entertainment genres and sponsorship, the Internet and other forms of visual communications, promotional products and activities, and administrative services. The Company's services are supported with an innovative management information system to gather, monitor, track and report the implementation status of each program. The Company's ability to capture data regarding sales activity and Trade acceptance of a particular program on a real time basis enables the Company and its clients to continually monitor and adjust the program to maximize its effectiveness. The Company's promotional program may promote a client's products on a uniform basis nationwide or may be tailored for a particular regional or local market for a specific product. A program, localized for specific markets or products, can be coordinated with respect to both timing and expenditure, to run simultaneously with individual and customized programs nationwide.

         The Company's promotional campaign strategies are typically implemented with the use or integration of one or more of the following promotional products:

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

         o Interactive Media - Use of the Internet and other forms of interactive visual communication designed to augment traditional media and reach audiences that prefer a more active media. The Company's interactive new media services include Internet Web site design, development, hosting, support, e-commerce software for business to consumer and business to business activities, providing reliable, high-speed access and maintenance through the Company's own dedicated communication lines, computer based training and electronic sales tools.

         o Creative Services - A full range of services which include concept development, graphic layout/design and production, copywriting, digital imaging/retouching/film separation, illustration, animation, photography and video.

         Marketing Strategy. The Company's marketing strategy is to offer its clients creative promotional programs intended to produce objectively measurable results while removing from clients the significant burden of administrative and logistical details associated with such programs. While continuing to focus on ample opportunities which exist with clients in the packaged goods industry, the Company has broadened its strategy by offering its promotion products to clients in other industries, such as electronics, entertainment, lawn and gardening and other sellers of do-it-yourself products, which the Company believes can benefit from a comprehensive customized program on a turnkey implementation basis.

         The Company believes that its strategy of attempting to provide comprehensive solutions to its clients' promotional advertising programs distinguishes it from certain of its competitors, which provide only specific promotional programs without field and office support provided by the Company as an integral part of its programs. The Company also believes that its strategy is more attuned to clients' needs, particularly as clients seek to contract out all promotional advertising for a specific product as a result of downsizing their in-house capabilities.

         The Company's services are marketed directly by the Company's sales force consisting of twenty-seven salespersons operating out of fully staffed and/or sales offices located in Great Neck and New York, New York; Cincinnati, Ohio; Birmingham, Alabama; Los Angeles, Irvine and San Francisco, California and San Antonio, Texas.

         Customers. The Company's principal clients are packaged goods and other consumer products manufacturers, generally among the Fortune 500, which are actively engaged in promoting their products both to the Trade and to consumers. The Company's clients include, among others, The Procter & Gamble Company, Nabisco Foods, Hillshire Farm & Kahn's, Inc., General Motors, Starkist Seafood Company, Hewlett-Packard Company, Schieffelin & Somerset Co., Kelly Moore Paints, Adams Golf Company, Ethicon Endo-Surgery, Inc., The Scotts Company, Denny's, Valvoline, XM Radio, Mrs. Smith's Bakeries, Inc., Heinz North America, Old Navy, Inc., Novartis Consumer Health Inc., Lowes, Coty Rimmel, College Television Network, Fresh Express, Inc., Barbara's Bakery and The Gambrinus Company. For the fiscal years ended March 31, 2002, 2001 and 2000, the Company had one client, Schieffelin & Somerset Co., which, accounted for approximately 29.6%, 32.5% and 29.8%, respectively of its revenues, including approximately 13.6%, 16.7% and 12.4%, respectively, of revenues attributable to reimbursable costs and expenses for such client pursuant to the adoption of accounting standard EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, in the fourth quarter of fiscal 2002 (see "Management Discussion and Analysis of Financial Condition and Results of Operations-Adoption of Recent Accounting Standards"). At March 31, 2002, 2001 and 2000, this client, accounted for 13%, 11% and 25%, respectively, of accounts receivable.

         To the extent that the Company continues to have a heavily weighted sales concentration with one or more clients, the loss of any such client could have a material adverse affect on the earnings of the Company. Unlike traditional general advertising firms, which are engaged as agents of record on behalf of consumer products manufacturers, promotional companies, including the Company, typically are engaged on a product-by-product, or project-by-project basis. However, the relationship of the Company and its predecessors with certain of its clients has continued for in excess of 20 years and the Company currently has a few agency of record relationships.

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

Employees

         The Company currently has 221 full-time and 1,173 part-time employees, including 27 full-time employees involved in sales, 149 full-time and 1,173 part-time employees in marketing support, program management and in-store sampling and demonstration, 23 full-time employees in interactive and information technology and 22 full-time employees in finance and administration. None of the Company's employees is represented by a labor organization and the Company considers the relationships with its employees to be good.

Risk Factors

         Outstanding Indebtedness; Security Interest. At March 31, 2002, loans outstanding under the Company's credit agreement with its lender (the "Credit Agreement") amounted to $4,666,666 and the Company had no borrowing availability under the Credit Agreement revolving credit facility. As security for all its obligations under the Credit Agreement, the Company granted the lender a first priority lien on and security interest in all of its assets. In the event of default under the Credit Agreement, at the lender's option, (i) the principal and interest of the loans and all other obligations under the Credit Agreement shall be immediately due and payable, and (ii) the lender shall be entitled to exercise any and all rights and remedies provided for in the Credit Agreement and in any document delivered to the lender in connection with the Credit Agreement, all rights and remedies of a secured party under the Uniform Commercial Code, and all other rights and remedies that may otherwise be available to the lender by agreement or at law or in equity.

         Dependence on Key Personnel. The Company's business is managed by a limited number of key management and operating personnel, the loss of certain of whom could have a material adverse impact on the Company's business. The Company believes that its future success will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. Each of the Company's key executives is either a party to an employment agreement that expires in 2004 or is expected to enter into an amendment to an employment agreement that would extend the term thereof for a minimum of three years.

         Customers. A substantial portion of the Company's sales have been dependent on one client or a limited concentration of clients. To the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise should such client or clients reduce their budgets allocated to the Company's activities.

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

         Expansion Risk. The Company has in the past experienced periods of rapid expansion. This growth has increased the operating complexity of the Company as well as the level of responsibility for both existing and new management personnel. The Company's ability to manage its expansion effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The Company's inability to effectively manage its expansion could have a material adverse effect on its business.

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


Item 2.  Properties.
------   ----------

         The Company has the following leased facilities:

                                                                          Square      Annual
                Facility                             Location              Feet     Base Rent
-----------------------------------------    -------------------------    ------    ---------
Principal office of CoActive and
principal and sales office of Inmark         Great Neck, New York         16,700    $320,000

Principal and sales office of Optimum (1)    Cincinnati, Ohio             20,300    $198,000

Principal and sales office of
U.S. Concepts                                New York, New York           11,500    $368,000

Other sales offices of                       Dallas, Texas                   300
Inmark, Optimum                              Chicago, Illinois             1,400
and U.S. Concepts                            Tampa, Florida                  600
                                             Los Angeles, California       1,000
                                             San Francisco, California     1,400
                                             Irvine, California            1,400
                                             Framingham, Massachusetts       200
                                             Birmingham, Alabama             100
                                             Coral Gables, Florida           500
                                             New York, New York            1,800
                                             Summit, New Jersey              300
                                                                          ------
                                             Total                         9,000    $323,000

Warehouses of Optimum,                       San Francisco, California       800
and U.S. Concepts used                       Los Angeles, California       1,000
for storage of promotional items             New York, New York            1,000
                                             Miami Beach, Florida            600
                                             Chicago, Illinois               800
                                                                          ------
                                                                           4,200    $114,000

(1) The Company leases a portion of this facility at an annual rental of $147,000 from Thomas Lachenman, a director of the Company and the former owner of Optimum Group, Inc. This lease expires in December 2010.

With the exception of the principal office leases for Great Neck, New York, Cincinnati, Ohio and New York, New York, which at March 31, 2002 have remaining terms of seven years, eight years and one year, respectively, each of the Company's other facility leases are short term and renew annually. For a summary of the Company's minimal rental commitments under all non-cancelable operating leases as of March 31, 2002, see note 6 to the Notes to Consolidated Financial Statements.

The Company considers its facilities sufficient to maintain its current operations.

Item 3.  Legal Proceedings.
------   -----------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

         Not Applicable.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ---------------------------------------------------------------------

Market Information

         The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol CMKG. The following table sets forth for the periods indicated the high and low trade prices for CoActive Common Stock as reported by Nasdaq. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                         Common Stock
                                         ------------
                                    High              Low
                                    ----              ---
Fiscal Year 2001
----------------
First Quarter                       2.938            1.531
Second Quarter                      2.750            1.750
Third Quarter                       2.250            0.750
Fourth Quarter                      1.500            0.969

Fiscal Year 2002
----------------
First Quarter                       3.000            1.063
Second Quarter                      2.750            1.910
Third Quarter                       2.120            1.510
Fourth Quarter                      2.400            1.600

         On June 19, 2002, there were 5,028,481 shares of CoActive Common Stock outstanding, approximately 58 shareholders of record and approximately 700 beneficial owners of shares held by a number of financial institutions.

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

Equity Compensation Plan Information

         The following table sets forth information with respect to equity compensation plans (including individual compensation arrangements) of the Company which, except as noted below, is as of March 31, 2002.

                                                                         Number of securities
                       Number of securities                              remaining available for
                       to be issued upon          Weighted average       future issuance under
                       exercise of outstanding    exercise price of      equity compensation plans
                       options, warrants          outstanding options    (excluding securities
Plan category          and rights                 warrants and rights    reflected in column (a))
-------------          -----------------------    -------------------    ------------------------

Equity compensation
plans approved by
security holders              1,739,501                 $ 2.84                     - (1)

Equity compensation
plans not approved
by security holders              75,000                 $ 4.00                     -
                              ---------                 ------                    ------

         Total                1,814,501                 $ 2.89                     -
                              =========                 ======                    ======

     (1) The Company's 1992 Stock Option Plan expired on April 29, 2002. The Company expects to adopt another stock compensation plan in the near future and submit such plan to its stockholders for approval.


Item 6.  Selected Financial Data.
------   -----------------------

     The selected financial data reported below has been derived from the Company's audited financial statements for each fiscal year ended March 31 within the five year period ended March 31, 2002. The selected financial data reported below should be read in conjunction with the consolidated financial statements and related notes thereto and other financial information appearing elsewhere herein.

                                                 Year Ended     Year Ended     Year Ended      Year Ended      Year Ended
                                                  March 31,      March 31,      March 31,       March 31,       March 31,
                                                  1998 (1)       1999 (2)         2000            2001            2002
                                                ------------   ------------   ------------    ------------    ------------
Statement of Operations Data:
Sales (5)                                       $ 25,965,780   $ 39,470,987   $ 46,379,282    $ 58,609,347    $ 59,264,617
Gross Profit                                       8,403,363     12,469,901     11,408,595      15,043,084      15,053,122
Income (Loss) before Provision
(Benefit) for Income Taxes                         3,579,445      2,230,900     (1,382,476)      1,465,412       1,637,082
Provision (Benefit) for Income Taxes               1,300,000        892,361       (508,774)        583,382         708,818
Net Income (Loss) before Cumulative Effect of
Change in Accounting Principle for Revenue
Recognition                                        2,279,445      1,338,539       (873,702)        882,030         910,264
Cumulative Effect of Change in Accounting
Principle for Revenue Recognition, Net of
Income Taxes (3)                                          --             --             --        (502,800)             --
Net Income (Loss)                                  2,279,445      1,338,539       (873,702)        379,230         910,264
Net Income (Loss) per Common and Common
Equivalent share* before Cumulative Effect
of Change in Accounting Principle for Revenue
Recognition:
Basic                                           $        .63   $        .30   $       (.19)   $        .18    $        .18
Diluted                                         $        .50   $        .24   $       (.19)   $        .16    $        .17
Cumulative Effect of Change in Accounting
Principle for Revenue Recognition:
Basic                                                     --             --             --    $       (.10)             --
Diluted                                                   --             --             --    $       (.09)             --
Net Income (Loss):
Basic                                           $        .63   $        .30   $       (.19)   $        .08    $        .18
Diluted                                         $        .50   $        .24   $       (.19)   $        .07    $        .17
Pro Forma Amounts Assuming the Change in
Accounting Principle for Revenue Recognition
is Applied Retroactively:
Net Income (Loss)                                  2,139,045        977,339       (873,702)             --              --
Net Income (Loss) per Common Share:
Basic                                           $        .59   $        .22   $       (.19)             --              --
Diluted                                         $        .47   $        .17   $       (.19)             --              --

*  Adjusted for the five-for-four stock split effective May 14, 1998


                                                  March 31,      March 31,      March 31,       March 31,       March 31,
                                                  1998 (4)         1999           2000            2001            2002
                                                ------------   ------------   ------------    ------------    ------------
Balance Sheet Data:
Working capital (deficiency)                       2,446,502      3,146,441     (1,671,668)     (3,877,534)     (2,749,170)
Total Assets                                      30,818,389     42,452,443     36,196,610      35,004,400      36,872,138
Current Debt                                              --        625,000      3,325,000       2,983,333       2,358,333
Long-Term Debt                                     9,500,000     11,875,000      6,160,000       3,801,667       3,333,333
Total Liabilities                                 20,145,423     29,875,338     23,490,282      21,886,012      22,831,586
Stockholders' Equity                              10,672,966     12,577,105     12,706,328      13,118,388      14,040,552

(1) Represents operations of the Company excluding the operations of Optimum acquired on March 31, 1998.

(2) Includes operations of the Company and the operations of U.S. Concepts, which was acquired on December 29, 1998, for the three months ended March 31, 1999.

(3) The cumulative effect of change in accounting principle for revenue recognition is a one-time non-cash charge relating to the Company's adoption of Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 was issued by the Securities and Exchange Commission ("SEC") in December 1999. SAB 101 provides guidance related to revenue recognition policies based on interpretations and practices followed by the SEC. The impact of the Company's adoption of SAB 101 was to defer revenue recognition and the related expense for certain portions of revenue and expense previously recognized by the Company under its project arrangements with its clients into future accounting periods.

(4)  Includes assets and liabilities of Optimum acquired on March 31, 1998.

(5) Restated to reflect the adoption of EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF 01-14"). EITF 01-14 requires reimbursements received for "out-of-pocket" expenses to be characterized as revenues. The resulting costs are now recorded as direct expenses resulting in no change in gross profit but a decrease in gross profit margins. The impact of the Company's adoption of EITF 01-14 was to increase revenues and direct expenses by $0, $689,851, $5,794,323 $9,841,290 and $8,208,694 for the years ended March
     31, 1998, 1999, 2000, 2001 and 2002, respectively.

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

Adoption of Recent Accounting Standards

         Effective in the fourth quarter of fiscal 2002, the Company adopted EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF 01-14"). EITF 01-14, which became effective in the fourth quarter of fiscal 2002 (and requires retroactive application), requires reimbursements received for "out-of-pocket" expenses to be characterized as revenues. The resulting costs are now recorded as direct expenses resulting in no change in gross profit but a reduction in gross profit margins. The impact of the Company's adoption of EITF 01-14 was to increase revenues and direct expenses by $0, $689,851, $5,794,323, $9,841,290 and
$8,208,694 for the years ended March 31, 1998, 1999, 2000, 2001 and 2002, respectively.

         Effective in the fourth quarter of Fiscal 2001, the Company changed its method of accounting for revenue recognition in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Previously, the Company had recognized revenue relating certain promotional projects in accordance with a client's written letter of authorization instructing the Company to proceed with a project's required services. In most instances, the letters of authorization contained language which provided that the letter would be followed by a definitive contract incorporating the terms of the letter of authorization. Under the new accounting method adopted retroactively to April 1, 2000, the Company now recognizes revenue on its projects at such time as it receives the definitive contract executed by its clients. The cumulative effect of the change in accounting principle on prior years resulted in an after tax charge to income of $502,800, which is included in the net income for the fiscal year ended March 31, 2001. The pro forma amounts presented in the consolidated statements of operations were calculated assuming the change in accounting principle was made retroactively to prior years (see Item 8). For fiscal 2001, the adoption of SAB 101 resulted in an increase in sales of $407,000 and an increase in direct expenses of $507,000. After giving effect to the implementation of SAB 101 and before the cumulative effect of the change in accounting principle for revenue recognition, the Company had net income of $882,030 or $.18 per common share for fiscal 2001.

Significant Customer

         For the fiscal year ended March 31, 2002 ("Fiscal 2002"), the Company had one client, Schieffelin & Somerset Co., which accounted for approximately 29.6% of its revenues, including, pursuant to the adoption of accounting standard EITF 01-14, approximately 13.6% of revenues attributable to reimbursable costs and expenses for such client. In comparison, for the fiscal year ended March 31, 2001 ("Fiscal 2001"), the same client accounted for 32.5% of the Company's revenues, including, pursuant to the adoption of accounting standard EITF 01-14, approximately 16.7% of revenues attributable to reimbursable costs and expenses for such client. At March 31, 2002 and 2001, the same client accounted for 13% and 11% of accounts receivable, respectively. To the extent the Company's sales are dependent on one client or a limited concentration of clients, and such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise should such client or clients reduce their budgets allocated to the Company's activities.

Critical Accounting Policies

         The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. The Company believes the following represent its critical accounting policies:

Estimates and Assumptions

         The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting period. Estimates are made when accounting for revenue, depreciation, amortization and certain other contingencies. The Company is subject to risks and uncertainties that may cause actual results to vary from estimates. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary.

Revenue Recognition

         The Company's revenues are generated from projects subject to contracts requiring the Company to provide its services within specified time periods generally ranging up to twelve months. As a result, the Company has projects in process at various stages of completion. With respect to each project, sales are recognized based upon the estimated percentage-of-completion of the project. On any given date, depending on the nature of the contract, the estimated percentage-of-completion of a project is measured by the Company's time expended on the project to such date compared with the total time required to be incurred in connection with such project or, alternatively, the cost of the Company's services expended to such date on such project compared to the total cost of such project required to be incurred in connection with such project. In addition, the Company also has a contract with a client that is a cost plus fee contract. Revenues from this contract are recognized on the basis of costs incurred during the period plus the fee earned, measured by the costs incurred to total budgeted costs. The Company's business is such that progress towards completing projects may vary considerably from quarter to quarter.

         If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time to satisfy its obligations under the contracts, then future profit margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. The Company's direct expenses consist primarily of direct labor costs; costs to purchase media and program merchandise; cost of production, merchandise warehousing and distribution, and third party contract fulfillment; and other directly related program expenses. Any such resulting reductions in margins or contract losses could be material to the Company's results of operations.

         With respect to the aforementioned methodologies of revenue recognition, in many instances, revenue recognition will not result in related billings throughout the duration of a contract due to timing differences between the contracted billing schedule and such revenue recognition. In such instances, when revenue is recognized in an amount in excess of the contracted billing amount, such excess is recorded by the Company as unbilled contracts in progress. Alternatively, on a scheduled billing date, should the billing amount exceed the amount of revenue recognized, such excess is recorded as deferred revenue by the Company.

Goodwill and Other Intangible Asset

         The Company's goodwill consists of the cost in excess of the fair market value of the acquired net assets of its subsidiary companies. The Company's other intangible asset consists of the cost of an Internet domain name and any and all related intellectual property rights associated therewith which are used in the Company's operations. At March 31, 2002, the Company had $17,491,000 of goodwill and $200,000 as an intangible asset. For the year ended March 31, 2002 and for the prior fiscal years, the Company has amortized goodwill on a straight-line basis over a period of twenty five years. In assessing the recoverability of the Company's goodwill and intangible asset, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. No impairment in the recorded goodwill was identified as of March 31, 2002.

         On April 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. It also requires, upon adoption of SFAS 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The Company has determined that the classification and useful lives utilized for its intangible assets are appropriate. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

         The Company's goodwill relates to its prior acquisitions of Inmark, Optimum and U.S. Concepts , which have been identified as the Company's reporting units. For the years ended March 31, 2002, 2001 and 2000 the Company recorded amortization of approximately $1,042,000, $995,000 and $1,021,000, respectively. The Company has completed its initial impairment review as of April 1, 2002 and no impairment in the recorded goodwill was identified. Goodwill will be tested annually at the end of the fiscal year to identify if an impairment has occurred. However, in the future, upon completion of the annual review, there can be no assurance that a material charge will not be recorded.

Results of Operations

         The following table presents operating data of the Company, expressed as a percentage of sales for each of the fiscal years ended March 31, 2002, 2001 and 2000:

                                                       Year Ended March 31,
                                                    -------------------------
                                                     2002     2001      2000
                                                    ------   ------    ------
Statement of Operations Data:
Sales (1)                                           100.0%   100.0%    100.0%
Direct expenses (1)                                  74.6%    74.3%     75.4%
Gross profit                                         25.4%    25.7%     24.6%
Salaries                                              8.9%     9.5%     11.6%
Selling, general and administrative expenses         13.1%    12.2%     14.2%
Total operating expenses                             22.0%    21.7%     25.8%
Operating income (loss)                               3.4%     4.0%     (1.2)%
Interest expense, net                                 0.8%     1.3%      1.8%
Other                                                 0.1%    (0.2)%      --
Income (loss) before provision (benefit) for
income taxes and equity in loss of affiliate          2.7%     2.5%     (3.0)%
Provision (benefit) for income taxes                  1.2%     1.0%     (1.1)%
Equity in loss of affiliate                            --      n/a       n/a
Net income (loss) before cumulative effect of
change in accounting principle for revenue
recognition                                           1.5%     1.5%     (1.9)%
Cumulative effect of change in accounting
principle for revenue recognition, net of income
taxes                                                  --     (1.0)%      --
Net income (loss)                                     1.5%     0.5%     (1.9)%
Other Data:
Pro forma amounts assuming the change in
accounting principle for revenue recognition is
applied retroactively:
     Net income (loss) before effect of change in
     accounting principle for revenue
     recognition                                      1.5%     1.5%     (1.9)%
     Net income (loss)                                1.5%     0.5%     (1.9)%
                                                                          --

(1) Restated to reflect the adoption of EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF 01-14"). EITF 01-14 requires reimbursements received for "out-of-pocket" expenses to be characterized as revenues. The resulting costs are now recorded as direct expenses resulting in no change in gross profit. The impact of the Company's adoption of EITF 01-14 was to increase revenues and direct expenses by $8,208,694, $9,841,290 and $5,794,323 for the years ended March 31, 2002, 2001 and 2000, respectively, and to decrease gross profit margins for such years.

         The following table presents operating data of the Company, expressed as a comparative percentage of change from the immediately preceding fiscal year for each of the fiscal years ended March 31, 2002, 2001 and 2000:

                                                       Year Ended March 31,
                                                    -------------------------
                                                     2002     2001      2000
                                                    ------   ------    ------
Statement of Operations Data:
Sales (1)                                             1.1%    26.4%     17.5%
Direct expenses (1)                                   1.5%    24.6%     29.5%
Gross profit                                          0.1%    31.9%     (8.5)%
Salaries                                             (5.7)%    4.0%      5.6%
Selling, general and administrative expenses          9.2%     7.8%     48.8%
Total operating expenses                              2.6%     6.1%     25.8%
Operating income (loss)                             (13.9)%    n/a    (119.2)%
Interest expense, net                               (40.6)%   (3.8)%    13.8%
Income (loss) before provision (benefit) for
income taxes and equity in loss of affiliate         11.7%     n/a    (162.0)%
Provision (benefit) for income taxes                 21.5%     n/a    (157.0)%
Net income (loss) before cumulative effect of
change in accounting principle for revenue
recognition                                           3.2%     n/a    (165.3)%
Cumulative effect of change in accounting
principle for revenue recognition                     n/a      n/a        --
Net income (loss)                                   140.0%     n/a    (165.3)%
Other Data:
Pro forma amounts assuming the change in
accounting principle for revenue recognition is
applied retroactively:
Net income (loss) before effect of change in
accounting principle for revenue recognition          3.2%     n/a    (165.3)%
Effect of change in accounting principle for
revenue recognition                                   n/a    (30.5)%   (34.2)%
Net income (loss)                                   140.0%     n/a    (199.5)%


(1) Restated to reflect the adoption of EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF 01-14"). EITF 01-14 requires reimbursements received for "out-of-pocket" expenses to be characterized as revenues. The resulting costs are now recorded as direct expenses resulting in no change in gross profit. The impact of the Company's adoption of EITF 01-14 was to increase revenues and direct expenses by $8,208,694, $9,841,290 and $5,794,323 for the years ended March 31, 2002, 2001 and 2000, respectively, and to decrease gross profit margins for such years.

Fiscal Year 2002 Compared to Fiscal Year 2001

         Sales. Sales for Fiscal 2002 were $59,265,000, compared to sales of $58,609,000 for Fiscal 2001, an increase of $656,000, after including $8,209,000 and $9,841,000, respectively, of reimbursable costs and expenses pursuant to the Company's adoption of EITF 01-14. Excluding the impact of these amounts, the resulting increase was primarily due to an increase in the amount of new business contracted during the year. At March 31, 2002, the Company's sales backlog amounted to approximately $18,373,000, compared to a sales backlog of approximately $22,971,000 at March 31, 2001. At any given time, comparative differences in the Company's sales backlog may vary due to timing differences in the receipt of executed contracts from clients with respect to project assignments being finalized.

         Direct Expenses. Direct expenses for Fiscal 2002 were $44,211,000 compared to direct expenses of $43,566,000 for Fiscal 2001, an increase of $645,000, after including $8,209,000 and 9,841,000, respectively, of reimbursable costs and expenses pursuant to the Company's adoption of EITF 01-14. Excluding the impact of these amounts, the resulting increase was primarily attributable to the increase in sales for the year. The increase in direct expenses as a percentage of sales for Fiscal 2002 was primarily the result of the net effect of (i) a reclassification, in Fiscal 2002, of the salaries of certain employees and other expenses as direct expenses rather than as a selling, general and administrative expense and (ii) the offsetting increase in sales with larger profit margins in Fiscal 2002 compared to Fiscal 2001.

         As a result of the aforementioned changes in sales and direct expenses, gross profit for Fiscal 2002 increased to $15,053,000 from $15,043,000 for Fiscal 2001 and the gross profit as a percentage of sales was 25.4% for Fiscal 2002, compared with 25.7% for Fiscal 2001.

         Operating Expenses. Operating expenses for Fiscal 2002 increased by $335,000 and amounted to $13,038,000, compared to $12,703,000 for Fiscal 2001.
The increase in operating expenses for Fiscal 2002 was primarily attributable to
(i) an increase of $655,000 in selling, general and administrative expenses incurred in supporting and maintaining an anticipated increase in the level of operations and (ii) the decrease of $320,000 in salaries, related employee payroll expenses and benefits primarily the result of a reclassification, in Fiscal 2002, of certain salaries otherwise included in selling, general and administrative expense as a direct expense.

         Interest Expense, Net. Net interest expense, consisting of interest expense of $489,000 offset by interest income of $22,000, for Fiscal 2002 amounted to $467,000, a decrease of $319,000, compared to net interest expense, consisting of interest expense of $929,000 offset by interest income of $143,000, amounting to $786,000 for Fiscal 2001. The decrease of $319,000 in net interest expense for Fiscal 2002 was primarily related to the Company's bank borrowings incurring lower interest rates and the overall reduction of the Company's borrowings.

         Other. For Fiscal 2002, the Company recorded income resulting from recording a previously recorded share of the losses of ComedyLab in the amount of $89,000 as recoverable from a director of the Company pursuant to a secured promissory note from such director.

         Equity in Loss of Affiliate. The Company recorded $18,000 as its share of losses from its 49% equity investment in MarketVision.

         Provision for Income Taxes. The Fiscal 2002 and 2001 provision for federal, state and local income taxes in the amount of $709,000 and $583,000, respectively, were based upon the Company's estimated effective tax rate for the respective fiscal years.

         Net Income Before Cumulative Effect of Change in Accounting Principle for Revenue Recognition. As the Company did not have a cumulative effect of change in accounting principle for revenue recognition for Fiscal 2002, the Company's net income for Fiscal 2002 was $910,000, compared with net income before the cumulative effect of the change in accounting principle for revenue recognition of $882,000 for Fiscal 2001.

         Cumulative Effect of Change in Accounting Principle for Revenue Recognition. For Fiscal 2001, the Company recognized ($502,800) as the cumulative effect of the change in accounting principle for revenue recognition.

         Net Income. As a result of the items discussed above, net income for Fiscal 2002 was $910,000, compared with net income of $379,000 for fiscal 2001.

Fiscal Year 2001 Compared to Fiscal Year 2000

         Sales. Sales for Fiscal 2001 were $58,609,000, compared to sales of $46,379,000 for Fiscal 2000, an increase of $12,230,000, after including $9,841,000 and $5,794,000, respectively, of reimbursable costs and expenses pursuant to the Company's adoption of EITF 01-14. Excluding the impact of these amounts, the resulting increase was primarily the result of the net increase in the amount of new business contracted during the year. At March 31, 2001, the Company's sales backlog amounted to approximately $22,971,000 compared to a sales backlog of approximately $18,100,000 at March 31, 2000.

         Direct Expenses. Direct expenses for Fiscal 2001 were $43,566,000, compared to direct expenses of $34,970,000 for Fiscal 2000, an increase of $8,596,000, after including $9,841,000 and $5,794,000, respectively, of reimbursable costs and expenses pursuant to the Company's adoption of EITF 01-14. Excluding the impact of these amounts, the resulting increase was primarily attributable to the increase in sales for the year. The decrease in direct expenses as a percentage of sales for Fiscal 2001 was primarily the result of client programs in the aggregate having a higher gross profit margin than the mix of client programs in Fiscal 2000.

         As a result of the changes in sales and direct expenses, the Company's gross profit for Fiscal 2001 increased to $15,043,000 from $11,409,000 for Fiscal 2000 and the gross profit as a percentage of sales was 25.7% for Fiscal 2001, compared with 24.6% for Fiscal 2000.

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

         Interest Expense, Net. Net interest expense, consisting of interest expense of $929,000 offset by interest income of $143,000, for Fiscal 2001 amounted to $786,000, compared to net interest expense, consisting of interest expense of $941,000 offset by interest income of $124,000 amounting to $817,000 for Fiscal 2000. The decrease of $31,000 in net interest expense for Fiscal 2001 was primarily related to the decrease in the Company's bank borrowings.

         Other. For Fiscal 2001, the Company recorded $89,000 as its share of losses from its 33% equity investment in ComedyLab.

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

Liquidity and Capital Resources

         On May 17, 2001, the Company entered into the Credit Agreement pursuant to which the Company obtained a $4,000,000 Term Loan and a $2,000,000 Revolving Loan. Contemporaneously with the closing of the Credit Agreement, the Company borrowed $4,000,000 under the Term Loan and $1,000,000 under the Revolving Loan and used $4,510,000 of the proceeds of the Loans to repay in full the Company's indebtedness under its then existing bank loans and the remaining proceeds were used to increase the Company's working capital. Borrowings under the Term Loan and Revolving Loan are evidenced by promissory notes and are secured by all the Company's assets. Principal payments commenced June 30, 2001 on the Term Loan are to be made in twelve equal quarterly installments of $333,333. In addition, the Company, on a monthly basis, pays interest, at a rate of between the bank's prime rate and the bank's prime rate plus 2.0%, on outstanding amounts based on certain defined debt to earnings ratios. Interest rates at March 31, 2002 on the Company's Loans and at March 31, 2001 pursuant to the Company's prior loan agreement were 5.75% and 10.0%, respectively. Further, the Credit Agreement provides for a number of negative and affirmative covenants, restrictions, limitations and other conditions including among others, (i) limitations regarding the payment of cash dividends, (ii) use of proceeds, (iii) maintenance of minimum net worth, (iv) maintenance of minimum quarterly earnings, (v) compliance with a defined senior debt leverage ratio and debt service ratio, and
(vi) maintenance of 15% of beneficially owned shares of the Company held by the Company's management. The Company will pay a fee on the unused portion of the credit facility equal to .25%.

         At March 31, 2002, the Company had cash and cash equivalents of $1,960,000, a working capital deficit of $2,749,000, outstanding bank loans of $4,667,000 with no additional availability under the Revolving Loan, outstanding subordinated debt of $1,025,000 and stockholders' equity of $14,041,000. In comparison, at March 31, 2001, the Company had cash and cash equivalents of $855,000, a working capital deficit of $3,878,000, outstanding bank loans of $4,910,000 with no availability under revolving loans, outstanding subordinated debt of $1,875,000 and stockholders' equity of $13,118,000. The decrease in the working capital deficit at March 31, 2002 was primarily attributable to the Company's net income for the fiscal year. Management believes cash generated from operations together with borrowings under its Credit Agreement will be sufficient to meet the Company's cash requirements for fiscal 2003. To the extent that the Company is required to seek additional external financing, there can be no assurance that the Company will be able to obtain such additional funding to satisfy its cash requirements for fiscal 2003 or as subsequently required under the Credit Agreement.

         The $1,104,000 increase in the Company's cash and cash equivalents at March 31, 2002 resulted primarily from the Company's aggregate net cash provided from operating activities after being offset by net cash used in investing and financing activities.

         Net cash provided by operating activities during Fiscal 2002 was $3,585,000, due principally to the net effect of the aggregate of net income of $910,000, the non-cash charges for depreciation and amortization of $1,748,000, deferred income taxes of $579,000 and the reduction in provision for bad debt expense of $25,000, a decrease in accounts receivable of $1,285,000, an increase in accounts payable of $2,907,000 and an increase in deferred revenue, as offset by an increase in unbilled contracts in progress of $2,340,000, a decrease in accrued job costs of $1,397,000 and decreases in other accrued liabilities and accrued compensation totaling $328,000. In comparison, net cash provided by operating activities during Fiscal 2001 was $4,583,000 due principally to the net effect of the aggregate of net income of $379,000, the non-cash charges for depreciation and amortization of $1,701,000, decreases in unbilled contracts in progress of $295,000 and prepaid taxes of $97,000, and increases in accounts payable of $1,911,000, accrued job costs of $718,000, deferred revenue of $698,000 and other accrued liabilities of $173,000, as offset by increases of $2,017,000 in accounts receivable and $206,000 in prepaid expenses and other assets.

         For Fiscal 2002, net cash used in investing activities amounted to $1,168,000 as a result of $347,000 used for the purchase of fixed assets, $200,000 used to purchase an intangible asset and $888,000 used for advances to officers offset by the recovery of advances from an affiliate in the amount of $267,000. In comparison, for Fiscal 2001, net cash used in investing activities amounted to $1,995,000 of which $928,000 was used for the purchase of fixed assets, $500,000 was used to pay an earnout in connection with the U.S. Concepts Acquisition, $300,000 was used for the Company's investment in MarketVision and $267,000 was used for an advance to an affiliate.

         For Fiscal 2002, financing activities used net cash of $1,313,000 resulting from the repayment of borrowings and the related refinancing costs totaling $1,320,000 offset by proceeds from the exercise of stock options in the amount of $7,000. In comparison, for Fiscal 2001, financing activities used net cash of $2,839,000 resulting from the repayment of borrowings and payment of related refinancing costs totaling $2,847,000, offset by proceeds from the exercise of stock options in the amount of $7,000.

         The Company does not expect to make material investments in fixed assets in Fiscal 2003.



Contractual Obligations and Commitments

         The table below sets forth as of March 31, 2002, future minimum payments required to be made by the Company under loan agreements, operating leases, and employment agreements, the potential future maximum annual earnout payment the Company may be obligated to make, subject to established pre-tax earnings criteria being achieved, under the U.S. Concepts Acquisition agreement, and the amount the Company is committed to provide to MarketVision under a line of credit the Company has made available to it follows:

Year Ending
 March 31,             2003          2004          2005          2006          2007       Thereafter       Total
-----------         -----------   -----------   -----------   -----------   -----------   -----------   -----------
Contractual
Obligations
-----------
Bank Term Loan      $ 1,333,333   $ 1,333,333                                                           $ 2,666,666
Bank Revolving
Credit Loan                  --                 $ 2,000,000                                               2,000,000
Subordinated Debt     1,025,000                                                                           1,025,000
Operating Leases      1,259,095       698,206       508,255   $   505,005   $   514,583   $ 1,054,819     4,539,963
Employment
Agreements            1,985,000       825,000       412,500                                               3,222,500
                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Total               $ 5,602,428   $ 2,856,539   $ 2,920,755   $   505,005   $   514,583   $ 1,054,819   $13,454,129
                    ===========   ===========   ===========   ===========   ===========   ===========   ===========
  Commitments
  -----------
U.S. Concepts
Earnout             $ 1,500,000                                                                         $ 1,500,000
Line of Credit to
MarketVision            200,000                                                                             200,000
                    -----------                                                                         -----------
Total               $ 1,700,000                                                                         $ 1,700,000
                    ===========                                                                         ===========

Management believes the Company will be able to satisfy the above contractual obligations and commitments from its cash generated from operations together with borrowings under its Credit Agreement.

Impact of Recently Issued Accounting Standards

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " and amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of SFAS 144 generally are to be applied prospectively. The Company believes that the adoption of SFAS 144 will not have a material impact on the Company's financial position or results of operations.

Related Party Transactions

         On November 14, 2001, the Company's Board of Directors extended the lives of two immediately exercisable warrants to purchase the Company's common stock previously issued to a current outside director and a consultant to the Company in 1997. The warrants (37,500 each), which maintain the exercise price of $4.00 per share, were due to expire on April 30, 2002 and will now expire on April 30, 2007. The fair value ascribed to the modification of the terms of the warrants were not material.

         The Company has made loans to Paul A. Amershadian, a director of the Company and its Executive Vice President-Marketing and Sales, aggregating $550,000, which are evidenced by an Amended and Restated Promissory Note dated May 24, 2001. The Amended and Restated Promissory Note provides for payment of interest at a floating rate equal to the highest rate at which the Company pays interest on its bank borrowings, payment of accrued interest and principal from one-half of the after-tax amount, if any, of bonuses paid to Mr. Amershadian by the Company, and payment of the remaining balance of principal and accrued interest on May 24, 2006. At March 31, 2002, the Amended and Restated Promissory
Note is recorded in the Company's accounts as a note receivable from officer in the amount of $550,000 without recognition of the accrued interest at March 31, 2002 in the amount of $151,695.

         In November 2000, Brian Murphy, a director of the Company and the Chief Executive Officer of U.S. Concepts, together with other former employees of iCast Comedy Corporation ("iCast"), organized ComedyLab Productions, Inc. ("ComedyLab") for the purpose of acquiring certain assets from, and continuing business previously conducted by iCast. Mr. Murphy is also a director and the Chief Executive Officer of ComedyLab, which currently operates a Web site providing comedy related programming and content. In January 2001, ComedyLab acquired certain assets from iCast, including event sponsorship agreements relating to events which U.S. Concepts had been retained by iCast to manage and execute. By agreement dated January 24, 2001, U.S. Concepts agreed to (i) to allow ComedyLab to occupy a portion of its premises in exchange for monthly rental and utility charges, (ii) to provide ComedyLab for a fee, with sales and consulting services and (iii) to fund a limited amount of ComedyLab's expenses. By separate agreement of the same date between the Company, U.S. Concepts and Mr. Murphy, the parties agreed that all equity in ComedyLab issued or issuable to Mr. Murphy would be transferred and/or issued, as applicable, to U.S. Concepts, and that Mr. Murphy would participate in any gain realized by U.S. Concepts on its disposition of such entity to the extent of 25% of the first $500,000 of such gain increasing up to 50% of all gain realized in excess of $1,500,000. At March 31, 2002, for the facilities provided and services rendered by U.S. Concepts pursuant to the aforementioned January 24, 2001 agreement, the Company has not recognized as income the fees in the amount of $193,000 which are due from ComedyLab. The Company will recognize these fees as income at such time, if and when, they are deemed collectible.

         On June 19, 2001, Mr. Murphy executed a non-interest bearing secured promissory note in favor of U.S. Concepts pursuant to which he is obligated to reimburse U.S. Concepts for the amount of ComedyLab expenses funded by U.S. Concepts on or before March 31, 2002. The promissory note is secured by (i) all amounts payable to Mr. Murphy pursuant to the U.S. Concepts Acquisition agreement and the bonus provisions of Mr. Murphy's employment agreement, and
(ii) all indebtedness of ComedyLab to Mr. Murphy. Through the year ended March 31, 2002, U.S. Concepts funded ComedyLab expenses aggregating $563,000 and applied a $500,000 additional purchase price installment due to Mr. Murphy pursuant to U.S. Acquisition agreement to reduce the promissory note. Accordingly, at March 31, 2002, the accounts of the Company include a currently due note receivable from officer in the amount of $63,000.

         On February 27, 2001, the Company acquired 49% of the shares of capital stock of MarketVision which is a minority owned, predominately Hispanic, ethnically oriented promotion agency headquartered in San Antonio, Texas, for a purchase price of $300,000, and in connection therewith issued options to purchase 35,000 shares of CoActive Common Stock with a fair value of $25,630 using the Black Scholes option pricing model. In connection with the transaction, the Company extended a credit line in the amount of $200,000 to MarketVision of which borrowings on the credit line amounted to $159,000 at March 31, 2002. The MarketVision acquisition has been accounted for as an equity investment on the Company's consolidated balance sheets whereby, pursuant to the equity method of accounting, respective balance sheet carrying values of the investment are periodically adjusted to reflect the Company's 49% interest in and effect of the operations of MarketVision. The MarketVision business, founded in 1998, provides marketing and promotional services on a multicultural basis comparable to those provided by the Company.

         On March 22, 2002, MarketVision entered into an Administration and Marketing Services Agreement with the Company pursuant to which, commencing April 1, 2002 the Company is to provide MarketVision with specific administrative, accounting, financial, marketing and project support services for a monthly fee in the amount of $35,000. In accordance with the agreement, the Company dedicates and allocates certain of its resources and the specific time of certain of its personnel to MarketVision. During fiscal 2002, prior to the effectiveness of this agreement, the Company absorbed the cost of providing marketing support services to MarketVision to further integrate the extended service offerings of both the Company and MarketVision and enhance cross-selling opportunities.

         In connection with the Company's acquisition of Optimum, the Company entered into a lease agreement with Thomas Lachenman, a director of the Company and former owner of Optimum, for the lease of the Cincinnati principal office of Optimum. The lease provides for an annual rental, currently at $147,000, adjusted annually based upon changes in the local consumer price index. The lease expires in December 2010.

Item 7A  Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.  Consolidated Financial Statements.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Consolidated Financial Statements of CoActive Marketing Group, Inc.

     Reports of Independent Certified Public Accountants ..................27-28
     Consolidated Balance Sheets as of March 31, 2002 and 2001.............29
     Consolidated Statements of Operations for the years ended
         March 31, 2002, 2001 and 2000.....................................30
     Consolidated Statements of Stockholders' Equity for the years ended March 31, 2002, 2001 and 2000...............................31
     Consolidated Statements of Cash Flows for the years ended
         March 31, 2002, 2001 and 2000 ....................................32
     Notes to Consolidated Financial Statements............................33

               Report of Independent Certified Public Accountants



The Board of Directors and Stockholders
CoActive Marketing Group, Inc.


We have audited the accompanying consolidated balance sheet of CoActive Marketing Group, Inc. and subsidiaries as of March 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoActive Marketing Group, Inc. and subsidiaries as of March 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                                        /s/ BDO SEIDMAN, LLP
                                        -----------------------------
                                        BDO SEIDMAN, LLP

Melville, New York
May 30, 2002

                          Independent Auditors' Report


The Board of Directors and Stockholders
CoActive Marketing Group, Inc.:


We have audited the consolidated balance sheet of CoActive Marketing Group, Inc. (formerly Inmark Enterprises, Inc.) and subsidiaries, as of March 31, 2001, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoActive Marketing Group, Inc. and subsidiaries as of March 31, 2001, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG, LLP
--------------------------
KPMG, LLP

Melville, New York
July 3, 2001, except for
      notes 1(b) and 7(b(i)), which are as of
      June 27, 2002

                                 COACTIVE MARKETING GROUP, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                     MARCH 31, 2002 AND 2001

                                                                           2002          2001
                                                                        -----------   -----------
                                Assets
Current assets:
    Cash and cash equivalents                                           $ 1,959,617       855,219
    Accounts receivable, net of allowance for doubtful accounts
    of $75,000 in 2002 and $100,000 in 2001                              10,077,770    11,337,524
    Unbilled contracts in progress                                        3,160,372       820,213
    Due from affiliate                                                           --       177,931
    Prepaid taxes                                                           141,831       158,870
    Prepaid expenses and other current assets                               878,603       857,054
                                                                        -----------   -----------
    Total current assets                                                 16,218,193    14,206,811

Property and equipment, net                                               1,721,176     1,944,041

Investment in MarketVision                                                  307,630       325,630
Notes receivable from officers                                              613,000       225,000
Goodwill, net                                                            17,491,196    18,033,257
Intangible asset                                                            200,000            --
Deferred financing costs, net of amortization of $366,160 in 2002 and
    $230,333 in 2001                                                        189,029        98,474
Other assets                                                                131,914       171,187
                                                                        -----------   -----------
Total assets                                                            $36,872,138    35,004,400
                                                                        ===========   ===========

                 Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                    $ 6,934,320     4,027,363
    Deferred revenue                                                      3,807,017     3,599,903
    Accrued job costs                                                     4,876,089     6,273,374
    Accrued compensation                                                     54,923       128,124
    Other accrued liabilities                                               725,086       944,824
    Deferred taxes payable                                                  211,595       127,424
    Notes payable bank - current                                          1,333,333     1,733,333
    Subordinated notes payable - current                                  1,025,000     1,250,000
                                                                        -----------   -----------
    Total current liabilities                                            18,967,363    18,084,345

Notes payable bank - long term                                            3,333,333     3,176,667
Deferred taxes payable                                                      530,890            --
Subordinated notes payable - long term                                           --       625,000
                                                                        -----------   -----------
Total liabilities                                                        22,831,586    21,886,012
                                                                        -----------   -----------

Commitments and contingencies

Stockholders' equity:
    Class A convertible preferred stock, par value $.001;
    authorized 650,000 shares; none issued and outstanding                       --            --
    Class B convertible preferred stock, par value $.001;
    authorized 700,000 shares; none issued and outstanding                       --            --
    Preferred stock, undesignated; authorized 3,650,000
    shares; none issued and outstanding                                          --            --
    Common stock, par value $.001; authorized 25,000,000
    shares; issued and outstanding 5,028,481 shares at March 31, 2002
    and 5,022,231 shares at March 31, 2001                                    5,028         5,022
    Additional paid-in capital                                            6,744,598     6,732,704
    Retained earnings                                                     7,290,926     6,380,662
                                                                        -----------   -----------
Total stockholders' equity                                               14,040,552    13,118,388
                                                                        -----------   -----------
Total liabilities and stockholders' equity                              $36,872,138    35,004,400
                                                                        ===========   ===========

See accompanying notes to consolidated financial statements.

                                      COACTIVE MARKETING GROUP, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                YEARS ENDED MARCH 31, 2002, 2001 AND, 2000

                                                                  2002            2001            2000
                                                              ------------    ------------    ------------

Sales                                                         $ 59,264,617      58,609,347      46,379,282
Direct expenses                                                 44,211,495      43,566,263      34,970,687
                                                              ------------    ------------    ------------
Gross profit                                                    15,053,122      15,043,084      11,408,595
                                                              ------------    ------------    ------------

Operating Expenses:
Salaries                                                         5,263,857       5,583,464       5,369,577
Selling, general and administrative expenses                     7,774,177       7,119,072       6,604,124
                                                              ------------    ------------    ------------
Total operating expenses                                        13,038,034      12,702,536      11,973,701
                                                              ------------    ------------    ------------

Operating income (loss)                                          2,015,088       2,340,548        (565,106)
Interest expense, net                                             (466,972)       (786,170)       (817,370)
Other                                                               88,966         (88,966)             --
                                                              ------------    ------------    ------------
Income (loss) before provision (benefit) for
income taxes and equity  in loss of affiliate                    1,637,082       1,465,412      (1,382,476)
Provision (benefit) for income taxes                               708,818         583,382        (508,774)
Equity in loss of affiliate                                         18,000              --              --
                                                              ------------    ------------    ------------
Net income (loss) before cumulative effect of change in
    accounting principle for revenue recognition                   910,264         882,030        (873,702)
Cumulative effect of change in accounting principle for
revenue recognition, net of income taxes                                --        (502,800)             --
                                                              ------------    ------------    ------------

Net income (loss)                                             $    910,264         379,230        (873,702)
                                                              ============    ============    ============

Net income (loss) per common share before cumulative
    effect of change in accounting principle for revenue
    recognition, Basic                                        $        .18             .18            (.19)
       Cumulative effect of change in accounting
       principle for revenue recognition                      $         --            (.10)             --
                                                              ------------    ------------    ------------
       Net income (loss)                                      $        .18             .08            (.19)
                                                              ============    ============    ============
Net income (loss) per common share before cumulative
    effect of change in accounting principle for revenue
    recognition, Diluted                                      $        .17             .16            (.19)
       Cumulative effect of change in accounting
       principle for revenue recognition                      $         --            (.09)             --
                                                              ------------    ------------    ------------
       Net income (loss)                                      $        .17             .07            (.19)
                                                              ============    ============    ============

Weighted average number of shares outstanding:
       Basic                                                     5,024,390       5,018,635       4,598,476
                                                              ============    ============    ============
       Diluted                                                   5,502,448       5,433,708       4,598,476
                                                              ============    ============    ============
Reconciliation of weighted average shares used for basic
and diluted computation is as follows:

       Weighted average shares - Basic                           5,024,390       5,018,635       4,598,476
       Dilutive effect of options and warrants                     478,058         415,073              --
                                                              ------------    ------------    ------------
       Weighted average shares - Diluted                         5,502,448       5,433,708       4,598,476
                                                              ============    ============    ============

Pro forma amounts assuming the change in accounting
principle for revenue recognition is applied retroactively:
       Net income (loss)                                                      $    882,030    $   (874,902)
                                                                              ============    ============
       Net income (loss) per common share:
          Basic                                                               $        .18    $       (.19)
                                                                              ============    ============
          Diluted                                                             $        .16    $       (.19)
                                                                              ============    ============

See accompanying notes to consolidated financial statements.

                                      COACTIVE MARKETING GROUP, INC.
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                         Common Stock
                                        par value $.001          Additional                        Total
                                  ---------------------------      Paid-in       Retained      Stockholders'
                                     Shares         Amount         Capital       Earnings         Equity
                                  ------------   ------------   ------------   ------------    ------------

Balance, March 31, 1999              4,513,481   $      4,513   $  5,697,458   $  6,875,134    $ 12,577,105

Exercise of options                      2,500              3          2,922             --           2,925

Sale of common stock                   500,000            500        999,500             --       1,000,000

Net loss                                    --             --             --       (873,702)       (873,702)
                                  ------------   ------------   ------------   ------------    ------------

Balance, March 31, 2000              5,015,981          5,016      6,699,880      6,001,432      12,706,328

Exercise of options                      6,250              6          7,194             --           7,200

Value of options granted for
MarketVision investment                     --             --         25,630             --          25,630

Net income                                  --             --             --        379,230         379,230
                                  ------------   ------------   ------------   ------------    ------------
Balance, March 31, 2001              5,022,231          5,022      6,732,704      6,380,662      13,118,388

Exercise of options                      6,250              6          7,194             --           7,200

Stock compensation for services             --             --          4,700             --           4,700

Net income                                  --             --             --        910,264         910,264
                                  ------------   ------------   ------------   ------------    ------------

Balance, March 31, 2002              5,028,481   $      5,028   $  6,744,598   $  7,290,926    $ 14,040,552
                                  ============   ============   ============   ============    ============


See accompanying notes to consolidated financial statements.

                                              COACTIVE MARKETING GROUP, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                                                      2002           2001           2000
                                                                                  -----------    -----------    -----------
Cash flows from operating activities:
Net income (loss)                                                                 $   910,264        379,230       (873,702)
Adjustments to reconcile net income (loss) to net cash
 Provided by operating activities:
   Depreciation and amortization                                                    1,747,682      1,700,855      1,531,172
   Provision for bad debt expense                                                     (25,000)       100,000             --
   Equity in loss of affiliate                                                         18,000             --             --
   Other                                                                              (84,266)        88,966             --
   Cumulative effect of change in accounting principle for revenue recognition             --        502,800             --
   Deferred income taxes                                                              579,473        125,145       (623,605)
   Changes in operating assets and liabilities, net of effects of acquisitions:
      Decrease (increase) in accounts receivable                                    1,284,754     (2,017,482)    (2,377,402)
      (Increase) decrease in unbilled contracts in progress                        (2,340,159)       295,337      5,372,990
      Decrease (increase) in prepaid expenses and other assets                         17,724       (205,699)      (380,952)
      Decrease in prepaid taxes                                                        17,039         97,218      1,246,343
      Increase (decrease) in accounts payable                                       2,906,957      1,911,459     (1,048,284)
      (Decrease) increase in accrued job costs                                     (1,397,285)       718,287     (1,075,871)
      (Decrease) increase in other accrued liabilities                               (184,150)       173,469       (219,782)
      Increase (decrease) in deferred revenue                                         207,114        697,984       (194,779)
      (Decrease) increase in accrued compensation                                     (73,201)        15,586       (207,735)
                                                                                  -----------    -----------    -----------

Net cash provided by operating activities                                           3,584,946      4,583,155      1,148,393
                                                                                  -----------    -----------    -----------

Cash flows from investing activities:
   Purchases of fixed assets                                                         (346,930)      (928,436)      (659,389)
   Purchase of intangible asset                                                      (200,000)            --             --
   Acquisitions, net of cash acquired                                                      --       (500,000)            --
   Purchase of equity investment                                                           --       (300,000)            --
   Advances to officers                                                              (888,000)            --             --
   Advances from (to) affiliate                                                       266,897       (266,897)            --
                                                                                  -----------    -----------    -----------

Net cash used in investing activities                                              (1,168,033)    (1,995,333)      (659,389)
                                                                                  -----------    -----------    -----------

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                                 7,200          7,200          2,925
   Financing costs                                                                   (226,381)      (146,626)       (57,681)
   Proceeds from sale of common stock                                                      --             --      1,000,000
   Payments of debt, net                                                           (1,093,334)    (2,700,000)    (3,015,000)
                                                                                  -----------    -----------    -----------

Net cash used in financing activities                                              (1,312,515)    (2,839,426)    (2,069,756)
                                                                                  -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents                                1,104,398       (251,604)    (1,580,752)

Cash and cash equivalents at beginning of year                                        855,219      1,106,823      2,687,575
                                                                                  -----------    -----------    -----------
Cash and cash equivalents at end of year                                          $ 1,959,617        855,219      1,106,823
                                                                                  ===========    ===========    ===========

Supplemental disclosures of cash flow information:

Interest paid during the period                                                   $   485,735        876,458        896,312
                                                                                  ===========    ===========    ===========
Income taxes paid (refunded) during the period                                    $    82,793        (43,589)    (1,168,306)
                                                                                  ===========    ===========    ===========
Noncash transaction relating to investing activities consists of:
Earnout applied to notes receivable from officers                                 $   500,000             --             --
                                                                                  ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

(1)      Organization and Nature of Business
         -----------------------------------

         CoActive Marketing Group, Inc. ("the Company") is a full service marketing, sales promotion and interactive media services and e-commerce provider organization which designs, develops and implements turnkey customized national, regional and local consumer and trade promotion programs primarily for consumer product client companies. The Company's programs are designed to enhance the value of its clients' budgeted expenditures and achieve, in an objectively measurable way, its client's specific marketing and promotional objectives.

         At March 31, 2002, the Company had negative working capital of approximately $2,749,000. For fiscal 2003, management believes that borrowings available pursuant to the Company's bank credit facility, together with cash generated from operations, will be sufficient to meet the Company's cash requirements through March 31, 2003.

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

         (b)   Adoption of EITF 01-14
               ----------------------

               Effective in the fourth quarter of fiscal 2002, the Company adopted EITF 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" ("EITF 01-14"). EITF 01-14, which became effective in the fourth quarter of fiscal 2002 (and requires retroactive application) requires reimbursements received for "out-of-pocket" expenses to be characterized as revenues. The resulting costs are now recorded as direct expenses resulting in no change in gross profit but a reduction in gross profit margins. The impact of the Company's adoption of EITF 01-14 was to increase revenues and direct expenses by $8,208,694, $9,841,290 and $5,794,323 for the years ended March 31, 2002, 2001 and 2000, respectively.

         (c)   Adoption of SAB No. 101
               -----------------------

               Effective in the fourth quarter of Fiscal 2001, the Company changed its method of accounting for revenue recognition in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Previously, the Company had recognized revenue relating to certain promotional projects in accordance with a client's written letter of authorization instructing the Company to proceed with a project's required services. In most instances, the letters of authorization contained language which provided that the letter would be followed by a definitive contract incorporating the terms of the letter of authorization. Under the new accounting method adopted retroactively to April 1, 2000, the Company now recognizes revenue on its projects at such time as it receives the definitive contract executed by its client. The cumulative effect of the change in accounting principle resulted in an after tax charge to income of $502,800, which is included in net income for the fiscal year ended March 31, 2001. The pro forma amounts presented in the consolidated statements of operations for fiscal 2000 were calculated assuming the accounting change was made retroactively to that year. For fiscal 2001, the adoption of SAB 101 resulted in an increase in sales of $407,000 and an increase in direct expenses of $507,000.

               After giving effect to the implementation of SAB 101, and prior to the cumulative effect of a change in accounting principle for revenue recognition, the Company reported net income of $882,038 or $.18 per common share for fiscal 2001.

         (d)   Revenue Recognition
               -------------------

               The Company recognizes revenue on the percentage-of-completion method, depending on the nature of its service contract measured by either (i) the time expended to date compared with the total time required to be incurred in connection with the project's respective requirements or (ii) the cost for services expended to date compared to the total services required to be performed on the respective project. The Company's revenue is comprised of sales amounts and fee income for the services it renders. Costs associated with the fulfillment of projects are accrued and recognized proportionately to the related revenue in order to ensure a matching of revenue and expenses in the proper period. Provisions for anticipated losses on uncompleted projects are made in the period in which such losses are determined. In addition, the Company also has a contract with a client that is a cost plus fee contract. Revenue from this contract is recognized on the basis of costs incurred during the period plus the fee earned, measured by the costs incurred to total budgeted costs. Such revenue is recognized in accordance with the guidelines set forth in the SAB 101.

         (e)   Cash Equivalents
               ----------------

               Investments with original maturities of three months or less at the time of purchase are considered cash equivalents.

         (f)   Property and Equipment
               ----------------------

               Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which are three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

         (g)   Long-Lived Assets
               -----------------

               Long-lived assets, such as goodwill, intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairments were identified as of March 31, 2002.

         (h)   Goodwill and Other Intangible Asset
               -----------------------------------

               Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company's subsidiary companies. The Company's other intangible asset consists of an Internet domain name and any and all related intellectual property rights associated therewith which are used in the Company's operations. At March 31, 2002, the Company had $17,491,000 of goodwill and $200,000 as an intangible asset. Through March 31, 2002, goodwill has been amortized, on a straight-line basis, over a period of twenty five years. Accumulated amortization approximated $4,802,000 and $3,760,000 at March 31, 2002 and 2001,
               respectively, and amortization expense for the years ended March 31, 2002, 2001 and 2000 approximated $1,042,000, $995,000 and
               $1,021,000, respectively.

               On April 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. It also requires, upon adoption of SFAS 142, that the Company reclassify if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The Company has determined that the classification and useful lives utilized for its intangible assets are appropriate. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

               The Company's goodwill relates to its prior acquisitions of its subsidiaries, which have been identified as its reporting units. The Company has completed its initial impairment review as of April 1, 2002 and no impairment in the recorded goodwill was identified. Goodwill will be tested annually at the end of the fiscal year to identify if an impairment has occurred. However, in the future, upon completion of the annual review, there can be no assurance that a material charge will not be recorded.

         (i)   Deferred Financing Costs
               ------------------------

               Deferred financing costs consist of bank fees and legal costs incurred with respect to the Company's bank credit agreement, the amounts of which are being amortized over the remaining term of the credit agreement which expires in May 2004.

         (j)   Net Income (Loss) Per Common Share
               ----------------------------------

               The computation of basic earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the year. The computation of diluted earnings
               (loss) per common and common equivalent share is based upon the weighted average number of common shares outstanding during the year, plus the assumed exercise of stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock. For the fiscal years ended March 31, 2002, 2001 and 2000, 1,728,705, 1,168,375 and 2,444,238, stock options and warrants, at exercise prices ranging from $2.31 to $10.00, $2.31 to $10.00 and $.60 to $10.00, respectively, have been excluded from the calculation of diluted earnings as their inclusion would be antidilutive. These options and warrants expire through 2007.

         (k)   Income Taxes
               ------------

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

         (l)   Accounting for Stock-Based Compensation
               ---------------------------------------

               The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock-based compensation plans. The Company has elected not to implement the fair value based accounting method for employee stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") but has elected to disclose the pro forma net income (loss) per share for employee stock option grants made beginning in fiscal 1997 as if such method had been used to account for stock-based compensation costs described in SFAS 123.

         (m)   Fair Value of Financial Instruments
               -----------------------------------

               The carrying value of all financial instruments classified as a current asset or liability, including long term debt, is deemed tp approximate fair value due to the short maturity of these instruments and interest rates that approximate current rates.

         (n)   Use of Estimates
               ----------------

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

         (o)   Reporting Comprehensive Income
               ------------------------------

               The Company follows SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company's operations did not give rise to items includible in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

         (p)   Reclassifications
               -----------------

               Certain amounts as previously reported have been reclassified to conform to current year classifications.

         (q)   Recent Accounting Standards
               ---------------------------

               In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"),

               "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of SFAS 144 generally are to be applied prospectively. The Company believes that the adoption of SFAS 144 will not have a material impact on the Company's financial position or results of operations.

(2)      Business Acquisitions and Equity Investments
         --------------------------------------------

         Acquisition of 49% of MarketVision
         On February 27, 2001, the Company, pursuant to a Retainer and Option Agreement with Garcia Baldwin, Inc., a Texas corporation doing business as MarketVision ("MarketVision"), purchased 49% of the shares of capital stock of MarketVision. In connection with the purchase, the Company paid cash of $300,000 and issued 35,000 stock options with a fair value of $25,630 using the Black-Scholes option pricing model (the "MarketVision Acquisition"). The MarketVision Acquisition has been accounted for as an equity investment whereby (i) the excess of the purchase price of over the Company's percentage ownership of the stockholders' equity of MarketVision, in the amount of $129,658, has been included in investment in MarketVision on the accompanying consolidated balance sheets and through March 31, 2002 was being amortized on a straight-line basis over a twenty-five year period and
         (ii) the Company's investment is accounted for on the equity method of accounting to reflect the Company's 49% interest in the operations of MarketVision. In connection with the transaction, the Company extended a credit line in the amount of $200,000 to MarketVision. There were borrowings of $159,000 on the credit line at March 31, 2002 which are included in prepaid expenses and other current assets.

         On March 22, 2002, MarketVision entered into an Administration and Marketing Services Agreement with the Company pursuant to which the Company provides MarketVision with specific administrative, accounting, financial, marketing and project support services for a monthly fee in the amount of $35,000. In accordance with the agreement, the Company dedicates and allocates certain of its resources and the specific time of certain of its personnel to MarketVision. During fiscal 2002, the Company absorbed the cost of providing marketing support services to MarketVision to further integrate the extended service offerings of both the Company and MarketVision and enhance cross-selling opportunities.

         Acquisition of U.S. Concepts, Inc.
         On December 29, 1998, a wholly-owned subsidiary of the Company, U.S. Concepts, Inc., a Delaware corporation, ("U.S. Concepts") purchased substantially all of the assets and business from and assumed certain of the liabilities of Murphy Liquidating Corporation formerly known as U.S. Concepts, Inc., a New York corporation (the "U.S. Concepts Acquisition") in a transaction accounted for as a purchase. The purchase price was $1,660,000 and consisted of cash of $1,410,000, including expenses, and 30,000 shares of common stock of the Company valued at $250,000. The purchase price could increase with payments of up to an additional $2,500,000 (50% of which, at the option of the recipient, may be paid in shares of the Company's common stock) to the extent that U.S. Concepts achieves specified pre-tax earnings during the two year period ending December 31, 2000 and cumulatively during the four year period subsequent to December 31, 1998. The cash portion of the purchase price was financed with proceeds from the Company's remaining unused bank revolving loan credit facility. The U.S. Concepts Acquisition has been accounted for as a purchase whereby the excess of the purchase price, including costs of the acquisition, over the fair value of assets acquired less liabilities assumed of $3,881,000 has been classified as goodwill and through March 31, 2002 was being amortized on a straight-line basis over a twenty-five year period. In both Fiscal 2002 and Fiscal 2001, as specified pre-tax earnings for the respective periods were achieved, the Company paid an additional purchase price of $500,000, which amounts have been reflected as additional goodwill.

         Acquisition of Optimum Group, Inc.
         On March 31, 1998, an indirect wholly-owned subsidiary of the Company, Optimum Group, Inc ("Optimum") purchased all of the assets and business from and assumed substantially all of the liabilities of OG Holding Corporation (the "Optimum Acquisition") in a transaction accounted for as a purchase. The purchase price was $15,743,000 and consisted of cash of $9,298,000, including expenses, a subordinated note in the principal amount of $2,500,000 with interest at the rate of 9% per annum and 565,385 shares of common stock of the Company valued at $3,675,000. The cash portion of the purchase price included $7,000,000 provided pursuant to a loan agreement between the Company and a bank and $1,700,000 provided from the Company's cash balances. The Optimum Acquisition has been accounted for as a purchase whereby the excess of the purchase price, including the costs of the acquisition, over the fair value of assets acquired less liabilities assumed of $14,581,000 has been classified as goodwill and through March 31, 2002 was being amortized over a twenty-five year period. Deferred financing costs incurred in connection with the loan agreement in the amount of $124,500 are being amortized over the term of the loan.

(3)      Notes Receivable From Officers
         ------------------------------

         Notes receivable from officers at March 31, 2002 and 2001 consist of the following:

         (a) An Amended and Restated Promissory Note from an officer of the Company dated May 24, 2001 in the principal amount of $550,000 (which at such date reflected additional interest of $119,299) from such officer in the aggregate amount of $225,000 (the amount outstanding at March 31, 2001) and for an additional loan in the amount of $325,000. The Amended and Restated Promissory Note provides for (i) monthly interest payments at a floating rate equal to the highest rate at which the Company pays interest on its bank borrowings, (ii) payment of accrued interest and principal from one-half of the after-tax amount, if any, of bonuses paid to the officer by the Company, and (iii) payment of the remaining balance of principal and accrued interest on May 24, 2006. The Amended and Restated Promissory Note is secured by
               (i) a first lien and security interest in 282,127 shares of the Company's common stock owned by the officer, (ii) a second mortgage on the officer's home and (iii) collateral assignments of $550,000 of life insurance policies; and

         (b) A non-interest bearing Secured Promissory Note dated June 19, 2001 from a director of the Company and chief executive officer of U.S. Concepts, in the amount of $63,000 at March 31, 2002, pursuant to which the director is obligated to reimburse the Company, on or before March 31, 2002, for amounts advanced by the Company to ComedyLab Productions Inc. ("ComedyLab"). The Secured

               Promissory Note is secured by (i) all amounts payable to the director pursuant to the U.S. Acquisition agreement and the bonus provisions of such director's employment agreement, and (ii) all indebtedness of ComedyLab to the director. As the Company is no longer responsible for the liabilities and or losses, if any, of ComedyLab, a share of ComedyLab's losses in the amount of $89,000 previously recorded for the year ended March 31, 2001 has been reversed and included in other income for the year ended March 31, 2002 and previous amounts related to advances to ComedyLab recorded as due from affiliate have been reclassified as a note receivable from officer. Through the year ended March 31, 2002, the Company advanced $563,000 to ComedyLab and applied a $500,000 additional purchase price installment due to the director pursuant to the U.S. Concepts Acquisition agreement to reduce the promissory note (see Note 2).


(4)      Property and Equipment
         ----------------------

         Property and equipment consisted of the following:

                                                            March 31, 2002    March 31, 2001
                                                            --------------    --------------
         Furniture, fixtures and computer equipment          $ 3,061,000       $ 2,775,901
         Leasehold improvements                                  603,206           595,382
         Capitalized leases                                       21,748            37,021
                                                             -----------       -----------
                                                               3,685,954         3,408,304
         Less: accumulated depreciation and amortization       1,964,778         1,464,263
                                                             -----------       -----------
                                                             $ 1,721,176       $ 1,944,041
                                                             ===========       ===========

         Depreciation and amortization of property and equipment on March 31, 2002, 2001 and 2000 amounted to $569,795, $535,265 and $475,657, respectively.

(5)      Leases
         ------

         The Company has several non-cancelable operating leases, primarily for property, that expire within eight years. Rent expense for the years ended March 31, 2002, 2001 and 2000 amounted to $806,347, $697,456 and
         $574,331, respectively. One of the Company's facilities is leased from the former owner of Optimum, who is also a director of the Company, with an annual rent of approximately $147,000 which expires in December 2010. Future non-cancelable minimum lease payments under all of the leases as of March 31, 2002 are as follows:

                  Year ending March 31,

                  2003                                $ 1,259,095

                  2004                                    698,206

                  2005                                    508,255

                  2006                                    505,005

                  2007                                    514,583

                  Thereafter                            1,054,819
                                                      -----------
                                                      $ 4,539,963
                                                      ===========

(6)      Debt
         ----

         Notes Payable, Bank
         -------------------

         At March 31, 2002, the Company's bank borrowings of $4,666,666 reflect the terms and conditions of a credit agreement entered into with a bank on May 17, 2001 in replacement of the Company's prior bank loan agreement. Pursuant to the credit agreement, the Company obtained a $4,000,000 three year amortizing term loan expiring on March 31, 2004 and a three year $2,000,000 revolving loan credit facility expiring in May 2004. On May 17, 2001, the Company borrowed $4,000,000 under the term loan and $1,000,000 under the revolving credit facility and used $4,510,000 of the proceeds to refinance the loan balance of its prior loan agreement and the balance of the proceeds to increase its working capital. Borrowings under the term loan and revolving credit facility are evidenced by promissory notes and are secured by all the Company's assets. Principal payments on the term loan, to be made in twelve equal quarterly installments of $333,333, commenced on June 30, 2001. In addition, the Company, on a monthly basis, pays interest, at a rate of between the bank's prime rate and the bank's prime rate plus 2%, on outstanding amounts based on certain defined debt to earnings ratios. The interest rate pursuant to the Company's credit agreement at March 31, 2002 and prior loan agreement at March 31, 2001 was 5.75% and 10%, respectively. Further, the credit agreement provides for a number of negative and affirmative covenants, restrictions, limitations and other conditions including, among others, (i) limitations regarding the payment of cash dividends, (ii) use of proceeds, (iii) maintenance of minimum net worth, (iv) maintenance of minimum quarterly earnings, (v) compliance with a defined senior debt leverage ratio and debt service ratio, and (vi) maintenance of 15% of beneficially owned shares of the Company held by the Company's management. The Company pays a fee on the unused portion of the credit facility equal to .25%.

         Total debt as of March 31, 2002 and 2001 is summarized as follows:

                                                                 2002         2001
                                                              ----------   ----------
         Term loan note payable in monthly installments
         of interest and quarterly installments of
         principal commencing June 30, 2001 through
         March 31, 2004                                       $2,666,666   $4,000,000

         Revolving loan note payable in monthly
         installments of interest only with a final payment
         of principal and interest due in
         May 2004                                              2,000,000      910,000

         9% subordinated note payable to OG Holding
         Corporation with interest payable in quarterly
         installments and principal payments in annual
         installments of $625,000 commencing March 31,
         2000 through March 31, 2003                           1,025,000    1,875,000
                                                              ----------   ----------
              Total debt                                       5,691,666    6,785,000
              Less current portion                             2,358,333    2,983,333
                                                              ----------   ----------
              Total long-term debt                            $3,333,333   $3,801,667
                                                              ==========   ==========

         Maturities of notes payable are as follows:

                                Notes Payable          Subordinated
                                     Bank                  Note
                                -------------          ------------
                  2003           $ 1,333,333            $ 1,025,000
                  2004             3,333,333                     --
                                 -----------            -----------
                                 $ 4,666,666            $ 1,025,000
                                 ===========            ===========

         At March 31, 2002, the Company's subordinated indebtedness included amounts due in Fiscal 2002 totaling $400,000 which were subsequently paid in April and May 2002. At March 31, 2001,the current portion of the Company's subordinated debt included $625,000 which was due on Saturday, March 31, 2001, and paid on Monday, April 2, 2001.

(7)      Stockholders' Equity
         --------------------

         (a)   Common Stock Issuance
               ---------------------

               On January 31, 2000, the Company, in a private placement for $1,000,000, sold 500,000 newly issued shares of its common stock, together with five-year warrants to purchase an additional 250,000 shares of its common stock at an exercise price of $2.50 per share. The Company used $500,000 of the proceeds to reduce its bank debt.

         (b)   Common Stock Reserved for Issuance
               ----------------------------------

               (i)  Stock Options
                    -------------

                    Under the Company's 1992 Stock Option Plan (the "Plan"), employees of the Company and its affiliates and members of the Board of Directors may be granted options to purchase shares of common stock of the Company. Options granted under the Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors is determined by the committee of the Board of Directors. The Plan was amended on May 11, 1999 to increase the maximum number of shares of common stock for which options may be granted to 1,500,000 shares.

                    On May 11, 1999, the Company established the 1997 Executive Officer Stock Option Plan (the "1997 Plan"), pursuant to which (i) a maximum of 375,000 non-qualified stock options may be granted to purchase shares of common stock, (ii) three officers of the Company were each granted 125,000 non-qualified stock options to purchase shares of common stock in exchange for the surrender by each of their incentive stock options to purchase 125,000 shares of common stock issued on May 2, 1997 pursuant to the Company's 1992 Stock Option Plan and (iii) the exercise price and other terms and conditions of the options granted are identical to those of the options surrendered.

                    Changes in options outstanding under the Plan and the 1997 Plan, during each of the years ended March 31, 2002, 2001 and 2000, and options exercisable and shares reserved for issuance at March 31, 2002 are as follows:

                                      Weighted
                                    average price
                                      per share     Outstanding   Exercisable
                                                                      (E)
                                      ----------    ----------    ----------

         Balance at March 31, 1999      $ 3.54       1,532,850     1,088,434

         Became exercisable             $ 5.29              --       240,533
         Granted (A)                    $ 3.02         100,250        48,124
         Exercised                      $ 1.17          (2,500)       (2,500)
         Canceled                       $ 7.11         (28,726)      (19,236)
                                        ------      ----------    ----------

         Balance at March 31, 2000      $ 3.45       1,601,874     1,355,355

         Became exercisable             $ 5.42              --       221,684
         Granted (B)                    $ 2.03          89,125        39,500
         Exercised                      $ 1.15          (6,250)       (6,250)
         Surrendered (C)                $ 8.77        (107,838)     (107,838)
         Canceled                       $ 5.85         (43,913)      (36,594)
                                        ------      ----------    ----------

         Balance at March 31, 2001      $ 2.26       1,532,998     1,465,857

         Became exercisable             $ 2.72              --        30,688
         Granted (D)                    $ 2.36         244,113       103,488
         Exercised                      $ 1.15          (6,250)       (6,250)
         Canceled                       $ 4.22         (31,360)      (29,004)
                                        ------      ----------    ----------

         Balance at March 31, 2002      $ 2.84       1,739,501     1,564,779
                                        ======      ==========    ==========

                    (A) Represents options granted to purchase 56,500 shares at an exercise price of $3.00, 15,000 shares at an exercise price of $2.94, 13,750 shares at an exercise price of $3.38 and an aggregate of 15,000 shares consisting of 5,000 shares at $3.25, $2.88 and $2.31, respectively. Of the options granted, 48,124 were immediately exercisable and the balance exercisable in one, two or three annual installments.

                    (B) Represents options granted to purchase 33,500 shares at an exercise price of $3.00, 20,625 shares at an exercise price of $2.00, and, with regard to the MarketVision investment, 35,000 shares at an exercise price of $1.13. Of the options granted, 42,375 were immediately exercisable and the balance exercisable in two or three annual installments.

                    (C) Represents options previously granted to employees of Optimum in connection with the Optimum Acquisition to purchase 66,400 shares at an exercise price of $8.25 and options previously granted to employees of U.S. Concepts in connection with the U.S. Concepts Acquisition to purchase 41,438 shares at an exercise price of $9.60. These options were voluntarily surrendered by the employees without a commitment by the Company to have them reissued at a lower exercise price.

                    (D) Represents options granted to purchase 187,238 shares at an exercise price of $2.50, 30,000 shares at an exercise price of $2.00, 20,625 shares at an exercise price of $1.55 and 6,250 shares at an exercise price of $2.50, respectively. Of the options granted, 103,488 were immediately exercisable and the balance in three annual installments.

                    (E) Options exercisable at March 31, 2002, 2001 and 2000 had a weighted average exercise price of $2.89, $2.94 and $3.83, respectively.

               The options outstanding and exercisable as of March 31, 2002 are summarized in ranges as follows:

                                          Weighted
                            Number of      average       Weighted                          Weighted
                             options      exercise        average       Exercisable    average exercise
Range of exercise price    outstanding      price     remaining life       shares      price of shares
-----------------------    -----------    --------    --------------    -----------    ----------------

      $1.12-4.00            1,454,751       $2.30          4.36          1,280,029           $2.29

      $4.30-5.60              269,500       $5.36           .78            269,500           $5.36

      $8.25-10.00              15,250       $9.83          5.66             15,250           $9.83
                            ---------       -----          ----          ---------           -----
                            1,739,501       $2.84          3.82          1,564,779           $2.89
                            =========       =====          ====          =========           =====

               The Company applies APB Opinion No. 25 and related interpretations in accounting for options issued to employees pursuant to its stock option plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and warrants under SFAS No. 123, the Company's net income (loss) and net income (loss) per share for fiscal 2002, 2001 and 2000 would have been as follows:

                                                   Fiscal 2002    Fiscal 2001    Fiscal 2000
                                                   -----------    -----------    -----------

               Net income (loss):
                         As reported               $   910,264    $   379,230    $  (873,702)
                         Pro forma                     779,305        132,566     (1,882,430)

               Basic income (loss) per share:
                         As reported               $       .18    $       .08    $     (0.19)
                         Pro forma                         .16            .03          (0.41)

               Diluted (loss) income per share:
                         As reported               $       .17    $       .07    $     (0.19)
                         Pro forma                         .14            .02          (0.41)

               The per share weighted-average fair value of stock options and warrants granted on their respective date of grant using the modified Black-Scholes option-pricing model and their related weighted-average assumptions are as follows:

                                                   Fiscal 2002    Fiscal 2001    Fiscal 2000
                                                   -----------    -----------    -----------

               Risk-free interest rate                     3.0%          5.00%          5.00%
               Expected life - years                      5.17           5.50           5.27
               Expected volatility                          25%            75%           118%
               Expected dividend yield                       0%             0%             0%
               Fair value                          $       .67    $      1.31    $      2.49

               (ii) Warrants
                    --------

                    At March 31, 2002, outstanding warrants to purchase shares of the Company's common stock are as follows:

                                                        Weighted
                                                      Average price
                                                        per share      Outstanding    Exercisable
                                                      -------------    -----------    -----------

                   Balance at March 31, 1999             $ 1.43          392,364        392,364

                   Granted (A)                           $ 2.50          250,000        250,000
                                                         ------          -------        -------

                   Balance at March 31, 2000, 2001
                   and 2002                              $ 1.85          642,364        642,364
                                                         ======          =======        =======

                    (A) In January 2000, in connection with the Company's sale of common stock, the Company issued warrants which were immediately exercisable to purchase 250,000 shares of the Company's common stock at an exercise price of $2.50.

                    At March 31, 2002, outstanding warrants in the amount of 642,364 are exercisable over the next five years.

(8)      Income Taxes
         ------------

         The Company and its wholly-owned subsidiaries file consolidated Federal income tax returns.

         The components of income tax provision (benefit) for the years ended March 31, 2002, 2001, and 2000 are as follows:

                                                  March 31, 2002          March 31, 2001**        March 31, 2000
                                               ---------------------   ---------------------   ----------------------

         Current:
            State and local                    $ 129,345               $ 102,177               $ 113,159
            Federal                                   --     129,345      20,860     123,037       1,672      114,831
                                               ---------               ---------               ---------

         Deferred:
            Federal and State                                579,473                 125,145                 (623,605)
                                                           ---------               ---------                ---------

                                                           $ 708,818               $ 248,182                $(508,774)
                                                           =========               =========                =========


         **Income tax before cumulative effect of the change in
           accounting principle for revenue recognition                           $ 583,382
           Cumulative effect of change in accounting principle for
           revenue recognition                                                     (335,200)
                                                                                  ---------
                                                                                  $ 248,182
                                                                                  =========

         The differences between the provision (benefit) for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) attributable to (loss) income before income tax for the years ended March 31, 2002, 2001, and 2000 are as follows:

                                                                 Rate
                                                                 ----
                                                         2002    2001     2000
                                                         ----    ----     ----

         Statutory Federal income tax                    34.0%   34.0%   (34.0)%

         State and local taxes, net of Federal benefit    5.5     6.0    (4.2)

         Other                                             --      --     1.4
                                                         ----    ----    ----
         Effective tax rate                              39.5%   40.0%   (36.8)%
                                                         ====    ====    ====

         The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in net deferred tax assets are as follows:

                                                                March 31,    March 31,
                                                                  2002         2001
     Deferred tax assets (liabilities):
     Goodwill, principally due to differences in amortization   $(474,075)   $(334,172)
     Net operating loss carryforwards                             183,735      260,441
     Unbilled revenue                                            (395,330)     (97,432)
     Other                                                        (56,815)      43,739
                                                                ---------    ---------

     Net deferred tax liability                                 $(742,485)   $(127,424)
                                                                =========    =========

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

(9)      Significant Customers
         ---------------------

         During the years ended March 31, 2002, 2001 and 2000, the Company had one client which accounted for approximately 29.6%, 32.5% and 29.8%, respectively, of its revenues, including 13.6%, 16.7% and 12.4%, respectively, of revenues attributable to reimbursable costs and expenses for such client, pursuant to the adoption of accounting standard EITF 01-14 (See Note 1). At March 31, 2002 and 2001, the same client accounted for 13% and 11%, respectively, of its accounts receivable.

(10)     Employee Benefit Plan
         ---------------------

         The Company has a savings plan available to substantially all salaried employees which is intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Pursuant to the 401(k) Plan, employees may contribute up to 15% of their eligible compensation not in excess of $10,000 and the Company at its sole discretion may from time to time make a discretionary matching contribution as it deems advisable. For the years ended March 31, 2002, 2001 and 2000, the Company made a discretionary contribution of approximately $232,000, $354,000 and $349,000, respectively.

(11)     Commitments
         -----------

         Employment Agreements
         ---------------------

         The Company has employment contracts, which contain non-compete agreements, with three of its officers with a remaining term of three years. In addition, the Company has entered into employment contracts, which contain non-compete agreements, with seven officers with remaining terms of one year in connection with the acquisition of its subsidiaries. At March 31, 2002, the Company's remaining aggregate commitment under the employment agreements is approximately $3,222,500. The aggregate commitment does not include amounts that may be earned as a bonus.

(12)     Related Party Transactions
         --------------------------

         (a) On November 14, 2001, the Company's Board of Directors extended the lives of two immediately exercisable warrants to purchase the Company's common stock previously issued to a current outside director and a consultant to the Company in 1997. The warrants (37,500 each) which maintain the exercise price of $4.00 per share, were due to expire on April 30, 2002 and will now expire on April 30, 2007. The fair value ascribed to the modification of the terms of the warrants were not material.

         (b) Pursuant to certain agreements (the "ComedyLab Agreements") dated as of January 24, 2001, U.S. Concepts, a wholly-owned subsidiary of the Company, became entitled to receive approximately 33% of the shares of common stock of ComedyLab. ComedyLab was organized by certain former employees of iCast Corporation and iCast Comedy Corporation (collectively, "iCast"), including a director of the Company who is also the chief executive officer of both ComedyLab and U.S. Concepts (the "ComedyLab CEO"), to continue business previously conducted by iCast. The ComedyLab business consists of owning and operating a Web site which provides comedy related programming and content from which advertising and other revenue may be realized. ComedyLab acquired certain assets and assumed limited obligations of iCast in exchange for 5% of the issued and outstanding shares of capital stock of ComedyLab, The assets acquired by ComedyLab from iCast included event sponsorship agreements, related receivables and assets (including intellectual properties of iCast), which related to certain events which U.S. Concepts had been retained to manage and execute. The obligations assumed by ComedyLab were limited to the performance obligations under the acquired sponsorship agreements.

               Pursuant to the ComedyLab Agreements, U.S. Concepts agreed (i) to allow ComedyLab to occupy a portion of its premises in exchange for monthly rental and utility charges, (ii) to provide ComedyLab, for a fee, with sales and consulting services and
               (iii) to fund a limited amount of ComedyLab's expenses. By separate agreement of the same date between the Company, U.S. Concepts and the ComedyLab CEO, the parties agreed that all equity in ComedyLab issued or issuable to the ComedyLab CEO would be transferred and/or issued, as applicable, to U.S. Concepts, and that the ComedyLab CEO would participate in any gain realized by U.S. Concepts on its disposition of such entity to the extent of 25% of the first $500,000 of such gain increasing up to 50% of all gains realized in excess of $1,500,000. At March 31, 2002, for the facilities provided and services rendered by U.S. Concepts pursuant to the aforementioned January 24, 2001 agreement, the Company has not recognized as income the fees in the amount of $193,000 which are due from ComedyLab. The Company will recognize these fees as income at such time, if and when, they are deemed collectible.

               On June 19, 2001, the ComedyLab CEO executed a secured promissory note in favor of U.S. Concepts pursuant to which he is obligated to reimburse U.S. Concepts for amounts advanced by U.S. Concepts to ComedyLab ($296,000 and $267,000 during the years ended March 31, 2002 and 2001, respectively) to fund its operating expenses and the further development of its business. The promissory note is secured by all amounts payable to the director as additional installment of the purchase price pursuant to the U.S. Concepts Acquisition agreement and the bonus provision of the director's employment agreement with U.S. Concepts. As the Company is no longer responsible for the liabilities and or losses, if any, of ComedyLab, for the year ended March 31, 2002, a share of ComedyLab's losses in the amount of $89,000 previously recorded for the year ended March 31, 2001 has been reversed and included in other income and the amount, together with amounts related to advances to ComedyLab previously recorded as due from affiliate, have been reclassified as a note receivable from officer on the accompanying consolidated balance sheet at March 31, 2002. The $89,000 was recorded for the year ended March 31, 2001 because, as of such time, the Company did not yet have the assurance of its ability to collect such amount. During Fiscal 2002, the monies advanced to ComedyLab increased the Company's note receivable from officer to the amount of $563,000 prior to such note's reduction to $63,000 at March 31, 2002 as a result of the Company's offset of an additional U.S. Concept Acquisition purchase price installment otherwise due the director in the amount of $500,000. (See Note 2)

         (c) On January 31, 2000, the Company sold 500,000 newly issued unregistered shares of the Company's common stock together with five-year warrants to purchase an additional 250,000 shares of the Company's common stock at an exercise price of $2.50 for an aggregate purchase price of $1,000,000. The purchasers of such securities included Special Situations Private Equity Fund, L.P., which purchased approximately 85% of the securities sold in such offering, and certain affiliates of a director of the Company.

         (d) In connection with the Company's acquisition of Optimum, the Company entered into a lease agreement with Thomas Lachenman, a director of the Company and former owner of Optimum, for the lease of the Cincinnati principal office of Optimum. The lease provides for an annual rental, currently at $147,000, adjusted annually based upon changes in the local consumer price index. The lease expires in December 2010.

(13)     Summarized Quarterly Consolidated Financial Data (Unaudited)
         ------------------------------------------------------------

         The quarterly information for fiscal 2002 and 2001 reflect the adoption of EITF 01-14 (See Note 1) and the retroactive application to prior periods.

                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                              First Quarter Ended         Second Quarter Ended
                                                 June 30, 2001             September 30, 2001
                                          ------------------------------------------------------
                                          As previously       As      As previously       As
                                             Reported      restated      reported      restated
                                          ------------------------------------------------------

Sales                                      $13,125,801   $15,760,038   $13,272,562   $15,241,153
Direct expenses (1)                          9,177,883    12,127,129     8,980,399    11,271,917
                                           -----------   -----------   -----------   -----------
Gross profit                                 3,947,918     3,632,909     4,292,163     3,969,236
Operating expenses (1)                       3,641,195     3,326,186     3,758,879     3,435,952
                                           -----------   -----------   -----------   -----------
Operating income                               306,723       306,723       533,284       533,284
Interest expense, net                          155,051       155,051       120,410       120,410
Other                                           88,966        88,966            --            --
                                           -----------   -----------   -----------   -----------
Income before provision for income taxes       240,638       240,638       412,874       412,874
Provision for income taxes                      97,256        97,256       165,155       165,155
                                           -----------   -----------   -----------   -----------
Net income                                 $   143,382   $   143,382   $   247,719   $   247,719
Net income per common share:
     Basic                                 $       .03   $       .03   $       .05   $       .05
     Diluted                               $       .03   $       .03   $       .04   $       .04
Weighted average common shares:
     Basic                                   5,022,231     5,022,231     5,023,658     5,023,658
     Diluted                                 5,478,608     5,478,608     5,555,616     5,555,616

                                                   Third Quarter Ended    Fourth Quarter Ended
                                                    December 31, 2001        March 31, 2002
                                               ------------------------------------------------
                                               As previously        As
                                                 reported        restated
                                               ------------------------------------------------

Sales                                          $ 12,616,308    $ 14,659,214      $ 13,604,212
Direct expenses (1)                               8,617,213      11,005,389         9,807,062
                                               ------------    ------------      ------------
Gross profit                                      3,999,095       3,653,825         3,797,150
Operating expense (1)                             3,428,166       3,082,896         3,192,998
                                               ------------    ------------      ------------
Operating income                                    570,929         570,929           604,152
Interest expense, net                               100,006         100,006            91,505
                                               ------------    ------------      ------------
Income before provision for income taxes and
equity in loss of affiliate                         470,923         470,923           512,647
Provision for income taxes                          188,611         188,611           257,796
Equity in loss of affiliate                         (18,000)        (18,000)               --
                                               ------------    ------------      ------------
Net income                                     $    264,312    $    264,312      $    254,851
Net income per common share:
     Basic                                     $        .05    $        .05      $        .05
     Diluted                                   $        .05    $        .05      $        .05
Weighted average common shares:
     Basic                                        5,028,481       5,028,481         5,028,481
     Diluted                                      5,474,806       5,474,806         5,493,965

(1) Restated amounts reflect the retroactive to January 1, 2001 the reclassification of expenses previously recorded as operating expenses to direct expenses for the quarters ended June 30, September 30 and December 31, 2001 in the amount of $315,007, $322,927 and $345,270, respectively.

                                                 First Quarter Ended            Second Quarter Ended
                                                    June 30, 2000                September 30, 2000
                                             -----------------------------------------------------------
                                             As previously        As         As previously       As
                                               Reported        restated        reported       restated
                                             -----------------------------------------------------------


Sales                                        $ 12,662,564    $ 15,108,064    $ 11,686,717   $ 13,721,989
Direct expenses                                 8,560,649      11,006,149       8,348,323     10,383,595
                                             ------------    ------------    ------------   ------------
Gross profit                                    4,101,915       4,101,915       3,338,394      3,338,394
Operating expenses                              3,072,552       3,072,552       3,108,562      3,108,562
                                             ------------    ------------    ------------   ------------
Operating income                                1,029,363       1,029,363         229,832        229,832
Interest expense                                  210,590         210,590         198,373        198,373
                                             ------------    ------------    ------------   ------------
Income before provision for income taxes          818,773         818,773          31,459         31,459
Provision for income taxes                        327,510         327,510          12,581         12,581
                                             ------------    ------------    ------------   ------------
Net income before cumulative effect of
change in accounting principle for revenue
recognition
                                                  491,263         491,263          18,878         18,878
Cumulative effect of change in accounting
principle for revenue recognition                (502,800)       (502,800)             --             --
                                             ------------    ------------    ------------   ------------
Net income (loss)                            $    (11,537)   $    (11,537)   $     18,878   $     18,878
Net income per common share:
     Basic                                   $        .00    $        .00    $        .00   $        .00
     Diluted                                 $        .00    $        .00    $        .00   $        .00
Weighted average common shares:
     Basic                                      5,015,981       5,015,981       5,015,981      5,015,981
     Diluted                                    5,562,836       5,562,836       5,475,977      5,475,977

                                               Third Quarter Ended           Fourth Quarter Ended
                                                December 31, 2000               March 31, 2001
                                           ----------------------------------------------------------
                                           As previously       As        As previously        As
                                             reported       restated       reported        restated
                                           ----------------------------------------------------------

Sales                                      $ 11,064,034   $ 13,912,426   $ 13,354,742    $ 15,866,867
Direct expenses                               7,655,775     10,504,167      9,160,226      11,672,351
                                           ------------   ------------   ------------    ------------
Gross profit                                  3,408,259      3,408,259      4,194,516       4,194,516
Operating expense                             3,068,683      3,068,683      3,452,739       3,452,739
                                           ------------   ------------   ------------    ------------
Operating income                                339,576        339,576        741,777         741,777
Interest expense                                192,518        192,518        184,689         184,689
Loss on equity investment                            --             --        (88,966)        (88,966)
                                           ------------   ------------   ------------    ------------
Income before provision fro income taxes        147,058        147,058        468,122         468,122
Provision for income taxes                       58,828         58,828        184,463         184,463
                                           ------------   ------------   ------------    ------------
Net income                                 $     88,230   $     88,230   $    283,659    $    283,659
Net income per common share:
     Basic                                 $        .02   $        .02   $        .06    $        .06
     Diluted                               $        .02   $        .02   $        .06    $        .06
Weighted average common shares:
     Basic                                    5,020,329      5,020,329      5,022,231       5,022,231
     Diluted                                  5,310,234      5,310,234      5,111,250       5,111,250


Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

         Not Applicable.


                                    PART III

The information required to be disclosed by Part III (Items 10, 11, 12 and 13) will be incorporated by reference from the Company's definitive proxy statement if filed by July 29, 2002 or, if such proxy statement is not filed by such date, the information required to be disclosed by Part III will be disclosed by amendment to this Form 10-K prior to July 30, 2002.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------  ---------------------------------------------------------------

         (a)   The following documents are filed as part of this Report.

               1.   Financial Statements:
                    ---------------------
                                                                           Page
               -----------------------------------------------------------------
                    Index to Financial Statements                          26
                       Consolidated Financial Statements of CoActive
                       Marketing Group, Inc.
                           Reports of Independent Certified Public
                               Accountants                                 27-28
                           Consolidated Balance Sheets as of March 31,
                               2002 and 2001                               29

                           Consolidated Statements of Operations for
                               the years ended March 31, 2002, 2001 and
                               2000                                        30
                           Consolidated Statement of Stockholders'
                               Equity for the years ended March 31,
                               2002, 2001 and 2000                         31
                           Consolidated Statements of Cash Flows for
                               the years ended March 31, 2002, 2001 and
                               2000                                        32
                           Notes to Consolidated Financial Statements      33

               2.   Financial Statement Schedules:
                    ------------------------------

                    S-1    Report of Independent Certified Public
                               Accountants                                 53
                    S-2    Allowance for Doubtful Accounts                 54

               3.   Exhibits:
                    ---------

         Exhibit
         Number            Description of Exhibits.
         ------            -----------------------

         2.1 Asset Purchase Agreement, dated as of December 8, 1997, by and among OG Holding Corporation (formerly known as Optimum Group, Inc.), James H. Ferguson, Michael J. Halloran, Christina M. Heile, David E. Huddleston, Thomas E. Lachenman, Thomas L. Wessling, Optimum Group, Inc. (formerly known as OG Acquisition Corp.) and Inmark Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Report on Form 8-K dated March 31, 1998, File No. 000-20394, initially filed with the Securities and Exchange Commission on April 13, 1998).

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

         10.1              1992 Stock Option Plan (incorporated by reference to
                           Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, File No. 33-47932, initially filed with the Securities and Exchange Commission on May 14, 1992).

         10.2 Employment Agreement dated September 29, 1995 between Registrant and John P. Benfield (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

         10.3 Second Amendment to Employment Agreement dated November 14, 2001 between the Registrant and John P. Benfield.

         10.4 Employment Agreement dated September 29, 1995 between the Registrant and Donald A. Bernard (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

         10.5 Second Amendment to Employment Agreement dated November 14, 2001 between the Registrant and Donald
                           A. Bernard.

         10.6 Employment Agreement dated September 29, 1995 between Registrant and Paul A. Amershadian (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

         10.7 Second Amendment to Employment Agreement dated November 14, 2001 between Registrant and Paul A. Amershadian.

         10.8 Amended and Restated Promissory Note, dated as of May 24, 2001, in the principal amount of $550,000, by Paul A. Amershadian in favor of the Company (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, initially filed with the Securities and Exchange Commission on July 13, 2001).

         10.9 Amended and Restated Pledge Agreement, dated as of May 24, 2001, between Paul A. Amershadian and the Company (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, initially filed with the Securities and Exchange Commission on July 13, 2001).

         10.10 Secured Promissory Note, dated as of January 24, 2001, in the principal amount of $556,000, by Brian Murphy in favor of U.S. Concepts (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, initially filed with the Securities and Exchange Commission on July 13, 2001).

         10.11 Loan Agreement, dated as of May 17, 2001 by and among Inmark, Optimum, U.S. Concepts, CoActive and European American Bank (incorporated by reference to Exhibit
                           10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, initially filed with the Securities and Exchange Commission on July 13, 2001).

         10.12 Form of Security Agreement, dated as of May 17, 2001 between each of Inmark, Optimum, U.S. Concepts and Coactive and European American Bank (incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, initially filed with the Securities and Exchange Commission on July 13, 2001).

         10.13 Administration and Marketing Services Agreement, dated as of March 22, 2002, between the Registrant and MarketVision.

         21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, initially filed with the Securities and Exchange Commission on June 29, 2000).

         23.1              Consent of BDO Seidman, LLP

         23.2              Consent of KPMG, LLP

         (b)   Reports on Form 8-K.

               None.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
CoActive Marketing Group, Inc.


The audit referred to in our report dated May 30, 2002 relating to the consolidated financial statements of CoActive Marketing Group Inc. and Subsidiaries, which is referred to in Item 8 of this Form 10-K, include the audit of the accompanying financial statement schedule for the year ended March 31, 2002. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion of this financial statement schedule based on our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO SEIDMAN, LLP
---------------------
BDO Seidman, LLP

Melville, New York
May 30, 2002


                          Independent Auditors' Report


The Board of Directors and Stockholders
Coactive Marketing Group, Inc.:


Under date of July 3, 2001, except for notes 1(b) and 7(b(i)), which are as of June 27, 2002, we reported on the consolidated balance sheet of Coactive Marketing Group, Inc. (formerly Inmark Enterprises, Inc.) and subsidiaries as of March 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2001, as contained in the 2002 annual report to stockholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG, LLP
--------------------
KPMG, LLP

Melville, New York
June 27, 2002

                         Allowance for Doubtful Accounts

                              Balance                                Balance
                            at beginning                             at end
                             of period     Additions   Deductions   of period
                            ------------   ---------   ----------   ---------

Year ended March 31, 2002     $100,000      $111,000    $136,000     $ 75,000

Year ended March 31, 2001     $     --       100,000          --     $100,000

Year ended March 31, 2000     $     --            --          --     $     --

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COACTIVE MARKETING GROUP, INC.

                                       By: /s/ DONALD A. BERNARD
                                           -------------------------------------
                                           Donald A. Bernard
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                           Dated: June 25, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

         Signature and Title                       Signature and Title
         -------------------                       -------------------

By: /s/ JOHN P. BENFIELD                   By: /s/ DONALD A. BERNARD
    ---------------------------------          ---------------------------------
    John P. Benfield                           Donald A. Bernard
    President and                              Executive Vice President and
    Chief Executive Officer and                Chief Financial Officer and
    Director                                   Director
    (Principal Executive Officer)              (Principal Financial and
                                               Accounting Officer)

Dated: June 25, 2002                       Dated: June 25, 2002

By: /s/ PAUL A. AMERSHADIAN                By: /s/ HERBERT M. GARDNER
    ---------------------------------          ---------------------------------
    Paul A. Amershadian                        Herbert M. Gardner
    Executive Vice President -                 Director
    Marketing and Sales and Director

Dated: June 25, 2002                       Dated: June 25, 2002

By: /s/ JOSEPH S. HELLMAN                  By: /s/ BRIAN MURPHY
    ---------------------------------          ---------------------------------
    Joseph S. Hellman                          Brian Murphy
    Director                                   Director

Dated: June 25, 2002                       Dated: June 25, 2002

By: /s/ THOMAS E. LACHENMAN
    ---------------------------------
    Thomas E. Lachenman
    Director

Dated: June 25, 2002