Form 10-Q
period 2002-06-30
COACTIVE MARKETING GROUP INC
filed 2002-08-13
CIK 886475

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

               Yes [X] No [ ]

As of August 9, 2002, 5,028,481 shares of the Registrant's Common Stock, par value $.001 a share, were outstanding.

================================================================================

                                      INDEX
                                      -----

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Consolidated Financial Statements of CoActive Marketing Group, Inc. (Unaudited)

                  Consolidated Balance Sheets - June 30, 2002 and
                  March 31, 2002 ..........................................   3

                  Consolidated Statements of Operations - Three month
                  periods ended June 30, 2002 and June 30, 2001 ...........   4

                  Consolidated Statement of Stockholders' Equity -
                  Three month period ended June 30, 2002 ..................   5

                  Consolidated Statements of Cash Flows - Three month
                  periods ended June 30, 2002 and June 30, 2001 ...........   6

                  Notes to Unaudited Consolidated Financial Statements ....   7

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations ....................................   8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk ...  11


PART II - OTHER INFORMATION
---------------------------

Items 1-5.   Not Applicable

Item 6.      Exhibits and Reports on Form 8-K. ............................  11

SIGNATURES ................................................................  12
----------

                                 PART I - FINANCIAL INFORMATION
                                 ------------------------------

                                 COACTIVE MARKETING GROUP, INC.
                                   Consolidated Balance Sheets
                                June 30, 2002 and March 31, 2002


                                                                    June 30, 2002  March 31, 2002*
                                                                    -------------   -------------
                                                                     (Unaudited)
                                     Assets

Current assets:
   Cash and cash equivalents                                        $     778,275   $   1,959,617
   Accounts receivable, net of allowance for doubtful accounts of
   $81,000 at June 30, 2002 and $75,000 at March 31, 2002               8,088,118      10,077,770
   Unbilled contracts in progress                                       2,938,156       3,160,372
   Prepaid taxes                                                          141,831         141,831
   Prepaid expenses and other current assets                              810,811         878,603
                                                                    -------------   -------------
      Total current assets                                             12,757,191      16,218,193
                                                                    -------------   -------------

Property and equipment, net                                             1,636,611       1,721,176

Investment in MarketVision                                                286,630         307,630
Notes receivable from officers                                            613,000         613,000
Goodwill, net                                                          17,491,196      17,491,196
Intangible asset                                                          200,000         200,000
Deferred financing costs, net                                             163,134         189,029
Other assets                                                              169,289         131,914
                                                                    -------------   -------------
      Total assets                                                  $  33,317,051   $  36,872,138
                                                                    =============   =============

                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                 $   3,783,796   $   6,934,320
   Deferred revenue                                                     4,205,072       3,807,017
   Accrued job costs                                                    4,459,794       4,876,089
   Accrued compensation                                                    78,995          54,923
   Other accrued liabilities                                              883,769         725,086
   Deferred taxes payable                                                 211,595         211,595
   Notes payable bank - current                                         1,653,333       1,333,333
   Subordinated notes payable - current                                   625,000       1,025,000
                                                                    -------------   -------------
      Total current liabilities                                        15,901,354      18,967,363

Notes payable bank - long term                                          2,680,000       3,333,333
Deferred taxes payable                                                    530,890         530,890
                                                                    -------------   -------------
      Total liabilities                                                19,112,244      22,831,586
                                                                    -------------   -------------

Stockholders' equity:
   Class A convertible preferred stock, par value $.001;
    Authorized 650,000 shares; none issued and  outstanding                    --              --
   Class B convertible preferred stock, par value $.001;
    Authorized 700,000 shares; none issued and outstanding                     --              --
   Preferred stock, undesignated; authorized 3,650,000
    Shares; none issued and outstanding                                        --              --
   Common stock, par value $.001; authorized 25,000,000                     5,028           5,028
    Shares; issued and outstanding 5,028,481 shares
   Additional paid-in capital                                           6,744,598       6,744,598
   Retained earnings                                                    7,455,181       7,290,926
                                                                    -------------   -------------
      Total stockholders' equity                                       14,204,807      14,040,552
                                                                    -------------   -------------
      Total liabilities and stockholders' equity                    $  33,317,051   $  36,872,138
                                                                    =============   =============


* The consolidated balance sheet as of March 31, 2002 has been summarized from the Company's audited balance sheet as of that date.


See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Operations
                    Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                          2002          2001*
                                                       -----------   -----------

     Sales                                             $14,143,991   $15,760,038
     Direct expenses                                    11,228,670    12,127,129
                                                       -----------   -----------
         Gross profit                                    2,915,321     3,632,909
                                                       -----------   -----------
     Salaries                                            1,175,675     1,586,970
     Selling, general and administrative expense         1,363,942     1,739,216
                                                       -----------   -----------
         Total operating expenses                        2,539,617     3,326,186
                                                       -----------   -----------
         Operating income                                  375,704       306,723

     Interest expense, net                                  66,892       155,051
     Other                                                      --        88,966
                                                       -----------   -----------
     Income before provision for income taxes              308,812       240,638
     Provision for income taxes                            123,557        97,256
     Equity in loss of affiliate                            21,000            --
                                                       -----------   -----------
     Net income                                        $   164,255   $   143,382
                                                       ===========   ===========

     Net income per common and common
       equivalent share:

     Basic                                             $       .03   $       .03
                                                       ===========   ===========
     Diluted                                           $       .03   $       .03
                                                       ===========   ===========

     Weighted average number of common and
       common equivalent shares outstanding:

     Basic                                               5,028,481     5,022,231
                                                       ===========   ===========
     Diluted                                             5,531,533     5,478,608
                                                       ===========   ===========

Reconciliation of weighted average shares used for basic and diluted computation is as follows:

       Weighted average shares - Basic                   5,028,481     5,022,231

       Dilutive effect of options and warrants             503,052       456,377
                                                       -----------   -----------
       Weighted average shares - Diluted                 5,531,533     5,478,608
                                                       ===========   ===========


* Restated to reflect the adoption of EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses.


See accompanying notes to unaudited consolidated financial statements.

                             COACTIVE MARKETING GROUP, INC.
                     Consolidated Statement of Stockholders' Equity
                            Three Months Ended June 30, 2002
                                       (Unaudited)


                                Common Stock
                               Par value $.001         Additional                    Total
                          -------------------------     Paid-in       Retained   Stockholders'
                             Shares        Amount       Capital       Earnings       Equity
                          -----------   -----------   -----------   -----------   -----------

Balance, March 31, 2002     5,028,481   $     5,028   $ 6,744,598   $ 7,290,926   $14,040,552

Net income                         --            --            --       164,255       164,255
                          -----------   -----------   -----------   -----------   -----------

Balance, June 30, 2002      5,028,481   $     5,028   $ 6,744,598   $ 7,455,181   $14,204,807
                          ===========   ===========   ===========   ===========   ===========


See accompanying notes to unaudited consolidated financial statements.

                                COACTIVE MARKETING GROUP, INC.
                             Consolidated Statements of Cash Flows
                           Three Months Ended June 30, 2002 and 2001
                                          (Unaudited)



                                                                        2002           2001
                                                                    -----------    -----------
Cash flows from operating activities:
   Net income                                                       $   164,255    $   143,382
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for bad debt expense                                      6,000         27,000
      Equity in loss of affiliate                                        21,000             --
      Other                                                                  --        (88,966)
      Depreciation and amortization                                     175,282        439,656
      Deferred tax benefit                                                   --         35,586
      Changes in operating assets and liabilities:
         Decrease in accounts receivable                              1,983,652      2,978,428
         Decrease (increase) in unbilled contracts in progress          222,216     (1,942,481)
         Increase in notes receivable - officers                             --       (839,619)
         Decrease (increase) in prepaid expenses and other assets        30,417       (312,301)
         (Decrease) increase in accounts payable                     (3,150,524)     1,203,174
         Increase in deferred revenue                                   398,055        233,253
         Decrease in accrued job costs                                 (416,295)       (17,386)
         Increase (decrease) in other accrued liabilities               158,683       (201,228)
         Increase (decrease) in accrued compensation                     24,072        (49,570)
                                                                    -----------    -----------

         Net cash (used in) provided by operating activities           (383,187)     1,608,928
                                                                    -----------    -----------

Cash flows from investing activities:
   Purchases of fixed assets                                            (64,822)      (146,343)
                                                                    -----------    -----------
         Net cash used in investing activities                          (64,822)      (146,343)
                                                                    -----------    -----------

Cash flows from financing activities:
   Repayments of borrowings                                            (733,333)    (1,285,000)
   Financing costs                                                           --       (158,399)
   Decrease in advances to affiliates                                        --        266,897
                                                                    -----------    -----------

         Net cash used in financing activities                         (733,333)    (1,176,502)
                                                                    -----------    -----------

         Net (decease) increase in cash and cash equivalents         (1,181,342)       286,083

Cash and cash equivalents at beginning of period                      1,959,617        855,219
                                                                    -----------    -----------
Cash and cash equivalents at end of period                          $   778,275    $ 1,141,302
                                                                    ===========    ===========

Supplemental disclosure:
   Interest paid during the period                                  $    33,555    $   168,842
                                                                    ===========    ===========
   Income tax paid during the period                                $    86,075    $    47,000
                                                                    ===========    ===========


See accompanying notes to unaudited consolidated financial statements.

                 CoActive Marketing Group, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

                             June 30, 2002 and 2001


(1)      Basis of Presentation
         ---------------------

         The interim consolidated financial statements of CoActive Marketing Group, Inc. (the "Company") for the three month periods ended June 30, 2002 and 2001 have been prepared without audit. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three month period ended June 30, 2002 is not necessarily indicative of the results for a full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

(2)      Goodwill and Intangible Asset
         -----------------------------

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141"), and No. 142, Goodwill and Other Intangible Assets ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with FAS 142. Other intangible assets continue to be amortized over their estimated useful lives.

         The Company adopted the new standards beginning in the first quarter of fiscal 2003. Effective with the adoption of FAS 142, both goodwill, which is primarily related to the Company's prior acquisitions of its subsidiaries, and the Company's other intangible asset, which was acquired in fiscal 2002 and consists of an Internet domain name and any and all related intellectual property rights being used in the Company's operations, are no longer amortized but are instead subject to an annual impairment test. The Company has completed its initial impairment review as of April 1, 2002 and no impairment in the recorded goodwill and intangible asset was identified. Goodwill and the intangible asset will be tested annually at the end of the fiscal year to identify if an impairment has occurred. However, in the future, upon completion of the annual review, there can be no assurance that a material charge will not be recorded.

         With the adoption of FAS 142, the Company ceased amortization of goodwill as of March 31, 2002. The following table presents the results of the Company for all periods presented on a comparable basis:

                                                                   Three Months Ended
                                                                -------------------------
                                                                  June 30,      June 30,
                                                                    2002          2001
                                                                -----------   -----------

         Net income                                             $   164,255   $   143,382
         Add back goodwill amortization, net of tax provision            --       156,309
                                                                -----------   -----------
         Adjusted net income                                    $   164,255   $   299,691
                                                                ===========   ===========

         Diluted net income per share:
         Net income                                             $       .03   $       .03
         Goodwill amortization, net of tax provision                     --           .03
                                                                -----------   -----------
         Adjusted diluted net income per share                  $       .03   $       .06
                                                                ===========   ===========

(3)      Earnings Per Share
         ------------------

         Options and warrants to purchase 1,252,751 and 1,172,175 shares of common stock at prices ranging from $2.31 to $10.00 and $2.00 to $10.00 per share were outstanding during the three months ended June 30, 2002 and 2001, respectively and expire through April 30, 2011. These options and warrants were excluded from the computation of diluted earnings per share for each period because the exercise prices exceeded the fair market value of the Company's common stock.

(4)      Unbilled Contracts in Progress
         ------------------------------

         Unbilled contracts in progress represents revenue recognized in advance of billings rendered based on work performed to date on certain contracts. Accrued job costs are also recorded for such contracts to properly match costs and revenue.

(5)      Deferred Revenue
         ----------------

         Deferred revenue represents contract amounts billed and client advances in excess of costs incurred and estimated profit earned.

(6)      Income Taxes
         ------------

         The provision for income taxes for the three month period ended June 30, 2002 and 2001 is based upon the Company's estimated effective tax rate for the respective fiscal year.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

         The following discussion compares the Company's consolidated results of operations for the three month period ended June 30, 2002 to the Company's consolidated results of operations for the three month period ended June 30, 2001. The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

Results of Operations

         The following table presents operating data of the Company, expressed as a percentage of sales for each of the three month periods ended June 30, 2002, and 2001:

                                                          Quarter Ended June 30,
                                                          ----------------------
                                                            2002         2001
                                                           ------       ------
Statement of Operations Data:
Sales                                                      100.0%       100.0%
Direct expenses                                             79.4%        77.0%
Gross profit                                                20.6%        23.0%
Salaries                                                     8.3%        10.1%
Selling, general and administrative expense                  9.6%        11.0%
Total operating expense                                     17.9%        21.1%
Operating income                                             2.7%         1.9%
Interest expense, net                                        0.5%         1.0%
Other income                                                 n/a          0.6%
Income before provision for income taxes                     2.2%         1.5%
Provision for income taxes                                   0.9%         0.6%
Equity in loss of affiliate                                  0.1%         n/a
Net income                                                   1.2%         0.9%

         The following table presents operating data of the Company, expressed as a comparative percentage of change for the three month period ended June 30, 2002 compared to the three month period ended June 30, 2001 and the three month period ended June 30, 2001 compared to the three month period ended June 30, 2000:

                                                          Quarter Ended June 30,
                                                          ----------------------
                                                            2002         2001
                                                           ------       ------
Statement of Operations Data:
Sales                                                      (10.3%)        4.3%
Direct expenses                                             (7.4%)       10.2%
Gross profit                                               (19.8%)      (11.4%)
Salaries                                                   (25.9%)        3.8%
Selling, general and administrative expense                (21.6%)       12.6%
Total operating expense                                    (23.7%)        8.3%
Operating income                                            22.5%       (70.2%)
Interest expense, net                                      (56.9%)      (26.4%)
Income before provision for income taxes                    28.3%       (70.5%)
Provision for income taxes                                  27.0%       (70.3%)
Net income                                                  14.6%         n/a

                  Sales. Sales for the quarter ended June 30, 2002 were $14,144,000, compared to sales of $15,760,000 for the quarter ended June 30, 2001, a decrease of $1,616,000, after including $2,781,000 and $2,634,000, respectively, of reimbursable costs and expenses. The decrease was primarily attributable to a decrease in the amount of sales contracted during the quarter. At June 30, 2002, the Company's sales backlog amounted to approximately $13,324,000 compared to a sales backlog of approximately $16,500,000 at June 30, 2001. At any given time, comparative differences in the Company's sales and sales backlog may vary due to timing differences in the receipt of executed contracts from clients with respect to project assignments being finalized.

                  Direct Expenses. Direct expenses for the quarter ended June 30, 2002 were $11,229,000, compared to $12,127,000 for the comparable prior year quarter, a decrease of $898,000, after including $2,781,000 and $2,634,000, respectively, of reimbursable costs and expenses. The decrease was primarily attributable to a decrease in variable direct expenses which are applicable to and relate to the decrease in sales. The increase in direct expenses as a percentage of sales for the quarter ended June 30, 2002 was primarily the result of the aggregate mix of client projects having a lower gross profit margin than the mix of the Company's projects during the comparable prior year quarter.

                  Gross Profit. As a result of the changes in sales and direct expenses, the Company's gross profit for the quarter ended June 30, 2002 decreased to $2,915,000 from $3,633,000 for the quarter ended June 30, 2001.

                  Operating Expenses. Operating expenses for the quarter ended June 30, 2002 decreased by $787,000 and amounted to $2,540,000, compared to operating expenses of $3,326,000 for the quarter ended June 30, 2001. The decrease in operating expenses for the quarter ended June 30, 2002 was primarily the result of a decrease of $411,000 in salaries and related payroll expenses and a decrease of $375,000 in selling, general and administrative expenses. The decrease in salaries and related payroll expenses was primarily attributable to a reduction in personnel and to a lesser extent the cost of personnel deployed in support of and charged to the Company's Market Vision affiliate. The decrease in selling, general and administrative expenses was primarily related to (i) the elimination of approximately $260,000 of goodwill amortization expense in accordance with Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted in the quarter ended June 30, 2002 and (ii) an overall reduction in variable expenses related to supporting and maintaining the Company's level of operations.

                  Interest Expense. Interest expense for the quarter ended June 30, 2002 decreased to $67,000, compared to interest expense of $155,000 for the quarter ended June 30, 2001. The decrease in interest expense for the quarter ended June 30, 2002 was primarily related to the decrease in the Company's bank and subordinated debt borrowings, compared to such borrowings during the quarter ended June 30, 2001.

                  Other. For the quarter ended June 30, 2001, the Company recorded income resulting from a previously recorded share of losses of a then affiliate in the amount of $89,000.

                  Provision For Income Taxes. The provision for federal, state and local income taxes for the quarters ended June 30, 2002 and 2001 were based upon the Company's estimated effective tax rate for the respective fiscal year.

                  Equity in Loss of Affiliate. For the quarter ended June 30, 2002, the Company recorded $21,000 as its share of losses from its 49% equity investment in Market Vision.

                  Net Income. As a result of the items discussed above, net income for the quarter ended June 30, 2002 was $164,000 compared with net income of $143,000 for the comparable prior year quarter.

Liquidity and Capital Resources.

         On May 17, 2001, the Company replaced its then existing bank loan agreement with a new credit agreement with another bank (the "Credit Agreement") pursuant to which the Company obtained a $4,000,000 three-year term loan (the "Term Loan") and a $2,000,000 revolving loan credit facility (the "Revolving Loan", and together with the Term Loan, the "New Loans"). Contemporaneously with the closing of the Credit Agreement, the Company borrowed $4,000,000 under the Term Loan and $1,000,000 under the Revolving Loan. $4,510,000 of the proceeds of the New Loans was used to refinance the loan balance of its prior loan agreement and the balance of the proceeds to increase its working capital. Borrowings under the Credit Agreement are evidenced by promissory notes and are secured by all of the Company's assets. Principal payments on the Term Loan to be made in twelve equal quarterly installments of $333,333 commenced on June 30, 2001.

         For the quarter ended June 30, 2002, the Company's activities and the combined repayment of $733,000 of bank and subordinated debt borrowings were funded from working capital. At June 30, 2002, the Company had cash and cash equivalents totaling $778,000, a working capital deficit of $3,144,000, outstanding bank loans of $4,333,000 with no additional availability under the Revolving Loan, outstanding subordinated debt of $625,000 and stockholders' equity of $14,205,000. In comparison, at March 31, 2002, the Company had cash and cash equivalents of $1,960,000 and a working capital deficit of $2,749,000, outstanding bank loans of $4,667,000 with no additional availability under the Revolving Loan, outstanding subordinated debt of $1,025,000 and stockholders' equity of $14,041,000. The increase in working capital deficit at June 30, 2002 compared with March 31, 2002 was primarily the result of the reclassification of $320,000 from long term bank notes payable to current bank notes payable, attributable to a payment requirement to reduce the Term Loan resulting from an excess cash flow calculation pursuant to the Credit Agreement. Management believes cash generated from operations together with borrowings under the Credit Agreement should be sufficient to meet the Company's cash requirements for fiscal 2003. To the extent the Company is required to seek additional external financing, there can be no assurance that the Company will be able to obtain such additional funding to satisfy its cash requirements for fiscal 2003 or as subsequently required under the Credit Agreement.

         For the quarter ended June 30, 2002, (A) cash used in operating activities amounted to $383,000, due principally to the aggregate net effect of a decrease in accounts payable and accrued job costs offset by (i) net income and non-cash charges for depreciation and amortization, (ii) decreases in accounts receivable, unbilled contracts in progress and prepaid expenses and other assets, and (iii) increases in deferred revenue and other accrued liabilities; (B) cash used in investing activities to purchase fixed assets amounted to $65,000; and (C) cash used in financing activities to repay borrowings amounted to $733,000. As a result of the net effect of the aforementioned, the Company's cash and cash equivalents at June 30, 2002 decreased by $1,181,000.

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

Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company's expectations are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002 under "Risk Factors", including but not limited to "Dependence on Key Personnel," "Customers," "Unpredictable Revenue Patterns," "Competition," "Risk Associated with Acquisitions," "Expansion Risk," "Control by Executive Officers," and "Outstanding Indebtedness; Security Interest." Other factors may be described from time to time in the Company's public filings with the Commission, news releases and other communications. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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

         (a) Exhibits.                 See Exhibit Index


         (b) Reports on Form 8-K.      None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COACTIVE MARKETING GROUP, INC.



Dated: August 9, 2002                  By: /s/ JOHN P. BENFIELD
                                           -------------------------------------
                                           John P. Benfield, President
                                           (Principal Executive Officer)
                                           and Director



Dated: August 9, 2002                  By: /s/ DONALD A. BERNARD
                                           -------------------------------------
                                           Donald A. Bernard, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Accounting and Financial
                                           Officer) and Director

                                  EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION OF EXHIBIT
----------        ----------------------

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002