Form 10-Q
period 2002-09-30
COACTIVE MARKETING GROUP INC
filed 2002-10-30
CIK 886475

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                         Commission file number 0-20394

                         COACTIVE MARKETING GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  06-1340408
   -------------------------------                 ---------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification Number)

           415 Northern Boulevard
            Great Neck, New York                           11021
   ----------------------------------------              ----------
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

                  Yes [X]   No [ ]

As of October 30, 2002, 5,028,481 shares of the Registrant's Common Stock, par value $.001 a share, were outstanding.

================================================================================

                                      INDEX
                                      -----

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements of CoActive Marketing
         Group, Inc. and Subsidiaries (Unaudited)

         Consolidated Balance Sheets - September 30, 2002 and
         March 31, 2002                                                       3

         Consolidated Statements of Operations - Three month and
         six month periods ended September 30, 2002 and September 30, 2001    4

         Consolidated Statement of Stockholders' Equity - Six month
         period ended September 30, 2002                                      5

         Consolidated Statements of Cash Flows - Six month periods ended
         September 30, 2002 and September 30, 2001                            6

         Notes to Unaudited Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          12

Item 4.  Controls and Procedures                                             12

PART II - OTHER INFORMATION                                                  13
---------------------------

Item 1, 2, 3 and 5.        Not Applicable                                    13

Item 4.  Submission of Matters to a Vote of Security Holders                 13

Item 6.  Exhibits and Reports on Form 8-K.                                   13


SIGNATURES                                                                   14
----------

CERTIFICATIONS                                                               15
--------------


                                  PART I - FINANCIAL INFORMATION
                                  ------------------------------
                                  COACTIVE MARKETING GROUP, INC.
                                    Consolidated Balance Sheets
                               September 30, 2002 and March 31, 2002

                                                                        September 30,    March 31,
                                                                            2002           2002*
                                                                         -----------   -----------
                                                                         (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                            $ 1,051,820   $ 1,959,617
    Accounts receivable, net of allowance for doubtful accounts of
       $90,000 at September 30, 2002 and $75,000 at March 31, 2002        10,954,290    10,077,770
    Unbilled contracts in progress                                         2,402,357     3,160,372
    Prepaid taxes                                                            141,831       141,831
    Prepaid expenses and other current assets                                917,808       878,603
                                                                         -----------   -----------
    Total current assets                                                  15,468,106    16,218,193

Property and equipment, net                                                1,629,365     1,721,176

Investment in MarketVision                                                   277,130       307,630
Note receivable from officer                                                 550,000       613,000
Goodwill, net                                                             18,491,196    17,491,196
Intangible asset                                                             200,000       200,000
Deferred financing costs, net                                                137,239       189,029
Other assets                                                                 169,289       131,914
                                                                         -----------   -----------
    Total assets                                                         $36,922,325   $36,872,138
                                                                         ===========   ===========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                     $ 7,032,740   $ 6,934,320
    Deferred revenue                                                       4,523,244     3,807,017
    Accrued job costs                                                      4,004,883     4,876,089
    Accrued compensation                                                      72,802        54,923
    Other accrued liabilities                                              1,364,650       725,086
    Deferred taxes payable                                                   433,479       211,595
    Notes payable bank - current                                           1,333,333     1,333,333
    Subordinated notes payable - current                                     625,000     1,025,000
                                                                         -----------   -----------
    Total current liabilities                                             19,390,131    18,967,363

Notes payable bank - long term                                             2,346,666     3,333,333
Deferred taxes payable                                                       530,890       530,890
                                                                         -----------   -----------
            Total liabilities                                             22,267,687    22,831,586
                                                                         -----------   -----------

Stockholders' equity:
    Class A convertible preferred stock, par value                                --            --
         $.001; authorized 650,000 shares; none issued and outstanding
    Class B convertible preferred stock, par value                                --            --
         $.001; authorized 700,000 shares; none issued and outstanding
    Preferred stock, undesignated; authorized 3,650,000 shares; none              --            --
         issued and outstanding
    Common stock, par value $.001; authorized 25,000,000 shares;
         issued and outstanding 5,028,481 shares                               5,028         5,028
    Additional paid-in capital                                             6,744,598     6,744,598
    Retained earnings                                                      7,905,012     7,290,926
                                                                         -----------   -----------
    Total stockholders' equity                                            14,654,638    14,040,552
                                                                         -----------   -----------
    Total liabilities and stockholders' equity                           $36,922,325   $36,872,138
                                                                         ===========   ===========

* The consolidated balance sheet as of March 31, 2002 has been summarized from the Company's audited balance sheet as of that date.

See accompanying notes to unaudited consolidated financial statements.


                                      COACTIVE MARKETING GROUP, INC.
                                   Consolidated Statements of Operations
             Three Month and Six Month Periods Ended September 30, 2002 and September 30, 2001
                                                (Unaudited)

                                                        Three Months Ended           Six Months Ended
                                                           September 30,               September 30,
                                                     -------------------------   -------------------------
                                                        2002          2001*         2002          2001*
                                                     -----------   -----------   -----------   -----------
Sales                                                $13,332,639    15,241,153    27,476,631    31,001,191
Direct expenses                                        9,969,486    11,271,917    21,198,153    23,399,049
                                                     -----------   -----------   -----------   -----------

      Gross Profit                                     3,363,153     3,969,236     6,278,478     7,602,142
                                                     -----------   -----------   -----------   -----------

Salaries and payroll taxes                             1,173,907     1,713,435     2,349,582     3,300,405
Selling, general and administrative expense            1,332,236     1,722,517     2,696,177     3,461,733
                                                     -----------   -----------   -----------   -----------

      Total operating expenses                         2,506,143     3,435,952     5,045,759     6,762,138
                                                     -----------   -----------   -----------   -----------

Operating income                                         857,010       533,284     1,232,719       840,004

Interest expense, net                                     91,484       120,410       158,375       275,461
Other income                                                  --            --            --        88,966
                                                     -----------   -----------   -----------   -----------

Income before provision for income taxes                 765,526       412,874     1,074,344       653,509
Provision for income taxes                               306,201       165,155       429,758       262,411
Equity in loss of affiliate                                9,500            --        30,500            --
                                                     -----------   -----------   -----------   -----------

Net income                                               449,825       247,719       614,086       391,098
                                                     ===========   ===========   ===========   ===========

Net income per common and common Equivalent share:

   Basic                                             $       .09   $       .05   $       .12   $       .08
                                                     ===========   ===========   ===========   ===========

   Diluted                                           $       .08   $       .04   $       .11   $       .07
                                                     ===========   ===========   ===========   ===========

Weighted average number of common and common equivalent shares outstanding:

   Basic                                               5,028,481     5,023,658     5,028,481     5,022,948
                                                     ===========   ===========   ===========   ===========

   Diluted                                             5,372,657     5,555,616     5,452,098     5,516,565
                                                     ===========   ===========   ===========   ===========

Reconciliation of weighted average shares used for basic and diluted computation is as follows:

Weighted average shares - Basic                        5,028,481     5,023,658     5,028,481     5,022,948

Dilutive effect of options and warrants                  344,176       531,958       423,617       493,617
                                                     -----------   -----------   -----------   -----------

Weighted average shares - Diluted                      5,372,657     5,555,616     5,452,098     5,516,565
                                                     ===========   ===========   ===========   ===========

* Restated to reflect the adoption of EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses.

See accompanying notes to unaudited consolidated financial statements.

                                  COACTIVE MARKETING GROUP, INC.
                          Consolidated Statement of Stockholders' Equity
                               Six Months Ended September 30, 2002
                                           (Unaudited)

                                    Common Stock
                                   par value $.001        Additional                     Total
                              -------------------------     Paid-in      Retained     Shareholders'
                                 Shares       Amount        Capital      Earnings        Equity
                              -----------   -----------   -----------   -----------   -----------
Balance, March 31, 2002         5,028,481   $     5,028   $ 6,744,598   $ 7,290,926   $14,040,552

Net income                             --            --            --       614,086       614,086
                              -----------   -----------   -----------   -----------   -----------

Balance, September 30, 2002     5,028,481   $     5,028   $ 6,744,598   $ 7,905,012   $14,654,638
                              ===========   ===========   ===========   ===========   ===========



     See accompanying notes to unaudited consolidated financial statements.

                                    COACTIVE MARKETING GROUP, INC.
                                 Consolidated Statements of Cash Flows
                             Six Months Ended September 30, 2002 and 2001
                                              (Unaudited)

                                                                               2002           2001
                                                                            -----------    -----------
Cash flows from operating activities:
    Net income                                                              $   614,086    $   391,098
    Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for bad debt expense                                           15,000         54,000
        Equity in loss of affiliate                                              30,500             --
        Other                                                                        --        (88,966)
        Depreciation and amortization                                           335,980        934,399
        Deferred tax benefit                                                         --         35,586
        Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable                          (891,520)       344,889
           (Increase) decrease in unbilled contracts in progress                758,015     (1,512,344)
           (Increase) decrease in notes receivable officers                      63,000       (886,990)
           (Increase) decrease in prepaid expenses and other assets             (76,580)       120,362
           Increase in accounts payable                                          98,420        965,621
           Increase (decrease) in deferred revenue                              716,227       (656,846)
           Increase (decrease) in accrued job costs                            (871,206)       712,382
           Increase in accrued taxes payable                                    221,884        179,705
           Increase (decrease) in other accrued liabilities                    (360,436)       151,626
           Increase in accrued compensation                                      17,879        162,392
                                                                            -----------    -----------

           Net cash provided by operating activities                            671,249        906,914
                                                                            -----------    -----------

Cash flows from investing activities:
    Purchases of fixed assets                                                  (192,379)      (190,507)
                                                                            -----------    -----------

           Net cash used in investing activities                               (192,379)      (190,507)
                                                                            -----------    -----------

Cash flows from financing activities:
    Repayments of borrowings                                                 (1,386,667)      (318,333)
    Financing costs                                                                  --       (226,381)
    Decrease in advances to affiliates                                               --        266,897
    Proceeds from exercise of stock options                                          --          7,200
                                                                            -----------    -----------

           Net cash used in financing activities                             (1,386,667)      (270,617)
                                                                            -----------    -----------

           Net (decrease) increase in cash and cash equivalents                (907,797)       445,790

Cash and cash equivalents at beginning of period                              1,959,617        855,219
                                                                            -----------    -----------
Cash and cash equivalents at end of period                                  $ 1,051,820    $ 1,301,009
                                                                            ===========    ===========
Supplemental disclosure:
    Interest paid during the period                                         $   161,868    $   207,942
                                                                            ===========    ===========
    Income tax paid during the period                                       $   188,325    $    47,000
                                                                            ===========    ===========
Supplemental disclosure of noncash activities:
     Contingent earnout accrued relating to a prior acquisition             $ 1,000,000    $        --
                                                                            ===========    ===========


See accompanying notes to unaudited consolidated financial statements.

                 CoActive Marketing Group, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

                           September 30, 2002 and 2001



(1)      Basis of Presentation
         ---------------------

         The interim financial statements of CoActive Marketing Group, Inc. (the "Company") for the three and six month periods ended September 30, 2002 and 2001 have been prepared without audit. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three and six month periods ended September 30, 2002 are not necessarily indicative of the results for a full year.

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

         The Company adopted the new standards beginning in the first quarter of fiscal 2003. Effective with the adoption of FAS 142, both goodwill, which is primarily related to the Company's prior acquisitions of its subsidiaries, and the Company's other intangible asset, an Internet domain name (together with all related intellectual property rights) which was acquired in fiscal 2002, are no longer amortized but are instead subject to an annual impairment test. The Company has completed its initial impairment review as of April 1, 2002 and no impairment in the recorded goodwill and intangible asset was identified. Goodwill and intangible assets will be tested annually to identify if an impairment has occurred. Upon completion of such annual review, if an impairment is found to have occurred, a corresponding charge will be recorded.

         During the quarter ended September 30, 2002, the Company accrued $1,000,000 of a contingent earnout relating to a prior acquisition.

         With the adoption of FAS 142, the Company ceased amortization of goodwill as of March 31, 2002. The following table presents the results of the Company for all periods presented on a comparable basis:


                                               Three Months Ended           Six Months Ended
                                                  September 30,               September 30,
                                            -------------------------   -------------------------
                                                2002          2001          2002          2001
                                            -----------   -----------   -----------   -----------
         Net income                         $   449,825   $   247,719   $   614,086   $   391,098
         Add back goodwill amortization,
            net of tax provision                     --       156,310            --       312,619
                                            -----------   -----------   -----------   -----------
         Adjusted net income                $   449,825   $   404,029   $   614,086   $   703,717
                                            ===========   ===========   ===========   ===========

         Diluted net income per share:
            Net income                      $       .08   $       .04   $       .11   $       .07
            Goodwill amortization, net of
              tax provision                          --           .03            --           .06
                                            -----------   -----------   -----------   -----------
            Adjusted diluted net income
              per share                     $       .08   $       .07   $       .11   $       .13
                                            ===========   ===========   ===========   ===========

(3)      Earnings Per Share
         ------------------

         Options and warrants to purchase 1,785,251 and 1,235,589 shares of common stock at prices ranging from $2.00 to $10.00 and $2.31 to $10.00 per share were excluded from the computation of diluted earnings per share for the three month and six month periods both ended September 30, 2002 and 2001, respectively. These options and warrants expire through April 30, 2011 and were excluded from the computation of diluted earnings per share for each period because the exercise prices exceed the fair market value of the Company's common stock.

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

(6)      Income Taxes
         ------------

         The provision for income taxes for the three and six month periods ended September 30, 2002 and 2001 is based upon the Company's estimated effective tax rate for the respective years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

                  The following discussion compares the Company's consolidated results of operations for the three and six month periods ended September 30, 2002 to the Company's consolidated results of operations for the three and six month periods ended September 30, 2001. The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

Results of Operations

         The following table presents operating data of the Company, expressed as a percentage of sales for each of the three and six month periods ended September 30, 2002 and 2001:

                                                           Three Months Ended                Six Months Ended
                                                              September 30,                    September 30,
                                                       ----------------------------    ----------------------------
                                                          2002              2001          2002              2001
                                                       ----------        ----------    ----------        ----------
Statement of Operations Data:
Sales                                                      100.0%            100.0%        100.0%            100.0%
Direct expenses                                             74.8%             74.0%         77.1%             75.5%
Gross profit                                                25.2%             26.0%         22.9%             24.5%
Salaries                                                     8.8%             11.2%          8.6%             10.6%
Selling, general and administrative expense                 10.0%             11.3%          9.8%             11.2%
Total operating expenses                                    18.8%             22.5%         18.4%             21.8%
Operating income                                             6.4%              3.5%          4.5%              2.7%
Interest expense, net                                        0.7%              0.8%          0.6%              0.9%
Income before provision for income taxes                     5.7%              2.7%          3.9%              2.1%
Provision for income taxes                                   2.3%              1.1%          1.6%              0.8%
Net income                                                   3.4%              1.6%          2.2%              1.3%

         The following table presents operating data of the Company, expressed as a comparative percentage of change for the three and six month periods ended September 30, 2002 compared to the three and six month periods ended September 30, 2001 and the three and six month periods ended September 30, 2001 compared to the three and six month periods ended September 30, 2000:


                                                           Three Months Ended                Six Months Ended
                                                              September 30,                    September 30,
                                                       ----------------------------    ----------------------------
                                                          2002              2001          2002              2001
                                                       ----------        ----------    ----------        ----------
Statement of Operations Data:
Sales                                                    (12.5%)             11.1%       (11.4%)              7.5%
Direct expenses                                          (11.6%)              8.6%        (9.4%)              9.4%
Gross profit                                             (15.3%)             18.9%       (17.4%)              2.2%
Salaries                                                 (31.5%)              3.3%       (28.8%)              3.6%
Selling, general and administrative expense              (22.7%)             18.8%       (22.1%)             15.6%
Total operating expenses                                 (27.1%)             10.5%       (25.4%)              9.4%
Operating income                                           61.0%            132.0%         46.8%           (33.3%)
Interest expense, net                                    (24.0%)              8.1%       (42.5%)             32.6%
Income before provision for income taxes                   83.2%             39.3%         64.4%             23.1%
Provision for income taxes                                 85.4%           1212.4%         63.8%             22.8%
Net income                                                 81.6%           1212.2%         57.0%           5227.6%

                  Sales. Sales for the quarter ended September 30, 2002 were $13,333,000, compared to sales of $15,241,000 for the quarter ended September 30, 2001, a decrease of $1,908,000, after including $1,893,000 and $1,969,000, respectively, of reimbursable costs and expenses. Sales for the six months ended September 30, 2002 were $27,477,000, compared to sales of $31,001,000 for the six months ended September 31, 2001, a decrease of $3,524,000, after including $4,674,000 and $4,602,000, respectively, of reimbursable costs and expenses. The decrease in sales for both the quarter and six month period was primarily attributable to a lesser amount of sales contracted during the respective periods. At September 30, 2002, the Company's sales backlog amounted to approximately $9,889,000 compared to a sales backlog of approximately $10,735,000 at September 30, 2001. At any given time, comparative differences in the Company's sales and sales backlog may vary due to timing differences in the receipt of executed contracts from clients with respect to project assignments being finalized.

                  Direct Expenses. Direct expenses for the quarter ended September 30, 2002 were $9,969,000, compared to $11,272,000 for the comparable prior year quarter, a decrease of $1,303,000, after including $1,893,000 and $1,969,000, respectively, of reimbursable cost and expenses. Direct expenses for the six months ended September 30, 2002 were $21,198,000, compared to $23,399,000 for the comparable prior year six month period, a decrease of $2,201,000, after including $4,674,000 and 4,602,000, respectively, of reimbursable costs and expenses. The decrease in direct expenses for both the quarter and six month period was primarily attributable to a decrease in variable direct expenses applicable to the decrease in sales for the respective periods. The respective increase in direct expenses as a percentage of sales for both the quarter and for the six month period ended September 30, 2002 was primarily the result of the aggregate mix of client projects having a lower gross profit margin than the mix of the Company's projects in the respective comparable prior year quarter and six month periods.

                  As a result of these changes in sales and direct expenses, the Company's gross profit for the quarter and six month periods ended September 30, 2002 decreased to $3,363,000 and $6,278,000, respectively, from $3,969,000 and
$7,602,000 for the prior year respective periods.

                  Operating Expenses. Operating expenses for the quarter and six month period ended September 30, 2002 decreased respectively by $930,000 and $1,716,000, to respectively, $2,506,000 and $5,046,000, compared to $3,436,000 and $6,762,000, respectively, for the quarter and six month periods ended September 30, 2001. The decrease in operating expenses for both the quarter and six month period was primarily the result of (i) the respective decrease in salaries and related payroll expenses of $540,000 and $951,000, and (ii) the respective decrease in selling, general and administrative expenses of $390,000 and $766,000. The respective decreases in salaries and related payroll expenses for the quarter and six month periods ended September 30, 2002 were primarily attributable to a reduction in personnel and to a lesser extent the reimbursement, by our affiliate, Garcia Baldwin, Inc. doing business as Market Vision ("Market Vision"), of the cost of personnel deployed in support of Market Vision's operations. The respective decreases in selling, general and administrative expenses for the quarter and six month periods ended September 30, 2002 were primarily related to (i) the respective elimination of approximately $261,000 and $521,000 of goodwill amortization expense in accordance with Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted in the quarter ended June 30, 2002, and
(ii) the overall reduction in variable expenses related to supporting and maintaining the Company's level of operations.

                  Interest Expense. Interest expense for the quarter and six month period ended September 30, 2002 decreased by $29,000 and $117,000 to $91,000 and $158,000 respectively, compared to interest expense of $120,000 and $275,000 respectively for the quarter and six month period ended September 30, 2001. The decrease in interest expense for the quarter and six month period ended September 30, 2002 was primarily related to the decrease in the Company's bank and subordinated debt borrowings, compared to such borrowings for the comparable periods of the prior year.

                  Other. For the six month period ended September 30, 2001, the Company recognized income in the amount of $89,000 resulting from a recovery of a previously recorded share of losses of a then affiliate.

                  Provision For Income Taxes. The provision for federal, state and local income taxes as respectively reflected for the quarter and six month periods ended September 30, 2002 and 2001 were based upon the Company's estimated effective tax rate for the respective fiscal years.

                  Equity in Loss of Affiliate. For the quarter and six month periods ended September 30, 2002, the Company recorded $9,500 and $30,500, respectively, as its share of losses from its 49% equity investment in Market Vision.

                  Net Income. As a result of the items discussed above, net income for the quarter and six month period ended September 30, 2002 was $450,000 and $614,000 respectively, compared to net income $248,000 and $391,000 respectively, for the prior year quarter and six month period ended September 30, 2001.

Liquidity and Capital Resources.

                  On May 17, 2001, the Company replaced its then existing bank loan agreement with a new credit agreement with another bank (the "Credit Agreement") pursuant to which the Company obtained a $4,000,000 three-year term loan (the "Term Loan") and a $2,000,000 revolving loan credit facility (the "Revolving Loan", and together with the Term Loan, the "New Loans"). Contemporaneously with the closing of the Credit Agreement, the Company borrowed $4,000,000 under the Term Loan and $1,000,000 under the Revolving Loan. $4,510,000 of the proceeds of the New Loans was used to refinance the loan balance of its prior loan agreement and the balance of the proceeds to increase its working capital. Borrowings under the Credit Agreement are evidenced by promissory notes and are secured by all of the Company's assets. Principal payments on the Term Loan to be made in twelve consecutive quarterly installments of $333,333 commenced on June 30, 2001.

                  For the six months ended September 30, 2002, the Company's activities and the combined repayment of $1,387,000 of bank and subordinated debt borrowings were funded from working capital. At September 30, 2002, the Company had cash and cash equivalents totaling $1,052,000, a working capital deficit of $3,922,000, outstanding bank loans of $3,680,000 with no additional availability under the Revolving Loan, outstanding subordinated debt of $625,000 and stockholders' equity of $14,655,000. In comparison, at March 31, 2002, the Company had cash and cash equivalents of $1,960,000 and a working capital deficit of $2,749,000, outstanding bank loans of $4,667,000 with no additional availability under the Revolving Loan, outstanding subordinated debt of $1,025,000 and stockholders' equity of $14,041,000. The increase in working capital deficit at September 30, 2002 compared with March 31, 2002 was primarily the result of (i) an increase in other accrued liabilities of $1,000,000, the amount of an anticipated earnout payment the Company is obligated to make in connection with its acquisition of U.S. Concepts, Inc., and (ii) the decrease in cash balances attributable to a required payment to reduce the Company's Term Loan pursuant to an excess cash flow payment provision of its Credit Agreement. Although the Company is currently negotiating an increase in the amount available for borrowing under the Revolving Loan with its bank, management believes that cash generated from operations together with existing borrowings under the Credit Agreement should be sufficient to meet the Company's cash requirements for fiscal 2003 even if the Company does not obtain such increase, although there can be no assurance in that regard. To the extent the Company is required to seek additional external financing, there can be no assurance that the Company will be able to obtain such additional funding.

                  For the six months ended September 30, 2002: (A) cash provided by operating activities amounted to $671,000, primarily as a result of the net aggregate of (i) net income and non-cash charges for depreciation and amortization, (ii) decreases in unbilled contracts in progress, notes receivable from officers and other accrued liabilities, and (iii) increases in accounts payable, deferred revenue and accrued taxes payable, offset by increases in accounts receivable, prepaid expenses and other assets, and a decrease in accrued job costs. (B) cash used in investing activities to purchase fixed assets amounted to $192,000; and (C) cash used in financing activities to repay borrowings amounted to $1,387,000. As a result of the net effect of the aforementioned, the Company's cash and cash equivalents at September 30, 2002 decreased by $908,000.



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

Factors that could cause actual results to differ materially from the Company's expectations are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002 under "Risk Factors", including but not limited to "Dependence on Key Personnel," "Customers," "Unpredictable Revenue Patterns," "Competition," "Risk Associated with Acquisitions," "Expansion Risk," "Control by Executive Officers and Directors," and "Outstanding Indebtedness; Security Interest." Other factors may be described from time to time in the Company's public filings with the Securities and Exchange Commission, news releases and other communications. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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

Item 4.  Controls and Procedures
         -----------------------

Evaluation of Disclosure Controls and Procedures

                  The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Controls

                  There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION
                           ---------------------------


Items 1, 2, 3 and 5.  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  The Annual Meeting of Stockholders of the Company was held on September 26, 2002 at 10:00 a.m. at the Company's offices at 415 Northern Boulevard, Great Neck, New York 11021. A majority of the Company's voting shares were present at the meeting, either in person or by proxy.

                  At such meeting, the stockholders as per the following votes:

                  1. Elected Paul A. Amershadian, John P. Benfield, Donald A. Bernard, Herbert M. Gardner, Joseph S. Hellman, Thomas E. Lachenman, Brian Murphy and John A. Ward, III to the Board of Directors. All of these individuals will serve on the Board of Directors until the next annual meeting of stockholders and until their successors are duly elected and qualified.

                  Directors                     Votes For         Votes Withheld
                  ---------                     ---------         --------------
                  Paul A. Amershadian           3,964,816            221,137
                  John P. Benfield              3,964,816            221,137
                  Donald A. Bernard             3,964,816            221,137
                  Herbert M. Gardner            3,964,816            221,137
                  Joseph S. Hellman             3,964,816            221,137
                  Thomas E. Lachenman           3,964,816            221,137
                  Brian Murphy                  3,964,816            221,137
                  John A. Ward III              3,964,816            221,137

                  2.  Approved the Company's 2002 Long-Term Incentive Plan.

                  Votes For    Votes Against   Abstentions    Broker Non-Votes
                  ---------    -------------   -----------    ----------------
                  1,991,148       380,980         3,605          1,810,220


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

                                       COACTIVE MARKETING GROUP, INC.



Dated: October 30, 2002                By: /s/ JOHN P. BENFIELD
                                           -------------------------------------
                                           John P. Benfield, President
                                           (Principal Executive Officer)
                                           and Director



Dated: October 30, 2002                By: /s/ DONALD A. BERNARD
                                           -------------------------------------
                                           Donald A. Bernard, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Accounting and Financial
                                           Officer) and Director

                                 Certifications
                                 --------------

I, John P. Benfield, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CoActive Marketing Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: October 30, 2002                    /s/ JOHN P. BENFIELD
                                           -------------------------------------
                                           John P. Benfield
                                           President and Chief Executive Officer

I, Donald A. Bernard, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CoActive Marketing Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: October 30, 2002                   /s/ DONALD A BERNARD
                                          --------------------------------------
                                          Donald A. Bernard
                                          Executive Vice President and
                                            Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------

10.1 Amendment to Employment Agreement, dated as of July 1, 2002, between U.S. Concepts, Inc. and Brian Murphy

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002