Form 10-Q
period 2002-12-31
COACTIVE MARKETING GROUP INC
filed 2003-02-06
CIK 886475

================================================================================
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                         Commission file number 0-20394

                         COACTIVE MARKETING GROUP, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  06-1340408
-----------------------------------------           ----------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                 Identification Number)

        415 Northern Boulevard
         Great Neck, New York                                11021
-----------------------------------------           ----------------------
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

                  Yes [x]  No [ ]


As of February 3, 2003, 5,028,481 shares of the Registrant's Common Stock, par value $.001 a share, were outstanding.


--------------------------------------------------------------------------------
================================================================================

                                      INDEX
                                      -----

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                           Page
                                                                           ----
PART I -  FINANCIAL INFORMATION
-------------------------------

Item 1.   Consolidated Financial Statements of CoActive Marketing
          Group, Inc. and Subsidiaries (Unaudited)

               Consolidated Balance Sheets - December 31, 2002 and
               March 31, 2002                                                 3

               Consolidated Statements of Operations - Three month and
               nine month periods ended December 31, 2002 and
               December 31, 2001                                              4

               Consolidated Statement of Stockholders' Equity - Nine
               month period ended December 31, 2002                           5

               Consolidated Statements of Cash Flows - Nine month
               periods ended December 31, 2002 and December 31, 2001          6

               Notes to Unaudited Consolidated Financial Statements           7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         12

Item 4.   Controls and Procedures                                            12

PART II - OTHER INFORMATION                                                  13
---------------------------

Item 1, 2, 3, 4 and 5.     Not Applicable                                    13

Item 6.  Exhibits and Reports on Form 8-K.                                   13


SIGNATURES                                                                   14
----------

CERTIFICATIONS                                                               15
--------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                         COACTIVE MARKETING GROUP, INC.
                           Consolidated Balance Sheets
                      December 31, 2002 and March 31, 2002

                                                                          December 31, 2002      March 31, 2002*
                                                                          -----------------     ----------------
                                                                             (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                              $        389,107     $      1,959,617
    Accounts receivable, net of allowance for doubtful accounts of
       $99,000 at December 31, 2002 and $75,000 at March 31, 2002                 8,375,387           10,077,770
    Unbilled contracts in progress                                                5,820,092            3,160,372
    Due from affiliate                                                              317,310                    -
    Prepaid taxes                                                                   141,831              141,831
    Prepaid expenses and other current assets                                       675,049              878,603
                                                                           ----------------     ----------------
    Total current assets                                                         15,718,776           16,218,193

Property and equipment, net                                                       1,705,288            1,721,176

Investment in MarketVision                                                          320,130              307,630
Note receivable from officer                                                        550,000              613,000
Goodwill, net                                                                    18,991,196           17,491,196
Intangible asset                                                                    200,000              200,000
Deferred financing costs, net                                                       211,091              189,029
Other assets                                                                        170,747              131,914
                                                                           ----------------     ----------------
    Total assets                                                           $     37,867,228     $     36,872,138
                                                                           ================     ================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                       $      6,106,212     $      6,934,320
    Deferred revenue                                                              1,866,718            3,807,017
    Accrued job costs                                                             5,528,930            4,876,089
    Accrued compensation                                                              2,266               54,923
    Other accrued liabilities                                                     2,169,095              725,086
    Accrued taxes payable                                                           760,351              211,595
    Notes payable bank - current                                                    750,000            1,333,333
    Subordinated notes payable - current                                            625,000            1,025,000
                                                                           ----------------     ----------------
    Total current liabilities                                                    17,808,572           18,967,363

Notes payable bank - long term                                                    3,787,500            3,333,333
Deferred taxes payable                                                              742,485              530,890
                                                                           ----------------     ----------------
            Total liabilities                                                    22,338,557           22,831,586
                                                                           ----------------     ----------------

Stockholders' equity:
    Class A convertible preferred stock, par value                                        -                    -
         $.001; authorized 650,000 shares; none issued and outstanding
    Class B convertible preferred stock, par value                                        -                    -
         $.001; authorized 700,000 shares; none issued and outstanding
    Preferred stock, undesignated; authorized 3,650,000 shares; none                      -                    -
         issued and outstanding
    Common stock, par value $.001; authorized 25,000,000 shares;
         issued and outstanding 5,028,481 shares                                      5,028                5,028
    Additional paid-in capital                                                    6,744,598            6,744,598
    Retained earnings                                                             8,779,045            7,290,926
                                                                           ----------------     ----------------
    Total stockholders' equity                                                   15,528,671           14,040,552
                                                                           ----------------     ----------------
    Total liabilities and stockholders' equity                             $     37,867,228     $     36,872,138
                                                                           ================     ================

* The consolidated balance sheet as of March 31, 2002 has been summarized from the Company's audited balance sheet as of that date.

See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Operations
Three Month and Nine Month Periods Ended December 31, 2002 and December 31, 2001
                                   (Unaudited)

                                                           Three Months Ended                         Nine Months Ended
                                                              December 31,                               December 31,
                                                       2002                  2001*                2002                  2001*
                                                 ----------------      ----------------     ----------------      ----------------
Sales                                            $     17,311,177            14,659,214           44,787,806            45,660,407
Direct expenses                                        13,304,561            11,005,389           34,502,714            34,404,438
                                                 ----------------      ----------------     ----------------      ----------------

      Gross Profit                                      4,006,616             3,653,825           10,285,092            11,255,969
                                                 ----------------      ----------------     ----------------      ----------------

Salaries and payroll taxes                              1,442,547             1,517,084            4,039,921             4,797,489
Selling, general and administrative expenses            1,370,144             1,565,812            3,820,150             5,047,544
                                                 ----------------      ----------------     ----------------      ----------------

      Total operating expenses                          2,812,691             3,082,896            7,860,071             9,845,033
                                                 ----------------      ----------------     ----------------      ----------------

Operating income                                        1,193,925               570,929            2,425,021             1,410,936

Interest expense, net                                      65,760               100,006              224,135               375,467
Other income                                              256,877                     -              258,496                88,966
                                                 ----------------      ----------------     ----------------      ----------------

Income before provision for income taxes                1,385,042               470,923            2,459,382             1,124,435
Provision for income taxes                                554,006               188,611              983,763               451,023
Equity in (income) loss of affiliate                      (43,000)               18,000              (12,500)               18,000
                                                 ----------------      ----------------     ----------------      ----------------

Net income                                                874,036               264,312            1,488,119               655,412
                                                 ----------------      ----------------     ----------------      ----------------

Net income per common and common
   Equivalent share:

   Basic                                         $            .17      $            .05     $            .30      $            .13
                                                 ================      ================     ================      ================

   Diluted                                       $            .16      $            .05     $            .27      $            .12
                                                 ================      ================     ================      ================

Weighted average number of common and
   common equivalent shares outstanding:

   Basic                                                5,028,481             5,028,481            5,028,481             5,024,390
                                                 ================      ================     ================      ================

   Diluted                                              5,566,291             5,474,806            5,498,709             5,506,112
                                                 ================      ================     ================      ================

Reconciliation of weighted average shares used for basic and diluted computation is as follows:

Weighted average shares - Basic                         5,028,481             5,028,481            5,028,481             5,024,390

Dilutive effect of options and warrants                   537,810               446,325              470,228               481,722
                                                 ----------------      ----------------     ----------------      ----------------

Weighted average shares - Diluted                       5,566,291             5,474,806            5,498,709             5,506,112
                                                 ================      ================     ================      ================

* Restated to reflect the adoption of EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of- Pocket" Expenses.

See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                       Nine Months Ended December 31, 2002
                                   (Unaudited)

                                        Common Stock
                                       par value $.001               Additional                            Total
                               -------------------------------        Paid-in          Retained        Stockholders'
                                  Shares            Amount            Capital          Earnings            Equity
                               -------------     -------------     -------------     -------------     -------------
Balance, March 31, 2002            5,028,481     $       5,028     $   6,744,598     $   7,290,926     $  14,040,552

Net income                                 -                 -                 -         1,488,119         1,488,119
                               -------------     -------------     -------------     -------------     -------------

Balance, December 31, 2002         5,028,481     $       5,028     $   6,744,598     $   8,779,045     $  15,528,671
                               =============     =============     =============     =============     =============

     See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended December 31, 2002 and 2001
                                   (Unaudited)

                                                                                   2002                 2001
                                                                              ---------------      ---------------
Cash flows from operating activities:
    Net income                                                                $     1,488,119      $       655,412
    Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for bad debt expense                                                 24,000               81,000
        Equity in (income) loss of affiliate                                          (12,500)              18,000
        Other                                                                               -              (84,266)
        Depreciation and amortization                                                 464,974            1,326,087
        Changes in operating assets and liabilities:
           Decrease in accounts receivable                                          1,678,383            3,779,009
           Increase in unbilled contracts in progress                              (2,659,720)          (4,358,244)
           Decrease (increase) in notes receivable officers                            63,000             (886,990)
           Decrease in prepaid expenses and other assets                              164,721               58,900
           Increase (decrease) in accounts payable                                   (828,108)             431,386
           Decrease in deferred revenue                                            (1,940,299)            (860,522)
           Increase in accrued job costs                                              652,841            2,005,948
           Increase in accrued taxes payable                                          760,351              387,307
           Decrease in other accrued liabilities                                      (55,991)            (372,832)
           Decrease in accrued compensation                                           (52,657)             (41,328)
                                                                              ---------------      ---------------

           Net cash (used in) provided by operating activities                       (252,886)           2,138,867
                                                                              ---------------      ---------------

Cash flows from investing activities:
    Purchases of fixed assets                                                        (374,838)            (258,171)
    Purchase of intangible asset                                                            -             (200,000)
                                                                              ---------------      ---------------

           Net cash used in investing activities                                     (374,838)            (458,171)
                                                                              ---------------      ---------------

Cash flows from financing activities:
    Borrowings                                                                      4,200,000                    -
    Repayments of borrowings                                                       (4,729,166)            (985,001)
    Financing costs                                                                   (96,310)            (226,381)
    (Increase) decrease in advances to affiliates                                    (317,310)             266,897
    Proceeds from exercise of stock options                                                 -                7,200
                                                                              ---------------      ---------------

           Net cash used in financing activities                                     (942,786)            (937,285)
                                                                              ---------------      ---------------

           Net (decrease) increase in cash and cash equivalents                    (1,570,510)             743,411

Cash and cash equivalents at beginning of period                                    1,959,617              855,219
                                                                              ---------------      ---------------
Cash and cash equivalents at end of period                                    $       389,107      $     1,598,630
                                                                              ===============      ===============
Supplemental disclosure:
    Interest paid during the period                                           $       211,204      $       309,626
                                                                              ===============      ===============
    Income tax paid during the period                                         $       199,745      $        48,470
                                                                              ===============      ===============
Supplemental disclosure of noncash activities:
     Contingent earnout accrued relating to a prior acquisition               $     1,500,000   $                -
                                                                              ===============      ===============

See accompanying notes to unaudited consolidated financial statements

                 CoActive Marketing Group, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

                           December 31, 2002 and 2001



(1)      Basis of Presentation
         ---------------------

         The interim financial statements of CoActive Marketing Group, Inc. (the "Company") for the three and nine month periods ended December 31, 2002 and 2001 have been prepared without audit. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three and nine month periods ended December 31, 2002 are not necessarily indicative of the results for a full year.

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

         During the quarter and nine month period ended December 31, 2002, the Company accrued $500,000 and $1,500,000, respectively, of a contingent earnout relating to a prior acquisition.

         With the adoption of FAS 142, the Company ceased amortization of goodwill as of March 31, 2002. The following table presents the results of the Company for all periods presented on a comparable basis:

                                                   Three Months Ended                Nine Months Ended
                                                      December 31,                      December 31,
                                              ---------------------------     -------------------------------
                                                  2002            2001             2002              2001
                                              -----------     -----------     -------------     -------------
         Net income                           $   874,036     $   264,312     $   1,488,119           655,412
         Add back goodwill amortization,
            net of tax provision                        -         156,310                 -           468,929
                                              -----------     -----------     -------------     -------------
         Adjusted net income                  $   874,036     $   420,622     $   1,488,119     $   1,124,341
                                              ===========     ===========     =============     =============

         Diluted net income per share:
            Net income                        $       .16     $       .05     $         .27     $         .12
            Goodwill amortization, net of
              tax provision                           . -             .03               . -               .08
                                              -----------     -----------     -------------     -------------
            Adjusted diluted net income
              per share                       $       .16     $       .08     $         .27     $         .20
                                              ===========     ===========     =============     =============

(3)      Earnings Per Share
         ------------------

         Options and warrants to purchase 1,732,251 and 1,372,101 shares of common stock at prices ranging from $2.31 to $10.00 and $2.00 to $10.00 per share were excluded from the computation of diluted earnings per share during the three months ended December 31, 2002 and 2001, respectively, and options and warrants to purchase 1,782,876 and 1,342,165 shares of common stock at prices ranging from $2.00 to $10.00 and $2.31 to $10.00 per share were excluded from the computation of diluted earnings per share during the nine months ended December 31, 2002 and 2001, respectively. These options and warrants expire through April 30, 2011 and were excluded from the computation of diluted earnings per share for each period because the exercise prices exceed the fair market value of the Company's common stock.

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

(6)      Income Taxes
         ------------

         The provision for income taxes for the three and nine month periods ended December 31, 2002 and 2001 is based upon the Company's estimated effective tax rate for the respective years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

                  The following discussion compares the Company's consolidated results of operations for the three and nine month periods ended December 31, 2002 to the Company's consolidated results of operations for the three and nine month periods ended December 31, 2001. The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

Results of Operations

         The following table presents operating data of the Company, expressed as a percentage of sales for each of the three and nine month periods ended December 31, 2002 and 2001:

                                                          Three Months Ended                   Nine Months Ended
                                                               December 31,                       December 31,
                                                    ---------------------------------   ----------------------------------
                                                         2002              2001              2002               2001
                                                    ---------------   ---------------   ---------------    ---------------
Statement of Operations Data:
Sales                                                       100.0%            100.0%            100.0%             100.0%
Direct expenses                                              76.9%             75.1%             77.0%              75.3%
Gross profit                                                 23.1%             24.9%             22.9%              24.7%
Salaries                                                      8.3%             10.3%              9.0%              10.5%
Selling, general and administrative expenses                  7.9%             10.7%              8.5%              11.1%
Total operating expenses                                     16.2%             21.0%             17.5%              21.6%
Operating income                                              6.9%              3.9%              5.4%               3.1%
Interest expense, net                                         0.4%              0.7%              0.5%               0.8%
Income before provision for income taxes                      8.0%              3.2%              5.4%               2.5%
Provision for income taxes                                    3.2%              1.3%              2.2%               1.0%
Net income                                                    5.0%              1.8%              3.3%               1.4%

         The following table presents operating data of the Company, expressed as a comparative percentage of change for the three and nine month periods ended December 31, 2002 compared to the three and nine month periods ended December 31, 2001 and the three and nine month periods ended December 31, 2001 compared to the three and nine month periods ended December 31, 2000:

                                                          Three Months Ended                   Nine Months Ended
                                                               December 31,                       December 31,
                                                    ---------------------------------   ----------------------------------
                                                         2002              2001              2002               2001
                                                    ---------------   ---------------   ---------------    ---------------
Statement of Operations Data:
Sales                                                        18.1%              5.4%             (1.9%)              6.8%
Direct expenses                                              20.9%              4.8%              0.3%               7.9%
Gross profit                                                  9.7%              7.2%             (8.6%)              3.8%
Salaries                                                     (4.9%)             3.9%            (15.8%)              0.8%
Selling, general and administrative expenses                (12.5%)            (2.7%)           (24.3%)             12.4%
Total operating expenses                                     (8.8%)             0.5%            (20.2%)              6.4%
Operating income                                            109.1%             68.1%             71.9%             (11.7%)
Interest expense, net                                       (34.2%)           (48.1%)           (40.3%)            (37.6%)
Income before provision for income taxes                    194.1%            220.2%            118.7%              12.7%
Provision for income taxes                                  193.7%            220.6%            118.1%              13.1%
Net income                                                  230.7%            199.6%            127.1%             585.8%

                  Sales. Sales for the quarter ended December 31, 2002 were $17,311,000, compared to sales of $14,659,000 for the quarter ended December 31, 2001, an increase of $2,652,000, after including $3,410,000 and $2,043,000, respectively, of reimbursable costs and expenses. Sales for the nine months ended December 31, 2002 were $44,788,000, compared to sales of $45,660,000 for the nine months ended December 31, 2001, a decrease of $872,000, after including $8,174,000 and $6,645,000, respectively, of reimbursable costs and expenses. The increase in sales for the quarter was primarily the result of a greater amount of contracted sales materializing in the quarter, whereas, the decrease in sales for the nine month period was primarily attributable to a lesser amount of contracted sales materializing during the period. At any given time, comparative differences in the Company's sales and sales backlog may vary due to timing differences in the receipt of executed contracts from clients with respect to project assignments being finalized.

                  Direct Expenses. Direct expenses for the quarter ended December 31, 2002 were $13,305,000, compared to $11,005,000 for the comparable prior year quarter, an increase of $2,300,000, after including $3,410,000 and $2,043,000, respectively, of reimbursable cost and expenses. Direct expenses for the nine months ended December 31, 2002 were $34,503,000, compared to $34,404,000 for the comparable prior year nine month period, an increase of $99,000, after including $8,174,000 and $6,645,000, respectively, of reimbursable costs and expenses. The increase in direct expenses for the quarter was primarily attributable to an increase in variable direct expenses applicable to the increase in sales for the quarter, whereas the increase in direct expenses for the nine month period was primarily attributable to the increase in variable direct expenses applicable to the sales in such period. The respective increase in direct expenses as a percentage of sales for both the quarter and for the nine month period ended December 31, 2002 was primarily the result of the aggregate mix of client projects having a lower gross profit margin than the mix of the Company's projects in the respective comparable prior year quarter and nine month periods.

                  As a result of these changes in sales and direct expenses, the Company's gross profit for the quarter and nine month periods ended December 31, 2002 increased to $4,007,000 and decreased to $10,285,000, respectively, from $3,654,000 and $11,256,000 for the prior year respective periods.

                  Operating Expenses. Operating expenses for the quarter and nine month period ended December 31, 2002 decreased respectively by $270,000 and $1,985,000, to $2,813,000 and $7,860,000, respectively, compared to $3,083,000 and $9,845,000, respectively, for the quarter and nine month periods ended December 31, 2001. The decrease in operating expenses for both the quarter and nine month period was primarily the result of (i) the respective decrease in salaries and related payroll expenses of $75,000 and $758,000, and (ii) the respective decrease in selling, general and administrative expenses of $196,000 and $1,227,000. The respective decreases in salaries and related payroll expenses for the quarter and nine month periods ended December 31, 2002 were primarily attributable to a reduction in personnel and to a lesser extent the reimbursement, by our affiliate, Garcia Baldwin, Inc. doing business as Market Vision ("Market Vision"), of the cost of personnel deployed in support of Market Vision's operations. The respective decreases in selling, general and administrative expenses for the quarter and nine month periods ended December 31, 2002 were primarily related to (i) the elimination of approximately $258,000 and $775,000, respectively, of goodwill amortization expense in accordance with Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted in the quarter ended June 30, 2002, and (ii) for the quarter, an offsetting increase in, and for the nine month period a reduction in, overall variable expenses related to supporting and maintaining the Company's level of operations.

                  Interest Expense. Interest expense for the quarter and nine month period ended December 31, 2002 decreased by $34,000 and $151,000 to $66,000 and $224,000, respectively, compared to interest expense of $100,000 and $375,000 respectively for the quarter and nine month period ended December 31, 2001. The decrease in interest expense for the quarter and nine month period ended December 31, 2002 was primarily related to the decrease in the Company's bank and subordinated debt borrowings, compared to such borrowings for the comparable periods of the prior year, and to a lesser extent, to a reduction in interest rates applicable to the Company's borrowings under its bank loans.

                  Other. Other income for the quarter and nine month period ended December 31, 2002 increased by $257,000 and $170,000 to $257,000 and $258,000 respectively, compared with no other income for the quarter ended December 31, 2001 and other income in the amount of $89,000 for such prior year's nine month period. The increase in other income for the quarter ended December 31, 2002, was primarily the result of the Company's sale of Company owned domain names for $250,000, whereas the increase for the nine month period ended December 31, 2002, was primarily the result of the domain names sale offset by income recognized in the amount of $89,000 resulting from a recovery of a previously recorded share of losses of a then affiliate for the nine month period ended December 31, 2001.

                  Provision For Income Taxes. The provision for federal, state and local income taxes respectively reflected for the quarter and nine month periods ended December 31, 2002 and 2001 were based upon the Company's estimated effective tax rate for the respective fiscal years.

                  Equity in Income (Loss) of Affiliate. For the quarter and nine month periods ended December 31 2002, the Company recorded $43,000 and $12,500, respectively, as its share of income from its 49% equity investment in Market Vision, compared with a share of loss of ($18,000) for both the quarter and nine month periods ended December 31, 2001.

                  Net Income. As a result of the items discussed above, net income for the quarter and nine month period ended December 31, 2002 was $874,000 and $1,488,000 respectively, compared to net income $264,000 and $655,000 respectively, for the prior year quarter and nine month period ended December 31, 2001.

Liquidity and Capital Resources.

                  On October 31, 2002, the Company replaced its then existing bank loan agreement with a new credit agreement with another bank (the "Credit Agreement") pursuant to which the Company obtained a $3,000,000 term loan to be amortized in equal monthly installments over 48 months commencing December 1, 2002 (the "Term Loan") and a $3,000,000 three year revolving loan credit facility (the "Revolving Loan", and together with the Term Loan, the "New Loans"). Contemporaneously with the closing of the Credit Agreement, the Company borrowed $3,000,000 under the Term Loan and $1,200,000 under the Revolving Loan and used approximately $3,700,000 of the proceeds of the New Loans to repay in full the Company's indebtedness to its prior lender. The remaining loan proceeds were used to increase the Company's working capital. Borrowings under the Credit Agreement are evidenced by promissory notes and are secured by all of the Company's assets. The Company paid a $60,000 closing fee to the bank plus its legal costs and expenses and will pay a quarterly fee equal to .25% per annum on the unused portion of the credit facility. Interest on the New Loans is due on a monthly basis at an annual rate equal to the Bank's prime rate plus .25% on the Revolving Loan and .50% on the Term Loan, respectively. The Credit Agreement provides for a number of affirmative and negative covenants, restrictions, limitations and other conditions including among others, (i) limitations regarding the payment of cash dividends, (ii) use of proceeds, (iii) maintenance of minimum net worth, (iv) maintenance of minimum quarterly earnings, (v) compliance with senior debt leverage ratio and debt service ratio covenants, and
(vi) maintenance of 15% of beneficially owned shares of the Company held by certain members of the Company's management.

                  For the nine months ended December 31, 2002, the Company's activities and the repayment of bank and subordinated debt borrowings totaling $529,000 were funded from working capital and borrowings under the Credit Agreement. At December 31, 2002, the Company had cash and cash equivalents totaling $389,000, a working capital deficit of $2,090,000, outstanding bank loans of $4,537,500, borrowing capacity under the Credit Agreement of $900,000 (after giving effect to the letter of credit described below), outstanding subordinated debt of $625,000 and stockholders' equity of $15,529,000. At December 31, 2002, the Company also had outstanding a letter of credit issued under the Credit Agreement in the amount of $500,000, payable in the event of a default by U.S. Concepts, Inc., the Company's subsidiary, under a lease of office space entered into by U.S. Concepts. In comparison, at March 31, 2002, the Company had cash and cash equivalents of $1,960,000 and a working capital deficit of $2,749,000, outstanding bank loans of $4,667,000 with no additional borrowing availability thereunder, outstanding subordinated debt of $1,025,000 and stockholders' equity of $14,041,000, and no outstanding letters of credit. The decrease in working capital deficit at December 31, 2002 compared with March 31, 2002 was primarily the result of the net reduction of $1,159,000 in the Company's current liabilities exceeding the net reduction of $499,000 in its current assets. The net reduction in current liabilities resulted from decreases in accounts payable and deferred revenue totaling $2,768,000 and subordinated and bank notes payable totaling $983,000 offset by increases in accrued job costs, other accrued liabilities (inclusive of $1,500,000 of an anticipated earnout payment the Company is obligated to make in connection with its 1998 acquisition of U.S. Concepts, Inc.) and deferred taxes payable totaling $2,593,000. The net reduction in current assets resulted from decreases in cash of $1,571,000, accounts receivable, prepaid expenses and other current assets totaling $1,589,000 offset by an increase in unbilled contracts in progress of $2,660,000. Management believes that cash generated from operations together with borrowings available under the Credit Agreement should be sufficient to meet the Company's cash requirements for fiscal 2003, although there can be no assurance in that regard. To the extent the Company is required to seek additional external financing, there can be no assurance that the Company will be able to obtain such additional funding.

                  For the nine months ended December 31, 2002: (A) cash used in operating activities amounted to $253,000, primarily as a result of the net aggregate of (i) net income and non-cash charges for depreciation and amortization, (ii) decreases in accounts receivable, notes receivable from officers, prepaid expenses and other assets and (iii) increases in accrued job costs and accrued taxes payable, offset by decreases in accounts payable, deferred revenue and accrued compensation and other accrued liabilities and an increase in unbilled contracts in progress. (B) cash used in investing activities to purchase fixed assets amounted to $375,000; and (C) cash used in financing activities to repay borrowings, related financing costs and increase advances to affiliates amounted to $943,000. As a result of the net effect of the aforementioned, the Company's cash and cash equivalents at December 31, 2002 decreased by $1,571,000.

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


                           PART II - OTHER INFORMATION
                           ---------------------------

Items 1, 2, 3, 4 and 5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a) Exhibits.                     See Exhibit Index.

         (b) Reports on Form 8-K.

         The Company filed a current report on Form 8-K on November 4, 2002 relating to the Credit Agreement it entered into on October 31, 2002.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COACTIVE MARKETING GROUP, INC.



Dated: February 3, 2003           By:    /s/ John P. Benfield
                                     -------------------------------------------
                                          John P. Benfield, President
                                          (Principal Executive Officer)
                                          and  Director



Dated: February 3, 2003           By:    /s/ Donald A. Bernard
                                     -------------------------------------------
                                          Donald A. Bernard, Executive Vice
                                          President and Chief Financial Officer
                                          (Principal Accounting and Financial
                                          Officer) and Director

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


Dated: February 3, 2003                   /s/ John P. Benfield
                                          -------------------------------------
                                          John P. Benfield
                                          President and Chief Executive Officer

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


Dated :February 3, 2003                   /s/ Donald A Bernard
                                          -------------------------------------
                                          Donald A. Bernard
                                          Executive Vice President and Chief
                                          Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.           DESCRIPTION OF EXHIBIT
-----------           ----------------------

99.1                  Certification of Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                  Certification of Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes Oxley Act of 2002.