Form 10-K
period 2003-03-31
COACTIVE MARKETING GROUP INC
filed 2003-06-20
CIK 886475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


For the fiscal year ended March 31, 2003

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

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                     Yes [ ]    No [X]

As of September 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $7,109,023.

As of June 10, 2003, 5,034,731 shares of Common Stock, $.001 par value, were outstanding.

                       Documents Incorporated by Reference

             Document                       Part of 10-K into which incorporated
             --------                       ------------------------------------

Definitive Proxy Statement relating to                   Part III
Registrant's 2003 Annual Meeting of
Stockholders

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

Item 1.  Business.
-------  --------

General Introduction

                  CoActive Marketing Group, Inc. ("CoActive"), through its wholly-owned subsidiaries, Inmark Services LLC ("Inmark"), Optimum Group LLC ("Optimum"), and U.S. Concepts LLC ("U.S. Concepts"), together the "Company", with its affiliate Garcia Baldwin, Inc. doing business as MarketVision ("MarketVision"), is a full service multi-cultural marketing, sales promotion and interactive media services and e-commerce provider organization which designs, develops and implements turnkey customized national, regional and local consumer and trade promotion programs principally for Fortune 500 consumer product companies. The Company's programs are designed to enhance the value of its clients' budgeted expenditures and achieve, in an objectively measurable way, its clients' specific marketing and promotional objectives which include reinforcement of product brand recognition and providing incentives which generate near term sales. Having developed a wide variety of specialties, the Company is a multi-disciplined agency.

                  The full range of marketing and sales promotional services offered by the Company consists of strategic marketing, creative services, broadcast and print media, direct marketing, multi cultural marketing, event marketing, entertainment marketing, in-store sampling and merchandising, Internet web site designing and hosting, e-commerce tools, electronic sales tools and computer based training. By providing a wide range of programs and services, the Company affords its clients a total solutions resource for strategic planning, creative development, production, implementation and sales training aids, including in-store and special event activities, and enhanced product brand name recognition on a multicultural basis.

                  CoActive was initially formed under the laws of the State of Delaware in March 1992. Its principal offices are located at 415 Northern Boulevard, Great Neck, New York 11021, and its telephone number is 516-622-2800.

                  The Company began to engage in its current operations on September 29, 1995 upon consummation of a merger transaction as a result of which Inmark, then a New York corporation, became a wholly-owned subsidiary of CoActive and the management of Inmark became the executive management of the Company. Previously, CoActive had been engaged in unrelated activities which were discontinued in June 1993. Inmark provides its consumer products clients with a full range of promotional programs that are designed to target both a client's sources of distribution and the retail consumer with the intent of increasing in-store displays and purchases of the client's product as well as enhanced product and brand recognition.

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

                  On December 29, 1998, U.S. Concepts, a Delaware corporation and wholly owned subsidiary of the Company acquired the business of U.S. Concepts, Inc., a New York corporation. The U.S. Concepts business, founded in 1983, provides event marketing, entertainment marketing and in-store promotion services which include brand creating and execution of special fully turnkey production of concerts, tours and festivals, sales driven sampling, demonstration programs and events. These services complement and integrate with the other services provided by the Company. U.S. Concepts assists clients with the expertise and manpower to reach target customers where they live, shop, play and study in a manner that integrates client brands directly with customer lifestyles.

                  On February 27, 2001, the Company acquired 49% of the shares of capital stock of MarketVision which is a minority owned, predominately Hispanic, ethnically oriented promotion agency headquartered in San Antonio, Texas. The MarketVision acquisition has been accounted for as an equity investment on the Company's consolidated balance sheet. Pursuant to the equity method of accounting, the Company's balance sheet carrying value of the investment is periodically adjusted to reflect the Company's 49% interest in the operations of MarketVision. The MarketVision business, founded in 1998, provides marketing and promotional services comparable to those provided by the Company with an emphasis on increasing sales of its clients' products in the Hispanic community.

Description of Business

                  General. The Company is a full service multicultural marketing, sales promotion and interactive media services and e-commerce provider organization which designs, develops and implements turnkey customized national, regional and local consumer and trade promotion programs principally for Fortune 500 consumer product companies. The Company's programs are designed to enhance the value of its clients' budgeted expenditures and to achieve, in an objectively and measurable way, its clients' specific marketing and promotional objectives which include reinforcement of product brand recognition and providing incentives which generate near term sales. The Company's services include:

o strategic planning, market research and analysis, product positioning, and direct marketing services which assist clients in identifying, defining and achieving specific objectives;

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

o implementing turnkey training and incentive programs, which provide detailed documentation, program manuals, artwork, the training of a client's marketing and sales staffs:

o buying of broadcast and print media and merchandise, the designing of in-store displays, commercial editing, and the coordination and trafficking of media and total program administration; and

o providing the above services to clients targeting Hispanic and other ethnic consumers.

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

                  Industry Background. The industry is comprised of hundreds of large and small companies, including affiliates of advertising agencies, many of which tend to specialize in providing clients with one or more of a wide array of retailers or other channels of distribution and/or consumer oriented promotional services and products. Although promotional services may in certain circumstances duplicate, overlap or relate to traditional advertising services, advertising agencies over the years have considered these services as distinct auxiliary marketing services. Consumer product manufacturers and service provider companies typically employ two separate but related marketing programs to sell their products. Initially, a general advertising campaign would be launched by an advertising agency engaged to create an image for the product and to communicate the image to the consumer. The campaign typically employs television, radio, print media, the Internet and other forms of communication designed to generate brand recognition and product awareness among consumers. Subsequently, a promotional advertising program would be launched by a marketing services promotion agency, on either a local, regional or national level, aiming to induce the Trade to order and display the client's product while also inducing and targeting the consumer to purchase the product and further brand name recognition. While promotional programs also typically include the same communication media as an advertising campaign and may employ or integrate portions of the image created through a general advertising campaign, promotional programs are typically more focused and directed to a point of purchase utilizing techniques such as couponing, sampling, incentives for both retailers and consumers, events, entertainment, merchandising and licensing among others. The basic distinction between the services of promotion companies and those of advertising agencies is that advertising agency services are used to create a positive image for a client's product and communicate that image to consumers for continued product recognition and awareness, while promotion company services, such as those provided by the Company, are used to motivate consumers to take immediate positive action while further increasing product recognition.

                  Promo Magazine's Annual Report of the U.S. Promotion Industry reported estimated promotional marketing spending of $233.7 billion in 2002 (an increase of 9.7% compared with 2001) consisting of industry revenues segmented as follows: Premiums/Promotions, Point of Purchase Displays, Sponsorships, Coupons, Specialty Printing, Licensing, Fulfillment, Agency Net Revenues, Interactive Marketing, Games inclusive of Contests and Sweepstakes, Research, Product Sampling, In-Store Services, and Event Marketing. Historically, most of the industry's revenues originate from continuing client relationships which give rise to specific assignments on a project by project basis during the course of a year. With the increasing credibility and recognized value of integrated marketing and promotional services, a number of clients are designating various promotion and related specialty marketing firms as their specific promotion agency of record thereby establishing such designated agency as an exclusive promotion service supplier.

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

                  o Special Events/Entertainment - Event and entertainment marketing programs specifically designed and produced to support clients' brand needs. These programs consist of creating, organizing, implementing and/or participating in tours, concerts, comedy and music events, competitions, fairs, festivals and college marketing events and, as required, include talent negotiations/sponsorships, TV production and public relations.

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

                  The Company's services are marketed directly by the Company's sales force consisting of twenty-nine salespersons operating out of fully staffed and/or sales offices located in Great Neck and New York, New York; Cincinnati, Ohio; Birmingham, Alabama; Los Angeles, Irvine and San Francisco, California and San Antonio, Texas.

                  Customers. The Company's principal clients are packaged goods and other consumer products manufacturers, generally among the Fortune 500, which are actively engaged in promoting their products both to the Trade and to consumers. The Company's clients include, among others, The Procter & Gamble Company, Nabisco Foods, General Motors, Starkist Seafood Company, Schieffelin & Somerset Co., Kelly Moore Paints, Adams Golf Company, Ethicon Endo-Surgery, Inc., The Scotts Company, Denny's, The Valvoline Company, XM Radio, Heinz North America, Old Navy, Inc., Pfizer Corp., Coty Rimmel, College Television Network, Fresh Express, Inc., Nintendo, Kikkoman International, Inc. and Hasbro Inc. For the fiscal years ended March 31, 2003, 2002 and 2001, the Company had one client, Schieffelin & Somerset Co., which, accounted for approximately 34.8%, 29.6% and 32.5%, respectively of its revenues, including approximately 19.2%, 13.6%, and 16.7%, respectively, of revenues attributable to reimbursable costs and expenses for such client pursuant to the adoption of accounting standard EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, in the fourth quarter of fiscal 2002 (see "Management Discussion and Analysis of Financial Condition and Results of Operations-Adoption of Recent Accounting Standards"). At March 31, 2003, 2002 and 2001, this client, accounted for 38%, 13% and 11%, respectively, of accounts receivable.

                  To the extent that the Company continues to have a heavily weighted sales concentration with one or more clients, the loss of any such client could have a material adverse affect on the earnings of the Company. Unlike traditional general advertising firms, which are engaged as agents of record on behalf of their clients, promotional companies, including the Company, typically are engaged on a product-by-product, or project-by-project basis. However, the relationship of the Company and its predecessors with certain of its clients has continued for in excess of 20 years and the Company currently has a few agency of record relationships.

                  Competition. The market for promotional services is highly competitive, with hundreds of companies claiming to provide various services in the promotion industry. In general, the Company's competition is derived from two basic groups: (a) other full service promotion agencies and (b) companies which specialize in one specific aspect or niche of a general promotional program. Other full service promotion agencies may be a part of or affiliated with larger general advertising agencies which have greater financial and marketing resources available than the Company. These competitors include Imperic (which is affiliated with Young & Rubicam), J. Brown/LMC (which is affiliated with Grey Advertising), GMR Marketing and USM&P (which are divisions of Omnicom Group, Inc.), CMI (which is a division of Clear Channel Communications), Pierce Promotions, Inc., and Market Drive Worldwide (which is a division of the FCB Group). Niche competitors include Don Jagoda, Inc., which specializes in sweepstakes, and Catalina Marketing, Inc., which specializes in cash register couponing programs. See "Risk Factors - Competition".

Employees

                   The Company currently has 241 full-time and 3,375 utilized as needed part-time employees, including 29 full-time employees involved in sales, 148 full-time and 3,375 part-time employees in marketing support, program management and in-store sampling and demonstration, 37 full-time employees in interactive and information technology and 27 full-time employees in finance and administration. None of the Company's employees is represented by a labor organization and the Company considers the relationships with its employees to be good.

Risk Factors

                  Outstanding Indebtedness; Security Interest. At March 31, 2003, loans outstanding under the Company's credit agreement with its lender (the "Credit Agreement") amounted to $5,250,000 and the Company had no borrowing availability under the Credit Agreement revolving credit facility. As security for all its obligations under the Credit Agreement, the Company granted the lender a first priority security interest in all of its assets. In the event of default under the Credit Agreement, at the lender's option, (i) the principal and interest of the loans and all other obligations under the Credit Agreement will immediately become due and payable, and (ii) the lender may exercise its rights and remedies provided for in the Credit Agreement and the related Security Agreements, the rights and remedies of a secured party under the Uniform Commercial Code, and all other rights and remedies that may otherwise be available to it under applicable law.

                  Dependence on Key Personnel. The Company's business is managed by a limited number of key management and operating personnel, the loss of certain of whom could have a material adverse impact on the Company's business. The Company believes that its future success will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. Each of the Company's key executives is either a party to an employment agreement that expires in 2006 or is expected to enter into an amendment to an employment agreement that would extend the term thereof to expire in 2006.

                  Customers. A substantial portion of the Company's sales has been dependent on one client or a limited concentration of clients. To the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise should such client or clients reduce their budgets allocated to the Company's activities.

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


Item 2.  Properties.
-------  ----------

                  The Company has the following leased facilities:

                                                                                 Square           Annual
             Facility                           Location                          Feet           Base Rent
-----------------------------------------   --------------------------           ------          ---------
Principal office of CoActive and
principal and sales office of Inmark        Great Neck, New York                 16,700           $329,000

Principal and sales office of Optimum (1)   Cincinnati, Ohio                     17,000           $158,000

Principal and sales office of
U.S. Concepts (2)                           New York, New York                   33,200           $679,000

Other sales offices of
Inmark, Optimum                             Chicago, Illinois                     1,400
and U.S. Concepts                           Los Angeles, California               1,000
                                            San Francisco, California               900
                                            Irvine, California                    1,400
                                            Birmingham, Alabama                     100
                                                                                 ------
                                            Total                                 4,800           $109,000

Warehouses of Optimum,                      San Francisco, California               800
and U.S. Concepts used                      Los Angeles, California               1,000
for storage of promotional items            New York, New York                    1,000
                                            Miami Beach, Florida                    600
                                            Houston, Texas                          350
                                            Southfield, Michigan                    350
                                            Chicago, Illinois                       800
                                                                                 ------
                                            Total                                 4,900           $ 88,000

(1) The Company leases a portion of this facility at an annual rental of $147,000 from Thomas Lachenman, a director of the Company and the former owner of Optimum Group, Inc. This lease expires in December 2010.

(2) Represents a new lease with rent commencing on July 1, 2003 in replacement of a lease for 11,500 square feet with an annual base rent of $368,000 which terminates on August 31, 2003.

With the exception of the principal office leases for Great Neck, New York, Cincinnati, Ohio and New York, New York, which at March 31, 2003 have remaining terms of six years, seven years and twelve years, respectively, each of the Company's other facility leases are short term and renew annually. For a summary of the Company's minimal rental commitments under all non-cancelable operating leases as of March 31, 2003, see note 6 to the Notes to Consolidated Financial Statements.

The Company considers its facilities sufficient to maintain its current operations.


Item 3.  Legal Proceedings.
-------  -----------------

                  None.


Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

                  Not Applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------  ---------------------------------------------------------------------

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

                                        Common Stock
                                    ---------------------
                                    High              Low
                                    ----              ---
Fiscal Year 2002
----------------
First Quarter                       3.000            1.063
Second Quarter                      2.750            1.910
Third Quarter                       2.120            1.510
Fourth Quarter                      2.400            1.600

Fiscal Year 2003
----------------
First Quarter                       2.690            1.600
Second Quarter                      2.150            0.950
Third Quarter                       2.990            1.450
Fourth Quarter                      3.040            1.960

                  On June 10, 2003, there were 5,034,731 shares of CoActive Common Stock outstanding, approximately 58 shareholders of record and approximately 700 beneficial owners of shares held by a number of financial institutions.

                  No cash dividends have ever been declared or paid on CoActive Common Stock. The Company intends to retain earnings, if any, to finance future operations and expansion and does not expect to pay any cash dividends in the foreseeable future. In addition, the Company is prohibited from paying any cash dividends during the term of the Credit Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Equity Compensation Plan Information

                  The following table sets forth information with respect to equity compensation plans (including individual compensation arrangements) of the Company as of March 31, 2003.

                                                                          Number of securities
                           Number of securities                           remaining available for
                           to be issued upon         Weighted average     future issuance under
                           exercise of outstanding   exercise price of    equity compensation plans
                           options, warrants         outstanding options  (excluding securities
Plan category              and rights                warrants and rights  reflected in column (a))
-------------              -----------------------   -------------------  -------------------------
Equity compensation
plans approved by
security holders                1,947,335                  $2.40                  255,000

Equity compensation
plans not approved
by security holders                75,000                  $4.00                       --
                                ---------                  -----                ---------

          Total                 2,022,335                  $2.46                  255,000
                                =========                  =====                =========

Item 6.  Selected Financial Data.
-------  -----------------------

                  The selected financial data reported below has been derived from the Company's audited financial statements for each fiscal year ended March 31 within the five year period ended March 31, 2003. The selected financial data reported below should be read in conjunction with the consolidated financial statements and related notes thereto and other financial information appearing elsewhere herein.

                                                Year Ended     Year Ended      Year Ended      Year Ended     Year Ended
                                                 March 31,      March 31,       March 31,       March 31,      March 31,
                                                  1999 (1)        2000            2001            2002           2003
                                                ------------   ------------    ------------    ------------   ------------
Statement of Operations Data:

Sales (3)                                       $ 39,470,987   $ 46,379,282    $ 58,609,347    $ 59,264,617   $ 59,956,204

Gross Profit                                      12,469,901     11,408,595      15,043,084      15,053,122     13,699,763

Income (Loss) before Provision
(Benefit) for Income Taxes                         2,230,900     (1,382,476)      1,465,412       1,637,082      2,974,258

Provision (Benefit) for Income Taxes                 892,361       (508,774)        583,382         708,818      1,189,676

Net Income (Loss) before Cumulative
Effect of Change in Accounting
Principle for Revenue Recognition                  1,338,539       (873,702)        882,030         910,264      1,773,082

Cumulative Effect of Change in
Accounting Principle for Revenue
Recognition, Net of Income Taxes (2)                      --             --        (502,800)             --             --

Net Income (Loss)                                  1,338,539       (873,702)        379,230         910,264      1,773,082

Net Income (Loss) per Common and Common
Equivalent share* before Cumulative Effect
of Change in Accounting Principle for Revenue
Recognition:
Basic                                           $        .30   $       (.19)   $        .18    $        .18   $        .35
Diluted                                         $        .24   $       (.19)   $        .16    $        .17   $        .32

Cumulative Effect of Change in
Accounting Principle for Revenue
Recognition:
Basic                                                     --             --    $       (.10)             --             --
Diluted                                                   --             --    $       (.09)             --             --

Net Income (Loss):
Basic                                           $        .30   $       (.19)   $        .08    $        .18   $        .35
Diluted                                         $        .24   $       (.19)   $        .07    $        .17   $        .32

Pro Forma Amounts Assuming the Change
in Accounting Principle for Revenue
Recognition is Applied Retroactively:

Net Income (Loss)                                    977,339       (873,702)             --              --             --

Net Income (Loss) per Common Share:
Basic                                           $        .22   $       (.19)             --              --             --
Diluted                                         $        .17   $       (.19)             --              --             --

*  Adjusted for the five-for-four stock split effective May 14, 1998


                                March 31,     March 31,      March 31,      March 31,      March 31,
                                  1999          2000           2001           2002           2003
                               -----------   -----------    -----------    -----------    -----------
Balance Sheet Data:
Working Capital (deficiency)     3,146,441    (1,671,668)    (3,877,534)    (2,749,170)      (718,147)
Total Assets                    42,452,443    36,196,610     35,004,400     36,872,138     39,098,698
Current Debt                       625,000     3,325,000      2,983,333      2,358,333      1,375,000
Long-Term Debt                  11,875,000     6,160,000      3,801,667      3,333,333      4,500,000
Total Liabilities               29,875,338    23,490,282     21,886,012     22,831,586     23,277,864
Stockholders' Equity            12,577,105    12,706,328     13,118,388     14,040,552     15,820,834

(1) Includes operations of the Company and the operations of U.S. Concepts, which was acquired on December 29, 1998, for the three months ended March 31, 1999.

(2) The cumulative effect of change in accounting principle for revenue recognition is a one-time non-cash charge relating to the Company's adoption of Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 was issued by the Securities and Exchange Commission ("SEC") in December 1999. SAB 101 provides guidance related to revenue recognition policies based on interpretations and practices followed by the SEC. The impact of the Company's adoption of SAB 101 was to defer revenue recognition and the related expense for certain portions of revenue and expense previously recognized by the Company under its project arrangements with its clients into future accounting periods.

(3) Restated to reflect the adoption of EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF 01-14"). EITF 01-14 requires reimbursements received for "out-of-pocket" expenses to be characterized as revenues. The resulting costs are now recorded as direct expenses resulting in no change in gross profit but a decrease in gross profit margins. The impact of the Company's adoption of EITF 01-14 was to increase revenues and direct expenses by $689,851, $5,794,323 $9,841,290, $8,208,694 and $11,669,664 for the years ended March 31, 1999, 2000, 2001, 2002 and 2003, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------  -----------------------------------------------------------------------

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

Adoption of Recent Accounting Standards

                  Effective in the fourth quarter of fiscal 2002, the Company adopted EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF 01-14"). EITF 01-14, which became effective in the fourth quarter of fiscal 2002 (and requires retroactive application), requires reimbursements received for "out-of-pocket" expenses to be characterized as revenues. The resulting costs are now recorded as direct expenses resulting in no change in gross profit but a reduction in gross profit margins. The impact of the Company's adoption of EITF 01-14 was to increase revenues and direct expenses by $689,851, $5,794,323, $9,841,290, $8,208,694 and
$11,669,664 for the years ended March 31, 1999, 2000, 2001, 2002 and 2003, respectively.

                  Effective in the fourth quarter of its fiscal year ended March 31, 2001 ("Fiscal 2001"), the Company changed its method of accounting for revenue recognition in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Previously, the Company had recognized revenue relating to certain promotional projects in accordance with a client's written letter of authorization instructing the Company to proceed with a project's required services. In most instances, the letters of authorization contained language which provided that the letter would be followed by a definitive contract incorporating the terms of the letter of authorization. Under the new accounting method adopted retroactively to April 1, 2000, the Company now recognizes revenue on its projects at such time as it receives the definitive contract executed by its clients. The cumulative effect of the change in accounting principle on prior years resulted in an after tax charge to income of $502,800, which is included in the net income for the fiscal year ended March 31, 2001. The pro forma amounts presented in the consolidated statements of operations were calculated assuming the change in accounting principle was made retroactively to prior years. For Fiscal 2001, the adoption of SAB 101 resulted in an increase in sales of $407,000 and an increase in direct expenses of $507,000. After giving effect to the implementation of SAB 101 and before the cumulative effect of the change in accounting principle for revenue recognition, the Company had net income of $882,030 or $.18 per common share for Fiscal 2001.

Significant Customer

                  For the fiscal year ended March 31, 2003 ("Fiscal 2003"), the Company had one client, Schieffelin & Somerset Co., which accounted for approximately 34.8% of its revenues, including, pursuant to the adoption of accounting standard EITF 01-14, approximately 19.2% of revenues attributable to reimbursable costs and expenses for such client. In comparison, for the fiscal year ended March 31, 2002 ("Fiscal 2002"), the same client accounted for 29.6% of the Company's revenues, including, pursuant to the adoption of accounting standard EITF 01-14, approximately 13.6% of revenues attributable to reimbursable costs and expenses for such client. At March 31, 2003 and 2002, the same client accounted for 38% and 13% of accounts receivable, respectively. To the extent the Company's sales are dependent on one client or a limited concentration of clients, and such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise should such client or clients reduce their budgets allocated to the Company's activities.

Critical Accounting Policies

                  The Company's significant accounting policies are described in
Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. The Company believes the following represent its critical accounting policies:

Estimates and Assumptions

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting period. Estimates are made when accounting for revenue (as discussed below under "Revenue Recognition"), depreciation, amortization, bad debt reserves, income taxes and certain other contingencies. The Company is subject to risks and uncertainties that may cause actual results to vary from estimates. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary.

Revenue Recognition

                  The Company's revenues are generated from projects subject to contracts requiring the Company to provide its services within specified time periods generally ranging up to twelve months. As a result, the Company has projects in process at various stages of completion. With respect to each project, sales are recognized based upon the estimated percentage-of-completion of the project. On any given date, depending on the nature of the contract, the estimated percentage-of-completion of a project is measured by the Company's time expended on the project to such date compared with the total time required to be incurred in connection with such project or, alternatively, the cost of the Company's services expended to such date on such project compared to the total estimated cost of such project. In addition, the Company also has a contract with a client that is a cost plus fee contract. Revenues from this contract are recognized on the basis of costs incurred during the period plus the fee earned, measured by the costs incurred to total budgeted costs. The Company's business is such that progress towards completing projects may vary considerably from quarter to quarter.

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

                  In many instances, revenue recognition will not result in related billings throughout the duration of a contract due to timing differences between the contracted billing schedule and the time such revenue is recognized. In such instances, when revenue is recognized in an amount in excess of the contracted billing amount, the Company records such excess on its balance sheet as unbilled contracts in progress. Alternatively, on a scheduled billing date, should the billing amount exceed the amount of revenue recognized, the Company records such excess on its balance sheet as deferred revenue.

Goodwill and Other Intangible Asset

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

                  The Company's goodwill consists of the cost in excess of the fair market value of the acquired net assets of its subsidiary companies, Inmark, Optimum and U.S. Concepts, which have been identified as the Company's reporting units. The Company also has an intangible asset consisting of an Internet domain name and related intellectual property. At March 31, 2003, the Company's balance sheet reflected goodwill in the amount of approximately $18,785,000 and an intangible asset (the domain name) in the amount of $200,000. In accordance with SFAS 142, the Company did not amortize goodwill or intangible assets in Fiscal 2003 and will not do so in future periods. Prior to Fiscal 2003, the Company amortized goodwill on a straight-line basis over a period of twenty five years, recording goodwill amortization expense of approximately $1,042,000 and $995,000 for the years ended March 31, 2002 and 2001, respectively.

                  The Company has completed its annual impairment review for each reporting unit as of March 31, 2003 and no impairment in the recorded goodwill was identified. Goodwill will be tested annually at the end of the fiscal year to identify if an impairment has occurred. However, in the future, upon completion of the annual review, there can be no assurance that a material charge will not be recorded.

Results of Operations

                  The following table presents operating data of the Company, expressed as a percentage of sales for each of the fiscal years ended March 31, 2003, 2002 and 2001:

                                                                           Year Ended March 31,
                                                              --------------------------------------------
                                                                  2003            2002            2001
                                                              ------------    ------------    ------------
Statement of Operations Data:
Sales (1)                                                         100.0%          100.0%          100.0%
Direct expenses (1)                                                77.2%           74.6%           74.3%
Gross profit                                                       22.8%           25.4%           25.7%
Salaries, payroll taxes and benefits                                9.1%           11.2%           11.6%
Selling, general and administrative expenses                        8.7%           10.8%           10.1%
Total operating expenses                                           17.8%           22.0%           21.7%
Operating income                                                    5.0%            3.4%            4.0%
Interest expense, net                                               0.5%            0.8%            1.3%
Other income (expense)                                              0.4%            0.1%           (0.2)%
Income before provision for income taxes and
   equity in loss of affiliate                                      5.0%            2.7%            2.5%
Provision for income taxes                                          2.0%            1.2%            1.0%
Equity in loss of affiliate                                          --              --             n/a
Net income before cumulative effect of change in
   accounting principle for revenue recognition                     3.0%            1.5%            1.5%
Cumulative effect of change in accounting
   principle for revenue recognition, net of
   income taxes                                                      --              --            (1.0)%
Net income                                                          3.0%            1.5%            0.5%
Other Data:
Pro forma amounts assuming the change in
accounting principle for revenue
recognition is applied retroactively:
      Net income before effect of change in accounting
        principle for revenue recognition                           3.0%            1.5%            1.5%
      Net income                                                    3.0%            1.5%            0.5%

(1) Restated to reflect the adoption of EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF 01-14"). EITF 01-14 requires reimbursements received for "out-of-pocket" expenses to be characterized as revenues. The resulting costs are now recorded as direct expenses resulting in no change in gross profit. The impact of the Company's adoption of EITF 01-14 was to increase revenues and direct expenses by $11,669,664, $8,208,694 and $9,841,290 for the years ended March 31, 2003, 2002 and 2001, respectively, and to decrease gross profit margins for such years.

                  The following table presents operating data of the Company, expressed as a comparative percentage of change from the immediately preceding fiscal year for each of the fiscal years ended March 31, 2003, 2002 and 2001:

                                                                             Year Ended March 31,
                                                                --------------------------------------------
                                                                    2003            2002            2001
                                                                ------------    ------------    ------------
Statement of Operations Data:
Sales (1)                                                            1.2%             1.1%            26.4%
Direct expenses (1)                                                  4.6%             1.5%            24.6%
Gross profit                                                        (9.0)%            0.1%            31.9%
Salaries, payroll taxes and benefits                               (17.9)%           (1.8)%           14.0%
Selling, general and administrative expenses                       (18.1)%            7.7%            (1.7)%
Total operating expenses                                           (18.0)%            2.6%             6.1%
Operating income                                                    49.5%           (13.9)%            n/a
Interest expense, net                                               37.2%           (40.6)%           (3.8)%
Other income (expense)                                             187.0%              --               --
Income before  provision for income taxes and
   equity in loss of affiliate                                      81.7%            11.7%             n/a
Provision for income taxes                                          67.8%            21.5%             n/a
Net income before cumulative effect of change in
   accounting principle for revenue recognition                     94.8%             3.2%             n/a
Cumulative effect of change in accounting
   principle for revenue recognition                                 n/a              n/a              n/a
Net income                                                          94.8%           140.0%             n/a
Other Data:
Pro forma amounts assuming the change in
accounting principle for revenue recognition is
applied retroactively:
    Net income before effect of change in
       accounting principle for revenue recognition                 94.8%             3.2%             n/a
    Effect of change in accounting principle for
       revenue recognition                                           n/a              n/a            (30.5)%
    Net income                                                      94.8%           140.0%             n/a

(1) Restated to reflect the adoption of EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF 01-14"). EITF 01-14 requires reimbursements received for "out-of-pocket" expenses to be characterized as revenues. The resulting costs are now recorded as direct expenses resulting in no change in gross profit. The impact of the Company's adoption of EITF 01-14 was to increase revenues and direct expenses by $11,669,664, $8,208,694 and $9,841,290 for the years ended March 31, 2003, 2002 and 2001, respectively, and to decrease gross profit margins for such years.

Fiscal Year 2003 Compared to Fiscal Year 2002

                  Sales. Sales for Fiscal 2003 were $59,956,000, compared to sales of $59,265,000 for Fiscal 2002, an increase of $691,000. Included in sales for Fiscal 2003 and Fiscal 2002 were $11,670,000 and $8,209,000, respectively, of reimbursable costs and expenses in accordance with EITF 01-14. Although sales increased slightly for Fiscal 2003, without the adoption of EITF 01-14, recorded sales for Fiscal 2003 would have been approximately $2,770,000 less than in Fiscal 2002. The Company believes that the lack of growth in the Company's sales in Fiscal 2003 was due primarily to the general weakness in the economy. The Company anticipates an increase in sales in fiscal 2004 (both before and after giving effect to EITF 01-14), as the economy continues to recover, although there can be no assurance in that regard.

                  At March 31, 2003, the Company's sales backlog amounted to approximately $20,619,000 compared to a sales backlog of approximately $18,373,000 at March 31, 2002. At any given time, comparative differences in the Company's sales backlog may vary due to timing differences in the receipt of executed contracts from clients with respect to project assignments being finalized.

                  Direct Expenses. Direct expenses for Fiscal 2003 were $46,256,000 compared to direct expenses of $44,211,000 for Fiscal 2002, an increase of $2,045,000. Included in direct expenses for Fiscal 2003 and Fiscal 2002 were $11,670,000 and 8,209,000, respectively, of reimbursable costs and expenses in accordance with EITF 01-14. The increase in direct expenses in Fiscal 2003 was primarily due to an increase in the amount of reimbursable costs and expenses incurred by the Company on behalf of its clients.

                  As a result of these changes in sales and direct expenses, the Company's gross profit for Fiscal 2003 decreased to $13,700,000 from $15,053,000 for Fiscal 2002 and gross profit as a percentage of sales decreased to 22.8% for Fiscal 2003, compared with 25.4% for Fiscal 2002.

                  Operating Expenses. Operating expenses for Fiscal 2003 decreased by $2,351,000 and amounted to $10,687,000, compared to $13,038,000 for Fiscal 2002. The decrease in operating expenses for Fiscal 2003 was primarily the result of respective decreases in (i) salaries, related payroll taxes and benefits in the amount of $1,192,000 and (ii) selling, general and administrative expenses in the amount of $1,159,000. The decrease in salaries and related payroll expenses was primarily attributable to a reduction in personnel and, to a lesser extent, the reimbursement by MarketVision of the cost of personnel deployed by the Company in support of MarketVision's operations. The decrease in selling, general and administrative expenses was primarily the result of the elimination of approximately $1,033,000 of goodwill amortization expense in accordance with SFAS 142, which was adopted on April 1, 2002.

                  Interest Expense. Interest expense for Fiscal 2003 decreased by $174,000 to $293,000, compared with interest expense in the amount of $467,000 for Fiscal 2002. The decrease in interest expense was primarily related to a reduction in interest rates applicable to the Company's borrowings under its bank loans.

                  Other Income. Other income for Fiscal 2003 increased by $166,000 to $255,000, compared with other income in the amount of $89,000 for Fiscal 2002. Other income in Fiscal 2003 primarily resulted from the Company's sale of certain of its Internet domain names (which had limited value to the Company) for $250,000.

                  Provision for Income Taxes: The provision for federal, state and local income taxes in the amount of $1,190,000 and $709,000 respectively for Fiscal 2003 and 2002 were based upon the Company's estimated effective tax rate for the respective fiscal year.

                  Equity in Loss of Affiliate. For Fiscal 2003 and 2002, the Company recorded a loss of $12,000 and $18,000, respectively, as its share of losses from its 49% equity investment in MarketVision.

                  Net Income. As a result of the items discussed above, net income for Fiscal 2003 was $1,773,000, compared with net income of $910,000 for Fiscal 2002.

Fiscal Year 2002 Compared to Fiscal Year 2001

                  Sales. Sales for Fiscal 2002 were $59,265,000, compared to sales of $58,609,000 for Fiscal 2001, an increase of $656,000. Included in sales for Fiscal 2002 and Fiscal 2001 were $8,209,000 and $9,841,000, respectively, of reimbursable costs and expenses in accordance with EITF 01-14. The increase in sales was primarily due to an increase in the amount of new business contracted during the year. At March 31, 2002, the Company's sales backlog amounted to approximately $18,373,000, compared to a sales backlog of approximately $22,971,000 at March 31, 2001.

                  Direct Expenses. Direct expenses for Fiscal 2002 were $44,211,000 compared to direct expenses of $43,566,000 for Fiscal 2001, an increase of $645,000, after including $8,209,000 and 9,841,000, respectively, of reimbursable costs and expenses in accordance with EITF 01-14. The increase was primarily attributable to the increase in sales for the year. The increase in direct expenses as a percentage of sales for Fiscal 2002 was primarily the result of the net effect of (i) a reclassification, in Fiscal 2002, of the salaries of certain employees and other expenses as direct expenses rather than as a selling, general and administrative expense and (ii) the offsetting increase in sales with larger profit margins in Fiscal 2002 compared to Fiscal 2001.

                  As a result of the changes in sales and direct expenses, gross profit for Fiscal 2002 increased to $15,053,000 from $15,043,000 for Fiscal 2001 and the gross profit as a percentage of sales decreased to 25.4% for Fiscal 2002, compared with 25.7% for Fiscal 2001.

                  Operating Expenses. Operating expenses for Fiscal 2002 increased by $335,000 and amounted to $13,038,000, compared to $12,703,000 for Fiscal 2001. The increase in operating expenses for Fiscal 2002 was primarily attributable to (i) an increase of $455,000 in selling, general and administrative expenses incurred in supporting and maintaining an anticipated increase in the level of operations and (ii) the decrease of $120,000 in salaries, related employee payroll expenses and benefits primarily the result of a reclassification, in Fiscal 2002, of certain salaries otherwise included in selling, general and administrative expense as a direct expense.

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

                  Other. For Fiscal 2002, the Company recorded other income resulting from a previously recorded $89,000 share of losses of an entity that it previously had an interest in, as recoverable from a director of the Company.

                  Equity in Loss of Affiliate. The Company recorded $18,000 as its share of losses from its 49% equity investment in MarketVision in Fiscal 2002.

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

Liquidity and Capital Resources

                  On October 31, 2002, the Company entered into a Credit Agreement (the "Credit Agreement") with Signature Bank (the "Lender") pursuant to which the Company obtained a $3,000,000 term loan (the "Term Loan") and a $3,000,000 three year revolving loan credit facility (the "Revolving Loan" and together with the Term Loan, the "Loans"). The principal amount of the Term Loan is repayable in equal installments over 48 months, with the final payment due October 30, 2006. Contemporaneously with the closing of the Credit Agreement, the Company borrowed $3,000,000 under the Term Loan and $1,200,000 under the Revolving Loan and used approximately $3,700,000 of the proceeds of the Loans to repay in full the Company's indebtedness under its prior credit agreement. The remaining loan proceeds were used to increase the Company's working capital. Borrowings under the Credit Agreement are evidenced by promissory notes and are secured by all of the Company's assets. The Company paid a $60,000 closing fee to the Lender plus its legal costs and expenses and will pay the Lender a quarterly fee equal to .25% per annum on the unused portion of the credit facility. Interest on the Loans is due on a monthly basis at an annual rate equal to the Lender's prime rate plus .25% with respect to Revolving Loans and ..50% with respect to the Term Loan. The Credit Agreement provides for a number of affirmative and negative covenants, restrictions, limitations and other conditions including among others, (i) limitations regarding the payment of cash dividends, (ii) use of proceeds, (iii) maintenance of minimum net worth, (iv) maintenance of minimum quarterly earnings, (v) compliance with senior debt leverage ratio and debt service ratio covenants, and (vi) maintenance of 15% of beneficially owned shares of the Company held by certain members of the Company's management.

                  At March 31, 2003, the Company had cash and cash equivalents of $1,337,000, a working capital deficit of $(718,000), outstanding bank loans of $5,250,000 and an outstanding bank letter of credit of $500,000 under the Revolving Loan, with no additional availability under the Revolving Loan, indebtedness of $625,000 under a subordinated note (the "Subordinated Note") and stockholders' equity of $15,821,000. In comparison, at March 31, 2002, the Company had cash and cash equivalents of $1,960,000, a working capital deficit of $2,749,000, outstanding bank loans of $4,667,000 with no availability under revolving loans, indebtedness under the Subordinated Note of $1,025,000 and stockholders' equity of $14,041,000. The decrease in the working capital deficit at March 31, 2003 was primarily attributable to the Company's net income for the fiscal year. Although the Company currently has no borrowing availability under the Revolving Loan, management believes cash generated from operations will be sufficient to meet the Company's cash requirements for fiscal 2004. To the extent that the Company is required to seek additional external financing, there can be no assurance that the Company will be able to obtain such additional funding to satisfy its cash requirements for fiscal 2004 or as subsequently required to repay Loans under the Credit Agreement.

                  The $623,000 decrease in the Company's cash and cash equivalents at March 31, 2003 resulted primarily from the aggregate of the Company's net cash used in investing activities exceeding the net cash provided from operating and financing activities.

                  Net cash provided by operating activities during Fiscal 2003 was $1,433,000, due principally to the net effect of the aggregate of net income of $1,733,000, the non-cash charges for depreciation and amortization of $642,000, deferred income taxes of $788,000, the provision for bad debt expense of $5,000 and share in the equity loss of an affiliate of $12,000, a decrease in accounts receivable of $1,011,000, a decrease in prepaid expenses and other assets of $146,000, an increase accrued job costs of $195,000, an increase in other accrued liabilities and taxes payable totaling $372,000 and an increase in accrued compensation of $11,000, as offset by decreases in unbilled contracts in progress of $1,967,000, accounts payable of $831,000 and deferred revenue of $865,000. In comparison, net cash provided by operating activities during Fiscal 2002 was $3,585,000, due principally to the net effect of the aggregate of net income of $910,000, the non-cash charges for depreciation and amortization of $1,748,000, deferred income taxes of $579,000 and the reduction in provision for bad debt expense of $25,000, a decrease in accounts receivable of $1,285,000, an increase in accounts payable of $2,907,000 and an increase in deferred revenue, as offset by an increase in unbilled contracts in progress of $2,340,000, a decrease in accrued job costs of $1,397,000 and decreases in other accrued liabilities and accrued compensation totaling $328,000.

                  For Fiscal 2003, net cash used in investing activities amounted to $2,150,000 as a result of $607,000 used for the purchase of fixed assets, $700,000 used to pay an earnout in connection with the U.S. Concepts Acquisition, the net increase of $120,000 in notes receivable from officers resulting from $183,000 of accrued interest on a note from an officer offset by a $63,000 repayment of another officer's loan, and $723,000 used as a working capital advance to the Company's MarketVision affiliate. In comparison, for Fiscal 2002, net cash used in investing activities amounted to $1,168,000 as a result of $347,000 used for the purchase of fixed assets, $200,000 used to purchase an intangible asset and $888,000 used for advances to officers offset by the recovery of advances from an affiliate in the amount of $267,000.

                  For Fiscal 2003, financing activities provided net cash of $94,000 resulting from increased borrowing of $183,000 and the proceeds from the exercise of stock options in the amount of $7,000, offset by an increase in financing costs of $96,000 incurred in connection with the Company's refinancing of its bank debt. In comparison, for Fiscal 2002, financing activities used net cash of $1,313,000 resulting from the repayment of borrowings and related refinancing costs totaling $1,320,000 offset by proceeds from the exercise of stock options in the amount of $7,000.

                  The Company does not expect to make material investments in fixed assets in Fiscal 2003.

Contractual Obligations and Commitments

                  The table below sets forth as of March 31, 2003, future minimum payments required to be made by the Company in respect of its debt obligations, operating leases, employment agreements, and earnout obligation pursuant to the acquisition of U.S. Concepts.

Year Ending
 March 31,              2004          2005          2006          2007          2008      Thereafter       Total
-----------         -----------   -----------   -----------   -----------   -----------   -----------   -----------
Contractual
Obligations
-----------
Bank Term Loan      $   750,000   $   750,000   $   750,000   $   500,000            --            --   $ 2,750,000
Bank Revolving
  Credit Loan                --            --     2,500,000            --            --            --     2,500,000
Subordinated Note       625,000                                                                             625,000
Operating Leases      1,289,000     1,342,000     1,387,000     1,386,000     1,455,000     9,371,000    16,230,000
U.S. Concepts
  Earnout               593,750            --            --            --            --            --       593,750
Employment
   Agreements         2,228,000     1,806,500     1,385,000                          --            --     5,419,500
                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Total               $ 5,485,750   $ 3,898,500   $ 6,022,000   $ 1,886,000   $ 1,455,000   $ 9,371,000   $28,118,250
                    ===========   ===========   ===========   ===========   ===========   ===========   ===========

Commitments
-----------
Bank Letter of
  Credit (Note)              --            --   $   500,000            --            --            --   $   500,000
                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Line of Credit to
  MarketVision      $   200,000            --            --            --            --            --       200,000
                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Total               $   200,000            --   $   500,000            --            --            --   $   700,000
                    ===========   ===========   ===========   ===========   ===========   ===========   ===========

Note: In connection with U.S. Concepts' lease of New York office facilities, the Company has provided the landlord of such facilities with a security deposit in the form of a letter of credit in the amount of $500,000. The letter of credit, which was issued by the Lender under the Credit Agreement, expires October 30, 2006, at which time the Company will be required to provide a replacement letter of credit or provide the landlord with a $500,000 cash deposit.

Management believes the Company will be able to satisfy its contractual obligations and commitments from cash generated from operations together with borrowings under its Credit Agreement and, if necessary, replacements thereof.

Impact of Recently Issued Accounting Standards

                  In June 2002, the FASB finalized SFAS No. 146 "Accounting for the Costs Associated with Exit or Disposal Activities", which requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. It is anticipated that the financial impact of SFAS No. 146 will not have a material effect on the Company.

                  In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation," which amends SFAS No. 123 "Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has decided to continue to use the intrinsic value method for valuation of stock options, but has incorporated all necessary expanded fair value disclosures into the footnotes of the consolidated financial statements.

                  In September 2002, the EITF reached a consensus on issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables", ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities. Those arrangements could involve the delivery or performance of multiple products, services, or rights to use assets, and the performance could occur at different points in time or over different periods of time. The issue addresses when and, if so, how a company should divide an arrangement involving multiple deliverables into separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal years beginning after December 15, 2002. The Company does not expect the adoption of EITF 00-21 to have a material impact on its financial position or results of operations.



Certain Transactions

MarketVision

                  On February 27, 2001, the Company acquired 49% of the shares of capital stock of MarketVision. The MarketVision acquisition is accounted for as an equity investment on the Company's consolidated balance sheet. Pursuant to the equity method of accounting, the Company's balance sheet carrying value of this investment is periodically adjusted to reflect the Company's 49% interest in the operations of MarketVision.

                  In connection with the acquisition, the Company extended a working capital credit line to MarketVision in the amount of $200,000. In addition, from time to time the Company provides promotional and related services for customers of MarketVision on MarketVision's behalf. In these situations, the customers' contract is with MarketVision, and the Company records amounts owed to it for these services and related expenses on its balance sheet as due from affiliate. Furthermore, pursuant to an Administration and Marketing Services Agreement (the "Services Agreement") between the Company and MarketVision, the Company provides MarketVision with specific administrative, accounting, collection, financial, marketing and project support services for a monthly fee currently in the amount of $45,000. In accordance with the Services Agreement, the Company dedicates and allocates certain of its resources and the specific time of certain of its personnel to MarketVision.

                  At March 31, 2003, MarketVision was obligated to the Company in the aggregate amount of $723,000 in respect of borrowings on the credit line, services performed and expenses incurred for MarketVision's customers and amounts due under the Services Agreement.

Officer Loan

                  The Company has made loans to Paul A. Amershadian, a director of the Company and its Executive Vice President-Marketing and Sales, aggregating $550,000, which are evidenced by an Amended and Restated Promissory Note dated May 24, 2001. The Amended and Restated Promissory Note provides for payment of interest at a floating rate equal to the highest rate at which the Company pays interest on its bank borrowings, payment of accrued interest and principal from one-half of the after-tax amount, if any, of bonuses paid to Mr. Amershadian by the Company, and payment of the remaining balance of principal and accrued interest on May 24, 2006. At March 31, 2003, the Amended and Restated Promissory
Note is recorded in the Company's accounts as a note receivable from officer in the amount of $733,000, which includes accrued interest at March 31, 2003 in the amount of $183,000.

Optimum Lease

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



Item 7A Quantitative and Qualitative Disclosures About Market Risk

                  The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds with portfolios of investment grade corporate and U.S. government securities and, secondarily, from its long-term debt arrangements. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. See note 7 to "Notes to Consolidated Financial Statements-Debt."


Item 8.  Consolidated Financial Statements.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Consolidated Financial Statements of CoActive Marketing Group, Inc.

     Reports of Independent Certified Public Accountants ..................24-25
     Consolidated Balance Sheets as of March 31, 2003 and 2002................26
     Consolidated Statements of Operations for the years ended
         March 31, 2003, 2002 and 2001........................................27
     Consolidated Statements of Stockholders' Equity for the years ended March 31, 2003, 2002 and 2001..................................28
     Consolidated Statements of Cash Flows for the years ended
         March 31, 2003, 2002 and 2001 .......................................29
     Notes to Consolidated Financial Statements...............................30

               Report of Independent Certified Public Accountants



The Board of Directors and Stockholders
CoActive Marketing Group, Inc.


We have audited the accompanying consolidated balance sheets of CoActive Marketing Group, Inc. and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoActive Marketing Group, Inc. and subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company changed its policy of accounting for goodwill in fiscal 2003 as required by Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets".


                                         BDO SEIDMAN, LLP

Melville, New York
May 30, 2003

                          Independent Auditors' Report


The Board of Directors and Stockholders
CoActive Marketing Group, Inc.:


We have audited the consolidated statement of operations, stockholders' equity and cash flows of CoActive Marketing Group, Inc. (formerly Inmark Enterprises, Inc.) and subsidiaries, for the year ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CoActive Marketing Group, Inc. and subsidiaries for the year ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                         KPMG LLP

Melville, New York
July 3, 2001, except for
    notes 1(b) and 1(m), which
    are as of June 27, 2002, and
    note 1(i) which is as of
    June 17, 2003

                         COACTIVE MARKETING GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2003 AND 2002

                                                                           2003          2002
                                                                        -----------   -----------
                            Assets
Current assets:
    Cash and cash equivalents                                           $ 1,336,886   $ 1,959,617
    Accounts receivable, net of allowance for doubtful accounts
    of $80,412 in 2003 and $75,000 in 2002                                9,061,305    10,077,770
    Unbilled contracts in progress                                        5,127,526     3,160,372
    Due from affiliate                                                      722,989            --
    Prepaid taxes                                                                --       141,831
    Prepaid expenses and other current assets                               730,965       878,603
                                                                        -----------   -----------
       Total current assets                                              16,979,671    16,218,193

Property and equipment, net                                               1,781,226     1,721,176

Investment in MarketVision                                                  296,130       307,630
Notes and interest receivable from officers                                 733,000       613,000
Goodwill                                                                 18,784,946    17,491,196
Intangible asset                                                            200,000       200,000
Deferred financing costs, net of amortization of $461,145 in 2003
    and $366,160 in 2002                                                    190,353       189,029
Other assets                                                                133,372       131,914
                                                                        -----------   -----------
   Total assets                                                         $39,098,698   $36,872,138
                                                                        ===========   ===========

             Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                    $ 6,103,068   $ 6,934,320
    Deferred revenue                                                      2,941,547     3,807,017
    Accrued job costs                                                     5,071,187     4,876,089
    Accrued compensation                                                     65,467        54,923
    Other accrued liabilities                                             1,560,579       725,086
    Accrued taxes payable                                                    32,873            --
    Deferred taxes payable                                                  548,097       211,595
    Notes payable bank - current                                            750,000     1,333,333
    Subordinated notes payable - current                                    625,000     1,025,000
                                                                        -----------   -----------
       Total current liabilities                                         17,697,818    18,967,363

Notes payable bank - long term                                            4,500,000     3,333,333
Deferred taxes payable                                                    1,080,046       530,890
                                                                        -----------   -----------
   Total liabilities                                                     23,277,864    22,831,586
                                                                        -----------   -----------

Commitments and contingencies

Stockholders' equity:
    Class A convertible preferred stock, par value $.001;
    authorized 650,000 shares; none issued and outstanding                       --            --
    Class B convertible preferred stock, par value $.001;
    authorized 700,000 shares; none issued and outstanding                       --            --
    Preferred stock, undesignated; authorized 3,650,000
    shares; none issued and outstanding                                          --            --
    Common stock, par value $.001; authorized 25,000,000
    shares; issued and outstanding 5,034,731 shares at March 31, 2003
    and 5,028,481 shares at March 31, 2002                                    5,034         5,028
    Additional paid-in capital                                            6,751,792     6,744,598
    Retained earnings                                                     9,064,008     7,290,926
                                                                        -----------   -----------
        Total stockholders' equity                                       15,820,834    14,040,552
                                                                        -----------   -----------
     Total liabilities and stockholders' equity                         $39,098,698   $36,872,138
                                                                        ===========   ===========

See accompanying notes to consolidated financial statements

                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001

                                                                  2003            2002            2001
                                                              ------------    ------------    ------------
Sales                                                         $ 59,956,204    $ 59,264,617    $ 58,609,347
Direct expenses                                                 46,256,441      44,211,495      43,566,263
                                                              ------------    ------------    ------------
   Gross profit                                                 13,699,763      15,053,122      15,043,084
                                                              ------------    ------------    ------------

Operating Expenses:
Salaries, payroll taxes and benefits                             5,454,695       6,646,730       6,766,796
Selling, general and administrative expenses                     5,232,689       6,391,304       5,935,740
                                                              ------------    ------------    ------------
   Total operating expenses                                     10,687,384      13,038,034      12,702,536
                                                              ------------    ------------    ------------

Operating income                                                 3,012,379       2,015,088       2,340,548
Interest expense, net                                             (293,471)       (466,972)       (786,170)
Other income (expense)                                             255,350          88,966         (88,966)
                                                              ------------    ------------    ------------
Income before provision for income taxes
      and equity  in loss of affiliate                           2,974,258       1,637,082       1,465,412
Provision for income taxes                                       1,189,676         708,818         583,382
Equity in loss of affiliate                                         11,500          18,000              --
                                                              ------------    ------------    ------------
   Net income before cumulative effect of change in
     accounting principle for revenue recognition                1,773,082         910,264         882,030
Cumulative effect of change in accounting principle
   for revenue recognition, net of income taxes                         --              --        (502,800)
                                                              ------------    ------------    ------------

   Net income                                                 $  1,773,082    $    910,264    $    379,230
                                                              ============    ============    ============

Net income per common share before cumulative
effect of change in accounting principle for revenue
recognition, Basic                                            $        .35             .18             .18
       Cumulative effect of change in accounting
       principle for revenue recognition                                --              --            (.10)
                                                              ------------    ------------    ------------
          Net income                                          $        .35    $        .18    $        .08
                                                              ============    ============    ============
Net income per common share before cumulative
effect of change in accounting principle for revenue
recognition, Diluted                                          $        .32    $        .17    $        .16
       Cumulative effect of change in accounting
       principle for revenue recognition                                --              --            (.09)
                                                              ------------    ------------    ------------
      Net income                                              $        .32    $        .17    $        .07
                                                              ============    ============    ============

Weighted average number of shares outstanding:
      Basic                                                      5,029,303       5,024,390       5,018,635
                                                              ============    ============    ============
      Diluted                                                    5,522,784       5,502,448       5,433,708
                                                              ============    ============    ============

Reconciliation of weighted average shares used for basic
and diluted computation is as follows:
      Weighted average shares - Basic                            5,029,303       5,024,390       5,018,635
      Dilutive effect of options and warrants                      493,481         478,058         415,073
                                                              ------------    ------------    ------------
      Weighted average shares - Diluted                          5,522,784       5,502,448       5,433,708
                                                              ============    ============    ============

Pro forma amounts assuming the change in accounting
principle for revenue recognition is applied retroactively:
      Net income                                                                              $    882,030
                                                                                              ============
      Net income per common share:
          Basic                                                                               $        .18
                                                                                              ============
         Diluted                                                                              $        .16
                                                                                              ============

See accompanying notes to consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

                                        Common Stock
                                       par value $.001         Additional                   Total
                                  -------------------------     Paid-in      Retained    Stockholders'
                                     Shares       Amount        Capital      Earnings       Equity
                                  -----------   -----------   -----------   -----------   -----------
Balance, March 31, 2000             5,015,981   $     5,016   $ 6,699,880   $ 6,001,432   $12,706,328

Exercise of options                     6,250             6         7,194            --         7,200

Value of options granted for
MarketVision investment                    --            --        25,630            --        25,630

Net income                                 --            --            --       379,230       379,230
                                  -----------   -----------   -----------   -----------   -----------

Balance, March 31, 2001             5,022,231         5,022     6,732,704     6,380,662    13,118,388

Exercise of options                     6,250             6         7,194            --         7,200

Stock compensation for services            --            --         4,700            --         4,700

Net income                                 --            --            --       910,264       910,264
                                  -----------   -----------   -----------   -----------   -----------

Balance, March 31, 2002             5,028,481         5,028     6,744,598     7,290,926    14,040,552

Exercise of options                     6,250             6         7,194                       7,200

Net income                                 --            --            --     1,773,082     1,773,082
                                  -----------   -----------   -----------   -----------   -----------

Balance, March 31, 2003             5,034,731   $     5,034   $ 6,751,792   $ 9,064,008   $15,820,834
                                  ===========   ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001

                                                                                        2003           2002           2001
                                                                                    -----------    -----------    -----------
Cash flows from operating activities:
Net income                                                                          $ 1,773,082    $   910,264    $   379,230
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization                                                      642,195      1,747,682      1,700,855
     Provision for bad debt expense (credit)                                              5,412        (25,000)       100,000
     Equity in loss of affiliate                                                         11,500         18,000             --
     Other                                                                                   --        (84,266)        88,966
     Cumulative effect of change in accounting principle for revenue recognition             --             --        502,800
     Deferred income taxes                                                              788,232        579,473        125,145
     Changes in operating assets and liabilities, net of effects of acquisitions:
          Decrease (increase) in accounts receivable                                  1,011,053      1,284,754     (2,017,482)
          (Increase) decrease in unbilled contracts in progress                      (1,967,154)    (2,340,159)       295,337
          Decrease (increase) in prepaid expenses and other assets                      146,180         17,724       (205,699)
          Decrease in prepaid taxes                                                     141,831         17,039         97,218
          (Decrease) increase in accounts payable                                      (831,252)     2,906,957      1,911,459
          Increase (decrease) in accrued job costs                                      195,098     (1,397,285)       718,287
          Increase (decrease) in other accrued liabilities                              241,743       (184,150)       173,469
          Increase in accrued taxes payable                                             130,299             --             --
          (Decrease) increase in deferred revenue                                      (865,470)       207,114        697,984
          Increase (decrease) in accrued compensation                                    10,544        (73,201)        15,586
                                                                                    -----------    -----------    -----------

Net cash provided by operating activities                                             1,433,293      3,584,946      4,583,155
                                                                                    -----------    -----------    -----------

Cash flows from investing activities:
     Purchases of fixed assets                                                         (607,260)      (346,930)      (928,436)
     Purchase of intangible asset                                                            --       (200,000)            --
     Acquisitions, net of cash acquired                                                (700,000)            --       (500,000)
     Purchase of equity investment                                                           --             --       (300,000)
     Increase in notes receivable from officers                                        (120,000)      (888,000)            --
     Advances (to) from affiliate                                                      (722,989)       266,897       (266,897)
                                                                                    -----------    -----------    -----------

Net cash used in investing activities                                                (2,150,249)    (1,168,033)    (1,995,333)
                                                                                    -----------    -----------    -----------

Cash flows from financing activities:
     Proceeds from exercise of stock options and warrants                                 7,200          7,200          7,200
     Financing costs                                                                    (96,309)      (226,381)      (146,626)
     Borrowings (payments) of debt, net                                                 183,334     (1,093,334)    (2,700,000)
                                                                                    -----------    -----------    -----------

Net cash provided (used) in financing activities                                         94,225     (1,312,515)    (2,839,426)
                                                                                    -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents                                   (622,731)     1,104,398       (251,604)

Cash and cash equivalents at beginning of year                                        1,959,617        855,219      1,106,823
                                                                                    -----------    -----------    -----------
Cash and cash equivalents at end of year                                            $ 1,336,886    $ 1,959,617    $   855,219
                                                                                    ===========    ===========    ===========

Supplemental disclosures of cash flow information:
Interest paid during the period                                                     $   278,664    $   485,735    $   876,458
                                                                                    ===========    ===========    ===========
Income taxes paid (refunded) during the period                                      $   303,695    $    82,793    $   (43,589)
                                                                                    ===========    ===========    ===========
Noncash transaction relating to investing activities consists of:
Accrued balance of earnout                                                          $   593,750    $        --    $        --
Earnout applied to notes receivable from officers                                   $        --    $   500,000    $        --
                                                                                    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

(1)     Organization and Nature of Business
        -----------------------------------

        CoActive Marketing Group, Inc. ("the Company") is a full service marketing, sales promotion and interactive media services and e-commerce provider organization which designs, develops and implements turnkey customized national, regional and local consumer and trade promotion programs primarily for consumer product client companies. The Company's operations consist solely of this single segment. The Company's programs are designed to enhance the value of its clients' budgeted expenditures and achieve, in an objectively measurable way, its client's specific marketing and promotional objectives.

        Acquisition of U.S. Concepts, Inc.

        On December 29, 1998, a wholly-owned subsidiary of the Company, U.S. Concepts, Inc., a Delaware corporation, ("U.S. Concepts") purchased substantially all of the assets and business from and assumed certain of the liabilities of Murphy Liquidating Corporation formerly known as U.S. Concepts, Inc., a New York corporation in a transaction accounted for as a purchase for $1,660,000. The purchase price was increased by an additional $2,293,750 (which included 100,000 shares of the Company's common stock with an aggregate value of 218,000 at the time of issuance), as a result of U.S. Concepts achieving specified pre-tax earnings targets during the four year period ended December 31, 2002. The acquisition of U.S. Concepts has been accounted for as a purchase whereby the excess of the purchase price, including costs of the acquisition, over the fair value of assets acquired less liabilities assumed of $3,881,000 has been classified as goodwill and through March 31, 2002 was being amortized on a straight-line basis over a twenty-five year period. At March 31, 2003, as specified pre-tax earning for the respective periods through December 31, 2002 were achieved, the Company paid additional installments of purchase price totaling $1,700,000, which includes $1,000,000 for amounts related to prior years, and has accrued as a current liability an additional final payment due of $593,750. For Fiscal 2003, Fiscal 2002 and Fiscal 2001, an additional purchase price of $1,293,750, $500,000 and $500,000, respectively, was reflected as additional goodwill.

        Acquisition of Optimum Group, Inc.

        On March 31, 1998, an indirect wholly-owned subsidiary of the Company, Optimum Group, Inc ("Optimum") purchased all of the assets and business from and assumed substantially all of the liabilities of OG Holding Corporation in a transaction accounted for as a purchase for $15,743,000. The acquisition of Optimum has been accounted for as a purchase whereby the excess of the purchase price, including the costs of the acquisition, over the fair value of assets acquired less liabilities assumed of $14,581,000 has been classified as goodwill and through March 31, 2002 was being amortized over a twenty-five year period.

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

         (b)   Adoption of EITF 01-14
               ----------------------

               Effective in the fourth quarter of fiscal 2002, the Company adopted EITF 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred"

               ("EITF 01-14"). EITF 01-14, which became effective in the fourth quarter of fiscal 2002 (and requires retroactive application) requires reimbursements received for "out-of-pocket" expenses to be characterized as revenues. The resulting costs are now recorded as direct expenses resulting in no change in gross profit but a reduction in gross profit margins. The impact of the Company's adoption of EITF 01-14 was to increase revenues and direct expenses by approximately $11,670,000, $8,209,000 and $9,841,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

         (c)   Adoption of SAB No. 101
               -----------------------

               Effective in the fourth quarter of Fiscal 2001, the Company changed its method of accounting for revenue recognition in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Previously, the Company had recognized revenue relating to certain promotional projects in accordance with a client's written letter of authorization instructing the Company to proceed with a project's required services. In most instances, the letters of authorization contained language which provided that the letter would be followed by a definitive contract incorporating the terms of the letter of authorization. Under the new accounting method adopted retroactively to April 1, 2000, the Company now recognizes revenue on its projects at such time as it receives the definitive contract executed by its client. The cumulative effect of the change in accounting principle resulted in an after tax charge to income of $502,800, which is included in net income for the fiscal year ended March 31, 2001. The pro forma amounts presented in the consolidated statements of operations for fiscal 2001 were calculated assuming the accounting change was made retroactively to that year. For fiscal 2001, the adoption of SAB 101 resulted in an increase in sales of $407,000 and an increase in direct expenses of $507,000. After giving effect to the implementation of SAB 101, and prior to the cumulative effect of a change in accounting principle for revenue recognition, the Company reported net income of $882,030 or $.18 per common share for fiscal 2001.

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

         (f)   Accounts Receivable and Credit Policies
               ---------------------------------------

               The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability.

         (g)   Property and Equipment
               ----------------------

               Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which are three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

         (h)   Long-Lived Assets
               -----------------

               The Company's long-lived assets include goodwill, intangible assets and property and equipment. The Company periodically reviews its property and equipment under SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets, or if their depreciation periods should be accelerated. When any such impairment exists, the related assets will be written down to fair value. No impairments were identified as of March 31, 2003.

         (i)   Goodwill and Other Intangible Asset
               -----------------------------------

               Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company's subsidiary companies. The Company's other intangible asset consists of an Internet domain name and any and all related intellectual property rights associated therewith which are used in the Company's operations. At March 31, 2003, the Company had approximately $18,785,000 of goodwill and $200,000 as an intangible asset. Through March 31, 2002, goodwill had been amortized, on a straight-line basis, over a period of twenty five years. Accumulated amortization at March 31, 2002 and 2001 approximated $4,380,000 and $3,338,000, respectively, and amortization expense for the years ended March 31, 2002 and 2001 approximated $1,042,000 and $995,000, respectively.

               In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141"), and No. 142, Goodwill and Other Intangible Assets ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with FAS 142. Other intangible assets continue to be amortized over their estimated useful lives. During fiscal 2003, the Company increased goodwill in the amount of $1,293,750 to reflect an earnout provision relating to its prior acquisition of U.S. Concepts.

               The Company adopted the new standards beginning in the first quarter of fiscal 2003. Effective with the adoption of FAS 142, both goodwill and the Company's other intangible asset, an Internet domain name (together with all related intellectual property rights) which was acquired in fiscal 2002, are no longer amortized but are instead subject to an annual impairment test to identify if an impairment has occurred. Upon completion of such annual review, if an impairment is found to have occurred, a corresponding charge will be recorded. Based on the guidance of FAS 142, the Company has determined that it has three operating units representing each of its subsidiaries. The Company has completed its impairment review for each reporting unit as of April 1, 2003 and no impairment in the recorded goodwill and intangible asset was identified. The Company has noted no subsequent indicators that would require testing of goodwill for impairment. However, in the future, upon completion of the annual review, there can be no assurance that a material charge will not be recorded.

               With the adoption of FAS 142, the Company ceased amortization of goodwill as of March 31, 2002. The following table presents the effect of adoption of FAS 142 on the reported net income of the Company as follows:

                                                                Years Ended March 31,
                                                    ---------------------------------------------
                                                        2003            2002            2001
                                                    -------------   -------------   -------------
               Net income                           $   1,773,082   $     910,264   $     379,230
               Add back of goodwill amortization,
                   net of tax provision                        --         619,799         597,000
                                                    -------------   -------------   -------------
               Adjusted net income                  $   1,773,082   $   1,530,063   $     976,230
                                                    =============   =============   =============

               Diluted net income per share:
                   Net income                       $         .32   $         .17   $         .07
                   Goodwill amortization, net of
                      tax provision                            --             .11             .11
                                                    -------------   -------------   -------------
                   Adjusted diluted net income
                      per share                     $         .32   $         .28   $         .18
                                                    =============   =============   =============

         (j)   Deferred Financing Costs
               ------------------------

               Deferred financing costs consist of bank fees and legal costs incurred with respect to the Company's bank credit agreement, the amounts of which are being amortized over the remaining term of the credit agreement which expires in October 2006.

         (k)   Net Income Per Common Share
               ---------------------------

               The computation of basic earnings per common share is based upon the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the year, plus the assumed exercise of stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock. For the fiscal years ended March 31, 2003, 2002 and 2001, 1,529,211, 1,728,705 and 1,168,375, stock options and warrants, at exercise prices ranging from $2.31 to $10.00, respectively for each of the fiscal years, have been excluded from the calculation of diluted earnings as their inclusion would be antidilutive. These options and warrants expire through 2007.

         (l)   Income Taxes
               ------------

               The provision for income taxes includes federal, state, and local income taxes that are currently payable. Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (m)   Accounting for Stock-Based Compensation
               ---------------------------------------

               The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock-based compensation plans and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. The Company has elected not to implement the fair value based accounting method for employee stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") but has elected to disclose the pro forma net income per share for employee stock option grants made beginning in fiscal 1997 as if such method had been used to account for stock-based compensation costs described in SFAS 148 "Accounting for Stock Based Compensation-Transition and Disclosure an amendment of SFAS Statement No. 123".

               The following table illustrates the effects on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock based incentive plans:

                                               Fiscal 2003     Fiscal 2002     Fiscal 2001
                                              -------------   -------------   -------------
               Net income as reported         $   1,773,082   $     910,264   $     379,230
               Less compensation expense
               determined under the fair
               value method                         175,005         130,959         246,664

                                              -------------   -------------   -------------
               Pro forma net income           $   1,598,077   $     779,305   $     132,566
                                              =============   =============   =============

               Net income per share -
               Basic:
                 As reported                  $         .35   $         .18   $         .08
                 Less compensation expense
                 determined under the fair
                 value method                           .03             .02             .05
                 Pro forma                              .32             .16             .03

               Net income per share -
               Diluted:
                 As reported                  $         .32   $         .17   $         .07
                 Less compensation expense
                  determined under the fair
                  value method                          .03             .03             .05
                 Pro forma                              .29             .14             .02

         (n)   Fair Value of Financial Instruments
               -----------------------------------

               The carrying value of all financial instruments classified as a current asset or liability, and long term debt, is deemed to approximate fair value due to the short maturity of these instruments and interest rates that approximate current market rates.

         (o)   Use of Estimates
               ----------------

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

         (q)   Recent Accounting Standards
               ---------------------------

               In June 2002, the FASB finalized SFAS No. 146 "Accounting for the Costs Associated with Exit or Disposal Activities", which requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. It is anticipated that the financial impact of SFAS No. 146 will not have a material effect on the Company.

               In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation," which amends SFAS No. 123 "Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has incorporated the expanded disclosures into these footnotes.

               In September 2002, the EITF reached a consensus on issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables", ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities. Those arrangements could involve the delivery or performance of multiple products, services, or rights to use assets, and the performance could occur at different points in time or over different periods of time. The issue addresses when and, if so, how a company should divide an arrangement involving multiple deliverables into separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal years beginning after December 15, 2002. The Company does not expect the adoption of EITF 00-21 to have a material impact on its financial position or results of operations.

(2)      Equity Investment
         -----------------

         Acquisition of 49% of MarketVision

         On February 27, 2001, the Company, pursuant to a Retainer and Option Agreement with Garcia Baldwin, Inc., a Texas corporation doing business as MarketVision ("MarketVision"), purchased 49% of the shares of capital stock of MarketVision. In connection with the purchase, the Company paid cash of $300,000 and issued 35,000 stock options with a fair value of $25,630 using the Black-Scholes option pricing model (the "MarketVision Acquisition"). The MarketVision Acquisition has been accounted for as an equity investment whereby (i) the excess of the purchase price over the Company's percentage ownership of the stockholders' equity of MarketVision, in the amount of $129,658, has been included in investment in MarketVision on the accompanying consolidated balance sheets and through March 31, 2002 was being amortized on a straight-line basis over a twenty-five year period and
         (ii) the Company's investment is accounted for on the equity method of accounting to reflect the Company's 49% interest in the operations of MarketVision. In connection with the adoption of FAS 142, the Company ceased amortizing the remaining balance of the aforementioned $129,658 excess of purchase price. There was no indication of impairment or decline in the value of this investment through May 2003. In connection with the transaction, the Company extended a credit line in the amount of $200,000 to MarketVision.

         On March 22, 2002, MarketVision entered into an Administration and Marketing Services Agreement with the Company pursuant to which the Company provides MarketVision with specific administrative, accounting, financial, marketing and project support services for a monthly fee of $35,000. As of January 1, 2003, the monthly fee was increased to $45,000. In accordance with the agreement, the Company dedicates and allocates certain of its resources and the specific time of certain of its personnel to MarketVision. During fiscal 2002, the Company absorbed the cost of providing marketing support services to MarketVision to further integrate the extended service offerings of both the Company and MarketVision and enhance cross-selling opportunities. For fiscal 2003, the Company recorded fees in the amount of $450,000 as a reduction of operating expenses.

(3)      Notes Receivable From Officers
         ------------------------------

         Notes receivable from officers at March 31, 2003 and 2002 consist of the following:

         At March 31, 2003 - an Amended and Restated Promissory Note (the "Amended Note") from an officer of the Company dated May 24, 2001 in the principal amount of $550,000 which (i) amended and restated two notes evidencing prior loans to such officer in the aggregate amount of $225,000 (which at March 31, 2001 had unrecorded accrued interest of $119,299) and (ii) reflected an additional loan in the amount of $325,000. The Amended Note provides for (i) monthly interest payments at a floating rate equal to the highest rate at which the Company pays interest on its bank borrowings, (ii) payment of accrued interest and principal from one-half of the after-tax amount, if any, of bonuses paid to the officer by the Company, and (iii) payment of the remaining balance of principal and accrued interest on May 24, 2006. The Amended
         Note is secured by (i) a first lien and security interest in 282,127 shares of the Company's common stock owned by the officer, (ii) a second mortgage on the officer's home and (iii) collateral assignments of $550,000 of life insurance policies. At March 31, 2003, the note due from officer with respect to the Amended Note included accrued interest in the amount of $183,000.

         At March 31, 2002 - the above mentioned note and a non-interest bearing Secured Promissory Note dated June 19, 2001 from a director of the Company and chief executive officer of U.S. Concepts, in the amount of $63,000 at March 31, 2002, pursuant to which the director is obligated to reimburse the Company, on or before March 31, 2002, for amounts advanced by the Company to ComedyLab Productions Inc. ("ComedyLab"), a company that has since ceased operations and has no assets. The Secured Promissory Note, which was subsequently repaid in full, was secured by
         (i) all amounts payable to the director pursuant to the U.S. Concepts acquisition agreement and the bonus provisions of such director's employment agreement, and (ii) all indebtedness of ComedyLab to the director. As the Company is no longer responsible for the liabilities and or losses, if any, of ComedyLab, a share of ComedyLab's losses in the amount of $89,000 previously recorded for the year ended March 31, 2001 has been reversed and included in other income for the year ended March 31, 2002 and previous amounts related to advances to ComedyLab recorded as due from affiliate have been reclassified as a note receivable from officer. Through the year ended March 31, 2002, the Company advanced $563,000 to ComedyLab and applied a $500,000 additional purchase price installment due to the director pursuant to the U.S. Concepts acquisition agreement to reduce the promissory note.

(4)      Due From Affiliate
         ------------------

         Due from affiliate in the approximate amount of $723,000 at March 31, 2003 consisted of obligations of MarketVision to the Company in respect to (i) borrowings on the credit line provided by the Company, (ii) services performed and expenses incurred by the Company on behalf of MarketVision (iii) amounts due under the Company's Service Agreement with MarketVision. The Company expects these obligations to be repaid prior to March 31, 2004. At March 31, 2003, the Company has not accrued interest on the amount due from affiliate, as the amount of such interest is not material.

(5)      Property and Equipment
         ----------------------

         Property and equipment consist of the following:

                                                                 March 31, 2003   March 31, 2002
                                                                 --------------   --------------
         Furniture, fixtures and computer equipment              $    3,306,552   $    3,061,000
               Leasehold improvements                                   864,931          603,206
               Capitalized leases                                        21,748           21,748
                                                                 --------------   --------------
                                                                      4,193,231        3,685,954
               Less: accumulated depreciation and amortization        2,412,005        1,964,778
                                                                 --------------   --------------
                                                                 $    1,781,226   $    1,721,176
                                                                 ==============   ==============

         Depreciation and amortization of property and equipment on March 31, 2003, 2002 and 2001 amounted to $547,210, $569,795 and $535,265, respectively.

(6)      Leases
         ------

         The Company has several non-cancelable operating leases, primarily for property, that expire through 2011. Rent expense for the years ended March 31, 2003, 2002 and 2001 amounted to $838,162, $806,347 and
         $697,456, respectively. One of the Company's facilities is leased from the former owner of Optimum, who is also a director of the Company, with an annual rent of approximately $147,000 which expires in December 2010. Future non-cancelable minimum lease payments under all of the leases as of March 31, 2003 are as follows:

                Year ending March 31,

                2004                                        $ 1,289,000

                2005                                          1,342,000

                2006                                          1,387,000

                2007                                          1,386,000

                2008                                          1,455,000

                Thereafter                                    9,371,000
                                                            -----------
                                                            $16,230,000
                                                            ===========

(7)      Debt
         ----

         Notes Payable, Bank
         -------------------

         At March 31, 2003, the Company's bank borrowings of $5,250,000 (exclusive of a letter of credit outstanding in the amount of $500,000) reflect the terms and conditions of a credit agreement entered into with a bank on October 31, 2002 in replacement of the Company's prior bank loan agreement. Pursuant to the credit agreement, the Company obtained a $3,000,000 four year amortizing term loan expiring on October 30, 2006 and a three year $3,000,000 revolving loan credit facility expiring October 30, 2005. On October 31, 2002, the Company borrowed $3,000,000 under the term loan and $1,200,000 under the revolving loan credit facility and used approximately $3,700,000 of the proceeds to repay in full the Company's indebtedness to its prior lender. The remaining loan proceeds were used to increase the Company's working capital. Borrowings under the term loan and revolving credit facility are evidenced by promissory notes and are secured by all the Company's assets. Principal payments on the term loan, to be made in monthly installments of $62,500, commenced on December 1, 2002. The Company paid a $60,000 closing fee to the bank plus its legal costs and expenses and will pay a quarterly fee equal to .25% per annum on the unused portion of the credit facility. In addition, the Company, on a monthly basis, pays interest, at an annual rate equal to the bank's prime rate plus .25% on the revolving loan and .50% on the term loan, respectively. The interest rate pursuant to the Company's credit agreement at March 31, 2003 was 4.5% on the revolving loan and 4.75% on the term loan and at March 31, 2002 on the prior loan agreement was 5.75%. Further, the credit agreement provides for a number of affirmative and negative covenants, restrictions, limitations and other conditions including, among others, (i) limitations regarding the payment of cash dividends, (ii) use of proceeds, (iii) maintenance of minimum net worth, (iv) maintenance of minimum quarterly earnings, (v) compliance with a defined senior debt leverage ratio and debt service ratio, and (vi) maintenance of 15% of beneficially owned shares of the Company held by the Company's management.

         Total debt as of March 31, 2003 and 2002 is summarized as follows:

                                                                    2003         2002
                                                                 ----------   ----------
         Term loan note payable in monthly installments
         of principal and interest commencing December 1,
         2002 through October 30, 2006                           $2,750,000   $2,666,666

         Revolving loan note payable in monthly
         installments of interest only with a final payment
         of principal and interest due October 30, 2005           2,500,000    2,000,000

         9% subordinated note payable to OG Holding
         Corporation with interest payable in quarterly
         installments and principal payments in annual
         installments of $625,000 commencing March 31,
         2000 with the final payment extended to July 31, 2003      625,000    1,025,000
                                                                 ----------   ----------
              Total debt                                          5,875,000    5,691,666
              Less current portion                                1,375,000    2,358,333
                                                                 ----------   ----------
              Total long-term debt                               $4,500,000   $3,333,333
                                                                 ==========   ==========

         Maturities of notes payable are as follows:

                                     Notes Payable    Subordinated
                                         Bank             Note
                                      ----------       ----------
                           2004       $  750,000       $  625,000
                           2005          750,000               --
                           2006        3,250,000               --
                           2007          500,000               --
                                      ----------       ----------
                                      $5,250,000       $  625,000
                                      ==========       ==========

         On March 26, 2003, the due date of the Company's subordinated indebtedness was extended to July 31, 2003. At March 31, 2002, the Company's subordinated indebtedness included amounts due in Fiscal 2002 totaling $400,000 which were subsequently paid in April and May 2002.

(8)      Stockholders' Equity
         --------------------

         Common Stock Reserved for Issuance
         ----------------------------------

         (i)  Stock Options
              -------------

              Under the Company's 1992 Stock Option Plan (the "1992 Plan"), employees of the Company and its affiliates and members of the Board of Directors were granted options to purchase shares of common stock of the Company. Options granted under the 1992 Plan were either intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or non-qualified options. Grants under the 1992 Plan were awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 1992 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors is determined by the committee of the Board of Directors. The 1992 Plan was amended on May 11, 1999 to increase the maximum number of shares of common stock for which options may be granted to 1,500,000 shares.

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

              On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the "2002 Plan") providing for the grant of options or other awards to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Committee of the Board of Directors.

              Changes in options outstanding and options exercisable and shares reserved for issuance at March 31, 2003 under all plans are as follows:

                                                 Weighted
                                              average price
                                                 per share        Outstanding      Exercisable (E)
                                              ---------------   ---------------    ---------------
                  Balance at March 31, 2000   $          3.45         1,601,874          1,355,355

                  Became exercisable          $          5.42                --            221,684
                  Granted (A)                 $          2.03            89,125             39,500
                  Exercised                   $          1.15            (6,250)            (6,250)
                  Surrendered (B)             $          8.77          (107,838)          (107,838)
                  Canceled                    $          5.85           (43,913)           (36,594)
                                              ---------------   ---------------    ---------------

                  Balance at March 31, 2001   $          2.26         1,532,998          1,465,857

                  Became exercisable          $          2.72                --             30,688
                  Granted (C)                 $          2.36           244,113            103,488
                  Exercised                   $          1.15            (6,250)            (6,250)
                  Canceled                    $          4.22           (31,360)           (29,004)
                                              ---------------   ---------------    ---------------

                  Balance at March 31, 2002   $          2.84         1,739,501          1,564,779

                  Became exercisable          $          2.32                --             74,083
                  Granted (D)                 $          2.50           495,000             94,333
                  Exercised                   $          1.15            (6,250)            (6,250)
                  Canceled                    $          5.29          (280,916)          (281,296)
                                              ---------------   ---------------    ---------------

                  Balance at March 31, 2003   $          2.40         1,947,335          1,445,649
                                              ===============   ===============    ===============

                    (A) Represents options granted to purchase 33,500 shares at an exercise price of $3.00, 20,625 shares at an exercise price of $2.00, and, with regard to the MarketVision investment, 35,000 shares at an exercise price of $1.13. Of the options granted, 42,375 were immediately exercisable and the balance exercisable in two or three annual installments.

                    (B) Represents options previously granted to employees of Optimum in connection with the Optimum Acquisition to purchase 66,400 shares at an exercise price of $8.25 and options previously granted to employees of U.S. Concepts in connection with the U.S. Concepts Acquisition to purchase 41,438 shares at an exercise price of $9.60. These options were voluntarily surrendered by the employees without a commitment by the Company to have them reissued at a lower exercise price.

                    (C) Represents options granted to purchase 187,238 shares at an exercise price of $2.50, 30,000 shares at an exercise price of $2.00, 20,625 shares at an exercise price of $1.55 and 6,250 shares at an exercise price of $2.50, respectively. Of the options granted, 103,488 were immediately exercisable and the balance in three annual installments.

                    (D) Represents options granted to management of the Company's subsidiaries to purchase 495,000 shares at an exercise price of $2.50. Of the options granted, 94,333 became exercisable prior to March 31, 2003 and the balance are exercisable as follows:

                              43,333 on January 1, 2004
                              43,334 on January 1, 2005
                              42,500 on September 1, 2003, 2004, 2005 and 2006
                              51,000 on December 31, 2003 and 2004
                              42,000 on January 1, 2005

                    (E) Options exercisable at March 31, 2003, 2002 and 2001 had a weighted average exercise price of $2.38, $2.89 and $2.94, respectively.

                  The options outstanding and exercisable as of March 31, 2003 are summarized in ranges as follows:

                                                 Weighted
                                  Number of      average      Weighted                       Weighted
                                   options       exercise     average       Exercisable   average exercise
    Range of exercise price      outstanding      price    remaining life      shares     price of shares
    -----------------------      -----------      -----    --------------   -----------   ---------------
         $1.12 -  2.50             1,427,488      $1.84          3.60           936,509        $1.52
         $2.80 -  4.00               505,097      $3.78          3.68           494,390        $3.79
         $8.25 - 10.00                14,750      $9.88          4.79            14,750        $9.88
                                 -----------      -----          ----       -----------        -----
                                   1,947,335      $2.40          3.63         1,445,649        $2.38
                                 ===========      =====          ====       ===========        =====

              The per share weighted-average fair value of stock options and warrants granted on their respective date of grant using the modified Black-Scholes option-pricing model and their related weighted-average assumptions are as follows:

                                               Fiscal 2003   Fiscal 2002   Fiscal 2001
                                               -----------   -----------   -----------
                  Risk-free interest rate           2.25%         3.0%          5.00%
                  Expected life - years             5.00          5.17          5.50
                  Expected volatility                 50%           25%           75%
                  Expected dividend yield              0%            0%            0%
                   Fair value                      $1.14          $.67         $1.31

         (ii) Warrants
              --------

              At March 31, 2003, 2002 and 2001, respectively, outstanding warrants to purchase shares of the Company's common stock in the amount of 642,364 were all exercisable at a weighted average price per share of $1.85. At March 31, 2003, these warrants are exercisable over the next four years.

(9)      Other Income
         ------------

         Other income at March 31, 2003 was primarily the result of the Company's sale of certain of its Internet domain names for $250,000.

(10)     Income Taxes
         ------------

         The Company and its wholly-owned subsidiaries file consolidated Federal income tax returns.

         The components of income tax provision for the years ended March 31, 2003, 2002, and 2001 are as follows:

                                    March 31, 2003            March 31, 2002**          March 31, 2001
                                -----------------------   -----------------------   -----------------------
         Current:
            State and local     $  232,338                $  129,345                $  102,177
            Federal                169,106      401,444           --      129,345       20,860      123,037
                                ----------                ----------                ----------

         Deferred:
            Federal and State                   788,232                   579,473                   125,145
                                             ----------                ----------                ----------
                                             $1,189,676                $  708,818                $  248,182
                                             ==========                ==========                ==========

         **Income tax before cumulative effect of the change in
           accounting principle for revenue recognition                             $  583,382
           Cumulative effect of change in accounting principle for
           revenue recognition                                                        (335,200)
                                                                                    ----------
                                                                                    $  248,182
                                                                                    ==========

         The differences between the provision for income taxes computed at the federal statutory rate and the reported amount of tax expense attributable to income before income tax for the years ended March 31, 2003, 2002, and 2001 are as follows:

                                                                         Rate
                                                           --------------------------------
                                                             2003        2002        2001
                                                           --------    --------    --------
         Statutory Federal income tax                          34.0%       34.0%       34.0%
         State and local taxes, net of Federal benefit          5.2         5.5         6.0
         Other                                                   .8         3.8          --
                                                           --------    --------    --------
         Effective tax rate                                    40.0%       43.3%       40.0%
                                                           ========    ========    ========

         The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in net deferred tax liability are as follows:

                                                                     March 31,      March 31,      March 31,
                                                                       2003           2002           2001
                                                                    -----------    -----------    -----------
         Deferred tax assets (liabilities):
         Goodwill, principally due to differences in amortization   $(1,070,085)   $  (474,075)   $  (334,172)
         Net operating loss carryforwards                                55,740        183,735        260,441
         Unbilled revenue                                              (548,097)      (395,330)       (97,432)
         Other                                                          (65,701)       (56,815)        43,739
                                                                    -----------    -----------    -----------

         Net deferred tax liability                                 $(1,628,143)   $  (742,485)   $  (127,424)
                                                                    ===========    ===========    ===========

         At March 31, 2003, the Company has a State net operating loss carry-forward of approximately $930,000 which expires through 2023.

(11)     Significant Customers
         ---------------------

         During the years ended March 31, 2003, 2002 and 2001, the Company had one client which accounted for approximately 34.8%, 29.6% and 32.5%, respectively, of its revenues, including 19.2%, 13.6% and 16.7%, respectively, of revenues attributable to reimbursable costs and expenses for such client, pursuant to the adoption of accounting standard EITF 01-14 (See Note 1). At March 31, 2003 and 2002, the same client accounted for 38% and 13%, respectively, of its accounts receivable.

(12)     Employee Benefit Plan
         ---------------------

         The Company has a savings plan available to substantially all salaried employees which is intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Pursuant to the 401(k) Plan, employees may contribute up to 15% of their eligible compensation not in excess of $11,000 and the Company at its sole discretion may from time to time make a discretionary matching contribution as it deems advisable. For the years ended March 31, 2003, 2002 and 2001, the Company made a discretionary contribution of approximately $331,000, $232,000 and $354,000, respectively.

(13)     Commitments
         -----------

         Employment Agreements
         ---------------------

         The Company has employment contracts, which contain non-compete agreements, with three of its officers with a remaining term of eighteen months. In addition, the Company has entered into employment contracts, which contain non-compete agreements, with seven officers of its subsidiaries with remaining terms of three years. At March 31, 2003, the Company's remaining aggregate commitment under the employment agreements is approximately $5,419,500 and such commitments for fiscal years 2004, 2005 and 2006 amount to $2,228,000, $1,806,500 and
         $1,385,000, respectively. The aggregate commitment does not include amounts that may be earned as a bonus.

(14)     Related Party Transactions
         --------------------------

         (a) On November 14, 2001, the Company's Board of Directors extended the lives of two immediately exercisable warrants to purchase the Company's common stock previously issued to a current outside director and a consultant to the Company in 1997. The warrants (37,500 each) which maintain the exercise price of $4.00 per share, were due to expire on April 30, 2002 and will now expire on April 30, 2007. The fair value ascribed to the modification of the terms of the warrants was not material.

         (b) Pursuant to certain agreements (the "ComedyLab Agreements") dated as of January 24, 2001, U.S. Concepts, a wholly-owned subsidiary of the Company, became entitled to receive approximately 33% of the shares of common stock of ComedyLab, which no longer has any assets or operations. ComedyLab was organized by certain former employees of iCast Corporation and iCast Comedy Corporation (collectively, "iCast"), including a director of the Company who is also the chief executive officer of both ComedyLab and U.S. Concepts (the "ComedyLab CEO"), to continue business previously conducted by iCast. The ComedyLab business consisted of owning and operating a Web site which provided comedy related content. ComedyLab acquired certain assets and assumed limited obligations of iCast in exchange for 5% of the issued and outstanding shares of capital stock of ComedyLab, The assets acquired by ComedyLab from iCast included event sponsorship agreements, related receivables and assets (including intellectual properties of iCast), which related to certain events which U.S. Concepts had been retained to manage and execute. The obligations assumed by ComedyLab were limited to the performance obligations under the acquired sponsorship agreements.

                Pursuant to the ComedyLab Agreements, U.S. Concepts agreed (i) to allow ComedyLab to occupy a portion of its premises in exchange for monthly rental and utility charges, (ii) to provide ComedyLab, for a fee, with sales and consulting services and
                (iii) to fund a limited amount of ComedyLab's expenses. By separate agreement of the same date between the Company, U.S. Concepts and the ComedyLab CEO, the parties agreed that all equity in ComedyLab issued or issuable to the ComedyLab CEO would be transferred and/or issued, as applicable, to U.S. Concepts.

                On June 19, 2001, the ComedyLab CEO executed a non-interest bearing secured promissory note in favor of U.S. Concepts pursuant to which he became obligated to reimburse U.S. Concepts for amounts advanced by U.S. Concepts to ComedyLab ($563,000 at March 31, 2002) to fund its operating expenses and the further development of its business. The promissory note, which was subsequently repaid in full, was secured by all amounts payable to the director as additional installment of the purchase price pursuant to the U.S. Concepts Acquisition agreement and the bonus provision of the director's employment agreement with U.S. Concepts. As the Company was no longer responsible for the liabilities and or losses, if any, of ComedyLab, at March 31, 2002, a share of ComedyLab's losses in the amount of $89,000 previously recorded for the year ended March 31, 2001 had been reversed and included in other income and the amount, together with amounts related to advances to ComedyLab previously recorded as due from affiliate, had been reclassified as a note receivable from officer on the accompanying consolidated balance sheet at March 31, 2002. The $89,000 was recorded for the year ended March 31, 2001 because, as of such time, the Company did not yet have the assurance of its ability to collect such amount. During Fiscal 2002, the monies advanced to ComedyLab increased the Company's note receivable from officer to the amount of $563,000 prior to such note's reduction to $63,000 at March 31, 2002 as a result of the Company's offset of an additional U.S. Concept Acquisition purchase price installment otherwise due the director in the amount of $500,000. On July 12, 2002, the Company received payment from Mr. Murphy of the $63,000 note receivable balance outstanding at March 31, 2002.

         (c) In connection with the Company's acquisition of Optimum, the Company entered into a lease agreement with Thomas Lachenman, a director of the Company and former owner of Optimum, for the lease of the Cincinnati principal office of Optimum. The lease provides for an annual rental, currently at $147,000, adjusted annually based upon changes in the local consumer price index. The lease expires in December 2010.


(15)     Summarized Quarterly Consolidated Financial Data (Unaudited)
         ------------------------------------------------------------

         The quarterly information for fiscal 2003 and 2002 reflect the adoption of EITF 01-14 (See Note 1) and the retroactive application to prior periods.

                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                     First Quarter Ended         Second Quarter Ended
                                           June 30,                  September 30,
                                  -------------------------   -------------------------
                                      2002          2001          2002          2001
                                  -----------   -----------   -----------   -----------
Sales                             $14,143,991   $15,760,038   $13,332,639   $15,241,153
Gross profit                        2,915,321     3,632,909     3,363,153     3,969,236
                                  -----------   -----------   -----------   -----------
Operating income                      375,704       306,723       857,010       533,284
                                  -----------   -----------   -----------   -----------
Net income                            164,255   $   143,382       449,825   $   247,719
Net income per common share:
      Basic                       $       .03   $       .03   $       .09   $       .05
      Diluted                     $       .03   $       .03   $       .08   $       .04
Weighted average common shares:
      Basic                         5,028,481     5,022,231     5,028,481     5,023,658
      Diluted                       5,531,533     5,478,608     5,372,657     5,555,616


                                     Third Quarter Ended         Fourth Quarter Ended
                                        December 31,                    March 31,
                                  -------------------------   -------------------------
                                      2002          2001          2003          2002
                                  -----------   -----------   -----------   -----------
Sales                             $17,311,177   $14,659,214   $15,168,396   $13,604,212
                                  -----------   -----------   -----------   -----------
Gross profit                        4,006,616     3,653,825     3,414,669     3,797,150
                                  -----------   -----------   -----------   -----------
Operating income                    1,193,925       570,929       560,208       604,152
                                  -----------   -----------   -----------   -----------
Net income                        $   874,036   $   264,312   $   284,962   $   254,851
Net income per common share:
      Basic                       $       .17   $       .05   $       .06   $       .05
      Diluted                     $       .16   $       .05   $       .05   $       .05
Weighted average common shares:
      Basic                         5,028,481     5,028,481     5,031,884     5,028,481
      Diluted                       5,566,291     5,474,806     5,579,495     5,493,965

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
-------           -----------------------------------------------------------

            Not Applicable.

                                    PART III

The information required to be disclosed in Part III (Items 10, 11, 12 and 13) will be incorporated by reference from the Company's definitive proxy statement if filed by July 29, 2003 or, if such proxy statement is not filed by such date, such information will be disclosed by amendment to this Form 10-K prior to July 30, 2003.

Item 14.  Controls and Procedures.
--------  ------------------------

Evaluation of Disclosure Controls and Procedures

                  The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Controls

                  There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the Evaluation Date.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------  ----------------------------------------------------------------

         (a) The following documents are filed as part of this Report.

                  1.  Financial Statements:
                      ---------------------
                                                                                                       Page
                                                                                                       ----
                       Index to Financial Statements                                                     23
                          Consolidated Financial Statements of CoActive Marketing Group, Inc.
                              Reports of Independent Certified Public Accountants                     24-25
                              Consolidated Balance Sheets as of March 31, 2003 and 2002                  26
                              Consolidated Statements of Operations for the years ended
                                  March 31, 2003, 2002 and 2001                                          27
                              Consolidated Statement of Stockholders' Equity
                                  for the years ended March 31, 2003, 2002 and 2001                      28
                              Consolidated Statements of Cash Flows for the years ended
                                  March 31, 2003, 2002 and 2001                                          29
                              Notes to Consolidated Financial Statements                                 30

                  2.  Financial Statement Schedules:
                      ------------------------------

                       S-1    Reports of Independent Certified Public Accountants                     50-51
                       S-2    Allowance for Doubtful Accounts                                            52

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

         2.3 Asset Purchase Agreement, dated as of December 29, 1998, by and among U.S. Concepts, Inc., a New York corporation, Brian Murphy, U.S. Concepts, Inc., a Delaware corporation, and Inmark Enterprises, Inc. (incorporated by reference to Exhibit 2.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, initially filed with the Securities and Exchange Commission on July 6,
                      1999).

         3.1 Certificate of Incorporation, as amended, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the three month period ended September 30, 1999, initially filed with the Securities and Exchange Commission on November 22, 1999).

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

         10.3 Second Amendment to Employment Agreement dated November 14, 2001 between the Registrant and John P. Benfield (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, initially filed with the Securities and Exchange Commission on June 28, 2002).

         10.4 Employment Agreement dated September 29, 1995 between the Registrant and Donald A. Bernard (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

         10.5 Second Amendment to Employment Agreement dated November 14, 2001 between the Registrant and Donald A. Bernard (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, initially filed with the Securities and Exchange Commission on June 28, 2002).

         10.6 Employment Agreement dated September 29, 1995 between Registrant and Paul A. Amershadian (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

         10.7 Second Amendment to Employment Agreement dated November 14, 2001 between Registrant and Paul A. Amershadian (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, initially filed with the Securities and Exchange Commission on June 28, 2002).

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

         10.11 Credit Agreement, dated as of October 31, 2002 by and among CoActive Marketing Group, Inc., Inmark Services, Inc., Optimum Group, Inc., U.S. Concepts, Inc., Grupo Hacerlo LLC and Signature Bank (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated October 31, 2002, initially filed with the Securities and Exchange Commission on November 4, 2002).

         10.12 Form of Security Agreement, dated as of October 31, 2002 between each of CoActive Marketing Group, Inc., Inmark Services, Inc., Optimum Group, Inc., U.S. Concepts, Inc. and Grupo Hacerlo LLC and Signature Bank (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated October 31, 2002, initially filed with the Securities and Exchange Commission on November 4,
                      2002).

         10.13 Administration and Marketing Services Agreement, dated as of March 22, 2002, between the Registrant and MarketVision (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, initially filed with the Securities and Exchange Commission on June 28, 2002).

         10.14 CoActive Marketing Group, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Registrant's Definitive Proxy Statement initially filed with the Securities and Exchange Commission on July 29,
                      2002).

         10.15        CoActive Marketing Group, Inc. 2002 Management Bonus Plan.

         21           Subsidiaries of the Registrant

         23.1         Consent of BDO Seidman, LLP

         23.2         Consent of KPMG LLP

         99.1         Certification of Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

         99.2         Certification of Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002


         (b) Reports on Form 8-K.

                      None.

                         Allowance for Doubtful Accounts

                              Balance                                       Balance
                            at beginning                                    at end
                             of period       Additions     Deductions      of period
                            ------------   ------------   ------------   ------------
Year ended March 31, 2003   $     75,000   $     36,000   $     30,588   $     80,412

Year ended March 31, 2002   $    100,000   $    111,000   $    136,000   $     75,000

Year ended March 31, 2001   $         --        100,000             --   $    100,000

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COACTIVE MARKETING GROUP, INC.

                                    By: /s/ DONALD A. BERNARD
                                        ----------------------------------------
                                                 Donald A. Bernard
                                           Executive Vice President and
                                              Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                    Dated: June 10, 2003

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

       Signature and Title                       Signature and Title
       -------------------                       -------------------

By: /s/ JOHN P. BENFIELD                    By: /s/ DONALD A. BERNARD
    --------------------------------            --------------------------------
        John P. Benfield                            Donald A. Bernard
          President and                        Executive Vice President and
 Chief Executive Officer and Director       Chief Financial Officer and Director
   (Principal Executive Officer)                  (Principal Financial and
                                                    Accounting Officer)

Dated: June 10, 2003                        Dated: June 10, 2003


By: /s/ PAUL A. AMERSHADIAN                 By: /s/ HERBERT M. GARDNER
    --------------------------------            --------------------------------
        Paul A. Amershadian                         Herbert M. Gardner
 Executive Vice President - Marketing                    Director
      and Sales and Director

Dated: June 10, 2003                        Dated: June 10, 2003


By: /s/ JOSEPH S. HELLMAN                   By: /s/ BRIAN MURPHY
    --------------------------------            --------------------------------
        Joseph S. Hellman                           Brian Murphy
           Director                                   Director

Dated: June 10, 2003                        Dated: June 10, 2003


By: /s/ THOMAS E. LACHENMAN                 By /s/ JOHN A. WARD, III
    --------------------------------            --------------------------------
        Thomas E. Lachenman                        John A. Ward, III
             Director                                  Director

Dated: June 10, 2003                        Dated June 10, 2003

                                 Certifications
                                 --------------

I, John P. Benfield, certify that:

1. I have reviewed this annual report on Form 10-K of CoActive Marketing Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which this annual report is being prepared; and

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely effect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Dated:   June 10, 2003                     /s/ JOHN P. BENFIELD
                                           -------------------------------------
                                           John P. Benfield
                                           President and Chief Executive Officer

I, Donald A. Bernard, certify that:

1. I have reviewed this annual report on Form 10-K of CoActive Marketing Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which this annual report is being prepared; and

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely effect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Dated:   June 10, 2003                     /s/ DONALD A. BERNARD
                                           -------------------------------------
                                           Donald A. Bernard
                                           Executive Vice President and
                                           Chief Financial Officer