Form 10-Q
period 2003-06-30
COACTIVE MARKETING GROUP INC
filed 2003-08-11
CIK 886475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

                  [X] Yes     [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                  [ ] Yes     [X] No

As of August 5, 2003, 5,134,731 shares of the Registrant's Common Stock, par value $.001 a share, were outstanding.

================================================================================

                                      INDEX
                                      -----

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements of CoActive Marketing
         Group, Inc. (Unaudited)

            Consolidated Balance Sheets - June 30, 2003 and March 31, 2003    3

            Consolidated Statements of Operations - Three month periods
            ended June 30, 2003 and June 30, 2002                             4

            Consolidated Statement of Stockholders' Equity - Three month
            period ended June 30, 2003                                        5

            Consolidated Statements of Cash Flows - Three month periods
            ended June 30, 2003 and June 30, 2002                             6

            Notes to the Unaudited Consolidated Financial Statements          7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          12

Item 4.  Controls and Procedures                                             12


PART II - OTHER INFORMATION
---------------------------

Item 1.     Not Applicable

Item 2.     Changes in Securities and Use of Proceeds.                       13

Items 3-5.  Not Applicable

Item 6.     Exhibits and Reports on Form 8-K.                                13

SIGNATURES                                                                   14
----------

CERTIFICATIONS                                                               16

PART I - FINANCIAL INFORMATION

                         COACTIVE MARKETING GROUP, INC.
                           Consolidated Balance Sheets
                        June 30, 2003 and March 31, 2003

                                                                              June 30, 2003    March 31, 2003*
                                                                              --------------   --------------
                                                                                (Unaudited)
                                     Assets
Current assets:
    Cash and cash equivalents                                                 $      609,287   $    1,336,886
    Accounts receivable, net of allowance for doubtful accounts of
    $89,412 at June 30, 2003 and $80,412 at March 31, 2003                         8,419,744        9,061,305
    Unbilled contracts in progress                                                 5,528,038        5,127,526
    Due from affiliate                                                               920,730          722,989
    Prepaid expenses and other current assets                                        922,906          730,965
                                                                              --------------   --------------
        Total current assets                                                      16,400,705       16,979,671

Property and equipment, net                                                        1,925,490        1,781,226

Investment in MarketVision                                                           288,630          296,130
Note and interest receivable from officer                                            740,300          733,000
Goodwill, net                                                                     18,784,946       18,784,946
Intangible asset                                                                     200,000          200,000
Deferred financing costs, net                                                        156,622          190,353
Other assets                                                                         133,372          133,372
                                                                              --------------   --------------
        Total assets                                                          $   38,630,065   $   39,098,698
                                                                              ==============   ==============

                      Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                          $    6,598,625   $    6,103,068
    Deferred revenue                                                               1,972,777        2,941,547
    Accrued job costs                                                              6,092,631        5,071,187
    Accrued compensation                                                              93,381           65,467
    Other accrued liabilities                                                        464,662        1,560,579
    Accrued taxes payable                                                            125,034           32,873
    Deferred taxes payable                                                           548,097          548,097
    Notes payable bank - current                                                     750,000          750,000
    Subordinated notes payable - current                                             425,000          625,000
                                                                              --------------   --------------
        Total current liabilities                                                 17,070,207       17,697,818

Notes payable bank - long term                                                     4,097,000        4,500,000
Deferred taxes payable                                                             1,095,046        1,080,046
                                                                              --------------   --------------
        Total liabilities                                                         22,262,253       23,277,864
                                                                              --------------   --------------

Stockholders' equity:
    Class A convertible preferred stock, par value $.001;
     Authorized 650,000 shares; none issued and outstanding                               --               --
    Class B convertible preferred stock, par value $.001;
     Authorized 700,000 shares; none issued and outstanding                               --               --
    Preferred stock, undesignated; authorized 3,650,000
    Shares; none issued and outstanding                                                   --               --
    Common stock, par value $.001; authorized 25,000,000 Shares; issued and outstanding 5,134,731 shares at June 30, 2003 and
    5,034,731 at March 31, 2003                                                        5,134            5,034
    Additional paid-in capital                                                     6,969,692        6,751,792
    Retained earnings                                                              9,392,986        9,064,008
                                                                              --------------   --------------
        Total stockholders' equity                                                16,367,812       15,820,834
                                                                              --------------   --------------
        Total liabilities and stockholders' equity                            $   38,630,065   $   39,098,698
                                                                              ==============   ==============

* The consolidated balance sheet as of March 31, 2003 has been summarized from the Company's audited balance sheet as of that date.

See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Operations
                    Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                              2003          2002*
                                                                           -----------   -----------
         Sales                                                             $16,072,640   $14,143,991
         Direct expenses                                                    12,481,210    11,228,670
                                                                           -----------   -----------

               Gross profit                                                  3,591,430     2,915,321
                                                                           -----------   -----------

         Salaries                                                            1,282,392     1,175,675
         Selling, general and administrative expense                         1,659,879     1,363,942
                                                                           -----------   -----------

               Total operating expenses                                      2,942,271     2,539,617
                                                                           -----------   -----------

               Operating income                                                649,159       375,704

         Interest expense, net                                                  63,309        66,892

         Income before provision for income taxes                              585,850       308,812
         Provision for income taxes                                            249,372       123,557
         Equity in loss of affiliate                                             7,500        21,000
                                                                           -----------   -----------

         Net income                                                        $   328,978   $   164,255
                                                                           ===========   ===========

         Net income per common and common
            equivalent share:
         Basic                                                             $       .06   $       .03
                                                                           ===========   ===========
         Diluted                                                           $       .06   $       .03
                                                                           ===========   ===========

         Weighted average number of common and
            common equivalent shares outstanding:
         Basic                                                               5,119,347     5,028,481
                                                                           ===========   ===========
         Diluted                                                             5,765,948     5,531,533
                                                                           ===========   ===========

Reconciliation of weighted average shares used for basic and diluted computation is as follows:

             Weighted average shares - Basic                                 5,119,347     5,028,481
             Dilutive effect of options and warrants                           646,601       503,052
                                                                           -----------   -----------
             Weighted average shares - Diluted                               5,765,948     5,531,533
                                                                           ===========   ===========

See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                        Three Months Ended June 30, 2003
                                   (Unaudited)


                                          Common Stock
                                         Par value $.001         Additional                     Total
                                     -------------------------     Paid-in       Retained    Stockholders'
                                       Shares        Amount        Capital       Earnings       Equity
                                     -----------   -----------   -----------   -----------   -----------
Balance, March 31, 2003                5,034,731   $     5,034   $ 6,751,792   $ 9,064,008   $15,820,834

Stock issued in payment of earnout       100,000           100       217,900            --       218,000

Net income                                    --            --            --       328,978       328,978
                                     -----------   -----------   -----------   -----------   -----------

Balance, June 30, 2003                 5,134,731   $     5,134   $ 6,969,692   $ 9,392,986   $16,367,812
                                     ===========   ===========   ===========   ===========   ===========


See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Cash Flows
                    Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                          2003           2002
                                                                      -----------    -----------
Cash flows from operating activities:
    Net income                                                        $   328,978    $   164,255
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Provision for bad debt expense                                      9,000          6,000
        Equity in loss of affiliate                                         7,500         21,000
        Depreciation and amortization                                     197,769        175,282
        Deferred income taxes                                              15,000             --
        Changes in operating assets and liabilities:
           Decrease in accounts receivable                                632,561      1,983,652
           (Increase) decrease in unbilled contracts in progress         (400,512)       222,216
           (Increase) decrease in prepaid expenses and other assets      (191,941)        30,417
           Increase (decrease) in accounts payable                        495,557     (3,150,524)
           (Decrease) increase in deferred revenue                       (968,770)       398,055
           Increase (decrease) in accrued job costs                     1,021,444       (416,295)
           (Decrease) increase in other accrued liabilities              (877,917)       158,683
           Increase in accrued compensation                                27,914         24,072
           Increase in accrued taxes payable                               92,161             --
                                                                      -----------    -----------

           Net cash provided by (used in) operating activities            388,744       (383,187)
                                                                      -----------    -----------

Cash flows from investing activities:
    Purchases of fixed assets                                            (308,302)       (64,822)
    Increase in notes receivable from officer                              (7,300)            --
    Increase in advances to affiliate                                    (197,741)            --
                                                                      -----------    -----------

           Net cash used in investing activities                         (513,343)       (64,822)
                                                                      -----------    -----------

Cash flows from financing activities:
     Repayments of debt                                                  (603,000)      (733,333)
                                                                      -----------    -----------

           Net cash used in financing activities                         (603,000)      (733,333)
                                                                      -----------    -----------

           Net decrease in cash and cash equivalents                     (727,599)    (1,181,342)

Cash and cash equivalents at beginning of period                        1,336,886      1,959,617
                                                                      -----------    -----------
Cash and cash equivalents at end of period                            $   609,287    $   778,275
                                                                      ===========    ===========

Supplemental disclosures of cash flow information:
    Interest paid during the period                                   $    70,039    $    33,555
                                                                      ===========    ===========
    Income tax paid during the period                                 $    63,612    $    86,075
                                                                      ===========    ===========
Noncash transaction relating to investing activities:
    Earnout applied to purchase of common stock                       $   218,000    $        --
                                                                      ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                 CoActive Marketing Group, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

                             June 30, 2003 and 2002



(1)      Basis of Presentation
         ---------------------

         The interim consolidated financial statements of CoActive Marketing Group, Inc. (the "Company") for the three month periods ended June 30, 2003 and 2002 have been prepared without audit. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three month period ended June 30, 2003 is not necessarily indicative of the results for a full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

(2)      Goodwill and Intangible Asset
         -----------------------------

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

         The Company's goodwill, which is primarily related to the Company's prior acquisitions of its subsidiaries, and the Company's other intangible asset, which was acquired in fiscal 2002 and consists of an Internet domain name and related intellectual property rights being used in the Company's operations, are no longer amortized but are instead subject to an annual impairment test. The Company has completed its annual impairment review as of March 31, 2003 and no impairment in the recorded goodwill and intangible asset was identified. During the quarter ended June 30, 2003, the Company has not identified any indication of goodwill impairment. Goodwill and the intangible asset will be tested annually at the end of the fiscal year to identify if an impairment has occurred. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded.

(3)      Earnings Per Share
         ------------------

         Options and warrants to purchase 821,847 and 1,252,751 shares of common stock at prices ranging from $2.80 to $10.00 and $2.31 to $10.00 per share were outstanding during the three months ended June 30, 2003 and 2002, respectively and expire through April 30, 2011. These options and warrants were excluded from the computation of diluted earnings per share for each period because the exercise prices exceeded the then fair market value of the Company's common stock.

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

(6)      Income Taxes
         ------------

         The provision for income taxes for the three month period ended June 30, 2003 and 2002 is based upon the Company's estimated effective tax rate for the respective fiscal year.

(7)      Accounting for Stock-Based Compensation
         ---------------------------------------

         The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock-based compensation plans and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. The Company has elected not to implement the fair value based accounting method for employee stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", but has elected to disclose the pro forma net income per share for employee stock option grants made beginning in fiscal 1997 as if such method had been used to account for stock-based compensation costs described in SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure", an amendment of SFAS No. 123.

         The following table illustrates the effects on net income and per share data as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock based incentive plans:


                                                                     Three Months    Three Months
                                                                         Ended           Ended
                                                                     June 30, 2003   June 30, 2002
                                                                     -------------   -------------
Net income applicable to common stock                                $     328,978   $     164,255
Less compensation expense determined under the fair value method            60,976          16,810

                                                                     -------------   -------------
Adjusted net income                                                  $     268,002   $     147,445
                                                                     =============   =============

Net income per share applicable to common stock:
  Basic                                                              $         .06   $         .03
  Less compensation expense determined under the fair value method             .01              --

                                                                     -------------   -------------
  Adjusted basic net income per share                                $         .05   $         .03
                                                                     =============   =============

Net income per share applicable to common stock:
  Diluted                                                            $         .06   $         .03
  Less compensation expense determined under the fair value method             .01              --

                                                                     -------------   -------------
  Adjusted diluted net income per share                              $         .05   $         .03
                                                                     =============   =============

(8)      New Accounting Standards
         ------------------------

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"),"Consolidation of Variable Interest Entities" with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2002. The Company has not determined the effect, if any, that this pronouncement would have on its financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. Management does not believe this statement will have a material impact on the Company's financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

                  The following discussion compares the Company's consolidated results of operations for the three month period ended June 30, 2003 to the Company's consolidated results of operations for the three month period ended June 30, 2002. The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

Results of Operations

         The following table presents operating data of the Company, expressed as a percentage of sales for the three month period ended June 30, 2003, and 2002:

                                                          Quarter Ended June 30,
                                                          ---------------------
                                                           2003           2002
                                                          ------         ------
 Statement of Operations Data:
 Sales                                                    100.0%         100.0%
 Direct expenses                                           77.7%          79.4%
 Gross profit                                              22.3%          20.6%
 Salaries                                                   8.0%           8.3%
 Selling, general and administrative expense               10.3%           9.6%
 Total operating expense                                   18.3%          17.9%
 Operating income                                           4.0%           2.7%
 Interest expense, net                                      0.4%           0.5%
 Income before provision for income taxes                   3.7%           2.2%
 Provision for income taxes                                 1.6%           0.9%
 Equity in loss of affiliate                                0.1%           0.1%
 Net income                                                 2.1%           1.2%

         The following table presents operating data of the Company, expressed as a comparative percentage of change for the three month period ended June 30, 2003 compared to the three month period ended June 30, 2002 and the three month period ended June 30, 2002 compared to the three month period ended June 30, 2001:

                                                          Quarter Ended June 30,
                                                          ---------------------
                                                           2003           2002
                                                          ------         ------
 Statement of Operations Data:
 Sales                                                     13.6%         (10.3%)
 Direct expenses                                           11.2%          (7.4%)
 Gross profit                                              23.2%         (19.8%)
 Salaries                                                   9.1%         (25.9%)
 Selling, general and administrative expense               21.7%         (21.6%)
 Total operating expense                                   15.9%         (23.7%)
 Operating income                                          72.8%          22.5%
 Interest expense, net                                     (0.6)%        (56.9%)
 Income before provision for income taxes                 103.6%          28.3%
 Provision for income taxes                               101.8%          27.0%
 Net income                                               100.3%          14.6%

                  Sales. Sales for the quarter ended June 30, 2003 were $16,073,000, compared to sales of $14,144,000 for the quarter ended June 30, 2002, an increase of $1,929,000, after including $4,363,000 and $2,781,000, respectively, of reimbursable costs and expenses. The increase was primarily attributable to an increase in the amount of sales contracted during the quarter. At any given time, comparative differences in the Company's sales and sales backlog may vary due to timing differences in the receipt of executed contracts from clients with respect to project assignments being finalized.

                  Direct Expenses. Direct expenses for the quarter ended June 30, 2003 were $12,481,000, compared to $11,229,000 for the comparable prior year quarter, an increase of $1,252,000, after including $4,363,000 and $2,781,000, respectively, of reimbursable costs and expenses. The increase was primarily attributable to an increase in variable direct expenses which are applicable to and relate to the increase in sales. The decrease in direct expenses as a percentage of sales for the quarter ended June 30, 2003 was primarily the result of the aggregate mix of client projects having a higher gross profit margin than the mix of the Company's projects during the comparable prior year's quarter.

                  Gross Profit. As a result of the changes in sales and direct expenses, the Company's gross profit for the quarter ended June 30, 2003 increased to $3,591,000 from $2,915,000 for the quarter ended June 30, 2002.

                  Operating Expenses. Operating expenses for the quarter ended June 30, 2003 increased by $402,000 and amounted to $2,942,000, compared to operating expenses of $2,540,000 for the quarter ended June 30, 2002. The increase in operating expenses for the quarter ended June 30, 2003 was primarily the result of an increase of $106,000 in salaries and related payroll expenses and an increase of $296,000 in selling, general and administrative expenses. The increase in salaries and related payroll expenses was primarily attributable to an overall increase in salaries and the cost of added personnel to support further anticipated increases in the level of operations. The increase in selling general and administrative expenses was primarily related to the increased level of operations during the period.

                  Interest Expense, Net. Net interest expense, consisting of interest expense of $71,000 offset by interest income of $8,000, for the quarter ended June 30, 2003 amounted to $63,000, a decrease of $4,000, compared to net interest expense of $67,000, consisting of interest expense of $70,000 offset by interest income of $3,000 for the quarter ended June 30, 2002. The decrease in net interest expense for the quarter ended June 30, 2003 was primarily related to the decrease in the interest rate on the Company's bank borrowings as offset by an increase in such borrowings at June 30, 2003 compared with June 30, 2002.

                  Provision For Income Taxes. The provision for federal, state and local income taxes for the quarters ended June 30, 2003 and 2002 were based upon the Company's estimated effective tax rate for the respective fiscal year.

                  Equity in Loss of Affiliate. For the quarter ended June 30, 2003, the Company recorded $7,500 as its share of losses from its 49% equity investment in MarketVision compared with $21,000 recorded as its share of such losses for the quarter ended June 30, 2002.

                  Net Income. As a result of the items discussed above, net income for the quarter ended June 30, 2003 was $329,000 compared with net income of $164,000 for the comparable prior year quarter.

Liquidity and Capital Resources.

                  On October 31, 2002, the Company entered into a Credit Agreement (the "Credit Agreement") with Signature Bank (the "Lender") pursuant to which the Company obtained a $3,000,000 term loan (the "Term Loan") and a $3,000,000 three year revolving loan credit facility (the "Revolving Loan", and together with the Term Loan, the "Loans"). The principal amount of the Term Loan is repayable in equal installments over 48 months, with the final payment due October 30, 2006. Interest on the Loans is due on a monthly basis at an annual rate equal to the Lender's prime rate plus .25% with respect to Revolving Loans and .50% with respect to the Term Loan (4.5% and 4.25% respectively, at June 30, 2003). Following the conclusion of the quarter ended June 30, 2003, on July 18, 2003, the Credit Agreement was amended pursuant to which the revolving loan credit facility was increased by $500,000 to $3,500,000.

                  For the quarter ended June 30, 2003, the Company's activities and the combined repayment of $603,000 of bank and subordinated debt borrowings together with a final earnout payment of $376,000 (in connection with the Company's acquisition of U.S. Concepts) were funded from working capital. At June 30, 2003, the Company had cash and cash equivalents totaling $609,000, a working capital deficit of $670,000, outstanding bank loans of $4,847,000 with $215,500 of additional availability under the Revolving Loan, outstanding subordinated debt of $425,000 and stockholders' equity of $16,368,000. In comparison, at March 31, 2003, the Company had cash and cash equivalents of $1,337,000 and a working capital deficit of $718,000, outstanding bank loans of $5,250,000 with $153,000 with no additional availability under the Revolving Loan, outstanding subordinated debt of $625,000 and stockholders' equity of $15,821,000. The $48,000 decrease in working capital deficit at June 30, 2003 compared with March 31, 2003 primarily resulted from the aggregate reduction of the Company's current liabilities exceeding the aggregate reduction of its current assets at June 30, 2003. Management believes cash generated from operations together with borrowings under the Credit Agreement should be sufficient to meet the Company's cash requirements for fiscal 2004. To the extent the Company is required to seek additional external financing, there can be no assurance that the Company will be able to obtain such additional funding to satisfy its cash requirements for fiscal 2004 or as subsequently required under the Credit Agreement.

                  For the quarter ended June 30, 2003, (A) cash provided by operating activities was $389,000, due principally to the net effect of the aggregate of net income of $329,000, the non-cash charges for depreciation and amortization of $198,000, deferred income taxes of $15,000, equity in loss of affiliate of $7,000 and the provision for bad debt expense of $9,000, a decrease in accounts receivable of $633,000, and increases of $496,000, $1,021,000 and $121,000, respectively, in accounts payable, accrued job costs and accrued compensation and taxes payable, offset by increases in unbilled contracts in progress of $400,000, prepaid expenses and other assets of $192,000, decreases in deferred revenue of $969,000, and other accrued liabilities of $878,000; (B) cash used in investing activities amounted to $513,000 as a result of the aggregate of $308,000 used for the purchase of fixed assets and an increase in notes receivable from an officer of $7,000 applicable to accrued interest and an increase in advances to an affiliate (MarketVision) in the amount of $198,000;

and (C) cash used in financing activities to repay borrowings amounted to $603,000. As a result of the net effect of the aforementioned, the Company's cash and cash equivalents at June 30, 2003 decreased by $728,000.

Other Matters.

                  On April 14, 2003, the Company issued 100,000 shares of its common stock, with an aggregate contract value, based on the U.S. Concepts acquisition agreement, of $218,000 at such date, in partial satisfaction of the Company's earnout obligations in connection with its acquisition of its U.S. Concepts subsidiary. The amount of such obligation was previously reflected on the Company's financial statements for the periods ended March 31, 2003 as additional purchase price payable pursuant to the terms of the U.S. Concepts acquisition agreement.

                  On March 31, 2003, the Company converted its subsidiary corporations (then Inmark Services, Inc., Optimum Group, Inc., and U.S. Concepts, Inc.), into Delaware limited liability companies (now Inmark Services LLC, Optimum Group LLC, and U.S. Concepts LLC).

Forward Looking Statements.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof or other variations thereon or comparable terminology are intended to identify, forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company's expectations are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003 under "Risk Factors", including but not limited to "Dependence on Key Personnel," "Customers," "Unpredictable Revenue Patterns," "Competition," "Risk Associated with Acquisitions," "Expansion Risk," "Control by Executive Officers," and "Outstanding Indebtedness; Security Interest". Other factors may be described from time to time in the Company's public filings with the Commission, news releases and other communications. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.  Not Applicable

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

                  On April 14, 2003, in partial satisfaction of the Company's earnout obligations to Brian Murphy (a director and executive officer of the Company), in connection with its acquisition of U.S. Concepts, Inc., at Mr. Murphy's direction and pursuant to an understanding between Mr. Murphy and Bradford Bryen that existed at the time of the acquisition, the Company issued 100,000 shares of its common stock with an aggregate contract value, based on the U.S. Concepts acquisition agreement, at such date of $218,000 to Bradford Bryen, the President of U.S. Concepts. Such shares were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering within the meaning of the Securities Act.

Items 3-5.  Not Applicable

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

                                       COACTIVE MARKETING GROUP, INC.



Dated: August 5, 2003                  By: /s/ JOHN P. BENFIELD
                                           -------------------------------------
                                           John P. Benfield, President
                                           (Principal Executive Officer)
                                           and Director



Dated: August 5, 2003                  By: /s/ DONALD A. BERNARD
                                           -------------------------------------
                                           Donald A. Bernard, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Accounting and Financial
                                           Officer) and Director

                                  EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION OF EXHIBIT
----------            ----------------------

31.1                  Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

31.2                  Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002