Form 10-Q
period 2003-09-30
COACTIVE MARKETING GROUP INC
filed 2003-11-14
CIK 886475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

                  [ ] Yes  [X] No

As of October 31, 2003, 5,137,356 shares of the Registrant's Common Stock, par value $.001 per share, were outstanding.

================================================================================

                                      INDEX

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Consolidated Financial Statements of CoActive Marketing Group, Inc. and Subsidiaries (Unaudited)

              Consolidated Balance Sheets - September 30, 2003 and
              March 31, 2003                                                  3

              Consolidated Statements of Operations - Three month
              and six month periods ended September 30, 2003 and
              September 30, 2002                                              4

              Consolidated Statement of Stockholders' Equity -
              Six month period ended September 30, 2003                       5

              Consolidated Statements of Cash Flows - Six month
              periods ended September 30, 2003 and September 30, 2002         6

              Notes to Unaudited Consolidated Financial Statements            7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        13

Item 4.    Controls and Procedures                                           14

PART II - OTHER INFORMATION                                                  14
---------------------------

Items 1-3. Not Applicable                                                    14

Item 4.    Submission of Matters to a Vote of Security Holders               14

Item 5.    Not Applicable                                                    14

Item 6.    Exhibits and Reports on Form 8-K.                                 14

SIGNATURES                                                                   15
----------

                         PART I - FINANCIAL INFORMATION
                         COACTIVE MARKETING GROUP, INC.
                           Consolidated Balance Sheets
                      September 30, 2003 and March 31, 2003

                                                                        September 30,   March 31,
                                                                            2003          2003*
                                                                         -----------   -----------
                                                                         (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                            $   384,996   $ 1,336,886
    Accounts receivable, net of allowance for doubtful accounts of
       $98,412 at September 30, 2003 and $80,412 at March 31, 2003         9,975,966     9,061,305
    Unbilled contracts in progress                                         4,857,256     5,127,526
    Due from affiliate                                                       749,453       722,989
    Prepaid expenses and other current assets                              1,332,966       730,965
                                                                         -----------   -----------
    Total current assets                                                  17,300,637    16,979,671

Property and equipment, net                                                2,435,311     1,781,226

Investment in MarketVision                                                   295,930       296,130
Note and interest receivable from officer                                    747,679       733,000
Goodwill, net                                                             18,784,946    18,784,946
Intangible asset                                                             200,000       200,000
Deferred financing costs, net                                                128,293       190,353
Other assets                                                                 144,179       133,372
                                                                         -----------   -----------
    Total assets                                                         $40,036,975   $39,098,698
                                                                         ===========   ===========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                     $ 5,435,900   $ 6,103,068
    Deferred revenue                                                       3,757,892     2,941,547
    Accrued job costs                                                      5,409,433     5,071,187
    Accrued compensation                                                     137,204        65,467
    Other accrued liabilities                                              1,075,680     1,560,579
    Accrued taxes payable                                                    174,272        32,873
    Deferred taxes payable                                                   548,097       548,097
    Notes payable bank - current                                             750,000       750,000
    Subordinated notes payable - current                                     425,000       625,000
                                                                         -----------   -----------
    Total current liabilities                                             17,713,478    17,697,818

Notes payable bank - long term                                             4,609,500     4,500,000
Deferred taxes payable                                                     1,110,046     1,080,046
                                                                         -----------   -----------
            Total liabilities                                             23,433,024    23,277,864
                                                                         -----------   -----------

Stockholders' equity:
    Class A convertible preferred stock, par value                                --            --
         $.001; authorized 650,000 shares; none issued and outstanding
    Class B convertible preferred stock, par value                                --            --
         $.001, authorized 700,000 shares; none issued and outstanding
    Preferred stock, undesignated; authorized 3,650,000 shares; none              --            --
         issued and outstanding
    Common stock, par value $.001; authorized 25,000,000 shares;
         issued and outstanding 5,136,731 shares at September 30, 2003
         and 5,034,731 shares at March 31, 2003                                5,136         5,034
    Additional paid-in capital                                             6,974,690     6,751,792
    Retained earnings                                                      9,624,125     9,064,008
                                                                         -----------   -----------
    Total stockholders' equity                                            16,603,951    15,820,834
                                                                         -----------   -----------
    Total liabilities and stockholders' equity                           $40,036,975   $39,098,698
                                                                         ===========   ===========

* The consolidated balance sheet as of March 31, 2003 has been summarized from the Company's audited balance sheet as of that date. See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Operations
           Three Month and Six Month Periods Ended September 30, 2003
                             and September 30, 2002
                                   (Unaudited)

                                                          Three Months Ended              Six Months Ended
                                                             September 30,                  September 30,
                                                     ---------------------------    ----------------------------
                                                         2003           2002            2003            2002
                                                     ------------   ------------    ------------    ------------
Sales                                                $ 16,881,117     13,332,639      32,953,757      27,476,631
Direct expenses                                        13,465,241      9,969,486      25,946,452      21,198,153
                                                     ------------   ------------    ------------    ------------

      Gross Profit                                      3,415,876      3,363,153       7,007,305       6,278,478
                                                     ------------   ------------    ------------    ------------

Salaries and payroll taxes                              1,266,135      1,173,907       2,548,531       2,349,582
Selling, general and administrative expense             1,676,893      1,332,236       3,336,767       2,696,177
                                                     ------------   ------------    ------------    ------------

      Total operating expenses                          2,943,028      2,506,143       5,885,298       5,045,759
                                                     ------------   ------------    ------------    ------------

Operating income                                          472,848        857,010       1,122,007       1,232,719

Interest expense, net                                      56,800         91,484         120,108         158,375
                                                     ------------   ------------    ------------    ------------

Income before provision for income taxes                  416,048        765,526       1,001,899       1,074,344
Provision for income taxes                                192,209        306,201         441,582         429,758
Equity in income (loss) of affiliate                        7,300         (9,500)           (200)        (30,500)
                                                     ------------   ------------    ------------    ------------

Net income                                                231,139        449,825         560,117         614,086
                                                     ------------   ------------    ------------    ------------

Net income per common and common
   Equivalent share:

   Basic                                             $        .05   $        .09    $        .11    $        .12
                                                     ============   ============    ============    ============

   Diluted                                           $        .04   $        .08    $        .09    $        .11
                                                     ============   ============    ============    ============

Weighted average number of common and
   common equivalent shares outstanding:

   Basic                                                5,135,035      5,028,481       5,127,780       5,028,481
                                                     ============   ============    ============    ============

   Diluted                                              6,223,819      5,372,657       6,122,859       5,452,098
                                                     ============   ============    ============    ============

Reconciliation of weighted average shares used for basic and diluted computation is as follows:

Weighted average shares - Basic                         5,135,035      5,028,481       5,127,780       5,028,481

Dilutive effect of options and warrants                 1,088,784        344,176         995,079         423,617
                                                     ============   ============    ============    ============

Weighted average shares - Diluted                       6,223,819      5,372,657       6,122,859       5,452,098
                                                     ============   ============    ============    ============

See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                       Six Months Ended September 30, 2003
                                   (Unaudited)

                                          Common Stock
                                         par value $.001         Additional                    Total
                                     -------------------------     Paid-in      Retained    Stockholders'
                                       Shares        Amount        Capital      Earnings       Equity
                                     -----------   -----------   -----------   -----------   -----------
Balance, March 31, 2003                5,034,731   $     5,034   $ 6,751,792   $ 9,064,008   $15,820,834

Stock issued in payment of earnout       100,000           100       217,900                     218,000

Exercise of options                        2,000             2         4,998            --         5,000

Net income                                    --            --            --       560,117       560,117
                                     -----------   -----------   -----------   -----------   -----------

Balance, September 30, 2003            5,136,731   $     5,136   $ 6,974,690   $ 9,624,125   $16,603,951
                                     ===========   ===========   ===========   ===========   ===========

     See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Cash Flows
                  Six Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                                2003            2002
                                                                            ------------    ------------
Cash flows from operating activities:
    Net income                                                              $    560,117    $    614,086
    Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for bad debt expense                                            18,000          15,000
        Equity in loss of affiliate                                                  200          30,500
        Depreciation and amortization                                            344,696         335,980
        Deferred income taxes                                                     30,000              --
        Changes in operating assets and liabilities:
           (Increase) in accounts receivable                                    (932,661)       (891,520)
           Decrease in unbilled contracts in progress                            270,270         758,015
           (Increase) in prepaid expenses and other assets                      (612,808)        (76,580)
           (Decrease) increase in accounts payable                              (667,168)         98,420
           Increase in deferred revenue                                          816,345         716,227
           Increase (decrease) in accrued job costs                              338,246        (871,206)
           Increase in accrued taxes payable                                     141,399         221,884
           Decrease in other accrued liabilities                                (266,899)       (360,436)
           Increase in accrued compensation                                       71,737          17,879
                                                                            ------------    ------------

           Net cash provided by operating activities                             111,474         608,249
                                                                            ------------    ------------

Cash flows from investing activities:
    Purchases of fixed assets                                                   (931,721)       (192,379)
    (Increase) decrease in notes receivable from officer                         (14,679)         63,000
    Increase in advances to affiliate                                            (26,464)             --
                                                                            ------------    ------------

           Net cash used in investing activities                                (972,864)       (129,379)
                                                                            ------------    ------------

Cash flows from financing activities:
    Repayments of debt                                                           (90,500)     (1,386,667)
    Financing costs                                                               (5,000)             --
    Proceeds from exercise of stock options                                        5,000              --
                                                                            ------------    ------------

           Net cash used in financing activities                                 (90,500)     (1,386,667)
                                                                            ------------    ------------

           Net decrease in cash and cash equivalents                            (951,890)       (907,797)

Cash and cash equivalents at beginning of period                               1,336,886       1,959,617
                                                                            ------------    ------------
Cash and cash equivalents at end of period                                  $    384,996    $  1,051,820
                                                                            ============    ============
Supplemental disclosure:
    Interest paid during the period                                         $    136,694    $    161,868
                                                                            ============    ============
    Income tax paid during the period                                       $    192,152    $    188,325
                                                                            ============    ============
Noncash activities relating to investing activities:
     Contingent earnout accrued relating to a prior acquisition             $         --    $  1,000,000
                                                                            ============    ============
      Earnout applied to purchase of common stock                           $    218,000    $         --
                                                                            ============    ============

See accompanying notes to unaudited consolidated financial statements

                 CoActive Marketing Group, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

                           September 30, 2003 and 2002



(1)      Basis of Presentation
         ---------------------

         The interim financial statements of CoActive Marketing Group, Inc. (the "Company") for the three and six month periods ended September 30, 2003 and 2002 have been prepared without audit. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three and six month periods ended September 30, 2003 are not necessarily indicative of the results for a full year.

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

         The Company's goodwill, which is primarily related to the Company's prior acquisitions of its subsidiaries, and the Company's other intangible asset, which was acquired in fiscal 2002 and consists of an Internet domain name and related intellectual property rights being used in the Company's operations, are no longer amortized but are instead subject to an annual impairment test. The Company has completed its annual impairment review as of March 31, 2003 and no impairment in the recorded goodwill and intangible asset was identified. During the quarter and six month periods ended September 30, 2003, the Company has not identified any indication of goodwill impairment. Goodwill and the intangible asset will be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded.

(3)      Earnings Per Share
         ------------------

         Options and warrants, which expire through April 30, 2011, to purchase 478,000 shares of common stock at prices ranging from $4.00 to $10.00 and 496,750 shares of common stock at prices ranging from $3.25 to $10.00 per share were outstanding during the three and six month periods ended September 30, 2003 and 2002, respectively. These options and warrants were excluded from the computation of diluted earnings per share for each period because the exercise prices exceeded the then fair market value of the Company's common stock.

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

(6)      Income Taxes
         ------------

         The provision for income taxes for the three and six month periods ended September 30, 2003 and 2002 is based upon the Company's estimated effective tax rate for the respective fiscal year.

(7)      Accounting for Stock-Based Compensation
         ---------------------------------------

         The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock-based compensation plans and accordingly, no compensation cost has been recognized for the issuance of stock options in the consolidated financial statements. The Company has elected not to implement the fair value based accounting method for employee stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", but has elected to disclose the pro forma net income per share for employee stock option grants made beginning in fiscal 1997 as if such method had been used to account for stock-based compensation costs described in SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure", an amendment of SFAS No. 123.

         The following table illustrates the effects on net income and per share data as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock based incentive plans:

                                                     Three         Three          Six           Six
                                                     Months        Months        Months        Months
                                                     Ended         Ended         Ended         Ended
                                                    Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                                      2003          2002          2003          2002
                                                   -----------   -----------   -----------   -----------
Net income applicable to common stock              $   231,139   $   449,825   $   560,117   $   614,086
Less compensation expense determined under the
fair value method                                       60,976        16,810       121,952        33,620
                                                   -----------   -----------   -----------   -----------

Adjusted net income                                $   170,163   $   433,015   $   438,165   $   580,466
                                                   ===========   ===========   ===========   ===========

Net income per share applicable to common stock:
  Basic                                            $       .04   $       .09   $       .11   $       .12
  Less compensation expense determined under the
  fair value method                                        .01           .00           .02           .01
                                                   -----------   -----------   -----------   -----------
  Adjusted basic net income per share              $       .03   $       .09   $       .09   $       .11
                                                   ===========   ===========   ===========   ===========

Net income per share applicable to common stock:
  Diluted                                          $       .04   $       .08   $       .09   $       .11
  Less compensation expense determined under the
  fair value method                                        .01           .00           .02           .01
                                                   -----------   -----------   -----------   -----------

  Adjusted diluted net income per share            $       .03   $       .08   $       .07   $       .10
                                                   ===========   ===========   ===========   ===========

(8)      New Accounting Standards
         ------------------------

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"),"Consolidation of Variable Interest Entities" with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2002. The Company has not determined the effect, if any, that this pronouncement would have on its financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after December 15, 2004. The statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. Management does not believe this statement will have a material impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

                  The following discussion compares the Company's consolidated results of operations for the three and six month periods ended September 30, 2003 to the Company's consolidated results of operations for the three and six month periods ended September 30, 2002. The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

Results of Operations

         The following table presents operating data of the Company, expressed as a percentage of sales for each of the three and six month periods ended September 30, 2003 and 2002:

                                                     Three Months Ended                 Six Months Ended
                                                         September 30,                    September 30,
                                                  --------------------------      ---------------------------
                                                    2003              2002          2003               2002
                                                  --------          --------      --------           --------
Statement of Operations Data:
Sales                                              100.0%            100.0%        100.0%             100.0%
Direct expenses                                     79.8%             74.8%         78.7%              77.1%
Gross profit                                        20.2%             25.2%         21.3%              22.9%
Salaries                                             7.5%              8.8%          7.7%               8.6%
Selling, general and administrative expense          9.9%             10.0%         10.1%               9.8%
Total operating expenses                            17.4%             18.8%         17.9%              18.4%
Operating income                                     2.8%              6.4%          3.4%               4.5%
Interest expense, net                                0.3%              0.7%          0.4%               0.6%
Income before provision for income taxes             2.5%              5.7%          3.0%               3.9%
Provision for income taxes                           1.1%              2.3%          1.3%               1.6%
Net income                                           1.4%              3.4%          1.7%               2.2%

         The following table presents operating data of the Company, expressed as a comparative percentage of change for the three and six month periods ended September 30, 2003 compared to the three and six month periods ended September 30, 2002 and the three and six month periods ended September 30, 2002 compared to the three and six month periods ended September 30, 2001:

                                                     Three Months Ended                 Six Months Ended
                                                         September 30,                    September 30,
                                                  --------------------------      ---------------------------
                                                    2003              2002          2003               2002
                                                  --------          --------      --------           --------
Statement of Operations Data:
Sales                                               26.6%            (12.5%)        19.9%              (11.4)
Direct expenses                                     35.1%            (11.6%)        22.4%              (9.4%)
Gross profit                                         1.6%            (15.3%)        11.6%             (17.4%)
Salaries                                             7.9%            (31.5%)         8.5%             (28.8%)
Selling, general and administrative expense         25.9%            (22.7%)        23.8%             (22.1%)
Total operating expenses                            17.4%            (27.1%)        16.6%             (25.4%)
Operating income                                   (44.8%)            61.0%         (9.0%)             46.8%
Interest expense, net                              (37.9%)           (24.0%)       (24.2%)            (42.5%)
Income before provision for income taxes           (45.7%)            83.2%         (6.7%)             64.4%
Provision for income taxes                         (37.2%)            85.4%          2.8%              63.8%
Net income                                         (48.6%)            81.6%         (8.8%)             57.0%

                  Sales. Sales for the quarter ended September 30, 2003 were $16,881,000, compared to sales of $13,333,000 for the quarter ended September 30, 2002, an increase of $3,548,000, after including $4,230,000 and $1,893,000, respectively, of reimbursable costs and expenses. Sales for the six months ended September 30, 2003 were $32,954,000, compared to sales of $27,477,000 for the six months ended September 30, 2002, an increase of $5,477,000, after including $8,594,000 and $4,674,000, respectively, of reimbursable costs and expenses. The increase for the quarter and six month period was primarily attributable to the amount of sales contracted during the respective periods.

                  While the Company had a modest increase in sales, net of reimbursable costs and expenses, for the quarter and six month periods, additional sales for the quarter were anticipated. The Company was unable to recognize these sales in the second quarter as a result of a delay in the launch of a marketing program due to the grocer's strike in southern California. The Company anticipates that these sales will be recognized over the balance of the fiscal year. At any given time, comparative differences in the Company's sales and sales backlog may vary due to timing differences in the receipt of executed contracts from clients with respect to project assignments being finalized.

                  Direct Expenses. Direct expenses for the quarter ended September 30, 2003 were $13,465,000, compared to $9,969,000 for the comparable prior year quarter, an increase of $3,496,000, after including $4,230,000 and $1,893,000, respectively, of reimbursable cost and expenses. Direct expenses for the six months ended September 30, 2003 were $25,946,000, compared to $21,198,000 for the comparable prior year six month period, an increase of $4,748,000, after including $8,594,000 and $4,674,000, respectively, of reimbursable costs and expenses. The increase in direct expenses for the quarter and six month period was primarily attributable to an increase in variable direct expenses which are applicable to and relate to the increase in sales for the respective periods. The respective increase in direct expenses as a percentage of sales for both the quarter and for the six month period ended September 30, 2003 was primarily the result of the aggregate mix of client projects having a lower gross profit margin than the mix of the Company's projects in the quarter and six month period ended September 30, 2002.

                  Gross Profit. As a result of the changes in sales and direct expenses, the Company's gross profit for the quarter and six month period ended September 30, 2003 increased to $3,416,000 and $7,007,000, respectively, from $3,363,000 and $6,278,000 for the quarter and six month period ended September 30, 2002.

                  Operating Expenses. Operating expenses for the quarter and six month period ended September 30, 2003 increased by $437,000 and $840,000, respectively, and amounted to $2,943,000 and $5,885,000, respectively, compared to $2,506,000 and $5,046,000, respectively, for the quarter and six month period ended September 30, 2002. The increase in operating expenses for the quarter and six month period was primarily the result of (i) the increase in salaries and related payroll expenses of $92,000 and $199,000 in the respective periods, and
(ii) the increase in selling, general and administrative expenses of $345,000 and $641,000 in the respective periods. The increase in salaries and related payroll expenses for the quarter and six month period ended September 30, 2003 was primarily attributable to an overall increase in salaries and the cost of added personnel in support of anticipated increases in the level of operations. The increase in selling, general and administrative expenses for the quarter and six month periods ended September 30, 2003 were primarily related to the increased level of operations which included increased marketing and selling expenditures.

                  Interest Expense, Net. Net interest expense, consisting of interest expense of $64,000 offset by interest income of $7,000, for the quarter ended September 30, 2003 amounted to $57,000, a decrease of $34,000, compared to net interest expense of $91,000, consisting of interest expense of $92,000 offset by interest income of $1,000 for the quarter ended September 30, 2002. Net interest expense, consisting of interest expense of $135,000 offset by interest income of $15,000, for the six months ended September 30, 2003 amounted to $120,000, a decrease of $38,000, compared to net interest expense of $158,000, consisting of interest expense of $162,000 offset by interest income of $4,000, for the six months ended September 30, 2002. The decrease in interest expense for the quarter and six month period ended September 30, 2003 was primarily related to the decrease in the Company's outstanding bank and subordinated debt borrowings during such periods.

                  Provision For Income Taxes. The provision for federal, state and local income taxes for the quarters and six month periods ended September 30, 2003 and 2002, were based upon the Company's estimated effective tax rate for the respective fiscal years.

                  Equity in Income (Loss) of Affiliate. For the quarter ended September 30, 2003, the Company recorded $7,300 as it share of income from its 49% equity investment in MarketVision, compared with ($9,500) recorded as its share of loss for the quarter ended September 30, 2002. For the six months ended September 30, 2003, the Company recorded ($200) as its share of losses from its 49% equity investment in MarketVision, compared with ($30,500) recorded as its share of such losses for the six month ended September 30, 2002.

                  Net Income. As a result of the items discussed above, net income for the quarter and six month period ended September 30, 2003 was $231,000 and $560,000 respectively, compared to net income $450,000 and $614,000 respectively, for the prior year quarter and six month period ended September 30, 2002.

Liquidity and Capital Resources.

                  On October 31, 2002, the Company entered into a Credit Agreement (the "Credit Agreement") with Signature Bank (the "Lender") pursuant to which the Company obtained a $3,000,000 term loan (the "Term Loan") and a $3,000,000 three year revolving loan credit facility (the "Revolving Loan", and together with the Term Loan, the "Loans"). The principal amount of the Term Loan is repayable in equal installments over 48 months, with the final payment due October 30, 2006. Interest on the Loans is due on a monthly basis at an annual rate equal to the Lender's prime rate plus .25% with respect to Revolving Loans and .50% with respect to the Term Loan (4.25% and 4.5% respectively, at September 30, 2003). On July 18, 2003, the Credit Agreement was amended pursuant to which the revolving loan credit facility was increased by $500,000 to $3,500,000.

                  For the six months ended September 30, 2003, the Company's activities, inclusive of a final earnout payment of $376,000 in connection with the Company's acquisition of U.S. Concepts and expenditures of $932,000 for fixed assets consisting of equipment, leasehold improvements and furniture and fixtures, a significant amount of which relates to the Company's relocation of its New York City office, were funded from working capital. At September 30, 2003, the Company had cash and cash equivalents totaling $385,000, a working capital deficit of $413,000, outstanding bank loans of $5,360,000 with no additional availability under the Revolving Loan, outstanding subordinated debt of $425,000 and stockholders' equity of $16,604,000. In comparison, at March 31, 2003, the Company had cash and cash equivalents of $1,337,000 and a working capital deficit of $718,000, outstanding bank loans of $5,250,000 with no additional availability under the Revolving Loan, outstanding subordinated debt of $625,000 and stockholders' equity of $15,821,000. The $305,000 decrease in working capital deficit at September 30, 2003 compared with March 31, 2003 resulted in part from increases in prepaid expenses and accounts receivable, and decreases in accounts payable, offset by decreases in cash and increases in deferred revenue, accrued job costs and accrued taxes payable at September 30, 2003. As a result of utilizing its short term working capital for aggregate expenditures of approximately $885,000 in connection with its acquisition in October 2003 of TrikMedia's assets (as described below) and expenditures over the last nine months of $950,000 plus a $500,000 letter of credit associated with the relocation of its New York City office in August 2003, the Company's working capital availability is constrained. Management believes that the purchase of TrikMedia's assets represented a significant opportunity for the Company that required timely action. The Company intends to replenish its working capital availability by securing additional longer term financing of approximately $2.0 million. Consequently, management is in the process of seeking and is currently of the opinion that it will achieve such financing. However, there can be no assurances that the Company will be successful in this regard or upon what terms and costs such financing would be available.

                  For the six months ended September 30, 2003: (A) cash provided by operating activities was $111,000, due principally to the net effect of the aggregate of net income of $560,000, the non-cash charges for depreciation and amortization of $345,000, deferred income taxes of $30,000 and the provision for bad debt expense of $18,000, a decrease of $270,000 in unbilled contracts in progress, increases of $816,000, $338,000 and $213,000, respectively, in deferred revenue, accrued job costs, and accrued compensation and taxes payable, offset by increases in accounts receivable of $933,000 and prepaid expenses and other assets of $613,000 and decreases in accounts payable of $667,000 and other accrued liabilities of $267,000; (B) cash used in investing activities amounted to $973,000, as a result of the aggregate of $932,000 used to purchase fixed assets, an increase in notes receivable from an officer of $15,000 applicable to accrued interest and an increase in advances to affiliate (MarketVision) in the amount of $26,000; and (C) cash used in financing activities to repay borrowings amounted to $91,000. As a result of the net effect of the aforementioned, the Company's cash and cash equivalents at September 30, 2003 decreased by $952,000.

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

                  On March 31, 2003, the Company converted its subsidiary corporations (then Inmark Services, Inc., Optimum Group, Inc., and U.S. Concepts, Inc.) into Delaware limited liability companies (now Inmark Services LLC, Optimum Group LLC, and U.S. Concepts LLC).

                  On October 29, 2003, a newly formed wholly-owned subsidiary of the Company purchased certain assets of TrikMedia, Inc. for cash in the amount of $885,000. TrikMedia, founded in 2000, was a full service multimedia agency engaged in providing digital marketing and advertising services, interactive software development and content creation. These services will now be provided by the Company to former clients of TrikMedia. The Company believes that this acquisition will provide it with capabilities that complement and add value to the Company's existing interactive service offerings, and will provide the Company with the opportunity to increase sales to both existing and prospective clients.

Outlook.

                  The Company expects net income for its third quarter ending December 31, 2003 will be substantially improved over net income for its second quarter, but marginally down as compared to its third fiscal quarter ended December 31, 2002, which was a particularly strong quarter. The Company further expects that net income for the fourth quarter will be especially strong due to increased sales in such quarter. Accordingly, the Company maintains its guidance of a 25%-30% increase in earnings per share for its fiscal year ending March 31, 2004.

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

Item 4.  Controls and Procedures
         -----------------------

                  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Securities and Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                  As of the end of the period covered by this quarterly report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures", required by Rule 13a-15 under the Exchange Act of 1934. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

                  There have been no significant changes in the Company's internal control over financial reporting which could materially affect, internal control over financial reporting.


                           PART II - OTHER INFORMATION
                           ---------------------------


Items 1-3.  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  The Annual Meeting of Stockholders of the Company was held on September 25, 2003 at 10:00 a.m. at the Company's offices at 415 Northern Boulevard, Great Neck, New York 11021. A majority of the Company's voting shares were present at the meeting, either in person or by proxy.

                  At such meeting, as set forth in the table below, the stockholders elected Paul A. Amershadian, John P. Benfield, Donald A. Bernard, Herbert M. Gardner, Joseph S. Hellman, Thomas E. Lachenman, Brian Murphy and John A. Ward, III to the Board of Directors. All of these individuals will serve on the Board of Directors until the next annual meeting of stockholders and until their successors are duly elected and qualified.

                  Directors                  Votes For        Votes Withheld
                  ---------                  ---------        --------------
                  Paul A. Amershadian        4,296,354             2,500
                  John P. Benfield           4,296,354             2,500
                  Donald A. Bernard          4,296,354             2,500
                  Herbert M. Gardner         4,296,354             2,500
                  Joseph S. Hellman          4,296,354             2,500
                  Thomas E. Lachenman        4,296,354             2,500
                  Brian Murphy               4,296,354             2,500
                  John A. Ward III           4,295,979             2,875

Item 5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a) Exhibits.                     See Exhibit Index

          (b) Reports on Form 8-K.          On August 11, 2003, the Company
furnished a report on Form 8-K relating to a press release it issued with respect to financial results for its fiscal quarter ended June 30, 2003.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COACTIVE MARKETING GROUP, INC.



Dated: November 12, 2003              By: /s/ JOHN P. BENFIELD
                                          --------------------------------------
                                          John P. Benfield, President
                                          (Principal Executive Officer)
                                          and Director



Dated: November 12, 2003              By: /s/ DONALD A. BERNARD
                                          --------------------------------------
                                          Donald A. Bernard, Executive Vice
                                          President and Chief Financial Officer
                                          (Principal Accounting and Financial
                                          Officer) and Director

                                  EXHIBIT INDEX


EXHIBIT NO.        DESCRIPTION OF EXHIBIT

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.