Form 10-Q
period 2003-12-31
COACTIVE MARKETING GROUP INC
filed 2004-02-12
CIK 886475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

                  [ ]  Yes [X] No

As of January 31, 2004, 5,289,856 shares of the Registrant's Common Stock, par value $.001 per share, were outstanding.

================================================================================

                                      INDEX

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements of CoActive Marketing
         Group, Inc. and Subsidiaries (Unaudited)

            Consolidated Balance Sheets - December 31, 2003 and
            March 31, 2003                                                    3

            Consolidated Statements of Operations - Three month and
            nine month periods ended December 31, 2003 and
            December 31, 2002                                                 4

            Consolidated Statement of Stockholders' Equity - Nine
            month period ended December 31, 2003                              5

            Consolidated Statements of Cash Flows - Nine month
            periods ended December 31, 2003 and December 31, 2002             6

            Notes to Unaudited Consolidated Financial Statements              7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          13

Item 4.  Controls and Procedures                                             14


PART II - OTHER INFORMATION                                                  14
---------------------------

Items 1, 2, 3, 4 and 5.  Not Applicable                                      14

Item 6.  Exhibits and Reports on Form 8-K.                                   14

SIGNATURES                                                                   15
----------

                         PART I - FINANCIAL INFORMATION
                         COACTIVE MARKETING GROUP, INC.
                           Consolidated Balance Sheets
                      December 31, 2003 and March 31, 2003

                                                                          December 31, 2003   March 31, 2003*
                                                                          ----------------   ----------------
                                                                            (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                             $        799,434   $      1,336,886
    Accounts receivable, net of allowance for doubtful accounts of
       $222,404 at December 31, 2003 and $80,412 at March 31, 2003               9,006,745          9,061,305
    Unbilled contracts in progress                                               5,955,078          5,127,526
    Due from affiliate                                                             681,791            722,989
    Prepaid expenses and other current assets                                      987,685            730,965
                                                                          ----------------   ----------------
    Total current assets                                                        17,430,733         16,979,671

Property and equipment, net                                                      2,604,931          1,781,226

Investment in MarketVision                                                         343,930            296,130
Note and interest receivable from officer                                          755,059            733,000
Goodwill, net                                                                   19,651,317         18,784,946
Intangible asset                                                                   200,000            200,000
Deferred financing costs, net                                                      112,594            190,353
Other assets                                                                        20,750            133,372
                                                                          ----------------   ----------------
    Total assets                                                          $     41,119,314   $     39,098,698
                                                                          ================   ================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                      $      6,548,500   $      6,103,068
    Deferred revenue                                                             3,848,501          2,941,547
    Accrued job costs                                                            5,482,723          5,071,187
    Accrued compensation                                                            69,410             65,467
    Other accrued liabilities                                                    1,521,861          1,560,579
    Accrued taxes payable                                                               --             32,873
    Deferred taxes payable                                                         355,917            548,097
    Notes payable bank - current                                                 1,250,000            750,000
    Subordinated notes payable - current                                           425,000            625,000
                                                                          ----------------   ----------------
    Total current liabilities                                                   19,501,912         17,697,818

Notes payable bank - long term                                                   4,422,000          4,500,000
Deferred taxes payable                                                           1,080,046          1,080,046
                                                                          ----------------   ----------------
            Total liabilities                                                   25,003,958         23,277,864
                                                                          ----------------   ----------------

Stockholders' equity:
    Class A convertible preferred stock, par value                                      --                 --
         $.001; authorized 650,000 shares; none issued and outstanding
    Class B convertible preferred stock, par value                                      --                 --
         $.001, authorized 700,000 shares; none issued and outstanding
    Preferred stock, undesignated; authorized 3,650,000 shares; none                    --                 --
         issued and outstanding
    Common stock, par value $.001; authorized 25,000,000 shares; issued and outstanding 5,137,356 shares at December 31, 2003
         and 5,034,731 shares at March 31, 2003                                      5,137              5,034
    Additional paid-in capital                                                   6,976,252          6,751,792
    Retained earnings                                                            9,133,967          9,064,008
                                                                          ----------------   ----------------
    Total stockholders' equity                                                  16,115,356         15,820,834
                                                                          ================   ================
    Total liabilities and stockholders' equity                            $     41,119,314   $     39,098,698
                                                                          ================   ================

o The consolidated balance sheet as of March 31, 2003 has been summarized from the Company's audited balance sheet as of that date.
o    See accompanying notes to unaudited consolidated financial statements

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Operations
Three Month and Nine Month Periods Ended December 31, 2003 and December 31, 2002
                                   (Unaudited)

                                                               Three Months Ended              Nine Months Ended
                                                                   December 31,                   December 31,
                                                           ----------------------------   ---------------------------
                                                               2003            2002           2003           2002
                                                           ------------    ------------   ------------   ------------
Sales                                                      $ 16,631,648      17,311,177     49,585,403     44,787,806
Direct expenses                                              14,042,778      13,304,561     39,989,232     34,502,714
                                                           ------------    ------------   ------------   ------------

      Gross Profit                                            2,588,870       4,006,616      9,596,171     10,285,092
                                                           ------------    ------------   ------------   ------------

Salaries and payroll taxes                                    1,442,268       1,241,188      3,990,799      3,590,770
Selling, general and administrative expense                   2,007,894       1,571,503      5,351,692      4,269,301
                                                           ------------    ------------   ------------   ------------

      Total operating expenses                                3,450,162       2,812,691      9,342,491      7,860,071
                                                           ------------    ------------   ------------   ------------

Operating (loss) income                                        (861,292)      1,193,925        253,680      2,425,021

Interest expense, net                                            20,364          65,760        140,473        224,135
Other income                                                      2,539         256,877          9,569        258,496
                                                           ------------    ------------   ------------   ------------

Income (loss) before provision for income taxes                (879,117)      1,385,042        122,776      2,459,382
Provision for (benefit of) income taxes                        (340,961)        554,006        100,617        983,763
Equity in income of affiliate                                    48,000          43,000         47,800         12,500
                                                           ------------    ------------   ------------   ------------

Net (loss) income                                              (490,156)        874,036         69,959      1,488,119
                                                           ------------    ------------   ------------   ------------

Net (loss) income per common and common
  Equivalent share:

   Basic                                                   $       (.10)   $        .17   $        .01   $        .30
                                                           ============    ============   ============   ============

   Diluted                                                 $       (.10)   $        .16   $        .01   $        .27
                                                           ============    ============   ============   ============

Weighted average number of common and
  common equivalent shares outstanding:

   Basic                                                      5,137,179       5,028,481      5,130,925      5,028,481
                                                           ============    ============   ============   ============

   Diluted                                                    6,331,473       5,566,291      6,209,464      5,498,709
                                                           ============    ============   ============   ============

Reconciliation of weighted average shares used for basic and diluted computation is as follows:

Weighted average shares - Basic                               5,137,179       5,028,481      5,130,925      5,028,481

Dilutive effect of options and warrants                       1,194,294         537,810      1,078,539        470,228
                                                           ============    ============   ============   ============

Weighted average shares - Diluted                             6,331,473       5,566,291      6,209,464      5,498,709
                                                           ============    ============   ============   ============

See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                       Nine Months Ended December 31, 2003
                                   (Unaudited)

                                           Common Stock
                                          par value $.001        Additional                    Total
                                     -------------------------     Paid         Retained    Stockholders'
                                       Shares        Amount      in Capital     Earnings       Equity
                                     -----------   -----------   -----------   -----------   -----------
Balance, March 31, 2003                5,034,731   $     5,034   $ 6,751,792   $ 9,064,008   $15,820,834

Stock issued in payment of earnout       100,000           100       217,900                     218,000

Exercise of options                        2,625             3         6,560            --         6,563

Net income                                    --            --            --        69,959        69,959
                                     -----------   -----------   -----------   -----------   -----------

Balance, December 31, 2003             5,137,356   $     5,137   $ 6,976,252   $ 9,133,967   $16,115,356
                                     ===========   ===========   ===========   ===========   ===========

See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended December 31, 2003 and 2002
                                   (Unaudited)

                                                                               2003           2002
                                                                            -----------    -----------
Cash flows from operating activities:
    Net income                                                              $    69,959    $ 1,488,119
    Adjustments to reconcile net income to net cash provided by operating
      Activities:
        Provision for bad debt expense                                          141,992         24,000
        Equity in income of affiliate                                           (47,800)       (12,500)
        Depreciation and amortization                                           582,259        464,974
        Deferred income taxes                                                  (192,180)            --
        Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable                           (87,432)     1,678,383
           (Increase) in unbilled contracts in progress                        (827,552)    (2,659,720)
           (Increase) decrease in prepaid expenses and other assets            (144,098)       164,721
           Increase (decrease) in accounts payable                              445,432       (828,108)
           Increase (decrease) in deferred revenue                              740,583     (1,940,299)
           Increase in accrued job costs                                        411,536        652,841
           (Decrease) increase in accrued taxes payable                         (32,873)       760,351
           Decrease in other accrued liabilities                                (38,718)       (55,991)
           Increase (decrease) in accrued compensation                            3,943        (52,657)
                                                                            -----------    -----------

           Net cash provided by (used in) operating activities                1,025,051       (315,886)
                                                                            -----------    -----------

Cash flows from investing activities:
    Purchases of fixed assets                                                (1,304,198)      (374,838)
    Acquisition                                                                (700,000)            --
    (Increase) decrease in note receivable from officer                         (22,059)        63,000
    Decrease (increase) in advances to affiliate                                 41,198       (317,310)
                                                                            -----------    -----------

           Net cash used in investing activities                             (1,985,059)      (629,148)
                                                                            -----------    -----------

Cash flows from financing activities:
    Borrowings                                                                  500,000      4,200,000
    Repayment of debt                                                          (278,000)    (4,729,166)
    Financing costs                                                             (24,007)       (96,310)
    Proceeds from stock issuance and exercise of stock options                  224,563             --
                                                                            -----------    -----------

           Net cash provided by (used in) financing activities                  422,556       (625,476)
                                                                            -----------    -----------

           Net decrease in cash and cash equivalents                           (537,452)    (1,570,510)

Cash and cash equivalents at beginning of period                              1,336,886      1,959,617
                                                                            -----------    -----------
Cash and cash equivalents at end of period                                  $   799,434    $   389,107
                                                                            ===========    ===========
Supplemental disclosure:
    Interest paid during the period                                         $   204,919    $   211,204
                                                                            ===========    ===========
    Income tax paid during the period                                       $   244,265    $   199,745
                                                                            ===========    ===========
Noncash activities relating to investing activities:
     Contingent earnout accrued relating to a prior acquisition             $        --    $ 1,500,000
                                                                            ===========    ===========
      Earnout applied to purchase of common stock                           $   218,000    $        --
                                                                            ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                 CoActive Marketing Group, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

                           December 31, 2003 and 2002


(1)      Basis of Presentation
         ---------------------

         The interim financial statements of CoActive Marketing Group, Inc. (the "Company") for the three and nine month periods ended December 31, 2003 and 2002 have been prepared without audit. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three and nine month periods ended December 31, 2003 are not necessarily indicative of the results for a full year.

         On October 29, 2003, a newly formed wholly-owned subsidiary of the Company acquired certain assets and assumed certain liabilities of TrikMedia, Inc., for a purchase price of $885,000, consisting of a cash payment in the amount of $700,000 and the assumption of $185,000 of deferred revenue. The Company has accounted for the acquisition as a purchase whereby the excess of the purchase price over the fair value of net assets acquired, including costs of the acquisition, of approximately $866,000 has been classified as goodwill. Payment of the purchase price was funded from the Company's then available working capital.

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

         The Company's goodwill, which is primarily related to the Company's recent acquisition of TrikMedia and the prior acquisitions of its subsidiaries, and the Company's other intangible asset, which was acquired in fiscal 2002 and consists of an Internet domain name and related intellectual property rights being used in the Company's operations, are no longer amortized but are instead subject to an annual impairment test. The Company has completed its annual impairment review as of March 31, 2003 and no impairment in the recorded goodwill and intangible asset was identified. During the quarter and nine month periods ended December 31, 2003, the Company has not identified any indication of goodwill impairment. Goodwill and the intangible asset will be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded.

(3)      Earnings Per Share
         ------------------

         Options and warrants, which expire through April 30, 2011, to purchase 477,500 shares of common stock at prices ranging from $4.00 to $10.00 and 496,250 shares of common stock at prices ranging from $3.25 to $10.00 per share were outstanding during the three and nine month periods ended December 31, 2003 and 2002, respectively. These options and warrants were excluded from the computation of diluted earnings per share for each period because the exercise prices exceeded the then fair market value of the Company's common stock.

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

(6)      Notes Payable Bank
         ------------------

         On November 24, 2003, the Company's credit agreement with its bank was amended to pursuant to which the Company's revolving loan credit facility was temporarily increased by $500,000 to $4,000,000 until January 31, 2004.

         At December 31, 2003, the Company was not in compliance with three of the financial covenants provided for in the credit agreement; namely,
         (i) the maximum permitted ratio of consolidated senior funded debt to earnings before interest, taxes, depreciation and amortization, (ii) the minimum permitted debt service coverage ratio and (iii) the requirement of no net loss for a fiscal quarter. On February 10, 2004, the bank granted a waiver of the Company's non-compliance with respect to such financial covenants as at December 31, 2003.

         Management believes that its operating results for the fourth quarter and its full fiscal year ending March 31, 2004 will be sufficient to be in compliance with its annual financial covenants in connection with the credit agreement.

(7)      Income Taxes
         ------------

         The provision for income taxes for the three and nine month periods ended December 31, 2003 and 2002 is based upon the Company's estimated effective tax rate for the respective fiscal year.

(8)      Accounting for Stock-Based Compensation
         ---------------------------------------

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

         The following table illustrates the effects on net income and per share data as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock based incentive plans:

                                                              Three Months     Three Months     Nine Months      Nine Months
                                                                 Ended            Ended            Ended            Ended
                                                              Dec. 31, 2003    Dec. 31, 2002   Dec. 31, 2003    Dec. 31, 2002
                                                              -------------    -------------   -------------    -------------
Net (loss) income applicable to common stock                  $    (490,156)   $     874,036   $      69,959    $   1,488,119
Less compensation expense determined under the fair value
method                                                               60,976           16,810         182,928           50,430
                                                              -------------    -------------   -------------    -------------

Adjusted net (loss) income                                    $    (551,132)   $     857,226   $    (112,969)   $   1,437,689
                                                              =============    =============   =============    =============

Net (loss) income per share applicable to common stock:
  Basic                                                       $        (.10)   $         .17   $         .01    $         .30
  Less compensation expense determined under the fair
  value method                                                          .01              .00             .03              .01
                                                              -------------    -------------   -------------    -------------
  Adjusted basic net (loss) income per share                  $        (.11)   $         .17   $        (.02)   $         .29
                                                              =============    =============   =============    =============


Net (loss) income per share applicable to common stock:
  Diluted                                                     $        (.10)   $         .15   $         .01    $         .27
  Less compensation expense determined under the fair
  value method                                                          .01              .00             .03               01
                                                              -------------    -------------   -------------    -------------
Fair value method
  Adjusted diluted net (loss) income per share                $        (.11)   $         .15   $        (.02)   $         .26
                                                              =============    =============   =============    =============

(9)      New Accounting Standards
         ------------------------

In December 2002, SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure (an Amendment of SFAS 123) ("SFAS 148") was issued. SFAS 148 provides alternative methods of transition for making a voluntary change to fair value-based accounting for stock-based compensation. The Company continues to account for its stock option plans under the intrinsic value recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees" and related interpretations. Effective for interim periods beginning after December 15, 2002, SFAS 148 also requires disclosure of pro forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of SFAS No. 123. The Company has adopted the disclosure requirements of this pronouncement. This disclosure requirement did not have an impact on the Company's consolidated results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"),"Consolidation of Variable Interest Entities" with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2002. The effect of this pronouncement did not have an impact on the financial statements of the Company.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after December 15, 2004. The statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. The effect of this pronouncement did not have an impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

                  On October 29, 2003, TrikMedia LLC, a newly formed wholly-owned subsidiary of the Company, acquired certain of the assets and assumed certain of the liabilities of TrikMedia, Inc. for a purchase price in the amount of $885,000, in a transaction accounted for as a purchase by the Company. TrikMedia, Inc., founded in 2000, was a full service media agency engaged in providing digital marketing and advertising services, interactive software development and content creation. Management believes that these services complement and add value to the Company's interactive offerings and provide the Company with the opportunity to increase sales to former clients of TrikMedia as well as to both the Company's existing and prospective clients.

                  Accordingly, the following discussion compares the Company's consolidated results of operations for the three and nine month periods ended December 31, 2003, including the operations of TrikMedia LLC for the three months ended December 31, 2003, to the Company's consolidated results of operations for the three and nine month periods ended December 31, 2002 excluding the operations of TrikMedia LLC. The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

Results of Operations

         The following table presents operating data of the Company, expressed as a percentage of sales for each of the three and nine month periods ended December 31, 2003 and 2002:

                                                                      Three Months Ended               Nine Months Ended
                                                                          December 31,                    December 31,
                                                                   --------------------------      --------------------------
                                                                     2003              2002          2003              2002
                                                                   --------          --------      --------          --------
Statement of Operations Data:
Sales                                                                100.0%            100.0%        100.0%            100.0%
Direct expenses                                                       84.4%             76.9%         80.7%             77.0%
Gross profit                                                          15.6%             23.1%         19.3%             22.9%
Salaries                                                               8.7%              7.2%          8.1%              8.0%
Selling, general and administrative expense                           12.0%              9.0%         10.8%              9.5%
Total operating expenses                                              20.7%             16.2%         18.9%             17.5%
Operating (loss) income                                               (5.2)%             6.9%          0.5%              5.4%
Interest expense, net                                                  0.1%              0.4%          0.3%              0.5%
(Loss) income before (benefit of) provision for income taxes          (5.3%)             8.0%          0.3%              5.4%
(Benefit of ) provision for income taxes                              (2.1%)             3.2%          0.2%              2.2%
Net (loss) income                                                     (3.0%)             5.0%          0.1%              3.3%

         The following table presents operating data of the Company, expressed as a comparative percentage of change for the three and nine month periods ended December 31, 2003 compared to the three and nine month periods ended December 31, 2002 and the three and nine month periods ended December 31, 2002 compared to the three and nine month periods ended December 31, 2001:

                                                                      Three Months Ended               Nine Months Ended
                                                                          December 31,                    December 31,
                                                                   --------------------------      --------------------------
                                                                     2003              2002          2003              2002
                                                                   --------          --------      --------          --------
Statement of Operations Data:
Sales                                                                 (3.9%)            18.1%         10.7%             (1.9%)
Direct expenses                                                        5.5%             20.9%         15.9%              0.3%
Gross profit                                                         (35.4%)             9.7%         (6.7%)            (8.6%)
Salaries                                                              16.2%            (18.2%)        11.1%            (25.2%)
Selling, general and administrative expense                           27.8%              0.4%         25.4%            (15.4%)
Total operating expenses                                              22.7%             (8.8%)        18.9%            (20.2%)
Operating (loss) income                                             (172.1%)           109.1%        (89.5%)            71.9%
Interest expense, net                                                (69.0%)           (34.2%)       (37.3%)           (40.3%)
(Loss) income (benefit of) before provision for income taxes         163.5%            194.1%        (95.0%)           118.7%
(Benefit of) Provision for income taxes                             (161.5%)           193.7%        (89.8%)           118.1%
Net (loss) income                                                   (156.1%)           230.7%        (95.3%)           127.1%

Sales. Sales for the quarter ended December 31, 2003 were $16,632,000, compared to sales of $17,311,000 for the quarter ended December 31, 2002, a decrease of $679,000 after including $4,850,000 and $1,893,000, respectively, of reimbursable costs and expenses. Sales for the nine months ended December 31, 2003 were $49,585,000, compared to sales of $44,788,000 for the nine months ended December 31, 2002, an increase of $4,797,000, after including $13,444,000 and $4,674,000, respectively, of reimbursable costs and expenses. The decrease in sales for the quarter was primarily attributable to the delay in the execution of sizable client contracts which the Company had anticipated being signed in the third quarter. The Company currently expects to realize revenues related to these contracts in the Company's fourth quarter. The increase in sales for the nine months ended December 31, 2003 was primarily attributable to the increase in reimbursable costs and expenses included in sales, whereas, the Company's decrease in sales excluding these reimbursable costs and expenses for the quarter and nine months ended December 31, 2003 was primarily attributable to the delay in the execution of contracts referred to above, together with the continued delay in the launch of a marketing program due to the ongoing grocer's strike in southern California. At any given time, comparative differences in the Company's sales and sales backlog may vary due to timing differences in the receipt of executed contracts from clients with respect to project assignments being finalized.

                  Direct Expenses. Direct expenses for the quarter ended December 31, 2003 were $14,043,000, compared to $13,305,000 for the comparable prior year quarter, an increase of $738,000, after including $4,850,000 and $1,893,000, respectively, of reimbursable cost and expenses. Direct expenses for the nine months ended December 31, 2003 were $39,989,000, compared to $34,503,000 for the comparable prior year nine month period, an increase of $5,486,000, after including $13,444,000 and $4,674,000, respectively, of reimbursable costs and expenses. The increase in direct expenses for the quarter and nine month period was primarily attributable to an increased included amount of reimbursable costs and expenses and to a lesser extent, increased variable direct expenses.

                  The increase in direct expenses as a percentage of sales for both the quarter and for the nine month period ended December 31, 2003 was primarily the result of the aggregate mix of client projects having a lower gross profit margin than the mix of the Company's projects in the quarter and nine month period ended December 31, 2002.

                  Gross Profit. As a result of the changes in sales and direct expenses, the Company's gross profit for the quarter and nine month period ended December 31, 2003 decreased to $2,589,000 and $9,596,000, respectively, from $4,007,000 and $10,285,000 for the quarter and nine month period ended December 31, 2002.

                  Operating Expenses. Operating expenses for the quarter and nine month period ended December 31, 2003 increased by $637,000 and $1,482,000, respectively, and amounted to $3,450,000 and $9,342,000, respectively, compared to $2,813,000 and $7,860,000, respectively, for the quarter and nine month period ended December 31, 2002. The increase in operating expenses for the quarter and nine month period was primarily the result of (i) the increase in salaries and related payroll taxes of $201,000 for the quarter, and $400,000 for the nine month period, and (ii) the increase in selling, general and administrative expenses of $436,000 and $1,082,000 in the respective periods, inclusive of an increase in a provision for bad debts of $120,000 provided for in the quarter. The increase in salaries and related payroll taxes for the quarter ended December 31, 2003 was primarily attributable to an overall increase in level of salaries and the cost of added personnel engaged to support an anticipated increase in the level of operations. The increase in selling, general and administrative expenses for the quarter and nine month periods ended December 31, 2003 were primarily related to the increased level of operations which included increased marketing and selling expenditures.

                  Interest Expense, Net. Net interest expense, consisting of interest expense of $70,000 offset by interest income of $50,000, for the quarter ended December 31, 2003 amounted to $20,000, a decrease of $45,000, compared to net interest expense of $66,000, consisting of interest expense of $67,000 offset by interest income of $1,000 for the quarter ended December 31, 2002. Net interest expense, consisting of interest expense of $205,000 offset by interest income of $65,000, for the nine months ended December 31, 2003 amounted to $140,000, a decrease of $84,000, compared to net interest expense of $224,000, consisting of interest expense of $229,000 offset by interest income of $5,000, for the nine months ended December 31, 2002. The decrease in interest expense for the quarter and nine month period ended December 31, 2003 was primarily related to the interest charged by the Company on advances to its affiliate .

                  (Benefit of) Provision for Income Taxes. The provision for federal, state and local income taxes for the quarters and nine month periods ended December 31, 2003 and 2002, were based upon the Company's estimated effective tax rate for the respective fiscal years.

                  Equity in Income of Affiliate. For the quarter ended December 31, 2003, the Company recorded $48,000 as it share of income from its 49% equity investment in MarketVision, compared with $43,000 recorded as its share of income for the quarter ended December 31, 2002. For the nine months ended December 31, 2003, the Company recorded $47,800 as its share of income from its 49% equity investment in MarketVision, compared with $12,500 recorded as its share of such income for the nine month ended December 31, 2002.

                  Net (Loss) Income. As a result of the items discussed above, net (loss) income for the quarter and nine month period ended December 31, 2003 was $(490,000) and $70,000 respectively, compared to net income $874,000 and $1,488,000 respectively, for the prior year quarter and nine month period ended December 31, 2002.

Liquidity and Capital Resources.

                  On October 31, 2002, the Company entered into a Credit Agreement (the "Credit Agreement") with Signature Bank (the "Lender") pursuant to which the Company obtained a $3,000,000 term loan (the "Term Loan") and a $3,000,000 three year revolving loan credit facility (the "Revolving Loan", and together with the Term Loan, the "Loans"). The principal amount of the Term Loan is repayable in equal installments over 48 months, with the final payment due October 30, 2006. Interest on the Loans is due on a monthly basis at an annual rate equal to the Lender's prime rate plus .25% with respect to Revolving Loans and .50% with respect to the Term Loan (4.25% and 4.5% respectively, at December 31, 2003). On July 18, 2003, the Credit Agreement was amended pursuant to which the revolving loan credit facility was increased by $500,000 to $3,500,000. To provide for anticipated near term additional working capital needs, on November 24, 2003, the Credit Agreement was further amended pursuant to which the revolving loan credit facility was temporarily increased by $500,000 to $4,000,000 until January 31, 2004. Such additional $500,000 was borrowed on November 24, 2003 and pursuant to the amendment, the Company repaid such amount on January 29, 2004.

                  At December 31, 2003, the Company was not in compliance with three of the financial covenants of the Credit Agreement, namely: (i) the maximum permitted ratio of consolidated senior funded debt to earnings before interest, taxes, depreciation and amortization, (ii) the minimum permitted debt service coverage ratio and (iii) the requirement of no net loss for a fiscal quarter. The Company expects to be in compliance with its financial covenants with respect to its year ending March 31, 2004, although there can be no assurance in this regard. On February 10, 2004, the bank granted a waiver of the Company's non-compliance with respect to such financial covenants as at December 31, 2003.

                  At December 31, 2003, the Company had cash and cash equivalents totaling $799,000, a working capital deficit of $2,071,000, outstanding bank loans of $5,672,000 with no additional availability under the Revolving Loan, outstanding subordinated debt of $425,000 and stockholders' equity of $16,115,000. In comparison, at March 31, 2003, the Company had cash and cash equivalents of $1,337,000 and a working capital deficit of $718,000, outstanding bank loans of $5,250,000 with no additional availability under the Revolving Loan, outstanding subordinated debt of $625,000 and stockholders' equity of $15,821,000. The $1,353,000 increase in working capital deficit at December 31, 2003 compared with March 31, 2003 resulted in part from increased Revolving Loan borrowings and increases in deferred revenues, accounts payable and the current portion of bank debt and accrued job costs, offset by an increase in unbilled contracts in progress at December 31, 2003.

                  For the nine months ended December 31, 2003, the Company's activities were funded from working capital and Revolving Loan borrowings under the Credit Agreement. These funded activities included a final earnout payment of $376,000 in connection with the Company's acquisition of U.S. Concepts, a payment of $700,000 for the acquisition of TrikMedia LLC, and expenditures of $1,304,000 for fixed assets consisting of equipment, leasehold improvements and furniture and fixtures, a significant amount of which relates to the Company's relocation of its New York City office. As a result of these expenditures and delay in the execution of anticipated client contracts, the Company's working capital availability is currently constrained. The Company intends to replenish its working capital availability by securing additional longer term financing, although there can be no assurance that such financing can be obtained or upon what terms and costs such financing would be available. The failure of the Company to secure required additional financing could have a material adverse effect on its operations.

                  For the nine months ended December 31, 2003: (A) cash provided by operating activities was $1,025,000, due principally to the net effect of the aggregate of net income of $70,000, the non-cash charges for depreciation and amortization of $582,000, deferred income taxes of $(192,180) and the provision for bad debt expense of $142,000, increases of $741,000, $445,000 and $412,000, respectively, in deferred revenue, accounts payable and accrued job costs, offset by increases in accounts receivable of $88,000, $828,000 in unbilled contracts in progress and $144,000 in prepaid expenses and other assets; (B) cash used in investing activities amounted to $1,985,000, as a result of $1,304,000 used to purchase fixed assets and $700,000 for the TrikMedia acquisition; and (C) cash provided by financing activities of $423,000, primarily $225,000 from the issuance of stock plus additional net borrowings of $222,000. As a result of the net effect of the aforementioned, the Company's cash and cash equivalents at December 31, 2003 decreased by $537,000.

Other Matters.

                  On January 26, 2004, Brian Murphy, a director of the Company, and the chief executive officer of the Company's U.S. Concepts subsidiary, purchased from the Company 150,000 share of a newly designated class of the Company's Preferred Stock for an aggregate purchase price of $600,000. Thereafter, on February 9, 2004, the Company sold an aggregate of 412,000 shares of the Company's Common Stock, at a price of $2.50 per share, to five individuals, consisting of the Company's President and Chief Executive Officer, three of the Company's other directors and an officer of one of the Company's subsidiaries, resulting in an additional $1,030,000 of cash proceeds to the Company. In connection with such sale of Common Stock, and pursuant to the terms upon which Mr. Murphy purchased the shares of Preferred Stock described above,

Mr. Murphy was issued an additional 240,000 shares of Common Stock in exchange for the cancellation of such shares of Preferred Stock. Notwithstanding the foregoing financings, the Company anticipates that it will have to secure additional financing to meet its working capital requirements. The sale of these securities was made in a private offering under Section 4(2) of the Securities Act of 1933, as amended, has not been registered under such Act and such securities may not be offered or sold in the United States in the absence of an effective registration statement or an exemption from applicable registration requirements.

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

                  On October 29, 2003, a newly formed wholly-owned subsidiary of the Company purchased certain assets and assumed certain liabilities of TrikMedia, Inc. for a purchase price in the amount of $885,000. TrikMedia, founded in 2000, was a full service multimedia agency engaged in providing digital marketing and advertising services, interactive software development and content creation. These services will now be provided by the Company to former clients of TrikMedia. The Company believes that this acquisition will provide it with capabilities that complement and add value to the Company's existing interactive service offerings, and will provide the Company with the opportunity to increase sales to both existing and prospective clients.

Outlook.

                  The Company expects net income for its fourth quarter ending March 31, 2004 will be substantially improved over the net income as compared to its fourth fiscal quarter ended March 31, 2003. However, the Company does not expect to meet the guidance previously provided for the fiscal year.

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

                                       COACTIVE MARKETING GROUP, INC.



Dated: February 10, 2004               By: /s/ JOHN P. BENFIELD
                                           -------------------------------------
                                           John P. Benfield, President
                                           (Principal Executive Officer)
                                           and  Director



Dated: February 10, 2004               By: /s/ DONALD A. BERNARD
                                           -------------------------------------
                                           Donald A. Bernard, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Accounting and Financial
                                           Officer) and Director

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