Form 10-K
period 2004-03-31
COACTIVE MARKETING GROUP INC
filed 2004-07-22
CIK 886475

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


For the fiscal year ended MARCH 31, 2004

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

                    Yes [ ]                           No [X]

As of September 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $19,298,935.

As of July 12, 2004, 5,941,856 shares of Common Stock, $.001 par value, were outstanding.

                       Documents Incorporated by Reference

            Document                        Part of 10-K into which incorporated
            --------                        ------------------------------------

Definitive Proxy Statement relating to
Registrant's 2004 Annual Meeting of Stockholders            Part III


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

Item 1.  Business.
------   --------

General Introduction

                  CoActive Marketing Group, Inc. ("CoActive"), through its wholly-owned subsidiaries, Inmark Services LLC ("Inmark"), Optimum Group LLC ("Optimum"), U.S. Concepts LLC ("U.S. Concepts"), and TrikMedia LLC ("TrikMedia"), together the "Company", with its affiliate Garcia Baldwin, Inc. doing business as MarketVision ("MarketVision"), is a full service multicultural marketing, sales promotion and interactive media services and e-commerce provider organization which designs, develops and implements turnkey customized national, regional and local consumer and trade promotion programs principally for Fortune 500 consumer product companies. The Company's programs are designed to enhance the value of its clients' budgeted expenditures and achieve, in an objectively measurable way, its clients' specific marketing and promotional objectives which include reinforcement of product brand recognition and providing incentives which generate near term sales. Having developed a wide variety of specialties, the Company is a multi-disciplined agency.

                  The full range of marketing and sales promotional services offered by the Company consists of strategic marketing, creative services, broadcast and print media, direct marketing, multicultural marketing, event marketing, entertainment marketing, in-store sampling and merchandising, Internet web site designing and hosting, e-commerce tools, electronic sales tools and computer based training. By providing a wide range of programs and services, the Company affords its clients a total solutions resource for strategic planning, creative development, production, implementation and sales training aids, including in-store and special event activities, and enhanced product brand name recognition on a multicultural basis.

                  CoActive was initially formed under the laws of the State of Delaware in March 1992. Its principal offices are located at 415 Northern Boulevard, Great Neck, New York 11021, and its telephone number is 516-622-2800.

                  The Company began to engage in its current operations on September 29, 1995 upon consummation of a merger transaction as a result of which Inmark, then a New York corporation, became a wholly-owned subsidiary of CoActive and the management of Inmark became the executive management of the Company. Previously, CoActive had been engaged in unrelated activities which were discontinued in June 1993. CoActive provides its consumer products clients with a full range of promotional programs that are designed to target both a client's sources of distribution and the retail consumer with the intent of increasing in-store displays and purchases of the client's product as well as enhanced product and brand recognition.

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

                  On December 29, 1998, U.S. Concepts, a Delaware corporation and wholly-owned subsidiary of the Company acquired the business of U.S. Concepts, Inc., a New York corporation. The U.S. Concepts business, founded in 1983, provides event marketing, entertainment marketing and in-store promotion services which include brand creating and execution of special fully turnkey production of concerts, tours and festivals, sales driven sampling, demonstration programs and events. These services complement and integrate with the other services provided by the Company. U.S. Concepts assists clients with the expertise and manpower to reach target customers where they live, shop, play and study in a manner that integrates client brands directly with customer lifestyles.

                  On February 27, 2001, the Company acquired 49% of the shares of capital stock of MarketVision which is a minority owned, predominately Hispanic, ethnically oriented promotion agency headquartered in San Antonio, Texas. The MarketVision acquisition had been accounted for as an equity investment on the Company's consolidated balance sheet through the Company's fiscal year ended March 31, 2003. Pursuant to the equity method of accounting, the Company's balance sheet carrying value of the investment was periodically adjusted to reflect the Company's 49% interest in the operations of MarketVision. Effective in the fourth quarter of fiscal year ended March 31, 2004, pursuant to the adoption of Financial Accounting Standards Board's ("FASB") Interpretation ("FIN") No. 46 (revised 2003), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51," the operations and financial statements of MarketVision for the year ended March 31, 2004 are included in the consolidated financial statements of the Company. The MarketVision business, founded in 1998, provides marketing and promotional services comparable to those provided by the Company with an emphasis on increasing sales of its clients' products in the Hispanic community.

                  On October 29, 2003, TrikMedia LLC, a newly formed wholly-owned subsidiary of the Company acquired certain of the assets and assumed certain of the liabilities of TrikMedia, Inc. for a purchase price in the amount of $885,000, in a transaction accounted for as a purchase by the Company. The TrikMedia business, founded in 2000, is a full service media agency engaged in providing digital marketing and advertising services, interactive software development and content creation. These services complement and add value to the Company's interactive offerings.

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

o specifically created "account specific" and/or "co-marketing programs" which target the participation and cooperation of a specific retail chain, group or groups of retailers or other sources of distribution (the "Trade") to attain results in the form of increased in-store product displays, related consumer purchases and product brand recognition;

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

o implementing turnkey training and incentive programs, which provide detailed documentation, program manuals, artwork, the training of a client's marketing and sales staffs;

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

                  Promo Magazine's Annual Report of the U.S. Promotion Industry reported estimated promotional marketing spending of $288.3 billion in 2003 (an increase of 9.7% compared with 2002) consisting of industry revenues segmented as follows: Event Marketing, Premiums/Incentives, Retail (Point of Purchase) In-Store Services, Sponsorship, Coupons, Licensing, Specialty Printing, Fulfillment, Agency Net Revenues, Interactive, Games/Contests/Sweepstakes, Sampling, Direct Mail to Consumer, and Loyalty Marketing. Historically, most of the industry's annual revenues originate from specific assignments on a project by project basis from continuing client relationships. As the credibility and recognized value of integrated marketing and promotional services tend to increase, a number of clients are designating more promotion and related specialty marketing firms as their specific promotion agency of record thereby establishing the designated agency as an exclusive promotion service supplier.

                  The Company's Programs. The Company believes that it is well positioned to meet the increasing demands of consumer product manufacturers by offering a wide range of customized, rather than "off the shelf", promotional programs. These programs provide turnkey implementation and utilize creative development tools, sales support, relationships with media outlets, event and entertainment genres and sponsorship, the Internet and other forms of visual communications, promotional products and activities, and administrative services. The Company's services are supported with an innovative management information system to gather, monitor, track and report the implementation status of each program. The Company's ability to capture data regarding sales activity and Trade acceptance of a particular program on a real time basis enables the Company and its clients to continually monitor and adjust the program to maximize its effectiveness. The Company's promotional program may promote a client's products on a uniform basis nationwide or may be tailored for a particular regional or local market for a specific product. A program, localized for specific markets or products, can be coordinated with respect to both timing and expenditure, to run simultaneously with individual and customized programs nationwide.

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

                  Customers. The Company's principal clients are packaged goods and other consumer products manufacturers, generally among the Fortune 500, which are actively engaged in promoting their products both to the Trade and to consumers. The Company's clients include, among others, The Procter & Gamble Company, General Motors, Diageo North America, Inc., Starkist Seafood Company, Schieffelin & Somerset Co., Kelly Moore Paints, Ethicon Endo-Surgery, Inc., The Scotts Company, The Valvoline Company, Heinz North America, Old Navy, Inc., Pfizer Corp., Coty Rimmel, College Television Network, Fresh Express, Inc., Nintendo, Kikkoman International, Inc., Schick Manufacturing Inc. and Lowes Companies, Inc. For the fiscal years ended March 31, 2004, 2003 and 2002, the Company had one client, Schieffelin & Somerset Co., which accounted for approximately 29.9%, 34.8% and 29.6%, respectively, of its revenues, inclusive of 21.0%, 19.2% and 13.6%, respectively, of revenues attributable to reimbursable costs and expenses for such client pursuant to the adoption of accounting standard EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, in the fourth quarter of fiscal 2002 (see "Management Discussion and Analysis of Financial Condition and Results of Operations-Adoption of Recent Accounting Standards"). At March 31, 2004, 2003 and 2002, this client accounted for 35%, 38% and 13%, respectively, of accounts receivable. In addition, for the fiscal year ended March 31, 2004, the Company had another client, Diageo North America, Inc., which accounted for approximately 13% of revenues, inclusive of 4.6% of revenues attributable to reimbursable costs and expenses. At March 31, 2004, this client accounted for 12% of accounts receivable.

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

Employees

                   The Company currently has 246 full-time and 2,447 utilized as needed part-time employees, including 26 full-time employees involved in sales, 164 full-time and 2,445 part-time employees in marketing support, program management and in-store sampling and demonstration, 31 full-time employees in interactive and information technology and 25 full-time employees in finance and administration. None of the Company's employees is represented by a labor organization and the Company considers the relationships with its employees to be good.

Risk Factors

                  Outstanding Indebtedness; Security Interest. At March 31, 2004, loans outstanding under the Company's credit agreement with its lender (the "Credit Agreement") amounted to $4,984,500 and the Company had no borrowing availability under the Credit Agreement revolving credit facility. As security for all its obligations under the Credit Agreement, the Company granted the lender a first priority security interest in all of its assets. In the event of default under the Credit Agreement, at the lender's option, (i) the principal and interest of the loans and all other obligations under the Credit Agreement will immediately become due and payable, and (ii) the lender may exercise its rights and remedies provided for in the Credit Agreement and the related Security Agreements, the rights and remedies of a secured party under the Uniform Commercial Code, and all other rights and remedies that may otherwise be available to it under applicable law. At December 31, 2003, the Company was not in compliance with three of the financial covenants of the Credit Agreement, and on February 10, 2004, the bank granted a waiver of the Company's non-compliance with respect to such financial covenants as at December 31, 2003. At March 31, 2004, the Company was again not in compliance with the financial covenants in the Credit Agreement; namely, the maximum permitted ratio of consolidated senior funded debt to earnings before interest, taxes, depreciation and amortization, the minimum permitted debt service coverage ratio and the requirement of no net loss for a fiscal quarter. On July 22, 2004 the bank waived the Company's defaults arising as a result of such noncompliance and entered into an Amended and Restated Credit Agreement with the Company, pursuant to which, among other things, the financial covenants were amended with respect to future periods. Although the Company expects that it will comply with such amended financial covenants, there can be no assurance in such regard.

                  Need for Additional Funding. At March 31, 2004, the Company had no borrowing availability under its revolving line of credit. To satisfy cash requirements during Fiscal 2004, the Company issued 652,000 shares of its common stock to certain directors and officers to raise $1,630,000, and temporarily increased its revolving loan facility by $500,000. The Company may have to seek additional outside funding sources in the future to satisfy working capital requirements if operations do not produce the level of revenue required to operate the Company's business. There can be no assurance that outside funding will be available to the Company at the time it is needed or in the amount necessary to satisfy the Company's needs, or, that if such funds are available, they will be available on terms that are favorable to the Company. If the Company is unable to secure financing when needed, its businesses may be adversely affected. If the Company issues additional shares of common stock or securities convertible into common stock in order to secure additional funding, current stockholders may experience dilution of their ownership. In the event the Company issues securities or instruments other than common stock, the Company may be required to issue such instruments with greater rights than those currently possessed by holders of common stock.

                  Recent Loss. The Company sustained a net loss of approximately $2,745,000 for Fiscal 2004. This loss was due in part to the unpredictable revenue patterns associated with the Company's business, as described below. Although the Company expects to be profitable for Fiscal 2005, there can be no assurance in such regard or with respect to future periods.

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

Item 2.  Properties.
------   ----------

                The Company has the following leased facilities:

                                                                           Square        Annual
            Facility                                Location                Feet        Base Rent
-----------------------------------------   --------------------------    --------      ---------
Principal office of CoActive and
principal and sales office of Inmark        Great Neck, New York            16,700       $338,000

Principal and sales office of Optimum (1)   Cincinnati, Ohio                17,000       $160,000

Principal and sales office of
U.S. Concepts (2)                           New York, New York              33,200       $752,000

Principal office of MarketVision            San Antonio, Texas               4,400       $ 57,000

Other sales offices of
Inmark, Optimum                             Chicago, Illinois                5,000
and U.S. Concepts                           Los Angeles, California          1,000
                                            San Francisco, California          900
                                            Irvine, California               1,400
                                            Birmingham, Alabama                100
                                                                           -------
                                            Total                            8,400       $123,000

Warehouses of Optimum                       San Francisco, California          800
and U.S. Concepts used                      Los Angeles, California          1,000
for storage of promotional items            New York, New York               1,000
                                            Miami Beach, Florida             1,300
                                            Houston, Texas                     350
                                            Southfield, Michigan               350
                                            Chicago, Illinois                5,500
                                                                           -------
                                            Total                           10,300       $128,000

(1) The Company leases this facility at an annual rental of $160,000 from Thomas Lachenman, a director of the Company and the former owner of Optimum Group, Inc. This lease expires in December 2010.

(2) Represents a new lease with rent which commenced on July 1, 2003, in replacement of a lease for 11,500 square feet with an annual base rent of $368,000 which terminated on August 31, 2003.

With the exception of the principal office leases for Great Neck, New York, Cincinnati, Ohio, San Antonio, Texas and New York, New York, which at March 31, 2004 have remaining terms of five years, six years, four years and eleven years, respectively, each of the Company's other facility leases are short term and renew annually. For a summary of the Company's minimal rental commitments under all non-cancelable operating leases as of March 31, 2004, see note 6 to the Notes to Consolidated Financial Statements.

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

                                         Common Stock
                                    ---------------------
                                    High              Low
                                    ----              ---
Fiscal Year 2003
----------------
First Quarter                       2.690            1.600
Second Quarter                      2.150            0.950
Third Quarter                       2.990            1.450
Fourth Quarter                      3.040            1.960

Fiscal Year 2004
----------------
First Quarter                       3.700            1.900
Second Quarter                      4.950            2.750
Third Quarter                       4.900            2.640
Fourth Quarter                      3.490            2.230

                  On June 10, 2004, there were 5,941,856 shares of CoActive Common Stock outstanding, approximately 63 shareholders of record and approximately 700 beneficial owners of shares held by a number of financial institutions.

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

Equity Compensation Plan Information

                  The following table sets forth information with respect to equity compensation plans (including individual compensation arrangements) of the Company as of March 31, 2004.

                                                                             Number of securities
                           Number of securities                              remaining available for
                           to be issued upon         Weighted average        future issuance under
                           exercise of outstanding   exercise price of       equity compensation plans
                           options, warrants         outstanding options,    (excluding securities
Plan category              and rights                warrants and rights     reflected in column (a))
-------------              -----------------------   --------------------    -------------------------
Equity compensation
plans approved by
security holders                2,130,229                  $2.46                     40,000

Equity compensation
plans not approved
by security holders                75,000                  $4.00                         --
                              -------------             -----------               -------------

          Total                 2,205,229                  $2.51                     40,000
                              =============             ===========               =============

Item 6.  Selected Financial Data.
------   -----------------------

                  The selected financial data reported below has been derived from the Company's audited financial statements for each fiscal year ended March 31 within the five year period ended March 31, 2004. The selected financial data reported below should be read in conjunction with the consolidated financial statements and related notes thereto and other financial information appearing elsewhere herein.

                                                                                                                       Year Ended
                                               Year Ended        Year Ended        Year Ended        Year Ended         March 31,
                                             March 31, 2000    March 31, 2001    March 31, 2002    March 31, 2003        2004(1)
                                             --------------    --------------    --------------    --------------    --------------
Statement of Operations Data:
Sales (2)                                    $   46,379,282    $   58,609,347    $   59,264,617    $   59,956,204    $   69,715,457
Gross Profit                                     11,408,595        15,043,084        15,053,122        13,699,763        13,585,766
Income (Loss) before Cumulative Effect
of Change in Accounting Principle,
Provision (Benefit) for Income Taxes,
Equity in Loss of Affiliate and
Minority Interest in the Net Income of
Consolidated Subsidiary                          (1,382,476)        1,465,412         1,637,082         2,974,258          (490,120)
(Benefit) Provision for Income Taxes               (508,774)          583,382           708,818         1,189,676           (33,008)
Equity in Loss of Affiliate                              --                --           (18,000)          (11,500)               --
Net Income (Loss) before Cumulative
Effect of Change in Accounting
Principle for Revenue Recognition and
Minority Interest in the Net Income of
Consolidated Subsidiary                            (873,702)          882,030           910,264         1,773,082          (457,112)
Cumulative Effect of Change in
Accounting Principle for Revenue
Recognition, Net of Income Taxes (3)(4)                  --          (502,800)               --                --        (2,182,814)
Minority Interest in the Net Income
of Consolidated Subsidiary                               --                --                --                --          (105,359)
Net (Loss) Income                                  (873,702)          379,230           910,264         1,773,082        (2,745,285)
Net (Loss) Income per Common and Common
Equivalent Share before Cumulative Effect
of Change in Accounting Principle for
Revenue Recognition:
Basic                                        $         (.19)   $          .18    $          .18    $          .35    $         (.11)
Diluted                                      $         (.19)   $          .16    $          .17    $          .32    $         (.11)
Cumulative Effect of Change in
Accounting Principle for Revenue
Recognition:
Basic                                                    --    $         (.10)               --                --    $         (.41)
Diluted                                                  --    $         (.09)               --                --    $         (.41)
Net Income (Loss):
Basic                                        $         (.19)   $          .08    $          .18    $          .35    $         (.52)
Diluted                                      $         (.19)   $          .07    $          .17    $          .32    $         (.52)
Pro Forma Amounts Assuming the Change
in Accounting Principle for Revenue
Recognition is Applied Retroactively:
Net Income (Loss)                                   727,828           796,496         1,128,478           224,679          (562,471)
Net Income (Loss) per Common Share:
Basic                                        $          .16    $          .16    $          .22    $          .04    $         (.11)
Diluted                                      $          .13    $          .15    $          .21    $          .04    $         (.11)


                                                  March 31,         March 31,         March 31,         March 31,          March 31,
                                                    2000              2001              2002              2003              2004(5)
                                                  ---------         ---------         ---------         ---------          ---------
Balance Sheet Data:
Working Capital (Deficiency)                     (1,671,668)       (3,877,534)       (2,749,170)         (718,147)       (4,683,066)
Total Assets                                     36,196,610        35,004,400        36,872,138        39,098,698        40,696,697
Current Debt                                      3,325,000         2,983,333         2,358,333         1,375,000         1,875,000
Long-Term Debt                                    6,160,000         3,801,667         3,333,333         4,500,000         3,534,500
Total Liabilities                                23,490,282        21,886,012        22,831,586        23,277,864        25,518,867
Stockholders' Equity                             12,706,328        13,118,388        14,040,552        15,820,834        15,177,830

(1) Includes the operations of the Company and the operations of TrikMedia, which was acquired on October 29, 2003, for the five months ended March 31, 2004, and the operations of MarketVision, which is accounted for as a variable interest entity, for the year ended March 31, 2004, pursuant to Company's adoption of Financial Accounting Standards Board's ("FASB") Interpretation ("FIN") No. 46 (revised 2003), "Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51," as the Company has determined that it is the primary beneficiary of MarketVision.

(2) Restated for the years ended March 31, 2000, 2001 and 2002 to reflect the adoption of EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF 01-14"). EITF 01-14 requires reimbursements received for "out-of-pocket" expenses to be characterized as revenues. The resulting costs are now recorded as direct expenses resulting in no change in gross profit but a decrease in gross profit margins. The impact of the Company's adoption of EITF 01-14 was to increase revenues and direct expenses by $5,794,323, $9,841,290, $8,208,694, $11,669,664 and $18,088,851 for the years ended March 31, 2000,
     2001, 2002, 2003 and 2004, respectively.

(3) For the year ended March 31, 2001, the cumulative effect of change in accounting principle for revenue recognition is a one-time non-cash charge relating to the Company's adoption of Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 was issued by the Securities and Exchange Commission ("SEC") in December 1999. SAB 101 provides guidance related to revenue recognition policies based on interpretations and practices followed by the SEC. The impact of the Company's adoption of SAB 101 was to defer revenue recognition and the related expense for certain portions of revenue and expense previously recognized by the Company under its project arrangements with its clients into future accounting periods.

(4) For the year ended March 31, 2004, the cumulative effect of change in accounting principle for revenue recognition is a one-time non-cash charge relating to the Company's adoption of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21") issued in May 2003. The Company adopted the provisions of EITF 00-21 effective April 1, 2003, the beginning of the Company's fiscal year ended March 31, 2004. EITF 00-21 provides guidance related to revenue recognition with respect to contracts with multiple revenue generating activities. The impact of the Company's adoption of EITF 00-21 was to defer revenue recognition and the related expense for certain portions of revenue and expense previously recognized by the Company under its project arrangements with its clients into future accounting periods.

(5) Includes the accounts of MarketVision, pursuant to the Company's adoption of FIN 46.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
------   of Operations.
         -----------------------------------------------------------------------


Forward Looking Statements.

                  This report contains forward-looking statements which the Company believes to be within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company's expectations include but are not limited to those described above in "Risk Factors". Other factors may be described from time to time in the Company's public filings with the Securities and Exchange Commission, news releases and other communications. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

                  Fiscal 2004 was a difficult year during which the Company's expectations were not met. Independent of the effect of a non-cash charge taken as a result of a change in accounting principle, the Company had a net loss of $562,000 culminating primarily from the combined impact of (i) lower than expected sales volume, due in part to a delay in the implementation of marketing programs as a result of a grocers' strike in southern California which was recently settled, and (ii) increased operating expenditures related to added personnel, and increased spending for advertising and marketing in anticipation of increased sales volume. Following the settlement of the strike, a number of contracts that had been delayed have been entered into, and related revenues are expected to be recognized in Fiscal 2005. In addition, to better align and maintain the cost of the Company's operations with sales levels, management initiated cost saving measures during Fiscal 2004 by cutting back on personnel and reducing other operating costs. Sales are expected to improve in Fiscal 2005, and, coupled with the full impact of the reduction in costs initiated during Fiscal 2004, the Company expects to realize a profit for Fiscal 2005.

                  In Fiscal 2004, to further enhance the performance of its interactive activities, the Company acquired TrikMedia, a full service multimedia agency engaged in providing complementary digital marketing and advertising services, interactive software development and content creation.

                  During Fiscal 2004, the Company's working capital was constrained due to the funding of the TrikMedia acquisition, together with expenditures for fixed assets, incurred in connection with the relocation of the Company's New York City office, and increased operating expenses. Between January and February 2004, to provide added working capital, the Company raised $1,630,000 through sales of its capital stock to a group of its directors and an officer of one of its subsidiaries.

                  At March 31, 2004, the Company was not in compliance with three of the financial covenants of its Credit Agreement. On July 22, 2004, the bank waived the Company's noncompliance with such financial covenants and, as described further under "Liquidity and Capital Resources" below, entered into an Amended and Restated Credit Agreement with the Company, pursuant to which, among other things, such financial covenants were amended for future periods.

                  The following information should be read together with the consolidated financial statements and notes thereto included elsewhere herein.

Adoption of Accounting Standards

                  The Company adopted EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") in the fourth quarter of Fiscal 2004. EITF 00-21, which became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. Prior to the adoption of EITF 00-21, the Company recognized revenue on its broadcast media and special event contracts on the percentage-of-completion method over the life of the contract as identifiable phases of services, such as concept creation and development, media purchase, production, media airing and event execution occurred. Under that method, the Company generally recognized a portion of revenues attributable to those contracts upon signing by the Company's clients. Pursuant to EITF 00-21, the Company now recognizes all of the contract's revenue as the media is aired and the events take place, without regard to the timing of the contracts' signing or when cash is received under these contracts. The adoption of EITF 00-21 (effective April 1, 2003) resulted in a non-cash charge reported as a cumulative effect of a change in accounting principle of $2,183,000. The pro forma amounts presented in the consolidated statements of operations were calculated assuming the change in accounting principal was made retroactively to all years presented. For Fiscal 2004, the adoption of EITF 00-21 resulted in an increase in sales of $2,479,000 and an increase in direct expenses of $1,639,000. After giving effect to the implementation of EITF 00-21 and before the cumulative effect of the change in method of accounting for revenue recognition, the Company had a net loss of $(562,000) or $(.11) per common share for Fiscal 2004.

                  In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"),"Consolidation of Variable Interest Entities" with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. The provisions regarding implementation dates were revised by FIN 46 (revised) ("FIN 46R"). The consolidation requirements of FIN 46R apply to variable interest entities in the first year or interim period ending after March 15, 2004. Effective in the fourth quarter of Fiscal 2004, the Company adopted FIN 46R as it relates to the activities of its MarketVision affiliate. Accordingly, the operations and financial statements of MarketVision for the year ended March 31, 2004 are included in the consolidated financial statements of the Company, whereas for prior fiscal years, under the equity method of accounting, the Company reported its investment in MarketVision as adjusted for its share of net income or loss in the Company's financial statements. The effect of the Company's adoption of FIN 46 did not impact the Company's net loss.

                  Effective in the fourth quarter of Fiscal 2002, the Company adopted EITF 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" ("EITF 01-14"). EITF 01-14, which became effective in the fourth quarter of Fiscal 2002 (and requires retroactive application), requires reimbursements received for "out-of-pocket" expenses to be characterized as revenues. The resulting costs are now recorded as direct expenses resulting in no change in gross profit but a reduction in gross profit margins. The impact of the Company's adoption of EITF 01-14 was to increase revenues and direct expenses by $5,794,323, $9,841,290, $8,208,694, $11,669,664 and $18,088,851 for the years ended March 31, 2000, 2001, 2002, 2003 and 2004, respectively.

                  Effective in the fourth quarter of its fiscal year ended March 31, 2001 ("Fiscal 2001"), the Company changed its method of accounting for revenue recognition in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Previously, the Company had recognized revenue relating to certain promotional projects in accordance with a client's written letter of authorization instructing the Company to proceed with a project's required services. In most instances, the letters of authorization contained language which provided that the letter would be followed by a definitive contract incorporating the terms of the letter of authorization. Under the then new accounting method adopted retroactively to April 1, 2000, as modified by the Company's adoption of EITF 00-21, absent payment for services actually rendered, the Company will not recognize revenue without receipt of a definitive contract executed by its clients. The cumulative effect of the change in accounting principle on prior years resulted in an after tax charge to income of $502,800, which is included in the net income for the fiscal year ended March 31, 2001.

Significant Customers

                  For the fiscal year ended March 31, 2004 ("Fiscal 2004"), the Company had one client, Schieffelin & Somerset Co., which accounted for approximately 29.9% of its revenues, inclusive of, pursuant to the adoption of accounting standard EITF 01-14, approximately 21.0% of revenues attributable to reimbursable costs and expenses for such client. In comparison, for the fiscal year ended March 31, 2003 ("Fiscal 2003"), the same client accounted for 34.8% of the Company's revenues, inclusive of, pursuant to the adoption of accounting standard EITF 01-14, approximately 19.2% of revenues attributable to reimbursable costs and expenses for such client. At both March 31, 2004 and 2003, the same client accounted for 35% and 38%, respectively, of accounts receivable. In addition, at March 31, 2004, the Company had another client which accounted for approximately 13% of its revenues, inclusive of 4.6% of revenues attributable to reimbursable costs and expenses, and 12% of its accounts receivable. To the extent the Company's sales are dependent on one client or a limited concentration of clients, and such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise should such client or clients reduce their budgets allocated to the Company's activities.

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

Revenue Recognition

                  The Company's revenues are generated from projects subject to contracts requiring the Company to provide its services within specified time periods generally ranging up to twelve months. As a result, on any given date, the Company has projects in process at various stages of completion. Depending on the nature of the contract, revenue is recognized as follows: (i) on time and material service contracts, revenue is recognized as services are rendered and the costs are incurred; (ii) on fixed price retainer contracts, revenue is recognized on a straight-line basis over the term of the contract; (iii) on fixed price multiple services contracts, revenue is recognized over the term of the contract for the fair value of segments of the services rendered which qualify as separate activities or delivered units of service, to the extent multi-service arrangements are deemed inseparable, revenue on these contracts is recognized as the contracts are completed. The Company's business is such that progress towards completing projects may vary considerably from quarter to quarter.

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

                  In many instances, revenue recognition will not result in related billings throughout the duration of a contract due to timing differences between the contracted billing schedule and the time such revenue is recognized. In such instances, when revenue is recognized in an amount in excess of the contracted billing amount, the Company records such excess on its balance sheet as unbilled contracts in progress. Alternatively, on a scheduled billing date, should the billing amount exceed the amount of revenue recognized, the Company records such excess on its balance sheet as deferred revenue. In addition, on contracts where costs are incurred prior to such contracts revenue recognition, the Company records such costs on its balance sheet as deferred contract costs.

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

                  The Company's goodwill consists of the cost in excess of the fair market value of the acquired net assets of its subsidiary companies, Inmark, Optimum, U.S. Concepts, MarketVision and TrikMedia, which have been identified as the Company's reporting units. The Company also has an intangible asset consisting of an Internet domain name and related intellectual property. At March 31, 2004, the Company's balance sheet reflected goodwill in the amount of approximately $19,896,000 and an intangible asset (the domain name) in the amount of $200,000. In accordance with SFAS 142, the Company did not amortize goodwill or intangible assets in Fiscal 2004 and 2003 and will not do so in future periods. Prior to Fiscal 2003, the Company amortized goodwill on a straight-line basis over a period of twenty five years, recording goodwill amortization expense of approximately $1,042,000 for the year ended March 31, 2002.

                  The Company has completed its annual impairment review for each reporting unit as of March 31, 2004 and no impairment in the recorded goodwill was identified. Goodwill will be tested annually at the end of the fiscal year to identify if an impairment has occurred. However, in the future, upon completion of the annual review, there can be no assurance that a material charge will not be recorded.

Results of Operations

                  The following tables reflect selected pro forma financial data for the fiscal years ended March 31, 2003 and 2002 retroactively adjusted for the EITF 00-21 accounting change effective April 1, 2003, exclusive (i) of the associated cumulative effect of the change in accounting principle compared to fiscal year ended March 31, 2004 operating results as reported and (ii) the pro forma operating results of MarketVision for the fiscal years ended March 31, 2003 and 2002:

                                                                  Year Ended March 31,
                                                      --------------------------------------------
                                                       As Reported             Pro Forma
                                                      -------------   ----------------------------
                                                          2004            2003            2002
                                                      ------------    ------------    ------------
Operations Data:
Sales                                                 $ 69,715,457    $ 53,500,998    $ 59,887,678
Direct expenses                                         56,129,691      42,381,906      44,470,866
Gross profit                                            13,585,766      11,119,092      15,416,812
Salaries, payroll taxes and benefits                     6,134,248       5,454,695       6,646,730
Selling, general and administrative expenses             7,701,350       5,232,689       6,391,304
Total operating expenses                                13,835,598      10,687,384      13,038,034
Operating (loss) income                                   (249,832)        431,708       2,378,778
Interest expense, net                                     (240,288)       (293,471)       (466,972)
Other income                                                    --         255,350          88,966
(Loss) income before cumulative effect of change in
   accounting principle, (benefit) provision for
   income taxes, equity in loss of affiliate and
   minority interest in net income of consolidated
   subsidiary                                             (490,120)        393,587       2,000,772
(Benefit) provision for income taxes                       (33,008)        157,408         854,294
Equity in loss of affiliate                                     --         (11,500)        (18,000)
Minority interest in net income of consolidated
   subsidiary                                             (105,359)             --              --
Net (loss) income                                         (562,471)        224,679       1,128,478

Per Share Data
Basic (loss) income per share applicable to
common shareholders                                   $       (.11)   $        .04    $        .22
Diluted (loss) income per share applicable to
common shareholders                                   $       (.11)   $        .04    $        .21

Weighted Average Shares Outstanding
Basic                                                    5,257,241       5,029,303       5,024,390
Diluted                                                  5,257,241       5,522,784       5,502,448


                                                        As Reported       Pro Forma       As Reported
                                                       --------------   --------------   --------------
                                                       March 31, 2004    April 1, 2003   March 31, 2003
                                                       --------------   --------------   --------------
Financial Position
Unbilled contracts in progress                         $    2,083,507   $      956,435   $    5,127,526
Deferred contract costs                                       339,100        2,089,043               --
Total assets                                               40,696,697       37,016,650       39,098,698
Deferred revenue                                            7,932,115        8,818,710        2,941,547
Accrued job costs                                           2,860,550          750,000        5,071,187
Deferred taxes payable                                         63,016          172,933        1,628,143
Retained earnings                                           6,318,723        6,881,194        9,064,008
Stockholders' equity                                       15,177,830       13,638,020       15,820,834
Total liabilities and stockholders' equity                 40,696,697       37,016,650       39,098,698

                  The following table presents as reported and pro forma operating data expressed as a percentage of sales for each of the fiscal years ended March 31, 2004, 2003 and 2002, respectively, retroactively adjusted for the EITF 00-21 accounting change effective April 1, 2003, exclusive (i) of the associated cumulative effect of the change in accounting principle and (ii) the pro forma operating results of MarketVision for the fiscal years ended March 31, 2003 and 2002:

                                                                   Year Ended March 31,
                                                         ---------------------------------------
                                                         As Reported           Pro Forma
                                                         ----------     ------------------------
                                                            2004           2003          2002
                                                         ----------     ----------    ----------
Statement of Operations Data:
Sales                                                         100.0%         100.0%        100.0%
Direct expenses                                                80.5%          79.2%         74.3%
Gross profit                                                   19.5%          20.8%         25.7%
Salaries, payroll taxes and benefits                            8.8%          10.2%         11.1%
Selling, general and administrative expenses                   11.0%           9.8%         10.7%
Total operating expenses                                       19.8%          20.0%         21.8%
Operating (loss) income                                        (0.4)%          0.8%          4.0%
Interest expense, net                                           0.3%           0.5%          0.8%
Other income                                                     --            0.5%          0.1%
(Loss) income before (benefit) provision for income
   taxes, equity in loss of affiliate and minority
   interest in net income of consolidated subsidiary           (0.7)%          0.7%          3.3%
(Benefit) provision for income taxes                             --            0.3%          1.4%
Minority interest in net income of consolidated
   subsidiary                                                  (0.2)%           --            --
Net (loss) income                                              (0.8)%          0.4%          1.9%

                  The following table presents as reported and pro forma operating data expressed as a comparative percentage of change from the immediately preceding fiscal year for each of the fiscal years ended March 31, 2004, 2003 and 2002, respectively, retroactively adjusted for the EITF 00-21 accounting change effective April 1, 2003, exclusive of (i) the associated cumulative effect of the change in accounting principle and (ii) the pro forma operating results of MarketVision for the fiscal years ended March 31, 2003 and 2002:

                                                                         Year Ended March 31,
                                                          --------------------------------------------------
                                                          As Reported                   Pro Forma
                                                          ------------       -------------------------------
                                                              2004               2003               2002
                                                          ------------       ------------       ------------
Statement of Operations Data:
Sales                                                             30.3%             (10.7)%             (1.8)%
Direct expenses                                                   32.4%              (4.7)%             (3.5)%
Gross profit                                                      22.2%             (27.9)%              3.5%
Salaries, payroll taxes and benefits                              12.5%             (17.9)%             (1.8)%
Selling, general and administrative expenses                      47.2%             (18.1)%              7.7%
Total operating expenses                                          29.5%             (18.0)%              2.6%
Operating (loss) income                                         (157.9)%            (81.9)%              8.2%
Interest expense, net                                            (18.1)%            (37.2)%            (40.6)%
Other income                                                    (100.0)%            187.0%            (200.0)%
(Loss) income before (benefit) provision for income
   taxes, equity in loss of affiliate and minority
   interest in net income of consolidated subsidiary            (224.5)%            (80.3)%             51.2%
(Benefit) provision for income taxes                            (121.0)%            (81.6)%             62.3%
Minority interest in net income of consolidated
   subsidiary                                                    100.0%                --                 --
Equity in (loss) of affiliate                                   (100.0)%            (36.1)%            100.0%
Net (loss) income                                               (350.3)%            (80.1)%             41.7%

Fiscal Year 2004 Compared to Fiscal Year 2003

                  Sales.   Sales for Fiscal 2004 were $69,715,000, compared to
sales of $59,956,000 for Fiscal 2003, an increase of $9,759,000. Included in Fiscal 2004 sales were (i) $18,089,000 of reimbursable costs and expenses in accordance with EITF 01-14, (ii) $2,479,000 of sales applicable to the net effect of sales included in Fiscal 2004 and sales deferred to Fiscal 2005 of $10,048,000 and $7,569,000, respectively, resulting from the adoption of EITF 00-21, (iii) $4,743,000 of sales of MarketVision resulting from the adoption of FIN 46R and (iv) $1,059,000 of sales of TrikMedia acquired on October 29, 2003. In comparison, sales for Fiscal 2003 included $11,670,000 of sales solely applicable to the adoption of EITF 01-14. Without the adoption of EITF 01-14, EITF 00-21, FIN 46R and the acquisition of TrikMedia, the recorded sales for Fiscal 2004 would have been approximately $4,941,000 less than in Fiscal 2003. This net decrease in sales for Fiscal 2004 was primarily attributable to a shortfall in the contracting of new sales, a part of which was due to a delay caused by the extended period of a grocer's strike in southern California.

                  Direct Expenses.   Direct expenses for Fiscal 2004 were
$56,130,000 compared to direct expenses of $46,256,000 for Fiscal 2003, an increase of $9,874,000. Included in Fiscal 2004 direct expenses were (i) $18,089,000 of reimbursable costs and expenses in accordance with EITF 01-14,
(ii) $1,639,000 of direct expenses applicable to the net effect of direct expenses included in Fiscal 2004 and direct expenses deferred to Fiscal 2005 of $6,410,000 and $4,771,000, respectively, resulting from the adoption of EITF 00-21, (iii) $3,393,000 of direct expenses of MarketVision resulting from the adoption of FIN 46R and (iv) $835,000 of direct expenses of TrikMedia. In comparison, direct expenses for Fiscal 2003 included $11,670,000 of direct expenses solely applicable to the adoption of EITF 01-14. Without the adoption of EITF 01-14, EITF 00-21, FIN 46R and the acquisition of TrikMedia, the recorded direct expenses for Fiscal 2004 would have been approximately $2,412,000 less than in Fiscal 2003. This net decrease in direct expenses for Fiscal 2004 was primarily due to the net decrease in sales for the year.

                  As a result of the changes in sales and direct expenses, inclusive of $840,000 and $1,350,000, respectively, of gross profit applicable to the adoption of EITF 00-21 and FIN 46R, the Company's gross profit for Fiscal 2004 decreased to $13,586,000 from $13,700,000 for Fiscal 2003 and gross profit as a percentage of sales decreased to 19.5% for Fiscal 2004, compared with 22.8% for Fiscal 2003. Without the impact of the adoption of EITF 01-14, EITF 00-21, FIN 46R and the acquisition of TrikMedia, gross profit as a percentage of sales for Fiscal 2004 was 25.8% compared to 28.4% for Fiscal 2003 as a result of the aggregate mix of Fiscal 2004 client projects having a lower margin of gross profit.

                  Operating Expenses.   Operating expenses for Fiscal 2004
increased by $3,148,000, inclusive of $1,076,000 applicable to MarketVision, and amounted to $13,835,000, compared to $10,687,000 for Fiscal 2003. The increase in operating expenses for Fiscal 2004 was primarily the result of increases in
(i) salaries, related payroll taxes and benefits in the amount of $679,000, inclusive of $136,000 applicable to MarketVision and (ii) selling, general and administrative expenses in the amount of $2,469,000 inclusive of $940,000 applicable to MarketVision, to support an anticipated increase in the level of operations that did not materialize. Excluding MarketVision, the increase in salaries and related payroll expenses was primarily attributable to the cost of added personnel. The increase in selling, general and administrative expenses was primarily the result of the increases in expenses incurred for (i) marketing, advertising and related travel and entertainment expenses in the amount of $538,000, (ii) professional fees, inclusive of personnel recruitment fees, in the amount of $197,000, (iii) other selling, general and administration expenses in the amount of $579,000 and (iv) the provision for bad debts, for potentially non-collectible accounts receivable, in the amount of $215,000.

                  Interest Expense. Interest expense for Fiscal 2004, inclusive of $40,000 of interest expense applicable to MarketVision, decreased by $53,000 to $240,000, compared with interest expense in the amount of $293,000 for Fiscal 2003. The decrease in interest expense was primarily related to the $466,000 reduction in the Company's overall debt together with lower interest rates on the Company's bank borrowings.

                  Other Income.   Other income in Fiscal 2003 primarily resulted
from the Company's sale of certain of its Internet domain names, of limited value to the Company, for $250,000.

                  (Benefit) Provision for Income Taxes.   The (benefit) for
federal, state and local income taxes for Fiscal 2004 in the amount of $(33,000) was net of a provision for income taxes for MarketVision in the amount of $35,000 compared with a provision for federal, state and local income taxes in the amount of $1,190,000 for Fiscal 2003. Both the (benefit) and provision for income taxes for Fiscal 2004 and 2003 were based upon the Company's estimated effective tax rate for each respective fiscal year.

                  Equity in Loss of Affiliate. For Fiscal 2004, the Company includes the operations of its affiliate in its consolidated financial statements, whereas for Fiscal 2003 the Company recorded a loss of $12,000 as its share of losses from its 49% equity investment in MarketVision.

                  Net (Loss) Income Before Cumulative Effect of Change in Accounting Principle for Revenue Recognition and Minority Interest in the Net
Income of Consolidated Subsidiary.   The Company's net loss before the effect of
the change in accounting principle for revenue recognition and minority interest in the net income of consolidated subsidiary for Fiscal 2004 was $(562,000) compared with net income of $1,773,000 for Fiscal 2003.

                  Cumulative Effect of Change in Accounting Principle for
Revenue Recognition.   For Fiscal 2004, the Company incurred a non-cash charge
of $2,183,000 representing the cumulative effect of a change in accounting principle related to its adoption of EITF 00-21 on a cumulative basis as of April 1, 2003.

                  Minority Interest in the Net Income of Consolidated
Subsidiary.   For Fiscal 2004, the Company reflected a non-cash charge of
$105,000 representing a third party's owned interest in the net income of MarketVision related to the Company's adoption of FIN 46R.

                  Net (Loss) Income.   As a result of the items discussed above,
net loss for Fiscal 2004 was $(2,745,000), compared with net income of $1,773,000 for Fiscal 2003.

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

                  Direct Expenses.   Direct expenses for Fiscal 2003 were
$46,256,000 compared to direct expenses of $44,211,000 for Fiscal 2002, an increase of $2,045,000. Included in direct expenses for Fiscal 2003 and Fiscal 2002 were $11,670,000 and $8,209,000, respectively, of reimbursable costs and expenses in accordance with EITF 01-14. The increase in direct expenses in Fiscal 2003 was primarily due to an increase in the amount of reimbursable costs and expenses incurred by the Company on behalf of its clients.

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

                  Provision for Income Taxes.   The provision for federal, state
and local income taxes in the amount of $1,190,000 and $709,000, respectively, for Fiscal 2003 and 2002 were based upon the Company's estimated effective tax rate for the respective fiscal year.

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

                  At December 31, 2003, the Company was not in compliance with three of the financial covenants of the Credit Agreement, namely: (i) the maximum permitted ratio of consolidated senior funded debt to earnings before interest, taxes, depreciation and amortization, (ii) the minimum permitted debt service coverage ratio and (iii) the requirement of no net loss for a fiscal quarter. On February 10, 2004, the Lender granted a waiver of the Company's non-compliance with respect to such financial covenants as at December 31, 2003.

                  At March 31, 2004, the Company was again not in compliance with the same three financial covenants of the Credit Agreement, and in addition, the Lender determined that the Company's Revolving Loan borrowings exceeded the amount of such borrowings permitted under the Credit Agreement. On July 22, 2004 the Lender waived the Company's defaults arising as a result of such noncompliance and entered into an Amended and Restated Credit Agreement with the Company. The Amended and Restated Credit Agreement subjects the Company to the following financial covenants:

            o beginning June 30, 2005 and on the last day of each succeeding fiscal quarter, the Company's ratio of consolidated senior funded debt to earnings before interest, taxes, depreciation and amortization (calculated in accordance with the Amended and Restated Credit Agreement), cannot exceed 1.50:1.00;

            o beginning June 30, 2005 and on the last day of each succeeding fiscal quarter, the Company's debt service coverage ratio (calculated in accordance with the Amended and Restated Credit Agreement), cannot be less than 2.00:1.00;

            o the Company is required to have a minimum net worth (calculated in accordance with the Amended and Restated Credit Agreement), of at least $15,500,000 on March 31, 2005 and March 31, 2006; and

            o the Company is required to generate net income before taxes (calculated in accordance with the Amended and Restated Credit Agreement) of at least $250,000 for the fiscal quarter ended June 30, 2004 and at least $1,000,000 for each succeeding fiscal quarter.

                  In addition, pursuant to the Amended and Restated Credit Agreement (i) the revolving loan facility was reduced from $3,500,000 to $1,100,000, and $2,400,000 of outstanding Revolving Loans were converted to a term loan, requiring principal monthly repayments in the amount of $100,000 each commencing September 1, 2004, (ii) interest on term loans (including the $2,400,000 of Revolving Loans converted to a term loan) was increased to the Lender's prime rate plus 1.0%, and interest on Revolving Loans was increased to the Lender's prime rate plus .50%, (iii) the Company's cash deposits maintained with the Lender cannot be less than $3,000,000 at any time, and (iv) the Company paid the Lender a $25,000 amendment fee.

                  The following analysis of the Company's statements of cash flows compares (i) the Company's March 31, 2004 balance sheet with its pro forma balance sheet at April 1, 2003, after recording the cumulative effect of the change in accounting principle for revenue recognition and (ii) the Company's statement of operations as of March 31, 2004 with its pro forma statement of operations as of March 31, 2003, after recording the cumulative effect of the change in accounting principle for revenue recognition. The aforementioned financial statements as of March 31, 2004 include the balance sheet accounts and operations of MarketVision whereas the pro forma financial statements exclude such balance sheet accounts and operations of MarketVision. Summarized financial information of MarketVision for the year ended March 31, 2004 is as follows:

Balance sheet information:
                  Cash                                         $      107,000
                  Accounts receivable                                 845,000
                  Unbilled contracts in progress                      287,000
                  Prepaid expenses and other current assets            86,000
                  Deferred taxes                                       22,000
                  Property and equipment, net                         110,000
                  Accounts payable                                     64,000
                  Deferred revenue                                    141,000
                  Accrued job costs                                   938,000
                  Accrued compensation                                 15,000

Statement of operations information:
                  Sales                                        $    4,743,000
                  Direct expenses                                   3,393,000
                  Gross profit                                      1,350,000
                  Operating expenses                                1,076,000
                  Interest expense                                     40,000
                  Provision for income taxes                           35,000
                  Net income                                          199,000


                  At March 31, 2004, the Company had cash and cash equivalents of $3,164,000, a working capital deficit of $(4,683,000), which includes approximately $7,900,000 of deferred revenue, outstanding bank loans of $4,985,000 and an outstanding bank letter of credit of $500,000 under the Revolving Loan, with no additional availability under the Revolving Loan, indebtedness of $425,000 under a subordinated note (the "Subordinated Note") and stockholders' equity of $15,178,000. In comparison, at April 1, 2003, after recording the cumulative effect of change in accounting principle for revenue recognition, the Company had cash and cash equivalents of $1,337,000, a working capital deficit of $(3,981,000), outstanding bank loans of $5,250,000 and an outstanding bank letter of credit of $500,000 under the Revolving Loan, with no additional availability under the Revolving Loan, indebtedness of $625,000 under a Subordinated Note and stockholders' equity of $13,638,000. The comparative increase in the working capital deficit at March 31, 2004 was primarily attributable to the Company's net loss for the year before the cumulative effect of change in accounting principle for revenue recognition and the increase in the current maturity of the Company's note payable to the bank.

                  For Fiscal 2004, the Company funded its activities from cash provided by operating activities, Revolving Loan borrowings under the Credit Agreement and cash provided from the sale of shares of the Company's capital stock, as described further below. With no borrowing ability currently available under the Revolving Loan, management believes cash generated from operations will be sufficient to meet the Company's cash requirements for Fiscal 2005, although there can be no assurance in this regard. To the extent that the Company is required to seek additional external financing, there can be no assurance that the Company will be able to obtain such additional funding to satisfy its cash requirements for Fiscal 2005 or as subsequently required to repay Loans under the Credit Agreement.

                  The $1,827,000 increase in the Company's cash and cash equivalents at March 31, 2004 resulted primarily from the aggregate of the Company's net cash from operating activities and net financing activities exceeding the net cash used in investing activities.

                  Net cash provided by operating activities during Fiscal 2004 was $2,646,000, which was attributable to the net loss of $(2,745,000), inclusive of $199,000 of net income of MarketVision, offset by the net of (i) non-cash charges for depreciation and amortization of $798,000, inclusive of $25,000 applicable to MarketVision, the provision for bad debt expense of $215,000, the provision for deferred income taxes of $46,000, other of $4,000 and the cumulative effect for the change in accounting principle of $2,183,000;
(ii) the minority interest in the net income of consolidated subsidiary of $102,000; and (iii) cash provided by the change in operating assets and liabilities of $2,043,000. The change in operating assets and liabilities was due to the net effect of the aggregate of the following:
                  (i) an increase in accounts payable of $1,075,000, net of $283,000 attributable to MarketVision,
                  (ii) an increase in accrued job costs of $1,286,000 (as a result of a balance of $750,000 at April 1, 2003, after recording the amount of change in accounting principle for revenue recognition of $4,321,000) increasing to $2,861,000 at March 31, 2004, inclusive of $114,000 attributable to MarketVision,
                  (iii) a decrease in deferred contract costs of $1,750,000 (as a result of a $2,089,000 balance at April 1, 2003, the effect of recording $2,089,000 for the amount of change in accounting principle for revenue recognition) decreasing to $339,000 at March 31, 2004,
                  (iv) a decrease in prepaid expenses and other assets of $302,000 and increases in other accrued liabilities, accrued compensation and accrued taxes payable totaling $192,000, net of $22,000 of prepaid expenses and inclusive of $50,000 of accrued liabilities attributable to MarketVision, offset by
                  (i)      an increase in accounts receivable of $765,000, net
                           of $49,000 attributable to MarketVision,
                  (ii)     an increase in unbilled contracts in progress of
                           $290,000 (as a result of a $956,000 balance at April 1, 2003, after recording the amount of change in accounting principle for revenue recognition of $4,171,000) increasing to $2,083,000 at March 31,
                           2004, net of $550,000 attributable to MarketVision,
                  (iii) a decrease in deferred revenue of $1,057,000 (as a result of a $8,819,000 balance at April 1, 2003, after recording the amount of change in accounting principle for revenue recognition of $5,877,000) decreasing to $7,932,000 at March 31, 2004, net of $137,000 attributable to MarketVision,
                  (iv)     an increase in prepaid taxes of $450,000.

                  For Fiscal 2004, net cash used in investing activities amounted to $2,057,000 as a result of $1,364,000 used for the purchase of fixed assets, inclusive of $25,000 applicable to MarketVision, $700,000 used for the TrikMedia acquisition, and $29,000 accrued as interest on a note from an officer offset by $36,000 of cash in consolidation of MarketVision. In comparison for Fiscal 2003, net cash used in investing activities amounted to $2,150,000 as a result of $607,000 used for the purchase of fixed assets, $700,000 used to pay an earnout in connection with the U.S. Concepts Acquisition, the net increase of $120,000 in notes receivable from officers resulting from $183,000 of accrued interest on a note from an officer offset by a $63,000 repayment of another officer's loan, and $723,000 used as a working capital advance to the Company's MarketVision affiliate. The Company does not expect to make material investments in fixed assets in Fiscal 2005.

                  For Fiscal 2004, financing activities provided net cash of $1,238,000 resulting from proceeds of $1,630,000 from the sale of shares of the Company's common stock, proceeds of $98,000 from the exercise of stock options and warrants and the issuance of stock in payment of an earnout pertaining to the Company's acquisition of U.S. Concepts, offset by payment of $466,000 to reduce the Company's overall debt and payment of financing costs of $24,000 in connection with the Company's bank borrowings. In comparison, for Fiscal 2003, financing activities provided net cash of $94,000 resulting from increased borrowings of $183,000 and the proceeds from the exercise of stock options in the amount of $7,000, offset by an increase in financing costs of $96,000 incurred in connection with the Company's refinancing of its bank debt.

Off-Balance Sheet Transactions

                  The Company is not a party to any "off-balance sheet transactions" as defined in Item 301 of Regulation S-K.

Contractual Obligations

                  The table below sets forth as of March 31, 2004, future minimum payments required to be made by the Company in respect of its debt obligations, operating leases, and employment agreements.

                                                    Payments Due Fiscal Year Ending March 31,
                    ------------------------------------------------------------------------------------------------------
                       TOTAL           2005           2006           2007           2008           2009        Thereafter
                    ------------   ------------   ------------   ------------   ------------   ------------   ------------
Contractual
Obligations
-----------
Bank Term Loan      $  4,400,000   $  1,450,000   $  1,950,000   $  1,000,000             --             --             --
Bank Revolving
Credit Loan              584,500             --        584,500             --             --             --             --
Subordinated Note        425,000        425,000             --             --             --             --             --
Capital Lease
Obligations                   --             --             --             --             --             --             --
Operating Leases      15,592,000      1,526,000      1,605,000      1,580,000      1,632,000      1,309,000      7,940,000
Employment
Agreements             4,240,000      2,120,000      2,120,000             --             --             --             --
                    ------------   ------------   ------------   ------------   ------------   ------------   ------------
Total               $ 25,241,500   $  5,521,000   $  6,259,500   $  2,580,000   $  1,632,000   $  1,309,000   $  7,940,000
                    ============   ============   ============   ============   ============   ============   ============

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

Impact of Recently Issued Accounting Standards

                  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after December 15, 2004. The statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. The effect of this pronouncement did not have an impact on the Company's financial statements.

                  In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") which amends and clarifies financial accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No.133, clarifies when a derivative contains a financing component, amends the definition of an underlying (as initially defined in SFAS No 133) to conform it to language used in FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and amends other existing pronouncements. The effect of this pronouncement did not have an impact on the financial statements of the Company.

Certain Transactions

Sales of Capital Stock

                  On January 26, 2004, Brian Murphy, a director of the Company, and the chief executive officer of the Company's U.S. Concepts subsidiary, purchased from the Company 150,000 shares of a newly designated class of the Company's preferred stock for an aggregate purchase price of $600,000. Thereafter, on February 9, 2004, the Company sold an aggregate of 412,000 shares of the Company's common stock, at a price of $2.50 per share, to five individuals, consisting of the Company's President and Chief Executive Officer, three of the Company's other directors and an officer of one of the Company's subsidiaries, resulting in an additional $1,030,000 of cash proceeds to the Company. In connection with such sale of common stock, and pursuant to the terms upon which Mr. Murphy purchased the shares of preferred stock described above, Mr. Murphy was issued an additional 240,000 shares of common stock in exchange for the cancellation of such shares of preferred stock.

Earnout Payment

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

MarketVision

                  On February 27, 2001, the Company acquired 49% of the shares of capital stock of MarketVision which is a minority owned, predominately Hispanic, ethnically oriented promotion agency headquartered in San Antonio, Texas. The MarketVision acquisition had been accounted for as an equity investment on the Company's consolidated balance sheet through the Company's fiscal year ended March 31, 2003. Pursuant to the equity method of accounting, the Company's balance sheet carrying value of the investment was periodically adjusted to reflect the Company's 49% interest in the operations of MarketVision. Effective in the fourth quarter of fiscal year ended March 31, 2004, the Company included in its consolidated financial statements the operations of MarketVision pursuant to the adoption of FIN 46R.

                  In connection with the acquisition, the Company extended a working capital credit line to MarketVision in the amount of $200,000. In addition, from time to time the Company provides promotional and related services for customers of MarketVision on MarketVision's behalf. In these situations, the customers' contract is with MarketVision, and the Company records amounts owed to it for these services and related expenses on its balance sheet as due from affiliate. Furthermore, pursuant to an Administration and Marketing Services Agreement (the "Services Agreement") between the Company and MarketVision, the Company provides MarketVision with specific administrative, accounting, collection, financial, marketing and project support services for a monthly fee currently in the amount of $50,000. In accordance with the Services Agreement, the Company dedicates and allocates certain of its resources and the specific time of certain of its personnel to MarketVision. At March 31, 2004, there were no borrowings under credit line available to MarketVision.

Officer Loan

                  The Company has made loans to Paul A. Amershadian, a director of the Company and its Executive Vice President-Marketing and Sales, aggregating $550,000, which are evidenced by an Amended and Restated Promissory Note dated May 24, 2001. The Amended and Restated Promissory Note provides for payment of interest at a floating rate equal to the highest rate at which the Company pays interest on its bank borrowings, monthly payment of one-half of the interest that accrued over the preceding month, payment of accrued interest and principal from one-half of the after-tax amount, if any, of bonuses paid to Mr. Amershadian by the Company, and payment of the remaining balance of principal and accrued interest on May 24, 2006. To date, Mr. Amershadian has not made any of the required monthly interest payments under the Amended and Restated Promissory Note. At March 31, 2004, the Amended and Restated Promissory Note is recorded in the Company's accounts as a note receivable from officer in the amount of $762,000, which includes accrued interest at March 31, 2004 in the amount of $212,000, of which $46,500 was past due and owing at such date.

Optimum Lease

                  In connection with the Company's acquisition of Optimum, the Company entered into a lease agreement with Thomas Lachenman, a director of the Company and former owner of Optimum, for the lease of the Cincinnati principal office of Optimum. The lease provides for an annual rental, currently at $160,000, adjusted annually based upon changes in the local consumer price index. The lease expires in December 2010.


Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.  Consolidated Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  Page
                                                                                  ----

Consolidated Financial Statements of CoActive Marketing Group, Inc.
     Report of Independent Registered Public Accounting Firm.......................30
     Consolidated Balance Sheets as of March 31, 2004 and 2003.....................31
     Consolidated Statements of Operations for the years ended
         March 31, 2004, 2003 and 2002.............................................32
     Consolidated Statements of Stockholders' Equity for the years ended
         March 31, 2004, 2003 and 2002.............................................33
     Consolidated Statements of Cash Flows for the years ended
         March 31, 2004, 2003 and 2002 ............................................34
     Notes to Consolidated Financial Statements....................................35

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
CoActive Marketing Group, Inc.


We have audited the accompanying consolidated balance sheets of CoActive Marketing Group, Inc. and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoActive Marketing Group, Inc. and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows each of the three years in the period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the Company changed its policy of accounting for goodwill in fiscal 2003 as required by Financial Accounting Standards Board Statement ("FASB") No. 142, "Goodwill and Other Intangible Assets". In fiscal 2004, the Company changed its revenue recognition policy as required by Emerging Issues Task Force Statement 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". In fiscal 2004, the Company changed the manner in which it reports an investment in an affiliate as required by FASB Interpretation No. 46 (Revised).


                                              BDO SEIDMAN, LLP

Melville, New York
July 13, 2004, except for Note 7,
which is as of July 22, 2004

                         COACTIVE MARKETING GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2004 AND 2003

                                                                            2004           2003
                                                                        ------------   ------------
                                Assets
Current assets:
    Cash and cash equivalents                                           $  3,164,158   $  1,336,886
    Accounts receivable, net of allowance for doubtful accounts
    of $295,981 in 2004 and $80,412 in 2003                               10,504,973      9,061,305
    Unbilled contracts in progress                                         2,083,507      5,127,526
    Deferred contract costs                                                  339,100             --
    Due from affiliate                                                            --        722,989
    Prepaid taxes                                                            449,582             --
    Prepaid expenses and other current assets                                608,175        730,965
                                                                        ------------   ------------
       Total current assets                                               17,149,495     16,979,671

Property and equipment, net                                                2,598,929      1,781,226

Investment in MarketVision                                                        --        296,130
Notes and interest receivable from officer                                   762,276        733,000
Goodwill                                                                  19,895,694     18,784,946
Intangible asset                                                             200,000        200,000
Deferred financing costs, net of amortization of $478,098 in 2004 and
    $336,643 in 2003                                                          72,905        190,353
Other assets                                                                  17,398        133,372
                                                                        ------------   ------------
   Total assets                                                         $ 40,696,697   $ 39,098,698
                                                                        ============   ============

                 Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                    $  7,525,683   $  6,103,068
    Deferred revenue                                                       7,932,115      2,941,547
    Accrued job costs                                                      2,860,550      5,071,187
    Accrued compensation                                                      96,127         65,467
    Other accrued liabilities                                              1,480,070      1,560,579
    Accrued taxes payable                                                         --         32,873
    Deferred taxes payable                                                    63,016        548,097
    Notes payable bank - current                                           1,450,000        750,000
    Subordinated notes payable - current                                     425,000        625,000
                                                                        ------------   ------------
       Total current liabilities                                          21,832,561     17,697,818

Notes payable bank - long term                                             3,534,500      4,500,000
Deferred taxes payable                                                            --      1,080,046
Minority interest of consolidated subsidiary                                 151,806             --
                                                                        ------------   ------------
   Total liabilities                                                      25,518,867     23,277,864
                                                                        ------------   ------------

Commitments and contingencies

Stockholders' equity:
    Class A convertible preferred stock, par value $.001;
    authorized 650,000 shares; none issued and outstanding                        --             --
    Class B convertible preferred stock, par value $.001;
    authorized 700,000 shares; none issued and outstanding                        --             --
    Preferred stock, undesignated; authorized 3,650,000
    shares; none issued and outstanding                                           --             --
    Common stock, par value $.001; authorized 25,000,000
    shares; issued and outstanding 5,941,856 shares at March 31, 2004
    and 5,034,731 shares at March 31, 2003                                     5,941          5,034
    Additional paid-in capital                                             8,853,166      6,751,792
    Retained earnings                                                      6,318,723      9,064,008
                                                                        ------------   ------------
        Total stockholders' equity                                        15,177,830     15,820,834
                                                                        ------------   ------------
     Total liabilities and stockholders' equity                         $ 40,696,697   $ 39,098,698
                                                                        ============   ============

See accompanying notes to consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

                                                                      2004            2003            2002
                                                                  ------------    ------------    ------------
Sales                                                             $ 69,715,457    $ 59,956,204    $ 59,264,617
Direct expenses                                                     56,129,691      46,256,441      44,211,495
                                                                  ------------    ------------    ------------
     Gross profit                                                   13,585,766      13,699,763      15,053,122
                                                                  ------------    ------------    ------------
Operating expenses:
Salaries, payroll taxes and benefits                                 6,134,248       5,454,695       6,646,730
Selling, general and administrative expenses                         7,701,350       5,232,689       6,391,304
                                                                  ------------    ------------    ------------
     Total operating expenses                                       13,835,598      10,687,384      13,038,034
                                                                  ------------    ------------    ------------
Operating (loss) income                                               (249,832)      3,012,379       2,015,088
Interest expense, net                                                 (240,288)       (293,471)       (466,972)
Other income                                                                --         255,350          88,966
                                                                  ------------    ------------    ------------
    (Loss) income before (benefit) provision for income taxes, equity in loss of affiliate, cumulative effect of change in accounting principle for revenue recognition and minority
    interest in net income of consolidated subsidiary                 (490,120)      2,974,258       1,637,082
(Benefit) provision for income taxes                                   (33,008)      1,189,676         708,818
Equity in loss of affiliate                                                 --         (11,500)        (18,000)
                                                                  ------------    ------------    ------------
Net (loss) income before cumulative effect of change in
     accounting principle for revenue recognition and minority
     interest in net income of consolidated subsidiary                (457,112)      1,773,082         910,264
Cumulative effect of change in accounting principle for
     revenue recognition, net of income taxes                       (2,182,814)             --              --
Minority interest in net income of consolidated subsidiary            (105,359)             --              --
                                                                  ------------    ------------    ------------
Net (loss) income                                                 $ (2,745,285)   $  1,773,082    $    910,264
                                                                  ============    ============    ============

Net (loss) income per common share before cumulative
     effect of change in accounting principle for revenue
     recognition and after effect of minority interest in net
     income of consolidated subsidiary:
         Basic                                                    $       (.11)   $        .35    $        .18
                                                                  ============    ============    ============
         Diluted                                                  $       (.11)   $        .32    $        .17
                                                                  ============    ============    ============
 Cumulative effect of change in accounting principle
     for revenue recognition, net of income taxes                 $       (.41)   $         --    $         --
                                                                  ------------    ------------    ------------
 Net (loss) income per common share after cumulative effect
     of change in accounting principle for revenue recognition:
         Basic                                                    $       (.52)   $        .35    $        .18
                                                                  ============    ============    ============
         Diluted                                                  $       (.52)   $        .32    $        .17
                                                                  ============    ============    ============

Weighted average number of shares outstanding before
    cumulative effect of change in accounting principle for
    revenue recognition
         Basic                                                       5,257,241       5,029,303       5,024,390
         Dilutive effect of options and warrants                            --         493,481         478,058
                                                                  ------------    ------------    ------------
         Diluted                                                     5,257,241       5,522,784       5,502,448
                                                                  ============    ============    ============
Weighted average number of shares outstanding after
    cumulative effect of change in accounting principle for
    revenue recognition
        Basic                                                        5,257,241       5,029,303       5,024,390
                                                                  ============    ============    ============
        Diluted                                                      5,257,241       5,522,784       5,502,448
                                                                  ============    ============    ============

Pro forma amounts assuming the change in accounting
principle for revenue recognition is applied retroactively:
      Net (loss) income                                           $   (562,471)   $    224,679    $  1,128,478
      Net (loss) income per share:
        Basic                                                     $       (.11)   $        .04    $        .22
        Diluted                                                   $       (.11)   $        .04    $        .21

See accompanying notes to consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

                                             Common Stock
                                            par value $.001         Additional                       Total
                                     ---------------------------     Paid-in        Retained      Stockholders'
                                        Shares         Amount        Capital        Earnings         Equity
                                     ------------   ------------   ------------   ------------    ------------
Balance, March 31, 2001                 5,022,231   $      5,022   $  6,732,704   $  6,380,662    $ 13,118,388

Exercise of options                         6,250              6          7,194             --           7,200

Stock compensation for services                --             --          4,700             --           4,700

Net income                                     --             --             --        910,264         910,264
                                     ------------   ------------   ------------   ------------    ------------

Balance, March 31, 2002                 5,028,481          5,028      6,744,598      7,290,926      14,040,552

Exercise of options                         6,250              6          7,194             --           7,200

Net income                                     --             --             --      1,773,082       1,773,082
                                     ------------   ------------   ------------   ------------    ------------

Balance, March 31, 2003                 5,034,731          5,034      6,751,792      9,064,008      15,820,834

Stock issued in payment of earnout        100,000            100        217,900             --         218,000

Exercise of options                         2,625              2          6,560             --           6,562

Exercise of warrants and related
tax benefit                               152,500            153        247,566             --         247,719

Sale of stock                             652,000            652      1,629,348             --       1,630,000

Net loss                                       --             --             --     (2,745,285)     (2,745,285)
                                     ------------   ------------   ------------   ------------    ------------

Balance, March 31, 2004                 5,941,856   $      5,941   $  8,853,166   $  6,318,723    $ 15,177,830
                                     ============   ============   ============   ============    ============

See accompanying notes to consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002

                                                                                        2004            2003            2002
                                                                                    ------------    ------------    ------------
Cash flows from operating activities:
Net (loss) income                                                                   $ (2,745,285)   $  1,773,082    $    910,264
Adjustments to reconcile net (loss) income to net cash
 provided by operating activities:
     Depreciation and amortization                                                       797,725         642,195       1,747,682
     Provision for bad debt expense (credit)                                             215,569           5,412         (25,000)
     Equity in loss of affiliate                                                              --          11,500          18,000
     Minority interest of consolidated subsidiary                                        101,724              --              --
     Other                                                                                 3,635              --         (84,266)
     Cumulative effect of change in accounting principle for revenue recognition       2,182,814              --              --
     Deferred income taxes                                                                46,302         788,232         579,473
     Changes in operating assets and liabilities, net of effects of acquisitions:
          (Increase) decrease in accounts receivable                                    (764,925)      1,011,053       1,284,754
          Increase in unbilled contracts in progress                                    (290,425)     (1,967,154)     (2,340,159)
          Decrease in deferred contract costs                                          1,749,943              --              --
          Decrease in prepaid expenses and other assets                                  302,265         146,180          17,724
          (Increase) decrease in prepaid taxes                                          (449,582)        141,831          17,039
          Increase (decrease) in accounts payable                                      1,075,046        (831,252)      2,906,957
          Increase (decrease) in accrued job costs                                     1,286,287         195,098      (1,397,285)
          Increase (decrease) in other accrued liabilities                               137,491         241,743        (184,150)
          Increase in accrued taxes payable                                               23,596         130,299              --
          (Decrease) increase in deferred revenue                                     (1,056,713)       (865,470)        207,114
          Increase (decrease) in accrued compensation                                     30,660          10,544         (73,201)
                                                                                    ------------    ------------    ------------

Net cash provided by operating activities                                              2,646,127       1,433,293       3,584,946
                                                                                    ------------    ------------    ------------

Cash flows from investing activities:
     Purchases of fixed assets                                                        (1,363,825)       (607,260)       (346,930)
     Purchase of intangible asset                                                             --              --        (200,000)
     Acquisitions, net of cash acquired                                                 (700,000)       (700,000)             --
     Increase in notes receivable from officers                                          (29,276)       (120,000)       (888,000)
     Increase in cash for consolidation of variable interest entity                       35,691              --              --
     Advances (to) from affiliate                                                             --        (722,989)        266,897
                                                                                    ------------    ------------    ------------

Net cash used in investing activities                                                 (2,057,410)     (2,150,249)     (1,168,033)
                                                                                    ------------    ------------    ------------

Cash flows from financing activities:
     Proceeds from sale of stock                                                       1,630,000              --              --
     Proceeds from exercise of stock options and warrants                                 98,062           7,200           7,200
     Financing costs                                                                     (24,007)        (96,309)       (226,381)
     Borrowings (payments) of debt, net                                                 (465,500)        183,334      (1,093,334)
                                                                                    ------------    ------------    ------------

Net cash provided by (used in) financing activities                                    1,238,555          94,225      (1,312,515)
                                                                                    ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                                   1,827,272        (622,731)      1,104,398

Cash and cash equivalents at beginning of year                                         1,336,886       1,959,617         855,219
                                                                                    ------------    ------------    ------------
Cash and cash equivalents at end of year                                            $  3,164,158    $  1,336,886    $  1,959,617
                                                                                    ============    ============    ============

Supplemental disclosures of cash flow information:
Interest paid during the period                                                     $    274,273    $    278,664    $    485,735
                                                                                    ============    ============    ============
Income taxes paid during the period                                                 $    340,865    $    303,695    $     82,793
                                                                                    ============    ============    ============
Noncash transactions relating to investing and financing activities consist of:
Accrued balance of earnout                                                          $         --    $    593,750    $         --
                                                                                    ============    ============    ============
Earnout applied to notes receivable from officer                                    $         --    $         --    $    500,000
                                                                                    ============    ============    ============
Stock issued in payment of earnout                                                  $    218,000    $         --    $         --
                                                                                    ============    ============    ============

See accompanying notes to consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2004, 2003, 2002


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

        Acquisition of TrikMedia LLC

        On October 29, 2003, a newly formed wholly-owned subsidiary of the Company, TrikMedia LLC, a Delaware limited liability company, ("TrikMedia") acquired certain assets and assumed certain liabilities of TrikMedia, Inc., a full service media agency engaged in providing digital marketing and advertising services, interactive software development and content creation. The purchase price of $885,000 consists of a cash payment of $700,000 and the assumption of $185,000 of deferred revenue. In addition, the Company acquired fixed assets with a fair value of $36,000 and assumed additional liabilities in the amount of $17,000. The Company has accounted for the acquisition as a purchase whereby the excess of the purchase price over the fair value of net assets acquired, including costs of the acquisition, of approximately $866,000 has been classified as goodwill. Pro forma information regarding the acquisition has not been provided as the results of operations of TrikMedia are not material.

        Acquisition of U.S. Concepts, Inc.

        On December 29, 1998, a wholly-owned subsidiary of the Company, U.S. Concepts, Inc., a Delaware corporation, ("U.S. Concepts") purchased substantially all of the assets and business from and assumed certain of the liabilities of Murphy Liquidating Corporation formerly known as U.S. Concepts, Inc., a New York corporation in a transaction accounted for as a purchase for $1,660,000. The purchase price was increased by an additional $2,293,750 (which included 100,000 shares of the Company's common stock with an aggregate value of $218,000 at the time of issuance), as a result of U.S. Concepts achieving specified pre-tax earnings targets during the four year period ended December 31, 2002. The acquisition of U.S. Concepts has been accounted for as a purchase whereby the excess of the purchase price, including costs of the acquisition, over the fair value of assets acquired less liabilities assumed of $3,881,000 has been classified as goodwill and through March 31, 2002 was being amortized on a straight-line basis over a twenty-five year period. At March 31, 2003, as specified pre-tax earnings for the respective periods through December 31, 2002 were achieved, the Company paid additional installments of purchase price totaling $1,700,000. During Fiscal 2004, the Company issued 100,000 shares of common stock at a fair value of $218,000 to satisfy a portion of the earnout accrued in prior years. For Fiscal 2003 and Fiscal 2002, an additional purchase price of $1,293,750 and $500,000, respectively, was reflected as additional goodwill.

        Summary of Significant Accounting Policies

         (a)   Principles of Consolidation
               ---------------------------

               The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. In addition, the consolidated financial statements, for Fiscal 2004, include the accounts of a variable interest entity, MarketVision, an affiliate that provides ethnically oriented marketing and promotional services. The Company has determined that it is the primary beneficiary of this entity and has included the accounts of this entity, pursuant to the requirements of Financial Accounting Standards Board's ("FASB") Interpretation ("FIN") No. 46 (revised 2003), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51". All significant intercompany balances and transactions have been eliminated in consolidation. The third party owned portion of MarketVision is accounted for as minority interest in the Company's consolidated financial statements.

         (b)   Adoption of EITF 00-21
               ----------------------

               The Company adopted EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") in the fourth quarter of Fiscal 2004. EITF 00-21, which became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. Prior to the adoption of EITF 00-21, the Company recognized revenue on its broadcast media and special event contracts on the percentage-of-completion method over the life of the contract as identifiable phases of services, such as concept creation and development, media purchase, production, media airing and event execution occurred. Under that method, the Company generally recognized a portion of the revenues attributable to those contracts upon signing by the Company's clients. Pursuant to EITF 00-21, the Company now recognizes all of the contract's revenue as the media is aired and the events take place, without regard to the timing of the contracts' signing or when cash is received under these contracts. The adoption of EITF 00-21 (effective April 1, 2003) resulted in a non-cash charge reported as a cumulative effect of a change in accounting principle of $2,183,000. The pro forma amounts presented in the consolidated statements of operations were calculated assuming the change in accounting principal was made retroactively to all years presented. For Fiscal 2004, the adoption of EITF 00-21 resulted in an increase in sales of $2,479,000 and an increase in direct expenses of $1,639,000. After giving effect to the implementation of EITF 00-21 and before the cumulative effect of the change in method of accounting for revenue recognition, the Company had a net loss of $(562,471) or $(.11) per common share for Fiscal 2004.

         (c)   Adoption of FIN 46R
               -------------------

               In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"),"Consolidation of Variable Interest Entities" with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. The provisions regarding implementation dates were revised by FIN 46 (Revised) ("FIN 46R"). The consolidation requirements of FIN 46R apply to variable interest entities in the first year or interim period ending after March 15, 2004. Effective in the fourth quarter of Fiscal 2004, the Company adopted FIN 46R as it relates to the activities of its MarketVision affiliate. Accordingly, the operations and financial statements of MarketVision for the year ended March 31, 2004 are included in the consolidated financial statements of the Company, whereas for prior fiscal years, under the equity method of accounting, the Company reported its investment in MarketVision as adjusted for its share of net income or loss each fiscal year in the Company's financial statements. The fiscal 2003 and 2002 financial statements were not restated as the effects were immaterial. The effect of the Company's adoption of FIN 46R did not impact the Company's net loss.

         (d)   Adoption of EITF 01-14
               ----------------------

               Effective in the fourth quarter of Fiscal 2002, the Company adopted EITF 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" ("EITF 01-14"). EITF 01-14, which became effective in the fourth quarter of Fiscal 2002 (and requires retroactive application), requires reimbursements received for "out-of-pocket" expenses to be characterized as revenues. The resulting costs are now recorded as direct expenses resulting in no change in gross profit but a reduction in gross profit margins. The impact of the Company's adoption of EITF 01-14 was to increase revenues and direct expenses by approximately $18,089,000, $11,670,000 and $8,209,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

         (e)   Revenue Recognition
               -------------------

               The Company's revenues are generated from projects subject to contracts requiring the Company to provide its services within specified time periods generally ranging up to twelve months. As a result, on any given date, the Company has projects in process at various stages of completion. Depending on the nature of the contract, revenue is recognized as follows: (i) on time and material service contracts, revenue is recognized as services are rendered and the costs are incurred; (ii) on fixed price retainer contracts, revenue is recognized on a straight-line basis over the term of the contract; (iii) on fixed price multiple services contracts, revenue is recognized over the term of the contract for the fair value of segments of the services rendered which qualify as separate activities or delivered units of service, to the extent multi-service arrangements are deemed inseparable, revenue on these contracts is recognized as the contracts are completed. Costs associated with the fulfillment of projects are accrued and recognized proportionately to the related revenue in order to ensure a matching of revenue and expenses in the proper period. Provisions for anticipated losses on uncompleted projects are made in the period in which such losses are determined. The Company's revenue recognition policy reflects the adoption of EITF 00-21 effective April 1, 2003.

         (f)   Cash Equivalents
               ----------------

               Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. Due to the short-term nature of the cash equivalents, the carrying value approximates fair value.

         (g)   Accounts Receivable and Credit Policies
               ---------------------------------------

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

         (h)   Property and Equipment
               ----------------------

               Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which are three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

         (i)   Deferred Contract Costs
               -----------------------

               Deferred contract costs represent contract costs and expenses incurred prior to the Company's related revenue recognition on such contracts.

         (j)   Long-Lived Assets
               -----------------

               The Company's long-lived assets include goodwill, intangible assets and property and equipment. The Company periodically reviews its property and equipment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets, or if their depreciation periods should be accelerated. When any such impairment exists, the related assets will be written down to fair value. No impairments were identified as of March 31, 2004.

         (k)   Goodwill and Other Intangible Asset
               -----------------------------------

               Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company's subsidiary companies. The Company's other intangible asset consists of an Internet domain name and any and all related intellectual property rights associated therewith which are used in the Company's operations. At March 31, 2004, the Company had approximately $19,896,000 of goodwill and $200,000 as an intangible asset. Through March 31, 2002, goodwill had been amortized, on a straight-line basis, over a period of twenty five years. Accumulated amortization at March 31, 2002 approximated $4,380,000 and amortization expense for the year ended March 31, 2002 approximated $1,042,000. During Fiscal 2004, the Company increased goodwill in the amount of $866,000 and $244,000 to reflect the goodwill relating to its acquisition of TrikMedia and its consolidation of MarketVision, respectively. During Fiscal 2003, the Company increased goodwill in the amount of $1,294,000 to reflect an earnout provision relating to its prior acquisition of U.S. Concepts.

               In accordance with Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Goodwill impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of earnings. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if an impairment is found to have occurred, a corresponding charge will be recorded. Based on the guidance of SFAS 142, the Company has determined that it has four operating units representing each of its subsidiaries. The Company has completed its impairment review for each reporting unit as of March 31, 2004 and no impairment in the recorded goodwill and intangible asset was identified. The Company has noted no subsequent indicators that would require testing of goodwill for impairment. However, in the future, upon completion of the annual review, there can be no assurance that a material charge will not be recorded.

               With the adoption of SFAS 142 in the first quarter of Fiscal 2003, the Company ceased amortization of goodwill as of March 31, 2002. The following table presents the effect of adoption of SFAS 142 on the reported net (loss) income of the Company as follows:

                                                                      Years Ended March 31,
                                                        ----------------------------------------------
                                                             2004             2003            2002
                                                        -------------    -------------   -------------
               Net (loss) income                        $  (2,745,285)   $   1,773,082   $     910,264
               Add back of goodwill amortization,
                   net of tax provision                            --               --         619,799
                                                        -------------    -------------   -------------
               Adjusted net (loss) income               $  (2,745,285)   $   1,773,082   $   1,530,063
                                                        =============    =============   =============

               Diluted net (loss) income per share:
                   Net (loss) income                    $        (.52)   $         .32   $         .17
                   Goodwill amortization, net of
                      tax provision                                --               --             .11
                                                        -------------    -------------   -------------
                   Adjusted diluted net (loss) income
                      per share                         $        (.52)   $         .32   $         .28
                                                        =============    =============   =============

         (l)   Deferred Financing Costs
               ------------------------

               Deferred financing costs consist of bank fees and legal costs incurred with respect to the Company's bank credit agreement, the amounts of which are being amortized over the remaining term of the credit agreement which expires in October 2006.

         (m)   Net (Loss) Income Per Common Share
               ----------------------------------

               The computation of basic earnings per common share is based upon the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the year, plus the assumed exercise of stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock. For the fiscal years ended March 31, 2004, 2003 and 2002, 2,620,093, 1,529,211 and 1,728,705, stock options and warrants, at exercise prices ranging from $1.12 to $10.00 for Fiscal 2004 and $2.31 to $10.00 for Fiscal 2003 and 2002, have been excluded from the calculation of diluted earnings as their inclusion would be antidilutive. These options and warrants expire through 2007.

         (n)   Income Taxes
               ------------

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

         (o)   Accounting for Stock-Based Compensation
               ---------------------------------------

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

               The following table illustrates the effects on net (loss) income and (loss) earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock based incentive plans:

                                                        Fiscal 2004       Fiscal 2003      Fiscal 2002
                                                       --------------    --------------   --------------
               Net (loss) income as reported           $   (2,745,285)   $    1,773,082   $      910,264
               Less compensation expense
               determined under the fair value
               method                                         433,725           175,005          130,959

                                                       --------------    --------------   --------------
               Pro forma net (loss) income             $   (3,179,010)   $    1,598,077   $      779,305
                                                       ==============    ==============   ==============

               Net (loss) income per share -Basic:
                 As reported                           $         (.52)   $          .35   $          .18
                 Pro forma                             $         (.60)   $          .32   $          .16

               Net (loss) income per share -Diluted:
                 As reported                           $         (.52)   $          .32   $          .17
                 Pro forma                             $         (.60)   $          .29   $          .14

              The per share weighted-average fair value of stock options and warrants granted on their respective date of grant using the modified Black-Scholes option-pricing model and their related weighted-average assumptions are as follows:

                                                           Fiscal 2004      Fiscal 2003     Fiscal 2002
                                                           -----------      -----------     -----------
                  Risk-free interest rate                          1.67%           2.25%           3.00%
                  Expected life - years                            5.54            5.00            5.17
                  Expected volatility                              50.0%           50.0%           25.0%
                  Expected dividend yield                             0%              0%              0%
                  Fair value                                      $1.34           $1.14           $ .67

         (p)   Fair Value of Financial Instruments
               -----------------------------------

               The carrying value of all financial instruments classified as a current asset or liability, and long term debt, is deemed to approximate fair value due to the short maturity of these instruments and interest rates that approximate current market rates.

         (q)   Use of Estimates
               ----------------

               The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and does not believe that any change in those assumptions would have a significant effect on the financial position or results of operations of the Company. Actual results could differ from those estimates.

         (r)   Recent Accounting Standards
               ---------------------------

               In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after December 15, 2004. The statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. The effect of this pronouncement did not have an impact on the Company's financial statements.

               In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") which amends and clarifies financial accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No.133, clarifies when a derivative contains a financing component, amends the definition of an underlying (as initially defined in SFAS No 133) to conform it to language used in FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and amends other existing pronouncements. The effect of this pronouncement did not have an impact on the financial statements of the Company.

(2)      Investment in MarketVision
         --------------------------

         Acquisition of 49% of MarketVision

         On February 27, 2001, the Company acquired 49% of the shares of capital stock of MarketVision which is a minority owned, predominately Hispanic, ethnically oriented promotion agency headquartered in San Antonio, Texas. The MarketVision acquisition had been accounted for as an equity investment on the Company's consolidated balance sheet through the Company's fiscal year ended March 31, 2003. Pursuant to the equity method of accounting, the Company's balance sheet carrying value of the investment was periodically adjusted to reflect the Company's 49% interest in the operations of MarketVision. Effective in the fourth quarter of fiscal year ended March 31, 2004, the Company included in its consolidated financial statements the financial statements of MarketVision, pursuant to the adoption of FIN 46R.

         The Company has extended a line of credit to MarketVision in the amount of $200,000. At March 31, 2004, there were no advances made to MarketVision under this line of credit.

         On March 22, 2002, MarketVision entered into an Administration and Marketing Services Agreement with the Company pursuant to which the Company provides MarketVision with specific administrative, accounting, financial, marketing and project support services for a monthly fee of $35,000. Subsequently, from January 1 through September 30, 2003, the monthly fee was increased to $45,000 and as of October 1, 2003, the monthly fee was increased to $50,000. In accordance with the agreement, the Company dedicates and allocates certain of its resources and the specific time of certain of its personnel to MarketVision. During Fiscal 2002, the Company absorbed the cost of providing marketing support services to MarketVision to further integrate the extended service offerings of both the Company and MarketVision and enhance cross-selling opportunities. For Fiscal 2004, the Company recorded fees in the amount of $570,000 which were eliminated in the consolidation of MarketVision, whereas in Fiscal 2003 fees of $450,000 were recorded as a reduction of operating expenses.

(3)      Notes Receivable From Officer
         -----------------------------

         Notes receivable from officer at March 31, 2004 and 2003 consist of an Amended and Restated Promissory Note (the "Amended Note") from an officer of the Company dated May 24, 2001 in the principal amount of $550,000 which (i) amended and restated two notes evidencing prior loans to such officer in the aggregate amount of $225,000 (which at March 31, 2001 had unrecorded accrued interest of $119,299) and (ii) reflected an additional loan in the amount of $325,000. The Amended Note provides for (i) monthly interest payments at a floating rate equal to the highest rate at which the Company pays interest on its bank borrowings, (ii) monthly payment of one-half of the interest that accrued over the preceding month, (iii) payment of accrued interest and principal from one-half of the after-tax amount, if any, of bonuses paid to the officer by the Company, and (iii) payment of the remaining balance of principal and accrued interest on May 24, 2006. To date, the officer has not made any of the required monthly interest payments under the Amended Note. The Amended Note is secured by (i) a first lien and security interest in 282,127 shares of the Company's common stock owned by the officer, (ii) a second mortgage on the officer's home and
         (iii) collateral assignments of $550,000 of life insurance policies. At March 31, 2004 and 2003, the note due from officer with respect to the Amended Note included accrued interest in the amount of $212,000 and $183,000, respectively, of which $46,500 and $32,000 were past due and owing on such dates.

(4)      Due From Affiliate
         ------------------

         At March 31, 2004, the Company did not have any amounts due from affiliate, whereas at March 31, 2003, the due from affiliate of approximately $723,000 consisted of obligations of MarketVision to the Company in respect to (i) borrowings on the credit line provided by the Company, (ii) services performed and expenses incurred by the Company on behalf of MarketVision, and (iii) amounts due under the Company's Service Agreement with MarketVision.

(5)      Property and Equipment
         ----------------------

         Property and equipment consist of the following:

                                                                 March 31, 2004   March 31, 2003
                                                                 --------------   --------------
               Furniture, fixtures and computer equipment        $    3,996,984   $    3,306,552
               Leasehold improvements                                 1,519,699          864,931
               Capitalized leases                                        21,748           21,748
                                                                 --------------   --------------
                                                                      5,538,431        4,193,231
               Less: accumulated depreciation and amortization        2,939,502        2,412,005
                                                                 --------------   --------------
                                                                 $    2,598,929   $    1,781,226
                                                                 ==============   ==============

         Depreciation and amortization expense on property and equipment for the years ended March 31, 2004, 2003 and 2002 amounted to $656,270, $547,210 and $569,795, respectively.

(6)      Leases
         ------

         The Company has several non-cancelable operating leases, primarily for property, that expire through 2015. Rent expense for the years ended March 31, 2004, 2003 and 2002 amounted to $965,310, $838,162 and
         $806,347, respectively. One of the Company's facilities is leased from the former owner of Optimum, who is also a director of the Company, with an annual rent of approximately $160,000 which expires in December 2010. Future non-cancelable minimum lease payments under all of the leases as of March 31, 2004 are as follows:

                  Year ending March 31,

                  2005                                    $     1,526,000

                  2006                                          1,605,000

                  2007                                          1,580,000

                  2008                                          1,632,000

                  2009                                          1,309,000

                  Thereafter                                    7,940,000
                                                          ---------------
                                                          $    15,592,000
                                                          ===============

(7)      Debt
         ----

         Notes Payable, Bank
         -------------------

         At March 31, 2004, the Company's bank borrowings of $4,984,500 (exclusive of a letter of credit outstanding in the amount of $500,000) reflect the terms and conditions of a credit agreement entered into with a bank on October 31, 2002 in replacement of the Company's prior bank loan agreement. Pursuant to the credit agreement, the Company obtained a $3,000,000 four year amortizing term loan expiring on October 30, 2006 and a three year $3,000,000 revolving loan credit facility expiring October 30, 2005. On October 31, 2002, the Company borrowed $3,000,000 under the term loan and $1,200,000 under the revolving loan credit facility and used approximately $3,700,000 of the proceeds to repay in full the Company's indebtedness to its prior lender. The remaining loan proceeds were used to increase the Company's working capital. Borrowings under the term loan and revolving credit facility are evidenced by promissory notes and are secured by all the Company's assets. Principal payments on the term loan, to be made in monthly installments of $62,500, commenced on December 1, 2002. The Company paid a $60,000 closing fee to the bank plus its legal costs and expenses and will pay a quarterly fee equal to .25% per annum on the unused portion of the credit facility. In addition, the Company, on a monthly basis, pays interest, at an annual rate equal to the bank's prime rate plus .25% on the revolving loan and .50% on the term loan, respectively. The interest rate pursuant to the Company's credit agreement at March 31, 2004 and 2003 was 4.25% and 4.5% on the revolving loan, respectively, and 4.5% and 4.75% on the term loan, respectively. On July 18, 2003, the credit agreement was amended pursuant to which the revolving loan credit facility was increased by $500,000 to $3,500,000. Further, the credit agreement provides for a number of affirmative and negative covenants, restrictions, limitations and other conditions including, among others, (i) limitations regarding the payment of cash dividends, (ii) use of proceeds, (iii) maintenance of minimum net worth, (iv) maintenance of minimum quarterly earnings, (v) compliance with a defined senior debt leverage ratio and debt service ratio, and (vi) maintenance of 15% of beneficially owned shares of the Company held by the Company's management. At March 31, 2004, the Company was not in compliance with the financial covenants in the credit agreement; namely, (i) the maximum permitted ratio of consolidated senior funded debt to earnings before interest, taxes, depreciation and amortization, (ii) the minimum permitted debt service coverage ratio and (iii) the requirement of no net loss for a fiscal quarter. On July 22, 2004 the bank waived the Company's defaults arising as a result of such noncompliance and entered into an Amended and Restated Credit Agreement with the Company which modified the financial covenants applicable to the Company. In addition, pursuant to the Amended and Restated Credit Agreement (i) the revolving loan facility was reduced from $3,500,000 to $1,100,000, and $2,400,000 of outstanding revolving loans were converted to a term loan, requiring principal monthly repayments in the amount of $100,000 each commencing September 1, 2004, (ii) interest on term loans (including the $2,400,000 of revolving loans converted to a term loan) was increased to the bank's prime rate plus 1.0%, and interest on revolving loans was increased to the bank's prime rate plus .50%, (iii) the Company's cash deposits maintained with the bank cannot be less than $3,000,000 at any time, and (iv) the Company paid the bank a $25,000 amendment fee. The aforementioned amended loans are retroactively reflected in the Company's balance sheet at March 31 2004.

         Total debt as of March 31, 2004 and 2003 is summarized as follows:

                                                                    2004         2003
                                                                 ----------   ----------
         Term loan note payable in monthly installments
         of principal and interest commencing December 1,
         2002 through October 30, 2006                           $4,400,000   $2,750,000

         Revolving loan note payable in monthly
         installments of interest only with a final payment
         of principal and interest due October 30, 2005             584,500    2,500,000

         9% subordinated note payable to OG Holding
         Corporation with interest payable in quarterly
         installments and principal payments in annual
         installments of $625,000 commencing March 31,
         2000 with the final payment extended to July 31, 2004      425,000      625,000
                                                                 ----------   ----------
              Total debt                                          5,409,500    5,875,000
              Less current portion                                1,875,000    1,375,000
                                                                 ----------   ----------
              Total long-term debt                               $3,534,500   $4,500,000
                                                                 ==========   ==========

         Maturities of notes payable are as follows:

                                          Notes Payable       Subordinated
                                              Bank               Note
                                          -------------      -------------
                   2005                   $   1,450,000      $     425,000
                   2006                       2,534,500                 --
                   2007                       1,000,000                 --
                                          -------------      -------------
                                          $   4,984,500      $     425,000
                                          =============      =============

         On April 13, 2004, the due date of the Company's subordinated indebtedness was extended to July 31, 2004.

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

              Changes in options outstanding and options exercisable and shares reserved for issuance at March 31, 2004 under all plans are as follows:

                                              Weighted
                                            average price
                                              per share        Outstanding      Exercisable (D)
                                           ---------------   ---------------    ---------------
               Balance at March 31, 2001   $          2.26         1,532,998          1,465,857

               Became exercisable          $          2.72                --             30,688
               Granted (A)                 $          2.36           244,113            103,488
               Exercised                   $          1.15            (6,250)            (6,250)
               Canceled                    $          4.22           (31,360)           (29,004)
                                           ---------------   ---------------    ---------------

               Balance at March 31, 2002   $          2.84         1,739,501          1,564,779

               Became exercisable          $          2.32                --             74,083
               Granted (B)                 $          2.50           495,000             94,333
               Exercised                   $          1.15            (6,250)            (6,250)
               Canceled                    $          5.29          (280,916)          (281,296)
                                           ---------------   ---------------    ---------------

               Balance at March 31, 2003   $          2.40         1,947,335          1,445,649

               Became exercisable          $          2.44                --            193,146
               Granted (C)                 $          2.93           255,000            171,252
               Exercised                   $          2.50            (2,625)            (2,625)
               Canceled                    $          2.72           (69,481)           (35,775)
                                           ---------------   ---------------    ---------------

               Balance at March 31, 2004   $          2.46         2,130,229          1,771,647
                                           ===============   ===============    ===============

                    (A) Represents options granted to purchase 187,238 shares at an exercise price of $2.50, 30,000 shares at an exercise price of $2.00, 20,625 shares at an exercise price of $1.55 and 6,250 shares at an exercise price of $2.50, respectively. Of the options granted, 103,488 were immediately exercisable and the balance in three annual installments.

                    (B) Represents options granted to management of the Company's subsidiaries to purchase 495,000 shares at an exercise price of $2.50. Of the options granted, 94,333 became exercisable prior to March 31, 2003 and the balance are exercisable as follows:

                                43,333 on January 1, 2004
                                43,334 on January 1, 2005
                                42,500 on September 1, 2003, 2004, 2005 and 2006
                                51,000 on December 31, 2003 and 2004
                                42,000 on January 1, 2005

                    (C) Represents options granted to purchase 227,500 shares at an exercise price of $3.00 and 27,500 shares at an exercise price of $2.33. Of the options granted, 171,252 became exercisable prior to March 31, 2004 and of the balances, 13,748 are exercisable on April 30, 2004 and 70,000 are exercisable on March 31, 2005.

                    (D) Options exercisable at March 31, 2004, 2003 and 2002 had a weighted average exercise price of $2.43, $2.38 and $2.89, respectively.

                  The options outstanding and exercisable as of March 31, 2004 are summarized in ranges as follows:

                                                 Weighted
                                  Number of      average        Weighted                           Weighted
                                   options       exercise       average        Exercisable     average exercise
    Range of exercise price      outstanding      price      remaining life       shares       price of shares
    -----------------------      -----------      -----      --------------       ------       ---------------
           $1.12-2.50             1,394,988       $ 1.82          2.60           1,121,153          $ 1.66
           $2.80-4.00               721,491       $ 3.54          3.42             636,744          $ 3.62
        more than $4.00              13,750       $10.00          4.08              13,750          $10.00
                                  ---------       ------          ----           ---------          ------
                                  2,130,229       $ 2.46          2.89           1,771,647          $ 2.43
                                  =========       ======          ====           =========          ======

         (ii) Warrants
              --------

              At March 31, 2004, outstanding warrants to purchase shares of the Company's common stock in the amount of 489,864 were exercisable at a weighted average price per share of $2.23. At March 31, 2003 and 2002, respectively, outstanding warrants to purchase shares of the Company's common stock in the amount of 642,364 were all exercisable at a weighted average price per share of $1.85. At March 31, 2004, these warrants are exercisable over the next three years.

(9)      Other Income
         ------------

         Other income at March 31, 2003 was primarily the result of the Company's sale of certain of its Internet domain names for $250,000.

(10)     Income Taxes
         ------------

         The Company and its wholly-owned subsidiaries file consolidated Federal income tax returns.

         The components of income tax provision for the years ended March 31, 2004, 2003, and 2002 are as follows:

                                      March 31, 2004*                 March 31, 2003                March 31, 2002
                               ----------------------------    ---------------------------   ---------------------------
          Current:
             State and local   $     25,440                    $    232,338                  $    129,345
             Federal               (126,516)       (101,076)        169,106        401,444             --        129,345
                               ------------                    ------------                  ------------

          Deferred:
             Federal and State                   (1,387,142)                       788,232                       579,473
                                               ------------                   ------------                  ------------

                                               $ (1,488,218)                  $  1,189,676                  $    708,818
                                               ============                   ============                  ============

         *Income tax before cumulative
          effect of the change in accounting
          principle for revenue recognition    $    (33,008)

          Cumulative effect of change in
          accounting principle for
          revenue recognition                    (1,455,210)
                                               ------------
                                               $ (1,488,218)
                                               ============

         The differences between the provision for income taxes computed at the federal statutory rate and the reported amount of tax expense attributable to income before cumulative effect of a change in accounting principle, (benefit) provision for income tax, equity in loss of affiliate and minority interest in net income of consolidated subsidiary for the year ended March 31, 2004, 2003 and 2002 are as follows:

                                                                                   Rate
                                                                              --------------
                                                                 2004              2003              2002
                                                            --------------    --------------    --------------
         Statutory Federal income tax                              (34.0)%             34.0%             34.0%
         State and local taxes, net of Federal benefit               2.3                5.2               5.5
         Under accrual from prior year                              15.9                 --                --
         Permanent differences                                       4.3                 --                --
         Other                                                       4.8                 .8               3.8
                                                            --------------    --------------    --------------
         Effective tax rate                                         (6.7)%             40.0%             43.3%
                                                            ==============    ==============    ==============

         The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in net deferred tax liability are as follows:

                                                                 March 31,       March 31,       March 31,
                                                                   2004            2003            2002
                                                               ------------    ------------    ------------
    Deferred tax assets (liabilities):
    Goodwill, principally due to differences in amortization   $ (1,849,236)   $ (1,070,085)   $   (474,075)
    Net operating loss carryforwards                              2,046,163          55,740         183,735
    Unbilled revenue                                               (147,943)       (548,097)       (395,330)
    Other                                                          (112,000)        (65,701)        (56,815)
                                                               ------------    ------------    ------------

    Net deferred tax liability                                 $    (63,016)   $ (1,628,143)   $   (742,485)
                                                               ============    ============    ============

         At March 31, 2004, the Company has net operating loss carry-forwards of approximately $4,884,000 that expire through 2024. For March 31, 2003 and 2002, the Company and its wholly-owned subsidiaries filed a consolidated federal income tax return. For March 31, 2004, the Company's wholly-owned subsidiaries are single-member limited liability companies that are disregarded for federal income tax return purposes. As such, the Company is no longer required to file a federal consolidated income tax return.

(11)     Significant Customers
         ---------------------

         During the years ended March 31, 2004, 2003 and 2002, the Company had one client which accounted for approximately 29.9%, 34.8%, and 29.6%, respectively, of its revenues, inclusive of 21.0%, 19.2% and 13.6%, respectively, of revenues attributable to reimbursable costs and expenses for such client, pursuant to the adoption of accounting standard EITF 01-14 (See Note 1). At March 31, 2004 and 2003, the same client accounted for 35% and 38%, respectively, of the Company's accounts receivable. In addition, at March 31, 2004, the Company had another client that accounted for approximately 13% of its revenues, inclusive of 4.6% of revenues attributable to reimbursable costs and expenses, and 12% of its accounts receivable.

(12)     Employee Benefit Plan
         ---------------------

         The Company has a savings plan available to substantially all salaried employees which is intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Pursuant to the 401(k) Plan, employees may contribute up to 15% of their eligible compensation not in excess of $11,000 and the Company at its sole discretion may from time to time make a discretionary matching contribution as it deems advisable. For the years ended March 31, 2004, 2003 and 2002, the Company made a discretionary contribution of approximately $313,000, $331,000 and $232,000, respectively.

(13)     Commitments
         -----------

         Employment Agreements
         ---------------------

         The Company has employment contracts which contain non-compete agreements and have a remaining term of twenty-four months with three of its officers and six officers of its subsidiaries. At March 31, 2004, the Company's remaining aggregate commitment under the employment agreements is approximately $4,240,000 and such commitments for each of the fiscal years 2005 and 2006 amount to $2,120,000. The aggregate commitment does not include amounts that may be earned as a bonus.

(14)     Related Party Transactions
         --------------------------

         (a) On January 26, 2004, Brian Murphy, a director of the Company and the chief executive officer of the Company's U.S. Concepts subsidiary, purchased from the Company 150,000 shares of a newly designated class of the Company's preferred stock for an aggregate purchase price of $600,000. Thereafter, on February 9, 2004, the Company sold an aggregate of 412,000 shares of the Company's common stock, at a price of $2.50, to five individuals, consisting of the Company's president and chief executive officer, three of the Company's other directors and an officer of one of the Company's subsidiaries, resulting in an additional $1,030,000 of cash proceeds to the Company. In connection with such sale of common stock, and pursuant to the terms upon which Mr. Murphy purchased the shares of preferred stock described above, Mr. Murphy was issued an additional 240,000 shares of common stock in exchange for the cancellation of such preferred stock.

         (b) On November 14, 2001, the Company's Board of Directors extended the lives of two immediately exercisable warrants to purchase the Company's common stock previously issued to a current outside director and a consultant to the Company in 1997. The warrants (37,500 each) which maintain the exercise price of $4.00 per share, were due to expire on April 30, 2002 and will now expire on April 30, 2007. The fair value ascribed to the modification of the terms of the warrants was not material.

         (c) Pursuant to certain agreements (the "ComedyLab Agreements") dated as of January 24, 2001, U.S. Concepts, a wholly-owned subsidiary of the Company, became entitled to receive approximately 33% of the shares of common stock of ComedyLab, which no longer has any assets or operations. ComedyLab was organized by certain former employees of iCast Corporation and iCast Comedy Corporation (collectively, "iCast"), including a director of the Company who is also the chief executive officer of both ComedyLab and U.S. Concepts (the "ComedyLab CEO"), to continue business previously conducted by iCast. The ComedyLab business consisted of owning and operating a Web site which provided comedy related content. ComedyLab acquired certain assets and assumed limited obligations of iCast in exchange for 5% of the issued and outstanding shares of capital stock of ComedyLab, The assets acquired by ComedyLab from iCast included event sponsorship agreements, related receivables and assets (including intellectual properties of iCast), which related to certain events which U.S. Concepts had been retained to manage and execute. The obligations assumed by ComedyLab were limited to the performance obligations under the acquired sponsorship agreements.

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

                On June 19, 2001, the ComedyLab CEO executed a non-interest bearing secured promissory note in favor of U.S. Concepts pursuant to which he became obligated to reimburse U.S. Concepts for amounts advanced by U.S. Concepts to ComedyLab ($563,000 at March 31, 2002) to fund its operating expenses and the further development of its business. The promissory note, which was subsequently repaid in full, was secured by all amounts payable to the director as additional installment of the purchase price pursuant to the U.S. Concepts Acquisition agreement and the bonus provision of the director's employment agreement with U.S. Concepts. As the Company was no longer responsible for the liabilities and or losses, if any, of ComedyLab, at March 31, 2002, a share of ComedyLab's losses in the amount of $89,000 previously recorded for the year ended March 31, 2001 had been reversed and included in other income and the amount, together with amounts related to advances to ComedyLab previously recorded as due from affiliate, had been reclassified as a note receivable from officer on the consolidated balance sheet at March 31, 2002. The $89,000 was recorded for the year ended March 31, 2001 because, as of such time, the Company did not yet have the assurance of its ability to collect such amount. During Fiscal 2002, the monies advanced to ComedyLab increased the Company's note receivable from officer to the amount of $563,000 prior to such note's reduction to $63,000 at March 31, 2002 as a result of the Company's offset of an additional U.S. Concept Acquisition purchase price installment otherwise due the director in the amount of $500,000. On July 12, 2002, the Company received payment from Mr. Murphy of the $63,000 note receivable balance outstanding at March 31, 2002.

         (d) In connection with the Company's acquisition of Optimum, the Company entered into a lease agreement with Thomas Lachenman, a director of the Company and former owner of Optimum, for the lease of the Cincinnati principal office of Optimum. The lease provides for an annual rental, currently at $160,000, adjusted annually based upon changes in the local consumer price index. The lease expires in December 2010.

(15)     Summarized Quarterly Consolidated Financial Data (Unaudited)
         ------------------------------------------------------------

         The quarterly information for the first three quarters of Fiscal 2004 reflects the quarters as previously reported prior to the adoption of EITF 00-21 and FIN 46R, together with the as restated quarters reflecting the adoption of EITF 00-21 and FIN 46R as of April 1, 2003. The Fiscal 2003 quarterly information reflects the quarters as previously reported prior to the adoption of EITF 00-21 and FIN 46R, together with the quarters on a pro forma basis to reflect the adoption of EITF 00-21.

                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                         First Quarter Ended        Second Quarter Ended
                                            June 30, 2003            September 30, 2003
                                      -------------------------   -------------------------
                                     As previously      As       As previously      As
                                        reported     restated      reported      restated
                                      -----------   -----------   -----------   -----------
Sales                                 $16,072,640   $20,203,923   $16,881,117   $16,557,568
Gross profit                            3,591,430     4,735,782     3,415,876     3,315,377
                                      -----------   -----------   -----------   -----------
Operating income                          649,159     1,534,442       472,848        81,919
                                      -----------   -----------   -----------   -----------
Net income (loss)                     $   328,978   $   878,205   $   231,139   $    11,846
Net income (loss) per common share:
      Basic                           $       .06   $       .17   $       .05   $       .00
      Diluted                         $       .06   $       .15   $       .04   $       .00
Weighted average common shares:
      Basic                             5,119,347     5,119,347     5,135,035     5,135,035
      Diluted                           5,765,948     5,765,948     6,223,819     6,223,819

                                           Third Quarter Ended          Fourth Quarter Ended
                                            December 31, 2003              March 31, 2004
                                      ------------------------------        ------------
                                      As previously          As
                                        reported          restated
                                      ------------      ------------        ------------
Sales                                 $ 16,631,648      $ 19,111,145        $ 13,842,821
Gross profit                             2,588,870         3,565,375           1,969,232
                                      ------------      ------------        ------------
Operating (loss) income                   (861,292)         (105,811)         (1,760,382)
                                      ------------      ------------        ------------
Net (loss) income                     $   (490,156)     $   (123,345)       $ (1,329,177)
Net (loss) income per common share:
      Basic                           $       (.10)     $       (.02)       $       (.23)
      Diluted                         $       (.10)     $       (.02)       $       (.23)
Weighted average common shares:
      Basic                              5,137,179         5,137,179           5,673,630
      Diluted                            5,137,179         5,137,179           5,673,630

Sales, gross profit and net income (loss) for the quarters ended June 30, 2003, September 30, 2003, and December 31, 2003 have been restated to reflect the adoption of (i) EITF 00-21, which was reported as a cumulative effect of a change in accounting principle for revenue recognition and (ii) FIN 46R,which consolidates the operations of MarketVision, effective April 1, 2003. The Company will file an amended Form 10-Q, with restated quarterly financial statements reflecting this change for each of these quarterly periods. The amended Forms 10-Q will be filed with the Securities and Exchange Commission as soon as practicable.

                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                          First Quarter Ended             Second Quarter Ended
                                             June 30, 2002                 September 30, 2002
                                      -----------------------------   -----------------------------
                                      As previously                   As previously
                                        reported        Pro forma       reported        Pro forma
                                      -------------   -------------   -------------   -------------
Sales                                 $  14,143,991   $  14,131,342   $  13,332,639   $  14,932,558
Gross profit                              2,915,321       3,202,751       3,363,153       3,344,232
                                      -------------   -------------   -------------   -------------
Operating income                            375,704         663,134         857,010         838,089
                                      -------------   -------------   -------------   -------------
Net income (loss)                     $     164,255   $     336,713   $     449,825   $     438,472
Net income (loss) per common share:
      Basic                           $         .03   $         .07   $         .09   $         .09
      Diluted                         $         .03   $         .06   $         .08   $         .08
Weighted average common shares:
      Basic                               5,028,481       5,028,481       5,028,481       5,028,481
      Diluted                             5,531,533       5,531,533       5,372,657       5,372,657


                                           Third Quarter Ended             Fourth Quarter Ended
                                            December 31, 2002                March 31, 2003
                                      -----------------------------   -----------------------------
                                      As previously                   As previously
                                        reported        Pro forma       reported        Pro forma
                                      -------------   -------------   -------------   -------------
Sales                                 $  17,311,177   $  13,760,034   $  15,168,397   $  10,677,063
Gross profit                              4,006,616       2,974,046       3,414,673       1,598,063
                                      -------------   -------------   -------------   -------------
Operating income (loss)                   1,193,925         161,355         585,740      (1,230,870)
                                      -------------   -------------   -------------   -------------
Net income (loss)                     $     874,036   $     254,494   $     284,966   $    (805,000)
Net income (loss) per common share:
      Basic                           $         .17   $         .05   $         .06   $        (.16)
      Diluted                         $         .16   $         .05   $         .05   $        (.16)
Weighted average common shares:
      Basic                               5,028,481       5,028,481       5,031,884       5,031,884
      Diluted                             5,566,291       5,566,291       5,579,495       5,031,884


Item 9.    Changes in and Disagreements with Accountants on Accounting and
------     Financial Disclosure.
           ---------------------------------------------------------------

           None.

Item 9A.   Controls and Procedures.
-------    -----------------------

Evaluation of Disclosure Controls and Procedures

                  An evaluation was performed, under the supervision of, and with the participation of, the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-(e) to the Securities and Exchange Act of
1934). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were adequate and effective, as of the end of the period covered by this Annual Report on Form 10-K for the year ended March 31, 2004 (the "Report"), in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Report.

Changes in Internal Controls

                  There have been no significant changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

The information required to be disclosed in Part III (Items 10, 11, 12, 13 and 14, and fees and services) will be incorporated by reference from the Company's definitive proxy statement if filed by July 29, 2004 or, if such proxy statement is not filed by such date, such information will be disclosed by amendment to this Form 10-K prior to July 30, 2004.


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
         ----------------------------------------------------------------

    (a) The following documents are filed as part of this Report.

                  1.  Financial Statements:
                      --------------------

                                                                                                  Page
                  ------------------------------------------------------------------------------------
                       Index to Financial Statements                                               29
                          Consolidated Financial Statements of CoActive Marketing Group, Inc.
                              Report of Independent Registered Public Accounting Firm              30
                              Consolidated Balance Sheets as of March 31, 2004 and 2003            31
                              Consolidated Statements of Operations for the years ended
                                  March 31, 2004, 2003 and 2002                                    32
                              Consolidated Statements of Stockholders' Equity
                                  for the years ended March 31, 2004, 2003 and 2002                33
                              Consolidated Statements of Cash Flows for the years ended
                                  March 31, 2004, 2003 and 2002                                    34
                              Notes to Consolidated Financial Statements                           35

                  2.  Financial Statement Schedules:
                      -----------------------------

                       S-1    Report of Independent Registered Public Accounting Firm              57
                       S-2    Allowance for Doubtful Accounts                                      58

                  3.  Exhibits:
                      --------

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

         10.1 Employment Agreement dated September 29, 1995 between Registrant and John P. Benfield (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

         10.2 Second Amendment to Employment Agreement dated November 14, 2001 between the Registrant and John P. Benfield (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, initially filed with the Securities and Exchange Commission on June 28, 2002).

         10.3 Employment Agreement dated September 29, 1995 between the Registrant and Donald A. Bernard (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

         10.4 Second Amendment to Employment Agreement dated November 14, 2001 between the Registrant and Donald A. Bernard (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, initially filed with the Securities and Exchange Commission on June 28, 2002).

         10.5 Employment Agreement dated September 29, 1995 between Registrant and Paul A. Amershadian (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

         10.6 Second Amendment to Employment Agreement dated November 14, 2001 between Registrant and Paul A. Amershadian (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, initially filed with the Securities and Exchange Commission on June 28, 2002).

         10.7 Amended and Restated Promissory Note, dated as of May 24, 2001, in the principal amount of $550,000, by Paul
                        A. Amershadian in favor of the Company (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, initially filed with the Securities and Exchange Commission on July 13, 2001).

         10.8 Amended and Restated Pledge Agreement, dated as of May 24, 2001, between Paul A. Amershadian and the Company (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, initially filed with the Securities and Exchange Commission on July 13, 2001).

         10.9 Credit Agreement, dated as of October 31, 2002 by and among CoActive Marketing Group, Inc., Inmark Services, Inc., Optimum Group, Inc., U.S. Concepts, Inc., Grupo Hacerlo LLC and Signature Bank (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated October 31, 2002, initially filed with the Securities and Exchange Commission on November 4,
                        2002).

         10.10 Form of Security Agreement, dated as of October 31, 2002 between each of CoActive Marketing Group, Inc., Inmark Services, Inc., Optimum Group, Inc., U.S. Concepts, Inc. and Grupo Hacerlo LLC and Signature Bank (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated October 31, 2002, initially filed with the Securities and Exchange Commission on November 4, 2002).

         10.11 Administration and Marketing Services Agreement, dated as of March 22, 2002, between the Registrant and MarketVision (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, initially filed with the Securities and Exchange Commission on June 28,
                        2002).

         10.12 CoActive Marketing Group, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Registrant's Definitive Proxy Statement initially filed with the Securities and Exchange Commission on July 29,
                        2002).

         10.13 Amended and Restated Credit Agreement dated as of July 22, 2004, by and among CoActive Marketing Group, Inc., Inmark Services LLC, Optimum Group LLC, U.S. Concepts LLC, Grupo Hacerlo LLC, TrikMedia LLC and Signature Bank.

         14             Registrant's Code of Ethics

         21             Subsidiaries of the Registrant

         23             Consent of BDO Seidman, LLP

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

         32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act.

         32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act.

     (b) Reports on Form 8-K.

                  On January 27, 2004, the Company furnished a report on Form 8-K relating to a press release it issued with respect to financial results for its fiscal quarter ended December 31, 2003.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
CoActive Marketing Group, Inc.


The audits referred to in our report dated July 13, 2004, except for Note 7, which is as of July 22, 2004 relating to the consolidated financial statements of CoActive Marketing Group Inc. and Subsidiaries, which is contained in Item 8 of the Form 10-K, included the audit of the financial statement schedule for the years ended March 31, 2004, 2003 and 2002. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion of the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO SEIDMAN, LLP
--------------------------
BDO Seidman, LLP

Melville, New York
July 13, 2004, except for Note 7,
which is as of July 22, 2004.

                         Allowance for Doubtful Accounts

                                   Balance                                      Balance
                                 at beginning                                   at end
                                  of Period       Additions     Deductions     of Period
                                 ------------   ------------   ------------   ------------
Year ended March 31, 2004        $     80,412   $    256,000   $     40,431   $    295,981

Year ended March 31, 2003        $     75,000   $     36,000   $     30,588   $     80,412

Year ended March 31, 2002        $    100,000   $    111,000   $    136,000   $     75,000

         SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COACTIVE MARKETING GROUP, INC.

                                By: /s/ DONALD A. BERNARD
                                    --------------------------------------------
                                    Donald A. Bernard
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                Dated: July 13, 2004

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

           SIGNATURE AND TITLE                          SIGNATURE AND TITLE

By: /s/ JOHN P. BENFIELD                     By: /s/ DONALD A. BERNARD
    -------------------------------              -------------------------------
    John P. Benfield                             Donald A. Bernard
    President and Chief Executive                Executive Vice President and
    Officer and Director                         Chief Financial Officer and
    (Principal Executive Officer)                Director (Principal Financial
                                                 and Accounting Officer)

Dated: July 22, 2004                         Dated: July 22, 2004

By: /s/ PAUL A. AMERSHADIAN                  By: /s/ HERBERT M. GARDNER
    -------------------------------              -------------------------------
    Paul A. Amershadian                          Herbert M. Gardner
    Executive Vice President - Marketing         Director
    and Sales and Director

Dated: July 22, 2004                         Dated: July 22, 2004

By: /s/                                      By: /s/ BRIAN MURPHY
    -------------------------------              -------------------------------
    Joseph S. Hellman                            Brian Murphy
    Director                                     Director

Dated: July 22, 2004                         Dated: July 22, 2004

By: /s/ THOMAS E. LACHENMAN                  By /s/ JOHN A. WARD, III
    -------------------------------             --------------------------------
    Thomas E. Lachenman                         John A. Ward, III
    Director                                    Director

Dated: July 22, 2004                         Dated July 22, 2004