Form 10-Q
period 2004-06-30
COACTIVE MARKETING GROUP INC
filed 2004-08-12
CIK 886475

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to
                              ----------------   ------------------

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

                  [ ] Yes [X] No

As of July 31, 2004, 5,941,856 shares of the Registrant's Common Stock, par value $.001 per share, were outstanding.
================================================================================

                                      INDEX
                                      -----

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.    Consolidated Financial Statements of CoActive Marketing
             Group, Inc. and Subsidiaries (Unaudited)

               Consolidated Balance Sheets - June 30, 2004 and
                  March 31, 2004                                              3

               Consolidated Statements of Operations - Three months
                  ended June 30, 2004 and June 30, 2003                       4

               Consolidated Statement of Stockholders' Equity -
                  Three months ended June 30, 2004                            5

               Consolidated Statements of Cash Flows - Three months
                  ended June 30, 2004 and June 30, 2003                       6

               Notes to Unaudited Consolidated Financial Statements           7

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        16

Item 4.    Controls and Procedures                                           16

PART II - OTHER INFORMATION
---------------------------

Items 1, 2, 3, 4 and 5.  Not Applicable                                      16

Item 6.    Exhibits and Reports on Form 8-K.                                 16

SIGNATURES                                                                   17
----------

                         PART I - FINANCIAL INFORMATION
                         COACTIVE MARKETING GROUP, INC.
                           Consolidated Balance Sheets
                        June 30, 2004 and March 31, 2004

                                                                       June 30, 2004    March 31, 2004*
                                                                       --------------   --------------
                                                                        (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                          $    2,708,633   $    3,164,158
    Accounts receivable, net of allowance for doubtful accounts of
       $178,981 at June 30, 2004 and $295,981 at March 31, 2004            10,297,421       10,504,973
    Unbilled contracts in progress                                          2,273,397        2,083,507
    Deferred contract costs                                                   552,998          339,100
    Prepaid taxes                                                             449,582          449,582
    Prepaid expenses and other current assets                                 501,628          608,175
                                                                       --------------   --------------
    Total current assets                                                   16,783,659       17,149,495

Property and equipment, net                                                 2,500,669        2,598,929

Note and interest receivable from officer                                     769,575          762,276
Goodwill, net                                                              19,895,694       19,895,694
Intangible asset                                                              200,000          200,000
Deferred financing costs, net                                                  65,850           72,905
Other assets                                                                   17,398           17,398
                                                                       --------------   --------------
    Total assets                                                       $   40,232,845   $   40,696,697
                                                                       ==============   ==============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                   $    7,408,498   $    7,525,683
    Deferred revenue                                                        6,819,070        7,932,115
    Accrued job costs                                                       2,485,047        2,860,550
    Accrued compensation                                                       98,611           96,127
    Other accrued liabilities                                               2,459,122        1,480,070
    Deferred taxes payable                                                    182,731           63,016
    Notes payable bank - current                                            1,750,000        1,450,000
    Subordinated notes payable - current                                      425,000          425,000
                                                                       --------------   --------------
    Total current liabilities                                              21,628,079       21,832,561

Notes payable bank - long term                                              3,047,000        3,534,500
Minority interest of consolidated subsidiary                                  190,799          151,806
                                                                       --------------   --------------
    Total liabilities                                                      24,865,878       25,518,867
                                                                       --------------   --------------

Stockholders' equity:
    Class A convertible preferred stock, par value $.001;                          --               --
       authorized 650,000 shares; none issued and outstanding
    Class B convertible preferred stock, par value $.001;                          --               --
       authorized 700,000 shares; none issued and outstanding
    Preferred stock, undesignated; authorized 3,650,000 shares; none               --               --
       issued and outstanding
    Common stock, par value $.001; authorized 25,000,000 shares;
       issued and outstanding 5,941,856 shares at June 30, 2004
       and March 31, 2004                                                       5,941            5,941
    Additional paid-in capital                                              8,844,766        8,853,166
    Retained earnings                                                       6,516,260        6,318,723
                                                                       --------------   --------------
    Total stockholders' equity                                             15,366,967       15,177,830
                                                                       --------------   --------------
    Total liabilities and stockholders' equity                         $   40,232,845   $   40,696,697
                                                                       ==============   ==============

* The consolidated balance sheet as of March 31, 2004 has been summarized from the Company's audited balance sheet as of that date.

See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Operations
                    Three Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                             2004            2003
                                                                         ------------    ------------
Sales                                                                    $ 19,413,912    $ 20,203,923
Direct expenses                                                            16,024,321      15,525,141
                                                                         ------------    ------------

      Gross profit                                                          3,389,591       4,678,782
                                                                         ------------    ------------

Salaries, payroll taxes and benefits                                        1,591,018       1,401,729
Selling, general and administrative expense                                 1,389,578       1,742,611
                                                                         ------------    ------------

      Total operating expenses                                              2,980,596       3,144,340
                                                                         ------------    ------------

      Operating income                                                        408,995       1,534,442

Interest expense, net                                                          57,122          63,301
                                                                         ------------    ------------

Income before provision for income taxes, minority interest
    in net (income) loss of consolidated subsidiary and
    cumulative effect of change in accounting principle
    for revenue recognition                                                   351,873       1,471,141
Provision for income taxes                                                    115,343         611,010
                                                                         ------------    ------------

Net income before minority interest in net (income) loss of
    consolidated subsidiary and cumulative effect of
    change in accounting principle for revenue recognition                    236,530         860,131
Minority interest in net (income) loss of consolidated
    subsidiary                                                                (38,993)         18,074
                                                                         ------------    ------------

Net income before cumulative effect of change in
    accounting principle for revenue recognition                              197,537         878,205
Cumulative effect of change in accounting principle for
     revenue recognition, net of income taxes                                      --      (2,182,814)
                                                                         ------------    ------------

Net income (loss)                                                        $    197,537    $ (1,304,609)
                                                                         ============    ============

Net income (loss) per common share before cumulative
     effect of change in accounting principle for revenue
     recognition:
Basic                                                                    $        .03    $        .17
                                                                         ============    ============
Diluted                                                                  $        .03    $        .15
                                                                         ============    ============

Cumulative effect of change in accounting principle for
     revenue recognition, net of income taxes                            $         --    $       (.42)
                                                                         ------------    ------------

Net income (loss) per common share after cumulative
     effect of change in accounting principle for revenue
     recognition:
Basic                                                                    $        .03    $       (.25)
                                                                         ============    ============
Diluted                                                                  $        .03    $       (.25)
                                                                         ============    ============

Weighted average number of common shares outstanding before cumulative effect of change in accounting principle for revenue recognition:

       Basic                                                                5,941,856       5,119,347
       Dilutive effect of options and warrants                                446,588         646,601
                                                                         ------------    ------------
       Diluted                                                              6,388,444       5,765,948
                                                                         ============    ============
Weighted average number of shares outstanding after cumulative effect of change in accounting principle for revenue recognition:
       Basic                                                                5,941,856       5,119,347
                                                                         ============    ============
       Diluted                                                              6,388,444       5,119,347
                                                                         ============    ============

See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                        Three Months Ended June 30, 2004
                                   (Unaudited)

                                                      Common Stock
                                                     par value $.001              Additional          Retained           Total
                                           ---------------------------------   Paid-in Capital        Earnings       Stockholders'
                                               Shares            Amount                                                  Equity
                                           ---------------   ---------------   ---------------    ---------------   ---------------
Balance, March 31, 2004                          5,941,856   $         5,941   $     8,853,166    $     6,318,723   $    15,177,830

Costs incurred in connection with sale of
    stock                                               --                --            (8,400)                --            (8,400)

Net income                                              --                --                --            197,537           197,537
                                           ---------------   ---------------   ---------------    ---------------   ---------------

Balance, June 30, 2004                           5,941,856   $         5,941   $     8,844,766    $     6,516,260   $    15,366,967
                                           ===============   ===============   ===============    ===============   ===============

See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Cash Flows
                    Three Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                                          2004            2003
                                                                                      ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                                                 $    197,537    $ (1,304,609)
    Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
        (Credit) provision for bad debt expense                                           (117,000)          9,000
        Depreciation and amortization                                                      175,574         205,286
        Deferred income taxes                                                              119,715         381,151
        Minority interest of consolidated subsidiary                                        38,993         (13,043)
        Cumulative effect of change in accounting principle for revenue recognition             --       2,182,814
        Other                                                                                   --          (5,031)
        Changes in operating assets and liabilities:
           Decrease in accounts receivable                                                 324,552          52,366
           (Increase) in unbilled contracts in progress                                   (189,890)       (715,247)
           (Increase) in deferred contract costs                                          (213,898)             --
           Decrease (increase) in prepaid expenses and other assets                        106,547        (243,677)
           (Decrease) increase in accounts payable                                        (117,185)        894,691
           (Decrease) in deferred revenue                                               (1,113,045)     (3,201,397)
           (Decrease) increase in accrued job costs                                       (375,503)      2,681,406
           Increase in accrued taxes payable                                                    --          87,648
           Increase (decrease) in other accrued liabilities                                979,052        (877,917)
           Increase in accrued compensation                                                  2,484          42,644
                                                                                      ------------    ------------

           Net cash (used in) provided by operating activities                            (182,067)        176,085
                                                                                      ------------    ------------

Cash flows from investing activities:
    Purchases of fixed assets                                                              (70,259)       (314,092)
    Increase in note receivable from officer                                                (7,299)         (7,300)
    Increase in cash for consolidation of variable interest entity                              --          35,691
                                                                                      ------------    ------------

           Net cash used in investing activities                                           (77,558)       (285,701)
                                                                                      ------------    ------------

Cash flows from financing activities:
    Repayments of debt                                                                    (187,500)       (603,000)
    Costs incurred in connection with sale of stock                                         (8,400)             --
                                                                                      ------------    ------------

           Net cash used in financing activities                                          (195,900)       (603,000)
                                                                                      ------------    ------------

           Net decrease in cash and cash equivalents                                      (455,525)       (712,616)

Cash and cash equivalents at beginning of period                                         3,164,158       1,336,886
                                                                                      ------------    ------------
Cash and cash equivalents at end of period                                            $  2,708,633    $    624,270
                                                                                      ============    ============
Supplemental disclosures of cash flow information:
    Interest paid during the period                                                   $     64,259    $     70,039
                                                                                      ============    ============
    Income tax paid during the period                                                 $      8,309    $     63,612
                                                                                      ============    ============
Noncash activities relating to investing and financing activities:
    Stock issued in payment of earnout                                                $         --    $    218,000
                                                                                      ============    ============

See accompanying notes to unaudited consolidated financial statements.

                 CoActive Marketing Group, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

                             June 30, 2004 and 2003


(1)      Basis of Presentation
         ---------------------

         The interim financial statements of CoActive Marketing Group, Inc. (the "Company") for the three months ended June 30, 2004 and 2003 have been prepared without audit. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results for a full year.

         The consolidated financial statements of the Company include the financial statements of the Company and its wholly-owned subsidiaries. In addition, the consolidated financial statements include the accounts of a variable interest entity, Garcia Baldwin, Inc. d/b/a MarketVision ("MarketVision"), an affiliate that provides ethnically oriented marketing and promotional services. The Company has determined that it is the primary beneficiary of this entity and has included the accounts of this entity, pursuant to the requirements of Financial Accounting Standards Board's ("FASB") Interpretation No. 46 (revised 2003), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." All significant intercompany balances and transactions have been eliminated in consolidation. The Company owns 49% of the common stock of MarketVision. The remaining 51% is owned by a third party. The third party owned portion of MarketVision is accounted for as minority interest in the Company's consolidated financial statements.

         On October 29, 2003, a newly formed wholly-owned subsidiary of the Company, TrikMedia LLC ("TrikMedia"), acquired certain assets and assumed certain liabilities of TrikMedia, Inc., for a purchase price of $885,000, consisting of a cash payment in the amount of $700,000 and the assumption of $185,000 of deferred revenue. In addition, the Company acquired fixed assets with a fair value of $36,000 and assumed additional liabilities in the amount of $17,000. The Company has accounted for the acquisition as a purchase whereby the excess of the purchase price over the fair value of net assets acquired, including costs of the acquisition, of approximately $866,000 has been classified as goodwill. Pro forma information regarding the acquisition has not been provided, as the results of operations of TrikMedia are not material.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2004.

(2)      Adoption of EITF 00-21
         ----------------------

         The Company adopted EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), in the fourth quarter of Fiscal 2004. EITF 00-21, which became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. Prior to the adoption of EITF 00-21, the Company recognized revenue on its broadcast media and special event contracts on the percentage-of-completion method over the life of the contract as identifiable phases of services, such as concept creation and development, media purchase, production, media airing and event execution occurred. Under that method, the Company generally recognized a portion of the revenue attributable to those contracts upon signing by the Company's clients. Pursuant to EITF 00-21, the Company now recognizes all of the contract's revenue as the media is aired and the events take place, without regard to the timing of the contracts signing or when cash is received under these contracts. The adoption of EITF 00-21 (effective April 1, 2003) resulted in a non-cash charge reported as a cumulative effect of a change in accounting principle of $2,183,000. For the three months ended June 30, 2003, the adoption of EITF 00-21 resulted in an increase in sales of $2,269,000 and an increase in direct expenses of $1,354,000. After giving effect to the implementation of EITF 00-21 and before the cumulative effect of the change in method of accounting for revenue recognition, the Company had net income of $878,000 or $.17 per basic common share for the three months ended June 30, 2003.

(3)      Adoption of FIN 46R
         -------------------

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51," with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. The provisions regarding implementation dates were revised by FIN 46 (Revised) ("FIN 46R"). The consolidation requirements of FIN 46R apply to variable interest entities in the first year or interim period ending after March 15, 2004. Effective in the fourth quarter of Fiscal 2004, the Company adopted FIN 46R as it relates to the activities of its MarketVision affiliate. Accordingly, the operations and financial statements of MarketVision for the quarter ended June 30, 2004 are included in the consolidated financial statements of the Company, whereas for prior fiscal years, under the equity method of accounting, the Company reported its investment in MarketVision as adjusted for its share of net income or loss each fiscal year in the Company's financial statements. The consolidated financial statements of the Company for the three months ended June 30, 2003 have been restated to reflect the Company's adoption of FIN 46R effective April 1, 2003. The effect of the Company's adoption of FIN 46R did not impact the Company's net loss. For the three months ended June 30, 2004 and 2003, MarketVision had net income of $76,000 and a net loss of $26,000, respectively.

(4)      Revenue Recognition
         -------------------

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

(5)      Goodwill and Intangible Asset
         -----------------------------

         Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company's subsidiary companies. The Company's other intangible asset consists of an Internet domain name and any and all related intellectual property rights associated therewith which are used in the Company's operations. At June 30, 2004, the Company had approximately $19,896,000 of goodwill and $200,000 as an intangible asset. During Fiscal 2004, the Company increased goodwill in the amount of $866,000 and $244,000 to reflect the goodwill relating to its acquisition of TrikMedia and its consolidation of MarketVision, respectively.

         In accordance with Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Goodwill impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of earnings. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. Based on the guidance of SFAS 142, the Company has determined that it has four operating units representing each of its subsidiaries. The Company has completed its impairment review for each reporting unit as of March 31, 2004 and no impairment in the recorded goodwill and intangible asset was identified. During the quarter ended June 30, 2004, the Company has not identified any indication of goodwill impairment. Goodwill and the intangible asset will be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded.

(6)      Earnings Per Share
         ------------------

         Options and warrants, which expire through April 30, 2014, to purchase 1,673,741 shares of common stock at prices ranging from $2.48 to $10.00 and 821,847 shares of common stock at prices ranging from $2.80 to $10.00 per share at June 30, 2004 and 2003, respectively, were excluded from the computation of diluted earnings per share for each period because the exercise prices exceeded the then fair market value of the Company's common stock.

(7)      Unbilled Contracts in Progress
         ------------------------------

         Unbilled contracts in progress represent revenue recognized in advance of billings rendered based on work performed to date on certain contracts. Accrued job costs are also recorded for such contracts to properly match costs and revenue.

(8)      Deferred Contract Costs
         -----------------------

         Deferred contract costs represent direct contract costs and expenses incurred prior to the Company's related revenue recognition on such contracts.

(9)      Deferred Revenue
         ----------------

         Deferred revenue represents contract amounts billed and client advances in excess of costs incurred and estimated profit earned.

(10)     Notes Payable Bank
         ------------------

         At March 31, 2004, the Company was not in compliance with certain financial covenants of its credit agreement. On July 22, 2004, the bank waived the Company's defaults arising as a result of such noncompliance and entered into an Amended and Restated Credit Agreement with the Company that modified the financial covenants applicable to the Company. In addition, pursuant to the Amended and Restated Credit Agreement (i) the revolving loan facility was reduced from $3,500,000 to $1,100,000, and $2,400,000 of outstanding revolving loans were converted to a term loan, requiring principal monthly repayments in the amount of $100,000 each commencing September 1, 2004, (ii) interest on term loans (including the $2,400,000 of revolving loans converted to a term loan) was increased to the bank's prime rate plus 1.0%, and interest on revolving loans was increased to the bank's prime rate plus .50%, (iii) effective July 22, 2004, the Company's cash deposits maintained with the bank cannot be less than $3,000,000 at any time, and (iv) the Company paid the bank a $25,000 amendment fee. The Company's consolidated balance sheet at March 31, 2004 retroactively reflects the new repayment terms of the loans. At June 30, 2004, the Company was in compliance with the covenants of its Amended and Restated Credit Agreement.

(11)     Income Taxes
         ------------

         The provision for income taxes for the three months ended June 30, 2004 and 2003 is based upon the Company's estimated effective tax rate for the respective fiscal years.

(12)     Accounting for Stock-Based Compensation
         ---------------------------------------

         The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock-based compensation plans and accordingly, no compensation cost has been recognized for the issuance of stock options in the consolidated financial statements. The Company has elected not to implement the fair value based accounting method for employee stock options under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), but has elected to disclose the pro forma net income per share for employee stock option grants made beginning in fiscal 1997 as if such method had been used to account for stock-based compensation costs described in SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure an amendment of SFAS Statement No. 123."

         The following table illustrates the effects on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock based incentive plans:

                                                            Three Months    Three Months
                                                                Ended           Ended
                                                            June 30, 2004   June 30, 2003
                                                            -------------   -------------
Net income (loss) as reported                               $     197,537   $  (1,304,609)
Less compensation expense determined under the fair value
method                                                             91,156          60,976

                                                            -------------   -------------
Pro forma net income (loss)                                 $     106,381   $  (1,365,585)
                                                            =============   =============

Net income (loss) per share - Basic:
  As reported                                               $         .03   $        (.25)
  Pro forma                                                 $         .02   $        (.27)

Net income (loss) per share - Diluted:
  As reported                                               $         .03   $        (.25)
  Pro forma                                                 $         .02   $        (.27)

(13)     New Accounting Standards
         ------------------------

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after December 15, 2004. The statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. The effect of this pronouncement did not have an impact on the Company's financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No.
         133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying (as initially defined in SFAS No. 133) to conform it to language used in FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other," and amends other existing pronouncements. The effect of this pronouncement did not have an impact on the financial statements of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

                  On October 29, 2003, TrikMedia LLC ("TrikMedia"), a newly formed wholly-owned subsidiary of the Company, acquired certain of the assets and assumed certain of the liabilities of TrikMedia, Inc. in a transaction accounted for as a purchase by the Company. Accordingly, the following discussion compares the Company's consolidated results of operations for the three months ended June 30, 2004, including the operations of TrikMedia for the three months ended June 30, 2004, to the Company's consolidated results of operations for the three months ended June 30, 2003, excluding the operations of TrikMedia.

Adoption of Accounting Standards

                  The Company adopted EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), in the fourth quarter of Fiscal 2004. EITF 00-21, which became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. Prior to the adoption of EITF 00-21, the Company recognized revenue on its broadcast media and special event contracts on the percentage-of-completion method over the life of the contract as identifiable phases of services, such as concept creation and development, media purchase, production, media airing and event execution occurred. Under that method, the Company generally recognized a portion of revenues attributable to those contracts upon signing by the Company's clients. Pursuant to EITF 00-21, the Company now recognizes all of the contract's revenue as the media is aired and the events take place, without regard to the timing of the contract's signing or when cash is received under these contracts. The adoption of EITF 00-21 (effective April 1, 2003) resulted in a non-cash charge reported as a cumulative effect of a change in accounting principle of $2,183,000. For the three months ended June 30, 2003, the adoption of EITF 00-21 resulted in an increase in sales of $2,269,000 and an increase in direct expenses of $1,354,000. After giving effect to the implementation of EITF 00-21 and before the cumulative effect of the change in method of accounting for revenue recognition, the Company had net income of $878,000 or $.17 per basic common share for the three months ended June 30, 2003.

                  In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"),"Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51," with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. The provisions regarding implementation dates were revised by FIN 46 (revised) ("FIN 46R"). The consolidation requirements of FIN 46R apply to variable interest entities in the first year or interim period ending after March 15, 2004. Effective in the fourth quarter of Fiscal 2004, the Company adopted FIN 46R as it relates to it the activities of its MarketVision affiliate. Accordingly, the operations and financial statements of MarketVision for the quarter ended June 30, 2004 are included in the consolidated financial statements of the Company, whereas for prior fiscal years, under the equity method of accounting, the Company reported its investment in MarketVision as adjusted for its share of net income or loss each fiscal year in the Company's financial statements. The consolidated financial statements of the Company for the three months ended June 30, 2003 have been restated to reflect the Company's adoption of FIN 46R effective April 1, 2003. The effect of the Company's adoption of FIN 46R did not impact the Company's net loss. For the three months ended June 30, 2004 and 2003, MarketVision had net income of $76,000 and a net loss of $26,000, respectively.

                  The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2004.


Results of Operations

         The following table presents operating data of the Company expressed as a percentage of sales for the three months ended June 30, 2004 and 2003, respectively, retroactively adjusted for the (i) EITF 00-21 accounting change effective April 1, 2003, exclusive of the associated cumulative effect of the change in accounting principle and (ii) the operating results of MarketVision effective April 1, 2003:

                                                                  Three Months Ended
                                                                       June 30,
                                                                ---------------------
                                                                  2004         2003
                                                                --------     --------
Statement of Operations Data:
Sales                                                              100.0%       100.0%
Direct expenses                                                     82.5%        76.8%
Gross profit                                                        17.5%        23.2%
Salaries, payroll taxes and benefits                                 8.2%         6.9%
Selling, general and administrative expense                          7.2%         8.6%
Total operating expenses                                            15.4%        15.6%
Operating income                                                     2.1%         7.6%
Interest expense, net                                                0.3%         0.3%
Income before provision for income taxes and minority
     interest in net (income) loss of consolidated subsidiary        1.8%         7.3%
Provision for income taxes                                           0.6%         3.0%
Minority interest in net (income) loss of consolidated
     subsidiary                                                     (0.2)%        0.1%
Net income                                                           1.0%         4.3%

         The following table presents operating data of the Company, expressed as a comparative percentage of change for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, retroactively adjusted for (i) the EITF 00-21 accounting change effective April 1, 2003, exclusive of the associated cumulative effect of the change in accounting principle and (ii) the operating results of MarketVision effective April 1, 2003. The table excludes non-comparative data for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

Statement of Operations Data:
Sales                                                                 (3.9)%
Direct expenses                                                        3.2%
Gross profit                                                         (27.6)%
Salaries, payroll taxes and benefits                                  13.5%
Selling, general and administrative expense                          (20.3)%
Total operating expenses                                              (5.2)%
Operating income                                                     (73.3)%
Interest expense, net                                                 (9.8)%
Income before provision for income taxes and minority
     interest in net (income) loss of consolidated subsidiary        (76.1)%
Provision for income taxes                                           (81.1)%
Minority interest in net (income) loss of consolidated
     subsidiary                                                     (315.7)%
Net income                                                           (77.5)%

                  Sales. Sales for the quarter ended June 30, 2004 were $19,414,000, compared to sales of $20,204,000 for the quarter ended June 30, 2003, a decrease of $790,000. Sales for the quarter ended June 30, 2004 included
(i) reimbursable costs and expenses of $6,592,000, (ii) MarketVision sales of $1,516,000 and (iii) TrikMedia sales of $368,000. In comparison, sales for the quarter ended June 30, 2003 included reimbursable costs and expenses of $4,363,000 and MarketVision sales of $1,862,000. Excluding the sales attributable to reimbursable costs and expenses, MarketVision and TrikMedia, sales for the quarter ended June 30, 2004 would have been approximately $3,041,000 less than sales for the quarter ended June 30, 2003. This comparative net decrease in sales was primarily the result of a shortfall in the level of contracted sales for the quarter ended June 30, 2004.

                  Direct Expenses. Direct expenses for the quarter ended June 30, 2004 were $16,024,000, compared to $15,525,000 for the comparable prior year quarter, an increase of $499,000. Direct expenses for the quarter ended June 30, 2004 included (i) reimbursable costs and expenses of $6,592,000, (ii) MarketVision direct expenses of $1,117,000 and (iii) TrikMedia direct expenses of $304,000. In comparison, direct expenses for the quarter ended June 30, 2003 included reimbursable costs and expenses of $4,363,000 and direct expenses applicable to MarketVision of $1,690,000. Excluding the direct expenses attributable to reimbursable costs and expenses, MarketVision and TrikMedia, direct expenses would have been approximately $1,461,000 less for the quarter ended June 30, 2004 than the direct expenses for the quarter ended June 30, 2003. This comparative net decrease in direct expenses primarily relates to the shortfall in the level of contracted sales for the quarter ended June 30, 2004.

                  Gross Profit. As a result of the changes in sales and direct expenses, inclusive of $398,000 and $64,000, respectively, of gross profit attributable to MarketVision and TrikMedia, the Company's gross profit for the quarter ended June 30, 2004 decreased to $3,390,000 from $4,679,000 for the quarter ended June 30, 2003 and gross profit as a percentage of sales decreased to 17.5% for the quarter ended June 30, 2004, compared to 23.2% for the quarter ended June 30, 2003. Without including reimbursable costs and expenses in both sales and direct expenses, gross profit as a percentage of sales was 26.4% and 29.5%, respectively, for the quarters ended June 30, 2004 and 2003.

                  Operating Expenses. Inclusive of the operating expenses of MarketVision and TrikMedia in the aggregate amount of $376,000, total operating expenses for the quarter ended June 30, 2004 decreased by $164,000 and amounted to $2,980,000, compared to operating expenses of $3,144,000, inclusive of $124,000 attributable to MarketVision, for the quarter ended June 30, 2003. The decrease in operating expenses for the quarter ended June 30, 2004 was primarily the result of a decrease in selling, general and administrative expenses of $353,000 offset by an increase in salaries, payroll taxes and benefits of $189,000. The decrease in selling, general and administrative expenses and increase in salaries, payroll taxes and benefits included the addition of $173,000 and $79,000 of such expenses, respectively, attributable to MarketVision and TrikMedia. The increase in salaries and related payroll expenses was primarily attributable to an overall increase in salaries and cost of benefits whereas the decrease in selling general and administrative expenses was primarily related to the net effect of reductions in professional fees, communication expenses, provision for bad debts, amortization expense and advertising expense offset by increases in rent expense, travel and entertainment and public company related expenses.

                  Interest Expense, Net. Net interest expense, consisting of interest expense of $64,000 offset by interest income of $7,000, for the quarter ended June 30, 2004 amounted to $57,000, a decrease of $6,000, compared to net interest expense of $63,000, consisting of interest expense of $71,000 offset by interest income of $8,000 for the quarter ended June 30, 2003. The decrease in net interest expense for the quarter ended June 30, 2003 was primarily a result of the decrease in the Company's bank borrowings at June 30, 2004 compared with June 30, 2003.

                  Income Before Provision for Income Taxes, Minority Interest in Net (Income) Loss of Consolidated Subsidiary and Cumulative Effect of Change in Accounting Principle for Revenue Recognition. The Company's income before the provision for income taxes, minority interest in net (income) loss of consolidated subsidiary and cumulative effect of change in accounting principle for revenue recognition for the quarter ended June 30, 2004 was $352,000 compared to such income of $1,471,000 for the quarter ended June 30, 2003. Income for the quarter ended June 30, 2004 included $84,000 of income resulting from the reversal of an allowance previously established for a particular doubtful account that was collected during the quarter.

                  Provision For Income Taxes. The provision for federal, state and local income taxes for the quarters ended June 30, 2004 and 2003 were based upon the Company's estimated effective tax rate for the respective fiscal year.

                  Net Income Before Minority Interest in Net (Income) Loss of Consolidated Subsidiary and Cumulative Effect of Change in Accounting Principle for Revenue Recognition. The Company's net income before the minority interest in the net (income) loss of consolidated subsidiary and cumulative effect of the change in accounting principle for revenue recognition for the quarter ended June 30, 2004 was $237,000 compared to such net income of $860,000 for the quarter ended June 30, 2003.

                  Minority Interest in the Net (Income) Loss of Consolidated Subsidiary. For the quarter ended June 30, 2004, the Company reflected a non-cash charge of $(39,000) representing a third party's 51% ownership interest in the net income of MarketVision, compared to a non-cash charge of $18,000 for such third party's interest in the net loss of MarketVision for the quarter ended June 30, 2003.

                  Cumulative Effect of Change in Accounting Principle for Revenue Recognition. For the quarter ended June 30, 2003, the Company incurred a non-cash charge of $2,183,000 representing the cumulative effect of a change in accounting principle related to its adoption of EITF 00-21 on a cumulative basis as of April 1, 2003.

                  Net Income. As a result of the items discussed above, net income for the quarter ended June 30, 2004 was $198,000 compared with a net loss of $(1,305,000) for the comparable prior year quarter.

Liquidity and Capital Resources.

                  On October 31, 2002, the Company entered into a Credit Agreement (the "Credit Agreement") with Signature Bank (the "Lender") pursuant to which the Company obtained a $3,000,000 term loan (the "Term Loan") and a $3,000,000 three year revolving loan credit facility (the "Revolving Loan", and together with the Term Loan, the "Loans"). The principal amount of the Term Loan is repayable in equal installments over 48 months, with the final payment due October 30, 2006. Contemporaneously with the closing of the Credit Agreement, the Company borrowed $3,000,000 under the Term Loan and $1,200,000 under the Revolving Loan and used approximately $3,700,000 of the proceeds of the Loans to repay in full the Company's indebtedness under its prior credit agreement. The remaining loan proceeds were used to increase the Company's working capital. Borrowings under the Credit Agreement are evidenced by promissory notes and are secured by all of the Company's assets. The Company paid a $60,000 closing fee to the Lender plus its legal costs and expenses and will pay the Lender a quarterly fee equal to .25% per annum on the unused portion of the credit facility. Interest on the Loans is due on a monthly basis, and prior to the post-quarter amendments described below, accrued at an annual rate equal to the Lender's prime rate plus .25% with respect to the Revolving Loans and .50% with respect to the Term Loan (4.25% and 4.50%, respectively, at June 30, 2004). The Credit Agreement provides for a number of affirmative and negative covenants, restrictions, limitations and other conditions including among others, (i) limitations regarding the payment of cash dividends, (ii) use of proceeds, (iii) maintenance of minimum net worth, (iv) maintenance of minimum quarterly earnings, (v) compliance with senior debt leverage ratio and debt service ratio covenants, and (vi) maintenance of 15% of beneficially owned shares of the Company held by certain members of the Company's management. On July 18, 2003, the Credit Agreement was amended pursuant to which the revolving loan credit facility was increased by $500,000 to $3,500,000.

                  At March 31, 2004, the Company was not in compliance with certain financial covenants of the Credit Agreement, and in addition, the Lender determined that the Company's Revolving Loan borrowings exceeded the amount of such borrowings permitted under the Credit Agreement. On July 22, 2004, the Lender waived the Company's defaults arising as a result of such noncompliance and entered into an Amended and Restated Credit Agreement with the Company. The Amended and Restated Credit Agreement subjects the Company to the following financial covenants:

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

                  In addition, pursuant to the Amended and Restated Credit Agreement (i) the revolving loan facility was reduced from $3,500,00 to $1,100,000, and $2,400,000 of outstanding Revolving Loans were converted to a term loan, requiring principal monthly repayments n the amount of $100,000 each commencing September 1, 2004, (ii) interest on term loans (including the $2,400,000 of Revolving Loans converted to a term loan) was increased to the Lender's prime rate plus 1.0%, and interest on Revolving Loans was increased to the Lender's prime rate plus .50%, (iii) effective July 22, 2004, the Company's cash deposits maintained with the Lender cannot be less than $3,000,000 at any time, and (iv) the Company paid the Lender a $25,000 amendment fee.

                  The following analysis of the Company's statements of cash flows is inclusive of the cash flows of MarketVision. Summarized financial information of MarketVision at June 30, 2004 is as follows:

                  Cash                                        $       319,000
                  Current assets                                    1,556,000
                  Current liabilities                               1,292,000
                  Working capital                                     264,000
                  Net cash provided by operating activities           221,000

                  At June 30, 2004, the Company had cash and cash equivalents totaling $2,709,000, a working capital deficit of $4,844,000, which includes approximately $6,819,000 of deferred revenue, outstanding bank loans of $4,797,000 and an outstanding bank letter of credit of $500,000 under the Revolving Loan, with no additional availability under the Revolving Loan, outstanding subordinated debt of $425,000 and stockholders' equity of $15,367,000. In comparison, at March 31, 2004, the Company had cash and cash equivalents of $3,164,000, a working capital deficit of $4,683,000, which includes approximately $7,900,000 of deferred revenue, outstanding bank loans of $4,985,000 and an outstanding bank letter of credit of $500,000 under the Revolving Loan, with no additional availability under the Revolving Loan, outstanding subordinated debt of $425,000 and stockholders' equity of $15,178,000.

                  For the three months ended June 30, 2004: (A) cash used in operating activities was $182,000, resulting from the net effect of the aggregate of (i) net income of $198,000, (ii) the non-cash charges for depreciation and amortization of $176,000, deferred income taxes of $120,000, minority interest in the net income of consolidated subsidiary of $39,000 and the credit for bad debt expense of $(117,000), and (iii) decreases of $1,113,000, $376,000, $214,000, $190,000 and $117,000, respectively, in deferred revenue, accrued job costs, deferred contract costs, unbilled contracts in progress and accounts payable offset by increases of $979,000, $324,000, $107,000, and $2,000, respectively, in other accrued liabilities, accounts receivable, prepaid expenses and other assets and accrued compensation; (B) cash used in investing activities amounted to $77,000, as a result of $70,000 used to purchase fixed assets and an increase in notes receivable from an officer of $7,000 attributable to accrued interest; and (C) cash used in financing activities was $196,000, of which $188,000 was used to repay borrowings and $8,000 was used to pay costs incurred in connection with the sale of the Company's stock. As a result of the net effect of the aforementioned, the Company's cash and cash equivalents at June 30, 2004 decreased by $455,000.

                  For the three months ended June 30, 2004, the Company's activities were funded from working capital. With no borrowing ability currently available under the Revolving Loan, management believes cash generated from operations will be sufficient to meet the Company's cash requirements for the remainder of the fiscal year, although there can be no assurance in this regard. To the extent that the Company is required to seek additional external financing, there can be no assurance that the Company will be able to obtain such additional funding to satisfy its cash requirements for the current fiscal year or as subsequently required to repay Loans under the Credit Agreement.

Outlook.

                  A considerable amount of the Company's revenues are recognized on a completed contract basis. Generally, the period of time between the commencement of a project and its completion under these contracts varies from two to twelve months, depending on the service to be rendered. Based on the contracted projects currently scheduled to be completed in the Company's second quarter, the Company anticipates a meaningful increase in its sales and net income for the second quarter ending September 30, 2004, as compared to both the first quarter ended June 30, 2004 and the prior year's quarter ended September 30, 2003.

Forward-Looking Statements.

                  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company's expectations are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004 under "Risk Factors", including but not limited to "Outstanding Indebtedness; Security Interest," "Need for Additional Funding," "Dependence on Key Personnel," "Customers," "Unpredictable Revenue Patterns," "Competition," "Risk Associated with Acquisitions," "Expansion Risk" and "Control by Executive Officers and Directors." Other factors may be described from time to time in the Company's public filings with the Securities and Exchange Commission, news releases and other communications. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Item 4.  Controls and Procedures
         -----------------------

Evaluation of Disclosure Controls and Procedures

                  An evaluation was performed, under the supervision of, and with the participation of, the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of
1934). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were adequate and effective, as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the "Report"), in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Report.

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

                                       COACTIVE MARKETING GROUP, INC.



Dated: August 10, 2004                 By: /s/ JOHN P. BENFIELD
                                           -------------------------------------
                                           John P. Benfield, President
                                           (Principal Executive Officer)
                                           and Director



Dated: August 10, 2004                 By: /s/ DONALD A. BERNARD
                                           -------------------------------------
                                           Donald A. Bernard, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Accounting and Financial
                                           Officer) and Director

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION OF EXHIBIT

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act

32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act