Form 10-Q
period 2004-09-30
COACTIVE MARKETING GROUP INC
filed 2004-11-05
CIK 886475

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

                  [ ] Yes [X] No

As of November 3, 2004, 5,941,856 shares of the Registrant's Common Stock, par value $.001 per share, were outstanding.
================================================================================

                                      INDEX
                                      -----

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Consolidated Financial Statements of CoActive Marketing Group, Inc. and Subsidiaries (Unaudited)

                  Consolidated Balance Sheets - September 30, 2004
                      and March 31, 2004                                      3

                  Consolidated Statements of Operations - Three and six
                      months ended September 30, 2004 and September
                      30, 2003                                                4

                  Consolidated Statement of Stockholders' Equity - Six
                      months ended September 30, 2004                         5

                  Consolidated Statements of Cash Flows - Six months
                      ended September 30, 2004 and September 30, 2003         6

                  Notes to Unaudited Consolidated Financial Statements        7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        17

Item 4.    Controls and Procedures                                           17

PART II - OTHER INFORMATION
---------------------------

Items 1-3.  Not Applicable                                                   17

Item 4.    Submission of Matters to a Vote of Security Holders               17

Item 5.    Not Applicable                                                    18

Item 6.    Exhibits and Reports on Form 8-K.                                 18

SIGNATURES                                                                   19
----------

                         PART I - FINANCIAL INFORMATION
                         COACTIVE MARKETING GROUP, INC.
                           Consolidated Balance Sheets
                      September 30, 2004 and March 31, 2004

                                                                          September 30, 2004   March 31, 2004*
                                                                          -----------------   -----------------
                                                                             (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                             $       4,083,900   $       3,164,158
    Accounts receivable, net of allowance for doubtful accounts of
          $184,557 at September 30, 2004 and $295,981 at March 31, 2004          15,662,674          10,504,973
    Unbilled contracts in progress                                                2,578,921           2,083,507
    Deferred contract costs                                                       1,038,116             339,100
    Prepaid taxes                                                                   357,139             449,582
    Prepaid expenses and other current assets                                       425,959             608,175
                                                                          -----------------   -----------------
    Total current assets                                                         24,146,709          17,149,495

Property and equipment, net                                                       2,416,597           2,598,929

Note and interest receivable from officer                                           776,253             762,276
Goodwill, net                                                                    19,895,694          19,895,694
Intangible asset                                                                    200,000             200,000
Deferred financing costs, net                                                        92,175              72,905
Other assets                                                                         17,398              17,398
                                                                          -----------------   -----------------
    Total assets                                                          $      47,544,826   $      40,696,697
                                                                          =================   =================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                      $      10,045,332   $       7,525,683
    Deferred revenue                                                              8,409,755           7,932,115
    Accrued job costs                                                             5,255,345           2,860,550
    Accrued compensation                                                             61,344              96,127
    Other accrued liabilities                                                     1,954,013           1,480,070
    Deferred taxes payable                                                          595,659              63,016
    Notes payable bank - current                                                  1,950,000           1,450,000
    Subordinated notes payable - current                                            425,000             425,000
                                                                          -----------------   -----------------
    Total current liabilities                                                    28,696,448          21,832,561

Notes payable bank - long term                                                    2,559,500           3,534,500
Minority interest of consolidated subsidiary                                        262,085             151,806
                                                                          -----------------   -----------------
    Total liabilities                                                            31,518,033          25,518,867
                                                                          -----------------   -----------------

Stockholders' equity:
    Class A convertible preferred stock, par value $.001;                                --                  --
         authorized 650,000 shares; none issued and outstanding
    Class B convertible preferred stock, par value $.001;                                --                  --
         authorized 700,000 shares; none issued and outstanding
    Preferred stock, undesignated; authorized 3,650,000 shares; none                     --                  --
         issued and outstanding
    Common stock, par value $.001; authorized 25,000,000 shares;
         issued and outstanding 5,941,856 shares at September 30, 2004
         and March 31, 2004                                                           5,941               5,941
    Additional paid-in capital                                                    8,844,766           8,853,166
    Retained earnings                                                             7,176,086           6,318,723
                                                                          -----------------   -----------------
    Total stockholders' equity                                                   16,026,793          15,177,830
                                                                          -----------------   -----------------
    Total liabilities and stockholders' equity                            $      47,544,826   $      40,696,697
                                                                          =================   =================


* The consolidated balance sheet as of March 31, 2004 has been summarized from the Company's audited balance sheet as of that date.


See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Operations
      Three and Six Months Ended September 30, 2004 and September 30, 2003
                                   (Unaudited)

                                                        Three Months Ended September 30,     Six Months Ended September 30,
                                                        --------------------------------    --------------------------------
                                                             2004              2003              2004              2003
                                                        --------------    --------------    --------------    --------------
Sales                                                   $   23,223,187    $   16,557,568    $   42,626,281    $   36,761,491

Operating expenses:
     Reimbursable costs and expenses                         4,973,908         4,264,837        11,566,267         8,628,096
     Outside production costs and expenses                   9,892,344         5,036,636        14,974,337        12,590,048
     Salaries, payroll taxes and benefits                    4,898,849         4,789,336        10,142,005         9,305,741
     General and administrative expense                      2,228,742         2,384,840         4,305,333         4,621,245
                                                        --------------    --------------    --------------    --------------
Total operating expenses                                    21,993,843        16,475,649        40,987,942        35,145,130
                                                        --------------    --------------    --------------    --------------

Operating income                                             1,229,344            81,919         1,638,339         1,616,361

Interest expense, net                                           63,830            55,400           120,952           118,701
                                                        --------------    --------------    --------------    --------------

Income before provision for income taxes, minority
     interest in net (income) loss of consolidated
     subsidiary and cumulative effect of change in
     accounting principle for revenue recognition            1,165,514            26,519         1,517,387         1,497,660
Provision for income taxes                                     434,402             5,872           549,745           616,882
                                                        --------------    --------------    --------------    --------------

Net income before minority interest in net (income)
     loss of consolidated subsidiary and cumulative
     effect of change in accounting principle for
     revenue recognition                                       731,112            20,647           967,642           880,778
Minority interest in net (income) loss of
     consolidated subsidiary                                   (71,286)           (8,801)         (110,279)            9,273
                                                        --------------    --------------    --------------    --------------

Net income before cumulative effect of change in
     accounting principle for revenue recognition              659,826            11,846           857,363           890,051

Cumulative effect of change in accounting principle
     for revenue recognition, net of income taxes                   --                --                --        (2,182,814)
                                                        --------------    --------------    --------------    --------------

Net income (loss)                                       $      659,826    $       11,846    $      857,363    $   (1,292,763)
                                                        ==============    ==============    ==============    ==============

Net income per common share before cumulative
     effect of change in accounting principle for
     revenue recognition:
Basic                                                   $          .11    $           --    $          .14    $          .17
                                                        ==============    ==============    ==============    ==============
Diluted                                                 $          .10    $           --    $          .13    $          .15
                                                        ==============    ==============    ==============    ==============

Cumulative effect of change in accounting principle
     for revenue recognition, net of income taxes       $           --    $           --    $           --    $         (.42)
                                                        --------------    --------------    --------------    --------------

Net income (loss) per common share after cumulative
     effect of change in accounting principle for
     revenue recognition:
Basic                                                   $          .11    $           --    $          .14    $         (.25)
                                                        ==============    ==============    ==============    ==============
Diluted                                                 $          .10    $           --    $          .13    $         (.25)
                                                        ==============    ==============    ==============    ==============

Weighted average number of common shares
     outstanding before cumulative effect of change
     in accounting principle for revenue recognition:
        Basic                                                5,941,856         5,135,035         5,941,856         5,127,780
        Dilutive effect of options and warrants                413,439         1,088,784           430,207           995,079
                                                        --------------    --------------    --------------    --------------
        Diluted                                              6,355,295         6,223,819         6,372,063         6,122,859
                                                        ==============    ==============    ==============    ==============

Weighted average number of shares outstanding after
     cumulative effect of change in accounting
     principle for revenue recognition:
        Basic                                                5,941,856         5,135,035         5,941,856         5,127,780
                                                        ==============    ==============    ==============    ==============
        Diluted                                              6,355,295         6,223,819         6,372,063         6,122,859
                                                        ==============    ==============    ==============    ==============

See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                       Six Months Ended September 30, 2004
                                   (Unaudited)

                                                  Common Stock
                                                 par value $.001                                                     Total
                                        ---------------------------------     Additional          Retained        Stockholders'
                                            Shares            Amount        Paid-in Capital       Earnings           Equity
                                        ---------------   ---------------   ---------------    ---------------   ---------------
Balance, March 31, 2004                       5,941,856   $         5,941   $     8,853,166    $     6,318,723   $    15,177,830

Costs incurred in connection with
     sale of stock                                   --                --            (8,400)                --            (8,400)

Net income                                           --                --                --            857,363           857,363
                                        ---------------   ---------------   ---------------    ---------------   ---------------

Balance, September 30, 2004                   5,941,856   $         5,941   $     8,844,766    $     7,176,086   $    16,026,793
                                        ===============   ===============   ===============    ===============   ===============

See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Cash Flows
                  Six Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                                          2004            2003
                                                                                      ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                                                 $    857,363    $ (1,292,763)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        (Credit) provision for bad debt expense                                           (101,544)         18,000
        Depreciation and amortization                                                      326,170         360,104
        Deferred income taxes                                                              532,643         206,973
        Minority interest of consolidated subsidiary                                       110,279          (4,832)
        Cumulative effect of change in accounting principle for revenue recognition             --       2,182,814
        Other                                                                                   --          (4,441)
        Changes in operating assets and liabilities:
           (Increase) in accounts receivable                                            (5,056,157)       (839,027)
           (Increase) decrease in unbilled contracts in progress                          (495,414)        640,163
           (Increase) in deferred contract costs                                          (699,016)             --
           Decrease in prepaid taxes                                                        92,443              --
           Decrease (increase) in prepaid expenses and other assets                        182,216        (591,565)
           Increase (decrease) in accounts payable                                       2,519,649        (950,586)
           Increase (decrease) in deferred revenue                                         477,640        (646,998)
           Increase in accrued job costs                                                 2,394,795       1,013,662
           Increase in accrued taxes payable                                                    --         139,727
           Increase (decrease) in other accrued liabilities                                473,943        (266,899)
           (Decrease) increase in accrued compensation                                     (34,783)        101,197
                                                                                      ------------    ------------

           Net cash provided by operating activities                                     1,580,227          65,529
                                                                                      ------------    ------------

Cash flows from investing activities:
    Purchases of fixed assets                                                             (126,164)       (955,287)
    Increase in note receivable from officer                                               (13,977)        (14,679)
    Increase in cash for consolidation of variable interest entity                              --          35,691
                                                                                      ------------    ------------

           Net cash used in investing activities                                          (140,141)       (934,275)
                                                                                      ------------    ------------

Cash flows from financing activities:
    Repayments of debt                                                                    (475,000)        (90,500)
    Costs incurred in connection with sale of stock                                         (8,400)             --
    Financing costs                                                                        (36,944)         (5,000)
    Proceeds from exercise of stock options                                                     --           5,000
                                                                                      ------------    ------------

           Net cash used in financing activities                                          (520,344)        (90,500)
                                                                                      ------------    ------------

           Net increase (decrease) in cash and cash equivalents                            919,742        (959,246)

Cash and cash equivalents at beginning of period                                         3,164,158       1,336,886
                                                                                      ------------    ------------
Cash and cash equivalents at end of period                                            $  4,083,900    $    377,640
                                                                                      ============    ============
Supplemental disclosures of cash flow information:
    Interest paid during the period                                                   $    133,067    $    136,694
                                                                                      ============    ============
    Income tax paid during the period                                                 $     10,577    $    192,152
                                                                                      ============    ============
Noncash activities relating to investing and financing activities:
    Stock issued in payment of earnout                                                $         --    $    218,000
                                                                                      ============    ============

See accompanying notes to unaudited consolidated financial statements.

                 CoActive Marketing Group, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

                           September 30, 2004 and 2003



(1)      Basis of Presentation
         ---------------------

         The interim financial statements of CoActive Marketing Group, Inc. (the "Company") for the three and six months ended September 30, 2004 and 2003 have been prepared without audit. The consolidated statements of operations have been modified to break out and reclassify as an operating expense those costs and expenses which were previously reported as direct expenses, namely, reimbursable costs and expenses, outside production costs and expenses, and the salaries, payroll taxes and benefit costs directly related to servicing client projects. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three and six months ended September 30, 2004 are not necessarily indicative of the results for a full year.

         The consolidated financial statements of the Company include the financial statements of the Company and its wholly-owned subsidiaries. In addition, the consolidated financial statements include the accounts of a variable interest entity, Garcia Baldwin, Inc. d/b/a MarketVision ("MarketVision"), an affiliate that provides ethnically oriented marketing and promotional services. The Company has determined that it is the primary beneficiary of this entity and has included the accounts of this entity, pursuant to the requirements of Financial Accounting Standards Board's ("FASB") Interpretation No. 46 (revised 2003), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." All significant intercompany balances and transactions have been eliminated in consolidation. The Company owns 49% of the common stock of MarketVision. A third party owns the remaining 51%. The third party owned portion of MarketVision is accounted for as minority interest in the Company's consolidated financial statements.

         On October 29, 2003, a newly formed wholly-owned subsidiary of the Company, TrikMedia LLC ("TrikMedia"), acquired certain assets and assumed certain liabilities of TrikMedia, Inc. for a purchase price of $885,000, consisting of a cash payment in the amount of $700,000 and the assumption of $185,000 of deferred revenue. In addition, the Company acquired fixed assets with a fair value of $36,000 and assumed additional liabilities in the amount of $17,000. The Company has accounted for the acquisition as a purchase whereby the excess of the purchase price over the fair value of net assets acquired, including costs of the acquisition, of approximately $866,000 has been classified as goodwill. On September 23, 2004, TrikMedia changed its name to Digital Intelligence Group LLC ("Digital Intelligence"). The results of operations of Digital Intelligence are not material and have been integrated into and included with the pre-existing operations of the Company. Pro forma information regarding the acquisition has not been provided, as the results of operations of Digital Intelligence are not material.

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

(2)      Adoption of EITF 00-21
         ----------------------

         The Company adopted EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), in the fourth quarter of Fiscal 2004. EITF 00-21, which became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. Prior to the adoption of EITF 00-21, the Company recognized revenue on its broadcast media and special event contracts on the percentage-of-completion method over the life of the contract as identifiable phases of services, such as concept creation and development, media purchase, production, media airing and event execution occurred. Under that method, the Company generally recognized a portion of the revenue attributable to those contracts upon signing by the Company's clients. Pursuant to EITF 00-21, the Company now recognizes all of the contract's revenue as the media is aired and the events take place, without regard to the timing of the contracts signing or when cash is received under these contracts. The adoption of EITF 00-21 (effective April 1, 2003) resulted in a non-cash charge reported as a cumulative effect of a change in accounting principle of $2,183,000. For the three months ended September 30, 2003, the adoption of EITF 00-21 resulted in a decrease in sales of $743,000 and a decrease in direct expenses of $335,000. For the six months ended September 30, 2003, the adoption of EITF 00-21 resulted in an increase in sales of $1,526,000 and an increase in direct expenses of $1,019,000. After giving effect to the implementation of EITF 00-21 and before the cumulative effect of the change in method of accounting for revenue recognition, the Company had net income of $12,000 or $.00 per basic common share and $890,000 or $.17 per basic common share for the three and six months ended September 30, 2003, respectively.

(3)      Adoption of FIN 46R
         -------------------

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51," with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. The provisions regarding implementation dates were revised by FIN 46 (Revised) ("FIN 46R"). The consolidation requirements of FIN 46R apply to variable interest entities in the first year or interim period ending after March 15, 2004. Effective in the fourth quarter of Fiscal 2004, the Company adopted FIN 46R as it relates to the activities of its MarketVision affiliate. Accordingly, the operations and financial statements of MarketVision for the three and six months ended September 30, 2004 are included in the consolidated financial statements of the Company, whereas for prior fiscal periods, under the equity method of accounting, the Company reported its investment in MarketVision as adjusted for its share of net income or loss in each fiscal period in the Company's financial statements. The consolidated financial statements of the Company for the three and six months ended September 30, 2003 have been restated to reflect the Company's adoption of FIN 46R effective April 1, 2003. The effect of the Company's adoption of FIN 46R did not impact the Company's net income (loss). For the three and six months ended September 30, 2004, MarketVision had net income of $140,000 and $216,000, respectively. For the three and six months ended September 30, 2003, MarketVision had net income of $16,000 and a net loss of $10,000, respectively.

(4)      Revenue Recognition
         -------------------

         The Company's revenues are generated from projects subject to contracts requiring the Company to provide its services within specified time periods generally ranging up to twelve months. As a result, on any given date, the Company has projects in process at various stages of completion. Depending on the nature of the contract, revenue is recognized as follows: (i) on time and material service contracts, revenue is recognized as services are rendered and the costs are incurred; (ii) on fixed price retainer contracts, revenue is recognized on a straight-line basis over the term of the contract; (iii) on fixed price multiple services contracts, revenue is recognized over the term of the contract for the fair value of segments of the services rendered which qualify as separate activities or delivered units of service, to the extent multi-service arrangements are deemed inseparable, revenue on these contracts is recognized as the contracts are completed; (iv) on certain other fixed price contracts, revenue is recognized on a percentage of completion basis, whereby the percentage of completion is determined by relating the actual cost of labor performed to date to the estimated total cost of labor for each contract. Costs associated with the fulfillment of projects are accrued and recognized proportionately to the related revenue in order to ensure a matching of revenue and expenses in the proper period. Provisions for anticipated losses on uncompleted projects are made in the period in which such losses are determined. The Company's revenue recognition policy reflects the adoption of EITF 00-21 effective April 1, 2003.

(5)      Goodwill and Intangible Asset
         -----------------------------

         Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company's subsidiary companies. The Company's other intangible asset consists of an Internet domain name and any and all related intellectual property rights associated therewith which are used in the Company's operations. At September 30, 2004, the Company had approximately $19,896,000 of goodwill and $200,000 as an intangible asset. During Fiscal 2004, the Company increased goodwill in the amount of $866,000 and $244,000 to reflect the goodwill relating to its acquisition of Digital Intelligence and its consolidation of MarketVision, respectively.

         In accordance with Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Goodwill impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of earnings. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. Based on the guidance of SFAS 142, the Company has determined that it has four operating units representing each of its subsidiaries. The Company has completed its impairment review for each reporting unit as of March 31, 2004 and no impairment in the recorded goodwill and intangible asset was identified. During the six months ended September 30, 2004, the Company has not identified any indication of goodwill impairment. Goodwill and the intangible asset will be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded.

(6)      Earnings Per Share
         ------------------

         Options and warrants, which expire through April 30, 2014, to purchase 1,706,232 shares of common stock at prices ranging from $2.31 to $10.00 for the three and six months ended September 30, 2004 and 478,000 shares of common stock at prices ranging from $4.00 to $10.00 per share for the three and six months ended September 30, 2003, respectively, were excluded from the computation of diluted earnings per share for each period because the exercise prices exceeded the then fair market value of the Company's common stock.

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

(10)     Notes Payable Bank
         ------------------

         At March 31, 2004, the Company was not in compliance with certain financial covenants of its credit agreement. On July 22, 2004, the bank waived the Company's defaults arising as a result of such noncompliance and entered into an Amended and Restated Credit Agreement with the Company that modified the financial covenants applicable to the Company. In addition, pursuant to the Amended and Restated Credit Agreement (i) the revolving loan facility was reduced from $3,500,000 to $1,100,000, and $2,400,000 of outstanding revolving loans were converted to a term loan, requiring principal monthly repayments in the amount of $100,000 each commencing September 1, 2004, (ii) interest on term loans (including the $2,400,000 of revolving loans converted to a term loan) was increased to the bank's prime rate plus 1.0%, and interest on revolving loans was increased to the bank's prime rate plus .50%, (iii) effective July 22, 2004, the Company's cash deposits maintained with the bank cannot be less than $3,000,000 at any time, and (iv) the Company paid the bank a $25,000 amendment fee. The Company's consolidated balance sheet at March 31, 2004 retroactively reflects the new repayment terms of the loans. At September 30, 2004, the Company was in compliance with the covenants of its Amended and Restated Credit Agreement.

(11)     Income Taxes
         ------------

         The provision for income taxes for the three and six months ended September 30, 2004 and 2003 is based upon the Company's estimated effective tax rate for the respective fiscal years.

(12)     Accounting for Stock-Based Compensation
         ---------------------------------------

         The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock-based compensation plans and accordingly, no compensation cost has been recognized for the issuance of stock options in the consolidated financial statements. The Company has elected not to implement the fair value based accounting method for employee stock options under SFAS No. 123, "Accounting for Stock-Based Compensation"

         ("SFAS No. 123"), but has elected to disclose the pro forma net income
         (loss) per share for employee stock option grants made beginning in fiscal 1997 as if such method had been used to account for stock-based compensation costs described in SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure an amendment of SFAS No. 123."


         The following table illustrates the effects on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock based incentive plans:

                                          Three Months     Three Months       Six Months       Six Months
                                             Ended            Ended             Ended            Ended
                                         Sept. 30, 2004   Sept. 30, 2003    Sept. 30, 2004   Sept. 30, 2003
                                         --------------   --------------    --------------   --------------
Net income (loss) as reported            $      659,826   $       11,846    $      857,363   $   (1,292,763)
Less compensation expense determined
  under the fair value method                    91,156           60,976           182,312          121,952
                                         --------------   --------------    --------------   --------------

Pro forma net income (loss)              $      568,670   $      (49,130)   $      675,051   $   (1,414,715)
                                         ==============   ==============    ==============   ==============

Net income (loss) per share - Basic:
  As reported                            $          .11   $           --    $          .14   $         (.25)
  Pro forma                              $          .10   $         (.01)   $          .11   $         (.28)

Net income (loss) per share - Diluted:
  As reported                            $          .10   $           --    $          .13   $         (.25)
  Pro forma                              $          .09   $         (.01)   $          .11   $         (.28)

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

(14)     Reclassifications
         -----------------

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

Factors that could cause actual results to differ materially from the Company's expectations are set forth under the caption "Risk Factors," in addition to other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Overview

                  The Company is a full service multi-cultural marketing, sales promotion and interactive media services and e-commerce provider, and designs, develops and implements turnkey customized national, regional and local consumer and trade promotion programs principally for Fortune 500 consumer product companies. The Company's programs are designed to enhance the value of its clients' budgeted expenditures and achieve, in an objectively measurable way, its clients' specific marketing and promotional objectives which include reinforcement of product brand recognition and providing incentives which generate near term sales. Having developed a wide variety of specialties, the Company is a multi-disciplined agency.

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

                  On October 29, 2003, TrikMedia LLC ("TrikMedia"), a newly formed wholly-owned subsidiary of the Company, acquired certain of the assets and assumed certain of the liabilities of TrikMedia, Inc. in a transaction accounted for as a purchase by the Company. Accordingly, the following discussion compares the Company's consolidated results of operations for the three and six months ended September 30, 2004, including the operations of TrikMedia for the three and six months ended September 30, 2004, to the Company's consolidated results of operations for the three and six months ended September 30, 2003, excluding the operations of TrikMedia. On September 23, 2004, TrikMedia changed its name to Digital Intelligence Group LLC ("Digital Intelligence"). The results of operations of Digital Intelligence are not material and have been integrated into and included with the pre-existing operations of the Company.

Adoption of Accounting Standards

                  The Company adopted EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), in the fourth quarter of Fiscal 2004. EITF 00-21, which became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. Prior to the adoption of EITF 00-21, the Company recognized revenue on its broadcast media and special event contracts on the percentage-of-completion method over the life of the contract as identifiable phases of services, such as concept creation and development, media purchase, production, media airing and event execution occurred. Under that method, the Company generally recognized a portion of revenues attributable to those contracts upon signing by the Company's clients. Pursuant to EITF 00-21, the Company now recognizes all of the contract's revenue as the media is aired and the events take place, without regard to the timing of the contract's signing or when cash is received under these contracts. The adoption of EITF 00-21 (effective April 1, 2003) resulted in a non-cash charge reported as a cumulative effect of a change in accounting principle of $2,183,000. For the three months ended September 30, 2003, the adoption of EITF 00-21 resulted in a decrease in sales of $743,000 and a decrease in direct expenses of $335,000. For the six months ended September 30, 2003, the adoption of EITF 00-21 resulted in an increase in sales of $1,526,000 and an increase in direct expenses of $1,019,000. After giving effect to the implementation of EITF 00-21 and before the cumulative effect of the change in method of accounting for revenue recognition, the Company had net income of $12,000 or $.00 per basic common share and $890,000 or $.17 per basic common share for the three and six months ended September 30, 2003, respectively.

                  In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51," with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. The provisions regarding implementation dates were revised by FIN 46 (revised) ("FIN 46R"). The consolidation requirements of FIN 46R apply to variable interest entities in the first year or interim period ending after March 15, 2004. Effective in the fourth quarter of Fiscal 2004, the Company adopted FIN 46R as it relates to it the activities of its MarketVision affiliate. Accordingly, the operations and financial statements of MarketVision for the three and six months ended September 30, 2004 are included in the consolidated financial statements of the Company, whereas for prior fiscal periods, under the equity method of accounting, the Company reported its investment in MarketVision as adjusted for its share of net income or loss in each fiscal period in the Company's financial statements. The consolidated financial statements of the Company for the three and six months ended September 30, 2003 have been restated to reflect the Company's adoption of FIN 46R effective April 1, 2003. The effect of the Company's adoption of FIN 46R did not impact the Company's net income (loss) for these periods. For the three and six months ended September 30, 2004, MarketVision had net income of $140,000 and $216,000, respectively. For the three and six months ended September 30, 2003, MarketVision had net income of $16,000 and a net loss of $10,000, respectively.

                  The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2004.

Results of Operations

                  The following table presents operating data of the Company expressed as a percentage of sales for each of the three and six months ended September 30, 2004 and 2003, respectively, retroactively adjusted for the (i) the operating results of MarketVision effective April 1, 2003 and (ii) EITF 00-21 accounting change effective April 1, 2003, exclusive of the associated cumulative effect of the change in accounting principle:

                                                                 Three Months Ended         Six Months Ended
                                                                    September 30,             September 30,
                                                                ---------------------     ---------------------
                                                                  2004         2003         2004         2003
                                                                --------     --------     --------     --------
Statement of Operations Data:
Sales                                                              100.0%       100.0%       100.0%       100.0%
Reimbursable costs and expenses                                     21.4%        25.8%        27.1%        23.5%
Outside production costs and expenses                               42.6%        30.4%        35.1%        34.2%
Salaries, payroll taxes and benefits                                21.1%        28.9%        23.8%        25.3%
General and administrative expense                                   9.6%        14.4%        10.1%        12.6%
Total operating expenses                                            94.7%        99.5%        96.2%        95.6%
Operating income                                                     5.3%         0.5%         3.8%         4.4%
Interest expense, net                                                0.3%         0.3%         0.3%         0.3%
Income before provision for income taxes and minority
     interest in net (income) loss of consolidated subsidiary        5.0%         0.2%         3.6%         4.1%
Provision for income taxes                                           1.9%          --          1.3%         1.7%
Minority interest in net (income) loss of consolidated
     subsidiary                                                     (0.3)%       (0.1)%       (0.3)%         --
Net income                                                           2.8%         0.1%         2.0%         2.4%

                  Sales. Sales for the quarter ended September 30, 2004 were $23,223,000, compared to sales of $16,557,000 for the quarter ended September 30, 2003, an increase of $6,666,000. Sales for the six months ended September 30, 2004 were $42,626,000, compared to sales of $36,761,000 for the six months ended September 30, 2003, an increase of $5,865,000. The following table presents a comparative summary of the components of sales for the quarter and six month periods ended September 30, 2004 and 2003:

                                        Three Months Ended                                       Six Months Ended
                                          September 30,                                           September 30,
                      -----------------------------------------------------   -----------------------------------------------------
      Sales               2004            %           2003            %           2004            %           2003            %
      -----           ------------   ----------   ------------   ----------   ------------   ----------   ------------   ----------
Core business         $ 14,302,581         61.6   $ 11,872,949         71.7   $ 25,597,597         60.1   $ 25,851,701         70.3
Reimbursable costs
   and expenses          4,973,908         21.4      4,264,837         25.8     11,566,267         27.1      8,628,096         23.5
MarketVision             3,946,698         17.0        419,782          2.5      5,462,417         12.8      2,281,694          6.2
                      ------------   ----------   ------------   ----------   ------------   ----------   ------------   ----------
   Total sales        $ 23,223,187        100.0   $ 16,557,568        100.0   $ 42,626,281        100.0   $ 36,761,491        100.0
                      ============   ==========   ============   ==========   ============   ==========   ============   ==========

                  In the delivery of certain services to our clients, the Company purchases a variety of items and services on their behalf for which it is reimbursed. The amount of reimbursable costs and expenses, which are included in revenues, will vary from period to period, based on the service provided.

                  The increase in sales attributable to MarketVision for both the quarter and six months ended September 30, 2004 was due to an increase in client demand for the Company's Hispanic marketing services.

                  In addition to increased sales attributable to increased reimbursable costs and expenses and increased sales by Market Vision, the Company experienced increased sales in the quarter ended September 30, 2004 attributable to increased business from both new and existing clients.

                  Operating Expenses. Operating expenses for the three and six months ended September 30, 2004 increased by $5,518,000 and $5,843,000, respectively, and amounted to $21,994,000 and $40,988,000, respectively, compared to $16,476,000 and $35,145,000, respectively, for the three and six months ended September 30, 2003. The increase in operating expenses for the three and six month periods resulted from the aggregate of the following:

                  Reimbursable Costs and Expenses. In the delivery of certain services to our clients, the Company purchases a variety of items and services on their behalf for which it is reimbursed. The amount of reimbursable costs and expenses will vary from period to period, based on the service provided.

                  Outside Production Costs and Expenses. Outside production costs consist of the cost of purchased materials, media, services and other expenditures incurred in connection with and directly related to sales. Outside production costs for the three and six months ended September 30, 2004 were $9,892,000 and $14,974,000, respectively, compared to $5,037,000 and
$12,590,000, respectively, for the comparable prior year three and six month periods, an increase of $4,855,000 and $2,384,000, respectively. The increase in these costs for the three and six months were primarily attributable to the increased costs of $3,210,000 and $2,570,000, respectively, related to the increase in MarketVision's sales for the three and six months ended September 30, 2004. The weighted mix of outside production costs and in-house labor and the mark-up related to these components may vary significantly from project to project. Accordingly, for the three and six months ended September 30, 2004, outside production costs as a percentage of sales are reflective of the aggregate mix of client projects during such periods.

                  Salaries, Payroll Taxes and Benefits. Salaries, payroll taxes and benefits consist of the salaries, payroll taxes and benefit costs related to all direct labor, indirect labor and overhead personnel. For the three and six months ended September 30, 2004, salaries, payroll taxes and benefits were $4,899,000 and $10,142,000, respectively, compared to $4,789,000 and $9,306,000, respectively, for the comparative prior year three and six month periods, an increase of $110,000 and $836,000, respectively. The increase in these costs for the three and six months ended September 30, 2004 was primarily attributable to the net effect of the increased costs of $141,000 and $241,000, respectively, related to added personnel of MarketVision to support MarketVision's increased level of operations, offset by a decrease in costs associated a reduction of personnel at other subsidiaries of the Company.

                  General and Administrative Expense. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees and other overhead expenses which for the three and six months ended September 30, 2004 were $2,229,000 and $4,305,000, respectively, compared to $2,385,000 and $4,621,000, respectively, for the comparative prior year three and six month periods, a decrease of $156,000 and $316,000, respectively. The decrease in these expenses for the three and six month periods was primarily the result of an overall reduction in overhead expenses offset by the inclusion of increased expenses attributable to MarketVision of $293,000 and $585,000, respectively, for the three and six months ended September 30, 2004.

                  Operating Income. As a result of the changes in sales and operating expenses, the Company's operating income for the three and six months ended September 30, 2004 increased to $1,229,000 and $1,638,000, respectively, from $82,000 and $1,616,000 for the three and six months ended September 30, 2003. The operating income for the three and six months ended September 30, 2004 included $164,000 and $254,000, respectively, of operating income attributable to MarketVision.

                  Interest Expense, Net. Net interest expense, consisting of interest expense of $71,000 offset by interest income of $7,000, for the quarter ended September 30, 2004, amounted to $64,000, an increase of $9,000, compared to net interest expense of $55,000, consisting of interest expense of $64,000 offset by interest income of $9,000, for the quarter ended September 30, 2003. Net interest expense, consisting of interest expense of $135,000 offset by interest income of $14,000, for the six months ended September 30, 2004 amounted to $121,000, an increase of $2,000, compared to net interest expense of $119,000, consisting of interest expense of $135,000 offset by interest income of $16,000, for the six months ended September 30, 2003. The increase in interest expense for the quarter and six month period ended September 30, 2004 was primarily related to the increase in interest rates on the Company's outstanding bank and subordinated debt borrowings during such periods.

                  Income Before Provision for Income Taxes, Minority Interest in Net (Income) Loss of Consolidated Subsidiary and Cumulative Effect of Change in Accounting Principle for Revenue Recognition. The Company's income before provision for income taxes, minority interest in net (income) loss of consolidated subsidiary and cumulative effect of change in accounting principle for revenue recognition for the three and six months ended September 30, 2004 was $1,165,000 and $1,517,000, respectively, compare to income of $27,000 and $1,498,000 for the three and six months ended September 30, 2003, respectively. Income for the six months ended September 30, 2004 includes $84,000 of income resulting from the reversal of an allowance previously established for a particular doubtful account that was collected during the first quarter.

                  Provision For Income Taxes. The provision for federal, state and local income taxes for the quarters and six month periods ended September 30, 2004 and 2003, were based upon the Company's estimated effective tax rate for the respective fiscal years.

                  Minority Interest in Net (Income) Loss of Consolidated Subsidiary. For the three and six months ended September 30, 2004, the Company reflected a non-cash charge of $(71,000) and $(110,000), respectively, representing a third party's 51% ownership interest in the net income of MarketVision, compared to a non-cash charge of $(9,000) and $9,000 for such third party's interest in the net (income) loss of Market Vision for the three and six months ended September 30, 2003, respectively.

                  Cumulative Effect of Change in Accounting Principle for Revenue Recognition. For the six months ended September 30, 2003, the Company incurred a non-cash charge of $2,183,000 representing the cumulative effect of a change in accounting principle related to its adoption of EITF 00-21 on a cumulative basis as of April 1, 2003.

                  Net Income. As a result of the items discussed above, net income for the three and six months ended September 30, 2004 was $660,000 and $857,000, respectively, compared to net income of $12,000 and net loss of $(1,293,000), respectively, for the prior year quarter and six month period ended September 30, 2003.

Liquidity and Capital Resources

                  On October 31, 2002, the Company entered into a Credit Agreement (the "Credit Agreement") with Signature Bank (the "Lender") pursuant to which the Company obtained a $3,000,000 term loan (the "Term Loan") and a $3,000,000 three year revolving loan credit facility (the "Revolving Loan," and together with the Term Loan, the "Loans"). The principal amount of the Term Loan is repayable in equal installments over 48 months, with the final payment due October 30, 2006. Contemporaneously with the closing of the Credit Agreement, the Company borrowed $3,000,000 under the Term Loan and $1,200,000 under the Revolving Loan and used approximately $3,700,000 of the proceeds of the Loans to repay in full the Company's indebtedness under its prior credit agreement. The remaining loan proceeds were used to increase the Company's working capital. Borrowings under the Credit Agreement are evidenced by promissory notes and are secured by all of the Company's assets. The Company paid a $60,000 closing fee to the Lender plus its legal costs and expenses and pays the Lender a quarterly fee equal to .25% per annum on the unused portion of the credit facility. Interest on the Loans is due on a monthly basis, and prior to the post-quarter amendments described below, accrued at an annual rate equal to the Lender's prime rate plus .25% with respect to the Revolving Loans and .50% with respect to the Term Loan. The Credit Agreement provides for a number of affirmative and negative covenants, restrictions, limitations and other conditions including among others, (i) limitations regarding the payment of cash dividends, (ii) use of proceeds, (iii) maintenance of minimum net worth, (iv) maintenance of minimum quarterly earnings, (v) compliance with senior debt leverage ratio and debt service ratio covenants, and (vi) maintenance of 15% of beneficially owned shares of the Company held by certain members of the Company's management. On July 18, 2003, the Credit Agreement was amended pursuant to which the revolving loan credit facility was increased by $500,000 to $3,500,000.

                  At March 31, 2004, the Company was not in compliance with certain financial covenants of the Credit Agreement, and in addition, the Lender determined that the Company's Revolving Loan borrowings exceeded the amount of borrowings permitted under the Credit Agreement. On July 22, 2004, the Lender waived the Company's defaults arising as a result of such noncompliance and entered into an Amended and Restated Credit Agreement with the Company. The Amended and Restated Credit Agreement subjects the Company to the following financial covenants:

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

                  In addition, pursuant to the Amended and Restated Credit Agreement (i) the revolving loan facility was reduced from $3,500,00 to $1,100,000, and $2,400,000 of outstanding Revolving Loans were converted to a term loan, requiring principal monthly repayments in the amount of $100,000 each commencing September 1, 2004, (ii) interest on the term loans (including the $2,400,000 of Revolving Loans converted to a term loan) was increased to the Lender's prime rate plus 1.0%, and interest on the Revolving Loans was increased to the Lender's prime rate plus .50% (5.75% and 5.25%, respectively, at September 30, 2004), (iii) effective July 22, 2004, the Company's cash deposits maintained with the Lender cannot be less than $3,000,000 at any time, and (iv) the Company paid the Lender a $25,000 amendment fee.

                  The following analysis of the Company's statements of cash flows is inclusive of the cash flows of MarketVision. Summarized financial information of MarketVision at September 30, 2004 is as follows:

                  Cash                                          $     71,000
                  Current assets                                   3,147,000
                  Current liabilities                              2,748,000
                  Working capital                                    399,000
                  Net cash used in operating activities               13,000

                  At September 30, 2004, the Company had cash and cash equivalents totaling $4,084,000, working capital deficit of $4,550,000, inclusive of $8,410,000 of deferred revenue; bank debt in the amount of $4,510,000 exclusive of an outstanding bank letter of credit of $500,000 under the Company's Revolving Loan with no additional availability under the Revolving Loan, outstanding subordinated debt of $425,000 and stockholders' equity of $16,027,000. In comparison, at March 31, 2004, the Company had cash and cash equivalents of $3,164,000, a working capital deficit of $4,683,000, which included $7,932,000 of deferred revenue, outstanding bank loans of $4,985,000 and an outstanding bank letter of credit of $500,000 under the Revolving Loan, with no additional availability under the Revolving Loan, outstanding subordinated debt of $425,000 and stockholders' equity of $15,178,000.

                  Operating Activities. Net cash provided by operating activities was $1,580,000 for the six months ended September 30, 2004. The net cash provided by operating activities was primarily attributable to the Company's net income for the six months ended September 30, 2004 and the net effect of increases from March 31, 2004 in components of working capital, specifically, accounts receivable, unbilled contracts in progress, deferred contract costs, accounts payable and accrued job costs resulting from increased client business.

                  Investing Activities. Cash used in investing activities amounted to $140,000, as a result of $126,000 used to purchase fixed assets and an increase in notes receivable from an officer of $14,000 attributable to accrued interest.

                  Financing Activities. Cash used in financing activities was $520,000, of which $475,000 was used to repay bank borrowings, $37,000 used to pay costs associated with the Company's amended credit agreement and $8,000 used to pay costs incurred in connection with the sale of the Company's stock.

                  As a result of the net effect of the foregoing, the Company's cash and cash equivalents at September 30, 2004 increased by $920,000. For the six months ended September 30, 2004, the Company's activities were funded from working capital with no additional borrowings available under the Revolving Loan. Management believes that cash generated from operations will be sufficient to meet the Company's cash requirements for the remainder of the fiscal year, although there can be no assurance in this regard. To the extent that the Company is required to seek additional external financing, there can be no assurance that the Company will be able to obtain such additional funding to satisfy cash requirements for the current fiscal year or as subsequently required to repay Loans under the Credit Agreement.

Outlook

                  Trends are positively impacting the Company's business. As clients seek to derive greater efficiency and effectiveness from their marketing dollars, the call for the services the Company provides, which are oriented to deliver measurable results, are increasing in demand. As such, the Company anticipates that sales and net income for the third quarter ending December 31, 2004 will exceed sales and net income reported in the prior year's third quarter ended December 31, 2003.

                  The Company recently received a letter from the Securities and Exchange Commission stating that it appears that some portion of the Company's goodwill balance associated with the acquisition of U.S. Concepts in 1998 should have been classified as an intangible asset separate from goodwill, subject to amortization. The Company is discussing this matter with the SEC and subject to its resolution the Company may, or may not, be required to restate prior and current financial statements to give effect to non-cash amortization charges. However, management cannot currently determine the amount of any potential adjustment or what the effect would be on the Company's financial statements.

Critical Accounting Policies

                  The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain of the estimates and assumptions required to be made relate to matters that are inherently uncertain as they pertain to future events. While management believes that the estimates and assumptions used were the most appropriate, actual results could differ significantly from those estimates under different assumptions and conditions.

                  Please refer to the Company's 2004 Annual Report on Form 10-K for a discussion of the Company's critical accounting policies relating to revenue recognition and goodwill and other intangible asset. During the six months ended September 30, 2004, there were no material changes to these policies.




Risk Factors

Any investment in the Company's common stock involves a high degree of risk. Investors should consider carefully the risks described below, together with the other information contained in this report. Due to the following risks, our business, financial condition and results of operations may suffer materially. As a result, the market price of our common stock could decline, and you could lose all or part of your investment in our common stock.

                  Outstanding Indebtedness; Security Interest. At September 30, 2004, loans outstanding under the Company's Credit Agreement amounted to $4,510,000 and the Company had no borrowing availability under the Credit Agreement revolving credit facility. As security for all its obligations under the Credit Agreement, the Company granted the lender a first priority security interest in all of its assets. In the event of default under the Credit Agreement, at the lender's option, (i) the principal and interest of the loans and all other obligations under the Credit Agreement will immediately become due and payable, and (ii) the lender may exercise its rights and remedies provided for in the Credit Agreement and the related Security Agreements, the rights and remedies of a secured party under the Uniform Commercial Code, and all other rights and remedies that may otherwise be available to it under applicable law. At March 31, 2004, the Company was again not in compliance with the financial covenants in the Credit Agreement; namely, the maximum permitted ratio of consolidated senior funded debt to earnings before interest, taxes, depreciation and amortization, the minimum permitted debt service coverage ratio and the requirement of no net loss for a fiscal quarter. On July 22, 2004 the bank waived the Company's defaults arising as a result of such noncompliance and entered into an Amended and Restated Credit Agreement with the Company, pursuant to which, among other things, the financial covenants were amended with respect to future periods. Although the Company expects that it will comply with such amended financial covenants, there can be no assurance in such regard.

                  Need for Additional Funding. At September 30, 2004, the Company had no borrowing availability under its revolving line of credit. To satisfy cash requirements during Fiscal 2004, the Company issued 652,000 shares of its common stock to certain directors and officers to raise $1,630,000, and temporarily increased its revolving loan facility by $500,000. The Company may have to seek additional outside funding sources in the future to satisfy working capital requirements if operations do not produce the level of revenue required to operate the Company's business. There can be no assurance that outside funding will be available to the Company at the time it is needed or in the amount necessary to satisfy the Company's needs, or, that if such funds are available, they will be available on terms that are favorable to the Company. If the Company is unable to secure financing when needed, its businesses may be adversely affected. If the Company issues additional shares of common stock or securities convertible into common stock in order to secure additional funding, current stockholders may experience dilution of their ownership. In the event the Company issues securities or instruments other than common stock, the Company may be required to issue such instruments with greater rights than those currently possessed by holders of common stock.

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

         Control by Executive Officers and Directors. The executive officers of the Company collectively beneficially own a significant percentage of its voting stock, and, in effect, have the power to influence strongly the outcome of all matters requiring stockholder approval, including the election or removal of directors and the approval of significant corporate transactions. Such voting could also delay or prevent a change in the control of the Company in which the holders of the Company's common stock could receive a substantial premium. In addition, the Credit Agreement requires the executive officers of the Company maintain, at a minimum, a 15% beneficial ownership of common stock during the term of the Credit Agreement.

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

Item 4.  Controls and Procedures
         -----------------------

Evaluation of Disclosure Controls and Procedures

                  An evaluation was performed, under the supervision of, and with the participation of, the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of
1934). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were adequate and effective, as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the "Report"), in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Report.

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

                           PART II - OTHER INFORMATION
                           ---------------------------


Items 1-3.  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  The Annual Meeting of Stockholders of the Company was held on September 28, 2004 at 10:00 a.m. at the Company's offices at 415 Northern Boulevard, Great Neck, New York 11021. A majority of the Company's voting shares were present at the meeting, either in person or by proxy.

                  At such meeting, as set forth in the table below, the stockholders elected Paul A. Amershadian, John P. Benfield, Donald A. Bernard, James H. Feeney, Herbert M. Gardner, Thomas E. Lachenman, Brian Murphy and John
A. Ward, III to the Board of Directors. All of these individuals will serve on the Board of Directors until the next annual meeting of stockholders and until their successors are duly elected and qualified, except for Paul A. Amershadian, who resigned following the annual meeting so that the Company would be in compliance with the Nasdaq listing rule requiring that a majority of the Company's Board of Directors be "independent" as defined by Nasdaq. The Nasdaq requirement became applicable to the Company on the date of the Annual Meeting.

                  Directors                     Votes For        Votes Withheld
                  ---------                     ---------        --------------
                  Paul A. Amershadian           4,430,185            75,187
                  John P. Benfield              4,430,385            74,987
                  Donald A. Bernard             4,430,385            74,987
                  James H. Feeney               4,441,164            64,208
                  Herbert M. Gardner            4,441,164            64,208
                  Thomas E. Lachenman           4,430,385            74,987
                  Brian Murphy                  4,430,385            74,987
                  John A. Ward III              4,441,164            64,208

Item 5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a) Exhibits.                     See Exhibit Index
          (b) Reports on Form 8-K.

          On September 28, 2004, the Company filed a Current Report on Form 8-K with respect to the resignation of Paul A. Amershadian as a director of the Company.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COACTIVE MARKETING GROUP, INC.



Dated: November 3, 2004                By: /s/ JOHN P. BENFIELD
                                           -------------------------------------
                                           John P. Benfield, President
                                           (Principal Executive Officer)
                                           and Director



Dated: November 3, 2004                By: /s/ DONALD A. BERNARD
                                           -------------------------------------
                                           Donald A. Bernard, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Accounting and Financial
                                           Officer) and Director

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