Form 10-Q
period 2004-12-31
COACTIVE MARKETING GROUP INC
filed 2005-02-10
CIK 886475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                  [X]  Yes  [_]  No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                  [_]  Yes  [X]  No

As of January 31, 2005, 6,211,690 shares of the Registrant's Common Stock, par value $.001 per share, were outstanding.

================================================================================

                                      INDEX

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Consolidated Financial Statements of CoActive Marketing Group, Inc. and Subsidiaries (Unaudited)

                Consolidated Balance Sheets - December 31, 2004 and
                    March 31, 2004                                             3

                Consolidated Statements of Operations - Three and nine
                    months ended December 31, 2004 and 2003                    4

                Consolidated Statement of Stockholders' Equity - Nine
                    months ended December 31, 2004                             5

                Consolidated Statements of Cash Flows - Nine months
                    ended December 31, 2004 and 2003                           6

                Notes to Unaudited Consolidated Financial Statements           7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         18

Item 4.    Controls and Procedures                                            18

PART II - OTHER INFORMATION
---------------------------

Items 1-5. Not Applicable                                                     18

Item 6.    Exhibits and Reports on Form 8-K.                                  18

SIGNATURES                                                                    19
----------

                         PART I - FINANCIAL INFORMATION
                         COACTIVE MARKETING GROUP, INC.
                           Consolidated Balance Sheets
                      December 31, 2004 and March 31, 2004

                                                                                 December 31, 2004   March 31, 2004*
                                                                                 -----------------   ---------------
                                                                                    (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                      $   5,185,399      $   3,164,158
    Accounts receivable, net of allowance for doubtful accounts of
          $90,031 at December 31, 2004 and $295,981 at March 31, 2004                  7,031,120         10,504,973
    Unbilled contracts in progress                                                     3,058,120          2,083,507
    Deferred contract costs                                                              426,914            339,100
    Prepaid taxes                                                                        357,139            449,582
    Prepaid expenses and other current assets                                            524,798            608,175
                                                                                   -------------      -------------
    Total current assets                                                              16,583,490         17,149,495

Property and equipment, net                                                            2,344,208          2,598,929

Note and interest receivable from officer                                                782,928            762,276
Goodwill, net                                                                         19,895,694         19,895,694
Intangible asset                                                                         200,000            200,000
Deferred financing costs, net                                                             83,027             72,905
Other assets                                                                              15,752             17,398
                                                                                   -------------      -------------
    Total assets                                                                   $  39,905,099      $  40,696,697
                                                                                   =============      =============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                               $   6,462,647      $   7,525,683
    Deferred revenue                                                                   6,643,277          7,932,115
    Accrued job costs                                                                  2,308,881          2,860,550
    Accrued compensation                                                                       -             96,127
    Other accrued liabilities                                                          1,700,938          1,480,070
    Accrued taxes payable                                                                928,768                  -
    Deferred taxes payable                                                               170,169             63,016
    Notes payable bank - current                                                       4,022,000          1,450,000
    Subordinated notes payable - current                                                 425,000            425,000
                                                                                   -------------      -------------
    Total current liabilities                                                         22,661,680         21,832,561

Notes payable bank - long term                                                                 -          3,534,500
Minority interest of consolidated subsidiary                                             531,063            151,806
                                                                                   -------------      -------------
    Total liabilities                                                                 23,192,743         25,518,867
                                                                                   -------------      -------------
Stockholders' equity:
    Class A convertible preferred stock, par value $.001;
         authorized 650,000 shares; none issued and outstanding                                -                  -
    Class B convertible preferred stock, par value $.001;
         authorized 700,000 shares; none issued and outstanding                                -                  -
    Preferred stock, undesignated; authorized 3,650,000 shares; none
         issued and outstanding                                                                -                  -
    Common stock, par value $.001; authorized 25,000,000 shares; issued and outstanding 5,953,106 shares at December 31, 2004
         and 5,941,856 shares at March 31, 2004                                            5,952              5,941
    Additional paid-in capital                                                         8,871,930          8,853,166
    Retained earnings                                                                  7,834,474          6,318,723
                                                                                   -------------      -------------
    Total stockholders' equity                                                        16,712,356         15,177,830
                                                                                   -------------      -------------
    Total liabilities and stockholders' equity                                     $  39,905,099      $  40,696,697
                                                                                   =============      =============

* The consolidated balance sheet as of March 31, 2004 has been summarized from the Company's audited balance sheet as of that date.

See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Operations
             Three and Nine Months Ended December 31, 2004 and 2003
                                   (Unaudited)

                                                          Three Months Ended December 31,   Nine Months Ended December 31,
                                                              2004             2003             2004             2003
                                                          -------------    -------------    -------------    -------------
Sales                                                     $  21,553,640    $  19,076,940    $  64,179,921    $  55,458,455

Operating expenses:
     Reimbursable costs and expenses                          7,551,412        4,849,999       19,117,679       13,478,095
     Outside production costs and expenses                    5,315,723        6,302,216       20,290,060       18,512,288
     Salaries, payroll taxes and benefits                     5,048,108        5,260,631       15,190,113       14,566,372
     General and administrative expense                       2,150,498        2,769,905        6,455,831        7,391,150
                                                          -------------    -------------    -------------    -------------
Total operating expenses                                     20,065,741       19,182,751       61,053,683       53,947,905
                                                          -------------    -------------    -------------    -------------
Operating income (loss)                                       1,487,899         (105,811)       3,126,238        1,510,550

Interest expense, net                                            56,241           59,468          177,193          178,169
                                                          -------------    -------------    -------------    -------------
Income (loss) before provision (benefit) for income
     taxes, minority interest in net income of
     consolidated subsidiary and cumulative effect
     of change in accounting principle for revenue
     recognition                                              1,431,658         (165,279)       2,949,045        1,332,381
Provision (benefit) for income taxes                            504,292         (100,216)       1,054,037          516,666
                                                          -------------    -------------    -------------    -------------
Net income (loss) before minority interest in net
     income of consolidated subsidiary and cumulative
     effect of change in accounting principle for
     revenue recognition                                        927,366          (65,063)       1,895,008          815,715
Minority interest in net income of consolidated
     subsidiary                                                (268,978)         (58,282)        (379,257)         (49,009)
                                                          -------------    -------------    -------------    -------------
Net income (loss) before cumulative effect of
     change in accounting principle for revenue
     recognition                                                658,388         (123,345)       1,515,751          766,706
Cumulative effect of change in accounting
     principle for revenue recognition, net of
     income taxes                                                     -                -                -       (2,182,814)
                                                          -------------    -------------    -------------    -------------
Net income (loss)                                         $     658,388    $    (123,345)   $   1,515,751    $  (1,416,108)
                                                          =============    =============    =============    =============
Net income (loss) per common share before cumulative
     effect of change in accounting principle for
     revenue recognition:
Basic                                                     $         .11    $        (.02)   $         .26    $         .15
                                                          =============    =============    =============    =============
Diluted                                                   $         .10    $        (.02)   $         .24    $         .12
                                                          =============    =============    =============    =============
Cumulative effect of change in accounting principle
     for revenue recognition, net of income taxes         $           -    $           -    $           -    $        (.43)
                                                          -------------    -------------    -------------    -------------
Net income (loss) per common share after cumulative
     effect of change in accounting principle for
     revenue recognition:
Basic                                                     $         .11    $        (.02)   $         .26    $        (.28)
                                                          =============    =============    =============    =============
Diluted                                                   $         .10    $        (.02)   $         .24    $        (.28)
                                                          =============    =============    =============    =============
Weighted average number of common shares outstanding
     before cumulative effect of change in accounting
     principle for revenue recognition:
        Basic                                                 5,943,255        5,137,179        5,942,324        5,130,925
        Dilutive effect of options and warrants                 665,859                -          469,279        1,078,539
                                                          -------------    -------------    -------------    -------------
        Diluted                                               6,609,114        5,137,179        6,411,603        6,209,464
                                                          =============    =============    =============    =============
Weighted average number of shares outstanding after
     cumulative effect of change in accounting
     principle for revenue recognition:
        Basic                                                 5,943,255        5,137,179        5,942,324        5,130,925
                                                          =============    =============    =============    =============
        Diluted                                               6,609,114        5,137,179        6,411,603        6,209,464
                                                          =============    =============    =============    =============

See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                       Nine Months Ended December 31, 2004
                                   (Unaudited)


                                                        Common Stock
                                                      par value $.001                                               Total
                                               -----------------------------    Additional        Retained      Stockholders'
                                                   Shares         Amount      Paid-in Capital     Earnings          Equity
                                               -------------   -------------  ---------------   -------------   -------------
Balance, March 31, 2004                            5,941,856   $       5,941   $   8,853,166    $   6,318,723   $  15,177,830

Costs incurred in connection with sale of
   stock                                                   -               -          (8,400)               -          (8,400)

Exercise of options                                   11,250              11          27,164                -          27,175

Net income                                                 -               -               -        1,515,751       1,515,751
                                               -------------   -------------   -------------    -------------   -------------

Balance, December 31, 2004                         5,953,106   $       5,952   $   8,871,930    $   7,834,474   $  16,712,356
                                               =============   =============   =============    =============   =============



See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended December 31, 2004 and 2003
                                   (Unaudited)

                                                                                              2004             2003
                                                                                         -------------    -------------
Cash flows from operating activities:
    Net income (loss)                                                                    $   1,515,751    $  (1,416,108)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        (Credit) provision for bad debt expense                                                (72,544)         141,992
        Depreciation and amortization                                                          471,289          606,752
        Deferred income taxes                                                                  107,153          206,782
        Minority interest of consolidated subsidiary                                           379,257           49,373
        Cumulative effect of change in accounting principle for revenue recognition                  -        2,182,814
        Other                                                                                        -             (363)
        Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                                        3,546,397         (308,619)
           (Increase) in unbilled contracts in progress                                       (974,613)        (103,468)
           (Increase) in deferred contract costs                                               (87,814)               -
           Decrease in prepaid taxes                                                            92,443                -
           Decrease (increase) in prepaid expenses and other assets                             85,023          (95,162)
           (Decrease) increase in accounts payable                                          (1,063,036)         194,256
           (Decrease) in deferred revenue                                                   (1,288,838)      (2,379,676)
           (Decrease) increase in accrued job costs                                           (551,669)       2,048,787
           Increase (decrease) in accrued taxes payable                                        928,768          (15,789)
           Increase in other accrued liabilities                                               220,868          179,282
           (Decrease) increase in accrued compensation                                         (96,127)           3,943
                                                                                         -------------    -------------

           Net cash provided by operating activities                                         3,212,308        1,294,796
                                                                                         -------------    -------------

Cash flows from investing activities:
    Purchases of fixed assets                                                                 (187,746)      (1,332,878)
    Acquisitions, net of cash acquired                                                               -         (700,000)
    Increase in note receivable from officer                                                   (20,652)         (22,059)
    Increase in cash for consolidation of variable interest entity                                   -           35,691
                                                                                         -------------    -------------

           Net cash used in investing activities                                              (208,398)      (2,019,246)
                                                                                         -------------    -------------

Cash flows from financing activities:
    Borrowings                                                                                       -          500,000
    Repayments of debt                                                                        (962,500)        (278,000)
    Costs incurred in connection with sale of stock                                             (8,400)               -
    Financing costs                                                                            (38,944)         (24,007)
    Proceeds from exercise of stock options                                                     27,175            6,563
                                                                                         -------------    -------------

           Net cash (used in) provided by financing activities                                (982,669)         204,556
                                                                                         -------------    -------------

           Net increase (decrease) in cash and cash equivalents                              2,021,241         (519,894)

Cash and cash equivalents at beginning of period                                             3,164,158        1,336,886
                                                                                         -------------    -------------
Cash and cash equivalents at end of period                                               $   5,185,399    $     816,992
                                                                                         =============    =============
Supplemental disclosures of cash flow information:
    Interest paid during the period                                                      $     204,997    $     204,919
                                                                                         =============    =============
    Income tax paid during the period                                                    $      13,552    $     244,265
                                                                                         =============    =============
Noncash activities relating to investing and financing activities:
    Stock issued in payment of earnout                                                   $           -    $     218,000
                                                                                         =============    =============

See accompanying notes to unaudited consolidated financial statements.

                 CoActive Marketing Group, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

                           December 31, 2004 and 2003


(1)  Basis of Presentation
     ---------------------

     The interim financial statements of CoActive Marketing Group, Inc. (the "Company") for the three and nine months ended December 31, 2004 and 2003 have been prepared without audit. The consolidated statements of operations have been modified to break out and reclassify as operating expenses those costs and expenses which were previously reported as direct expenses; namely, reimbursable costs and expenses, outside production costs and expenses, and the salaries, payroll taxes and benefit costs directly related to servicing client projects. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three and nine months ended December 31, 2004 are not necessarily indicative of the results for a full year.

     The consolidated financial statements of the Company include the financial statements of the Company and its wholly-owned subsidiaries. In addition, the consolidated financial statements include the accounts of a variable interest entity, Garcia Baldwin, Inc. d/b/a MarketVision ("MarketVision"), an affiliate that provides ethnically-oriented marketing and promotional services. The Company has determined that it is the primary beneficiary of this entity and has included the accounts of this entity, pursuant to the requirements of Financial Accounting Standards Board's ("FASB") Interpretation No. 46 (revised 2003), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." All significant intercompany balances and transactions have been eliminated in consolidation. The Company owns 49% of the common stock of MarketVision. A third party owns the remaining 51%. The third party owned portion of MarketVision is accounted for as minority interest in the Company's consolidated financial statements.

     On October 29, 2003, a newly formed wholly-owned subsidiary of the Company, TrikMedia LLC ("TrikMedia"), acquired certain assets and assumed certain liabilities of TrikMedia, Inc. for a purchase price of $885,000, consisting of a cash payment in the amount of $700,000 and the assumption of $185,000 of deferred revenue. In addition, the Company acquired fixed assets with a fair value of $36,000 and assumed additional liabilities in the amount of $17,000. The Company has accounted for the acquisition as a purchase whereby the excess of the purchase price over the fair value of net assets acquired, including costs of the acquisition, of approximately $866,000 has been classified as goodwill. On September 23, 2004, TrikMedia changed its name to Digital Intelligence Group LLC ("Digital Intelligence"). The results of operations of Digital Intelligence are not material. Pro forma information regarding the acquisition has not been provided, as the results of operations of Digital Intelligence are not material.

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

(2)  Adoption of EITF 00-21
     ----------------------

     The Company adopted EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), in the fourth quarter of Fiscal 2004. EITF 00-21, which became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. Prior to the adoption of EITF 00-21, the Company recognized revenue on its broadcast media and special event contracts on the percentage-of-completion method over the life of the contract as identifiable phases of services, such as concept creation and development, media purchase, production, media airing and event execution occurred. Under that method, the Company generally recognized a portion of the revenue attributable to those contracts upon signing by the Company's clients. Pursuant to EITF 00-21, the Company now recognizes all of the contract's revenue as the media is aired and the events take place, without regard to the timing of the contracts signing or when cash is received under these contracts. The adoption of EITF 00-21 (effective April 1, 2003) resulted in a non-cash charge reported as a cumulative effect of a change in accounting principle of $2,183,000. For the three months ended December 31, 2003, the adoption of EITF 00-21 resulted in an increase in sales of $1,647,000 and an increase in outside production costs of $1,058,000. For the nine months ended December 31, 2003, the adoption of EITF 00-21 resulted in an increase in sales of $3,173,000 and an increase in outside production costs of $2,077,000. After giving effect to the implementation of EITF 00-21 and before the cumulative effect of the change in method of accounting for revenue recognition, the Company had a net loss of $(123,000) or $(.02) per basic common share and net income of $767,000 or $.15 per basic common share for the three and nine months ended December 31, 2003, respectively.

(3)  Adoption of FIN 46R
     -------------------

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51," with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. The provisions regarding implementation dates were revised by FIN 46 (Revised) ("FIN 46R"). The consolidation requirements of FIN 46R apply to variable interest entities in the first year or interim period ending after March 15, 2004. Effective in the fourth quarter of Fiscal 2004, the Company adopted FIN 46R as it relates to the activities of its MarketVision affiliate. Accordingly, the operations and financial statements of MarketVision for the three and nine months ended December 31, 2004 are included in the consolidated financial statements of the Company, whereas for prior fiscal periods, under the equity method of accounting, the Company reported its investment in MarketVision as adjusted for its share of net income or loss in each fiscal period in the Company's financial statements. The consolidated financial statements of the Company for the three and nine months ended December 31, 2003 have been restated to reflect the Company's adoption of FIN 46R effective April 1, 2003. The effect of the Company's adoption of FIN 46R did not impact the Company's net income (loss). For the three and nine months ended December 31, 2004, MarketVision had net income of $527,000 and $744,000, respectively. For the three and nine months ended December 31, 2003, MarketVision had net income of $106,000 and $96,000, respectively.

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

(5)  Goodwill and Intangible Asset
     -----------------------------

     Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company's subsidiary companies. The Company's other intangible asset consists of an Internet domain name and any and all related intellectual property rights associated therewith which are used in the Company's operations. At December 31, 2004, the Company had approximately $19,896,000 of goodwill and $200,000 as an intangible asset. During Fiscal 2004, the Company increased goodwill in the amount of $866,000 and $244,000 to reflect the goodwill relating to its acquisition of Digital Intelligence and its consolidation of MarketVision, respectively.

     In accordance with Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Goodwill impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of earnings. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. Based on the guidance of SFAS 142, the Company has determined that it has four operating units representing each of its subsidiaries. The Company has completed its impairment review for each reporting unit as of March 31, 2004 and no impairment in the recorded goodwill and intangible asset was identified. During the nine months ended December 31, 2004, the Company has not identified any indication of goodwill impairment. Goodwill and the intangible asset will be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded.

(6)  Earnings Per Share
     ------------------

     Options and warrants, which expire through April 30, 2014, to purchase 740,160 shares of common stock at prices ranging from $2.94 to $10.00 for the three months ended December 31, 2004, 1,618,732 shares of common stock at prices ranging from $2.49 to $10.00 for the nine months ended December 31, 2004 and 477,500 shares of common stock at prices ranging from $4.00 to $10.00 per share for the three and nine months ended December 31, 2003, respectively, were excluded from the computation of diluted earnings per share for each period because the exercise prices exceeded the then fair market value of the Company's common stock.

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

(10) Notes Payable Bank
     ------------------

     At March 31, 2004, the Company was not in compliance with certain financial covenants of its credit agreement. On July 22, 2004, the bank waived the Company's defaults arising as a result of such noncompliance and entered into an Amended and Restated Credit Agreement with the Company that modified the financial covenants applicable to the Company. In addition, pursuant to the Amended and Restated Credit Agreement (i) the revolving loan facility was reduced from $3,500,000 to $1,100,000, and $2,400,000 of outstanding revolving loans were converted to a term loan, requiring principal monthly repayments in the amount of $100,000 each commencing September 1, 2004, (ii) interest on the term loans (including the $2,400,000 of revolving loans converted to a term loan) was increased to the bank's prime rate plus 1.0%, and interest on the revolving loans was increased to the bank's prime rate plus .50%, (iii) effective July 22, 2004, the Company was required to maintain minimum cash deposits with the bank of not less than $3,000,000 at any time, and (iv) the Company paid the bank a $25,000 amendment fee. The Company's consolidated balance sheet at March 31, 2004 retroactively reflects the new repayment terms of the loans. On December 27, 2004, the Amended and Restated Credit Agreement with the bank was further amended such that the minimum cash deposits required to be maintained with the bank was reduced to $2,000,000 at any time.

     At December 31, 2004, the Company was in compliance with the covenants of its Amended and Restated Credit Agreement. However, management expects that net income before taxes (calculated in accordance with the Amended and Restated Credit Agreement) for the fourth quarter ending March 31, 2005 will be less than the $1,000,000 required under the Amended and Restated Credit Agreement. As such, the Company may be required to obtain an amendment to the Amended and Restated Credit Agreement or a waiver from the bank to avoid the occurrence of an event of default under the Amended and Restated Credit Agreement following the conclusion of the fourth quarter ending March 31, 2005. Accordingly, notes payable bank - current includes $1,487,500 that would have otherwise been classified as notes payable bank
     - long term in the Company's consolidated balance sheet at December 31, 2004.

(11) Income Taxes
     ------------

     The provision (benefit) for income taxes for the three and nine months ended December 31, 2004 and 2003 is based upon the Company's estimated effective tax rate for the respective fiscal years.

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

     The following table illustrates the effects on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based incentive plans:

                                             Three Months        Three Months          Nine Months         Nine Months
                                                 Ended               Ended                Ended               Ended
                                             Dec. 31, 2004       Dec. 31, 2003        Dec. 31, 2004       Dec. 31, 2003
                                             -------------       -------------        -------------       -------------
Net income (loss) as reported                 $    658,388        $   (123,345)        $  1,515,751       $  (1,416,108)
Less compensation expense determined
  under the fair value method                       91,167              60,976              273,479             182,928
                                              ------------        ------------         ------------       -------------

Pro forma net income (loss)                   $    567,221        $   (184,321)        $  1,242,272       $  (1,599,036)
                                              ============        ============         ============       =============

Net income (loss) per share - Basic:
  As reported                                 $        .11        $       (.02)        $        .26       $        (.28)
  Pro forma                                   $        .10        $       (.04)        $        .21       $        (.31)

Net income (loss) per share - Diluted:
  As reported                                 $        .10        $       (.02)        $        .24       $        (.28)
  Pro forma                                   $        .09        $       (.04)        $        .19       $        (.31)

(13) New Accounting Standards
     ------------------------

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share-based payment award transactions measured at fair value. This statement is effective for quarters ending after June 15, 2005. The Company has not yet determined the impact of applying the various provisions of SFAS No. 123R.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this statement should be applied prospectively. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

     EITF Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus in September 2004 that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have an effect on the Company's consolidated financial statements.

(14) Reclassifications
     -----------------

     Certain amounts as previously reported have been reclassified to conform to current year classifications.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

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

     The full range of marketing and sales promotional services offered by the Company consists of strategic marketing, creative services, broadcast and print media, direct marketing, multi-cultural marketing, event marketing, entertainment marketing, in-store sampling and merchandising, Internet web site designing and hosting, e-commerce tools, electronic sales tools and computer based training. By providing a wide range of programs and services, the Company affords its clients a total solutions resource for strategic planning, creative development, production, implementation and sales training aids, including in-store and special event activities, and enhanced product brand name recognition on a multi-cultural basis.

     On October 29, 2003, TrikMedia LLC ("TrikMedia"), a newly formed wholly-owned subsidiary of the Company, acquired certain of the assets and assumed certain of the liabilities of TrikMedia, Inc. in a transaction accounted for as a purchase by the Company. Accordingly, the following discussion compares the Company's consolidated results of operations for the three and nine months ended December 31, 2004, including the operations of TrikMedia for the three and nine months ended December 31, 2004, to the Company's consolidated results of operations for the three and nine months ended December 31, 2003, including the operations of TrikMedia for the three months ended December 31, 2003. On September 23, 2004, TrikMedia changed its name to Digital Intelligence Group LLC ("Digital Intelligence"). The results of operations of Digital Intelligence are not material.

Adoption of Accounting Standards

     The Company adopted EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), in the fourth quarter of Fiscal 2004. EITF 00-21, which became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. Prior to the adoption of EITF 00-21, the Company recognized revenue on its broadcast media and special event contracts on the percentage-of-completion method over the life of the contract as identifiable phases of services, such as concept creation and development, media purchase, production, media airing and event execution occurred. Under that method, the Company generally recognized a portion of revenues attributable to those contracts upon signing by the Company's clients. Pursuant to EITF 00-21, the Company now recognizes all of the contract's revenue as the media is aired and the events take place, without regard to the timing of the contract's signing or when cash is received under these contracts. The adoption of EITF 00-21 (effective April 1, 2003) resulted in a non-cash charge reported as a cumulative effect of a change in accounting principle of $2,183,000. For the three months ended December 31, 2003, the adoption of EITF 00-21 resulted in an increase in sales of $1,647,000 and an increase in outside production costs of $1,058,000. For the nine months ended December 31, 2003, the adoption of EITF 00-21 resulted in an increase in sales of $3,173,000 and an increase in outside production costs of $2,077,000. After giving effect to the implementation of EITF 00-21 and before the cumulative effect of the change in method of accounting for revenue recognition, the Company had a net loss of $(123,000) or $(.02) per basic common share and net income of $767,000 or $.15 per basic common share for the three and nine months ended December 31, 2003, respectively.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51," with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. The provisions regarding implementation dates were revised by FIN 46 (revised) ("FIN 46R"). The consolidation requirements of FIN 46R apply to variable interest entities in the first year or interim period ending after March 15, 2004. Effective in the fourth quarter of Fiscal 2004, the Company adopted FIN 46R as it relates to it the activities of its MarketVision affiliate. Accordingly, the operations and financial statements of MarketVision for the three and nine months ended December 31, 2004 are included in the consolidated financial statements of the Company, whereas for prior fiscal periods, under the equity method of accounting, the Company reported its investment in MarketVision as adjusted for its share of net income or loss in each fiscal period in the Company's financial statements. The consolidated financial statements of the Company for the three and nine months ended December 31, 2003 have been restated to reflect the Company's adoption of FIN 46R effective April 1, 2003. The effect of the Company's adoption of FIN 46R did not impact the Company's net income (loss) for these periods. For the three and nine months ended December 31, 2004, MarketVision had net income of $527,000 and $744,000, respectively. For the three and nine months ended December 31, 2003, MarketVision had net income of $106,000 and $96,000, respectively.

     The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2004.

Results of Operations

     The following table presents operating data of the Company expressed as a percentage of sales for each of the three and nine months ended December 31, 2004 and 2003, respectively, retroactively adjusted for the (i) the operating results of MarketVision effective April 1, 2003 and (ii) EITF 00-21 accounting change effective April 1, 2003, exclusive of the associated cumulative effect of the change in accounting principle:

                                                                 Three Months Ended         Nine Months Ended
                                                                    December 31,               December 31,
                                                                ---------------------      ---------------------
                                                                  2004         2003          2004         2003
                                                                --------     --------      --------     --------
Statement of Operations Data:
Sales                                                            100.0%       100.0%        100.0%       100.0%
Reimbursable costs and expenses                                   35.0%        25.4%         29.8%        24.3%
Outside production costs and expenses                             24.7%        33.0%         31.6%        33.4%
Salaries, payroll taxes and benefits                              23.4%        27.6%         23.7%        26.3%
General and administrative expense                                10.0%        14.5%         10.1%        13.3%
Total operating expenses                                          93.1%       100.6%         95.1%        97.3%
Operating income (loss)                                            6.9%       (0.6)%          4.9%         2.7%
Interest expense, net                                              0.3%         0.3%          0.3%         0.3%
Income (loss) before provision (benefit) for
   income taxes and minority interest in net
   income of consolidated subsidiary                               6.6%       (0.9)%          4.6%         2.4%
Provision (benefit) for income taxes                               2.3%       (0.5)%          1.6%         0.9%
Minority interest in net income of consolidated subsidiary       (1.2)%       (0.3)%        (0.6)%       (0.1)%
Net income (loss)                                                  3.1%       (0.6)%          2.4%         1.4%

     Sales. Sales for the quarter ended December 31, 2004 were $21,554,000, compared to sales of $19,077,000 for the quarter ended December 31, 2003, an increase of $2,477,000. Sales for the nine months ended December 31, 2004 were $64,180,000, compared to sales of $55,458,000 for the nine months ended December 31, 2003, an increase of $8,722,000. The following table presents a comparative summary of the components of sales for the three and nine month periods ended December 31, 2004 and 2003:

                                          Three Months Ended                                Nine Months Ended
                                             December 31,                                      December 31,
                            -----------------------------------------------   -----------------------------------------------
       Sales                    2004          %          2003          %          2004          %          2003          %
       -----                ------------   -------   ------------   -------   ------------   -------   ------------   -------
Core business                $11,136,952      51.7    $13,394,427      70.2    $36,734,549      57.2    $38,866,152      70.1
Reimbursable costs and
   expenses                    7,551,412      35.0      4,849,999      25.4     19,117,679      29.8     13,478,095      24.3
MarketVision                   2,865,276      13.3        832,514       4.4      8,327,693      13.0      3,114,208       5.6
                            ------------   -------   ------------   -------   ------------   -------   ------------   -------
   Total sales               $21,553,640     100.0    $19,076,940     100.0    $64,179,921     100.0    $55,458,455     100.0
                            ============   =======   ============   =======   ============   =======   ============   =======

     In the delivery of certain services to our clients, the Company purchases a variety of items and services on their behalf for which it is reimbursed. The amount of reimbursable costs and expenses, which are included in revenues, will vary from period to period, based on the type and scope of the promotional service being provided.

     The increase in sales attributable to MarketVision for both the quarter and nine months ended December 31, 2004 was due to an increase in client demand for the Company's Hispanic marketing services.

     The Company experienced a decrease in core business sales in the quarter ended December 31, 2004 primarily as a result of a delay in effecting the sales of certain otherwise anticipated client contracts.

     Operating Expenses. Operating expenses for the three and nine months ended December 31, 2004 increased by $883,000 and $7,106,000, respectively, and amounted to $20,066,000 and $61,054,000, respectively, compared to $19,183,000 and $53,948,000, respectively, for the three and nine months ended December 31, 2003. The increase in operating expenses for the three and nine month periods resulted from the aggregate of the following:

     Reimbursable Costs and Expenses. In the delivery of certain services to our clients, the Company purchases a variety of items and services on their behalf for which it is reimbursed. The amount of reimbursable costs and expenses will vary from period to period, based on the type and scope of the promotional service being provided.

     Outside Production Costs and Expenses. Outside production costs consist of the cost of purchased materials, media, services and other expenditures incurred in connection with and directly related to sales. Outside production costs for the three months ended December 31, 2004 were $5,316,000 compared to $6,302,000 for the comparable prior year three month period, a decrease of $986,000. Outside production costs for the nine months ended December 31, 2004 were $20,290,000 compared to $18,512,000 for the comparable prior year nine month period, an increase of $1,778,000. The weighted mix of outside production costs and in-house labor and the mark-up related to these components may vary significantly from project to project based on the type and scope of the service being provided. Accordingly, for the three and nine months ended December 31, 2004, outside production costs as a percentage of sales are reflective of the aggregate mix of client projects during such periods.

     Salaries, Payroll Taxes and Benefits. Salaries, payroll taxes and benefits consist of the salaries, payroll taxes and benefit costs related to all direct labor, indirect labor and overhead personnel. For the three and nine months ended December 31, 2004, salaries, payroll taxes and benefits were $5,048,000 and $15,190,000, respectively, compared to $5,261,000 and $14,566,000, respectively, for the comparable prior year three and nine month periods. The decrease in these costs of $213,000 for the three months ended December 31, 2004 was primarily attributable to a reduction of personnel at subsidiaries of the Company other than MarketVision, offset by increased costs of $270,000 related to added personnel of MarketVision to support MarketVision's increased level of operations. The increase in these costs of $624,000 for the nine months ended December 31, 2004 was primarily attributable to the net effect of the increased costs of $511,000 related to added personnel of MarketVision to support MarketVision's increased level of operations, offset by a decrease in costs associated with a reduction of personnel at other subsidiaries of the Company.

     General and Administrative Expense. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees and other overhead expenses which for the three and nine months ended December 31, 2004 were $2,150,000 and $6,456,000, respectively, compared to $2,770,000 and $7,391,000, respectively, for the comparable prior year three and nine month periods, a decrease of $620,000 and $935,000, respectively. The decrease in these expenses for the three and nine month periods was primarily the result of the Company's continuing effort to more effectively manage and control costs, offset by the inclusion of increased expenses of $48,000 and $152,000, respectively, incurred in line with MarketVision's growth for the three and nine months ended December 31, 2004. General and administrative expense for the nine months ended December 31, 2004 includes an $84,000 credit for bad debt expense resulting from the reversal of an allowance previously established for a particular doubtful account that was collected during the first quarter.

     Operating Income (Loss). As a result of the changes in sales and operating expenses, the Company's operating income for the three and nine months ended December 31, 2004 increased to $1,488,000 and $3,126,000, respectively, from an operating loss of $(106,000) and operating income of $1,510,000 for the three and nine months ended December 31, 2003, respectively. The operating income for the three and nine months ended December 31, 2004 included $789,000 and $1,044,000, respectively, of operating income attributable to MarketVision.

     Interest Expense, Net. Net interest expense, consisting of interest expense of $72,000 offset by interest income of $16,000, for the quarter ended December 31, 2004, amounted to $56,000, a decrease of $3,000, compared to net interest expense of $59,000, consisting of interest expense of $112,000 offset by interest income of $53,000, for the quarter ended December 31, 2003. Net interest expense, consisting of interest expense of $207,000 offset by interest income of $30,000, for the nine months ended December 31, 2004 amounted to $177,000, a decrease of $1,000, compared to net interest expense of $178,000, consisting of interest expense of $247,000 offset by interest income of $69,000, for the nine months ended December 31, 2003. The decrease in interest expense for the quarter and nine month period ended December 31, 2004 was primarily related to the decrease in the Company's outstanding bank borrowings during such periods, offset by an increase in interest rates.

     Income (Loss) Before Provision (Benefit) for Income Taxes, Minority Interest in Net Income of Consolidated Subsidiary and Cumulative Effect of Change in Accounting Principle for Revenue Recognition. The Company's income
(loss) before provision (benefit) for income taxes, minority interest in net income of consolidated subsidiary and cumulative effect of change in accounting principle for revenue recognition for the three and nine months ended December 31, 2004 was $1,432,000 and $2,949,000, respectively, compared to a loss of $(165,000) and income of $1,332,000 for the three and nine months ended December 31, 2003, respectively.

     Provision (Benefit) For Income Taxes. The provision (benefit) for federal, state and local income taxes for the three and nine month periods ended December 31, 2004 and 2003, was based upon the Company's estimated effective tax rate for the respective fiscal years.

     Minority Interest in Net Income of Consolidated Subsidiary. For the three and nine months ended December 31, 2004, the Company reflected a non-cash charge of $(269,000) and $(379,000), respectively, representing a third party's 51% ownership interest in the net income of MarketVision, compared to a non-cash charge of $(58,000) and $(49,000) for such third party's interest in the net income of MarketVision for the three and nine months ended December 31, 2003, respectively.

     Cumulative Effect of Change in Accounting Principle for Revenue Recognition. For the nine months ended December 31, 2003, the Company incurred a non-cash charge of $2,183,000 representing the cumulative effect of a change in accounting principle related to its adoption of EITF 00-21 on a cumulative basis as of April 1, 2003.

     Net Income (Loss). As a result of the items discussed above, net income for the three and nine months ended December 31, 2004 was $658,000 and $1,516,000, respectively, compared to a net loss of $(123,000) and $(1,416,000), respectively, for the prior year quarter and nine month period ended December 31, 2003.

Liquidity and Capital Resources

     On October 31, 2002, the Company entered into a Credit Agreement (the "Credit Agreement") with Signature Bank (the "Lender") pursuant to which the Company obtained a $3,000,000 term loan (the "Term Loan") and a $3,000,000 three year revolving loan credit facility (the "Revolving Loan," and together with the Term Loan, the "Loans"). The principal amount of the Term Loan is repayable in equal installments over 48 months, with the final payment due October 30, 2006. Contemporaneously with the closing of the Credit Agreement, the Company borrowed $3,000,000 under the Term Loan and $1,200,000 under the Revolving Loan and used approximately $3,700,000 of the proceeds of the Loans to repay in full the Company's indebtedness under its prior credit agreement. The remaining loan proceeds were used to increase the Company's working capital. Borrowings under the Credit Agreement are evidenced by promissory notes and are secured by all of the Company's assets. The Company paid a $60,000 closing fee to the Lender plus its legal costs and expenses and pays the Lender a quarterly fee equal to .25% per annum on the unused portion of the credit facility. Interest on the Loans is due on a monthly basis, and prior to the amendments described below, accrued at an annual rate equal to the Lender's prime rate plus .25% with respect to the Revolving Loans and .50% with respect to the Term Loan. The Credit Agreement provides for a number of affirmative and negative covenants, restrictions, limitations and other conditions including among others, (i) limitations regarding the payment of cash dividends, (ii) use of proceeds, (iii) maintenance of minimum net worth, (iv) maintenance of minimum quarterly earnings, (v) compliance with senior debt leverage ratio and debt service ratio covenants, and
(vi) maintenance of 15% of beneficially owned shares of the Company held by certain members of the Company's management. On July 18, 2003, the Credit Agreement was amended pursuant to which the revolving loan credit facility was increased by $500,000 to $3,500,000.

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

     In addition, pursuant to the Amended and Restated Credit Agreement (i) the revolving loan facility was reduced from $3,500,00 to $1,100,000, and $2,400,000 of outstanding Revolving Loans were converted to a term loan, requiring principal monthly repayments in the amount of $100,000 each commencing September 1, 2004, (ii) interest on the term loans (including the $2,400,000 of Revolving Loans converted to a term loan) was increased to the Lender's prime rate plus 1.0%, and interest on the Revolving Loans was increased to the Lender's prime rate plus .50% (6.25% and 5.75%, respectively, at December 31, 2004), (iii) effective July 22, 2004, the Company was required to maintain minimum cash deposits with the Lender of not less than $3,000,000 at any time, and (iv) the Company paid the Lender a $25,000 amendment fee.

     On December 27, 2004, the Amended and Restated Credit Agreement with the Lender was further amended such that the minimum cash deposits required to be maintained with the Lender was reduced to $2,000,000 at any time.

     The following analysis of the Company's statements of cash flows is inclusive of the cash flows of MarketVision. Summarized financial information of MarketVision at December 31, 2004 is as follows:

     Cash                                               $  1,155,000
     Current assets                                        3,783,000
     Current liabilities                                   2,849,000
     Working capital                                         934,000
     Net cash provided by operating activities             1,071,000

     At December 31, 2004, the Company had cash and cash equivalents totaling $5,185,000, working capital deficit of $6,078,000, inclusive of $6,643,000 of deferred revenue; bank debt in the amount of $4,022,000, exclusive of an outstanding bank letter of credit of $500,000 under the Company's Revolving Loan with no additional availability under the Revolving Loan; outstanding subordinated debt of $425,000 and stockholders' equity of $16,712,000. In comparison, at March 31, 2004, the Company had cash and cash equivalents of $3,164,000, a working capital deficit of $4,683,000, which included $7,932,000 of deferred revenue; outstanding bank loans of $4,985,000 and an outstanding bank letter of credit of $500,000 under the Revolving Loan, with no additional availability under the Revolving Loan, outstanding subordinated debt of $425,000 and stockholders' equity of $15,178,000.

     Operating Activities. Net cash provided by operating activities was $3,212,000 for the nine months ended December 31, 2004. The net cash provided by operating activities was primarily attributable to the Company's net income for the nine months ended December 31, 2004, deferred income taxes and minority interest of consolidated subsidiary.

     Investing Activities. Cash used in investing activities amounted to $208,000, as a result of $188,000 used to purchase fixed assets and an increase in notes receivable from an officer of $20,000 attributable to accrued interest.

     Financing Activities. Cash used in financing activities was $983,000, of which $963,000 was used to repay bank borrowings, $39,000 was used to pay costs associated with the Company's amended credit agreement, $8,000 was used to pay costs incurred in connection with the sale of the Company's stock, and $27,000 was received from the exercise of stock options.

     As a result of the net effect of the foregoing, the Company's cash and cash equivalents at December 31, 2004 increased by $2,021,000. For the nine months ended December 31, 2004, the Company's activities were funded from working capital with no additional borrowings available under the Revolving Loan. Management believes that cash generated from operations will be sufficient to meet the Company's cash requirements for the remainder of the fiscal year, although there can be no assurance in this regard. To the extent that the Company is required to seek additional external financing, there can be no assurance that the Company will be able to obtain such additional funding to satisfy cash requirements for the current fiscal year or as subsequently required to repay Loans under the Credit Agreement.

Outlook

     Moving forward, business trends are positive. As clients seek to derive greater efficiency and effectiveness from their marketing dollars, the demand for the Company's services, which are oriented to deliver measurable results, are expected to increase, particularly as it relates to the Hispanic market. As such, the Company anticipates that sales and net income for the fourth quarter and year ending March 31, 2005 will exceed sales and net income (loss) reported in the prior year's fourth quarter and year ended March 31, 2004. However, management expects that net income before taxes (calculated in accordance with the Amended and Restated Credit Agreement) for the fourth quarter will be less than the $1,000,000 required under the Amended and Restated Credit Agreement. Accordingly, the Company may be required to obtain an amendment to the Amended and Restated Credit Agreement or a waiver from the Lender to avoid the occurrence of an event of default under the Amended and Restated Credit Agreement following the conclusion of the fourth quarter ending March 31, 2005. There can be no assurance that the Lender will agree to such a waiver or an amendment, and in the event the Lender does not provide such waiver or amendment, upon occurrence of an event of default the Lender would be entitled to accelerate all amounts then due to it under the Amended and Restated Credit Agreement.

     The Company is in the process of consolidating its operations in conjunction with the move of its headquarters into U.S. Concepts' offices in New York City. This move and consolidation of certain of its operations are anticipated to generate cost savings commencing in Fiscal 2006.

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

     Please refer to the Company's 2004 Annual Report on Form 10-K for a discussion of the Company's critical accounting policies relating to revenue recognition and goodwill and other intangible asset. During the nine months ended December 31, 2004, there were no material changes to these policies.

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

     Outstanding Indebtedness; Security Interest. At December 31, 2004, loans outstanding under the Company's Credit Agreement amounted to $4,022,000 and the Company had no borrowing availability under the Credit Agreement revolving credit facility. As security for all its obligations under the Credit Agreement, the Company granted the lender a first priority security interest in all of its assets. In the event of default under the Credit Agreement, at the lender's option, (i) the principal and interest of the loans and all other obligations under the Credit Agreement will immediately become due and payable, and (ii) the lender may exercise its rights and remedies provided for in the Credit Agreement and the related Security Agreements, the rights and remedies of a secured party under the Uniform Commercial Code, and all other rights and remedies that may otherwise be available to it under applicable law. At March 31, 2004, the Company was again not in compliance with the financial covenants in the Credit Agreement; namely, the maximum permitted ratio of consolidated senior funded debt to earnings before interest, taxes, depreciation and amortization, the minimum permitted debt service coverage ratio and the requirement of no net loss for a fiscal quarter. On July 22, 2004 the bank waived the Company's defaults arising as a result of such noncompliance and entered into an Amended and Restated Credit Agreement with the Company, pursuant to which, among other things, the financial covenants were amended with respect to future periods.

     Although management expects to be profitable for the fourth quarter ending March 31, 2005, management expects that net income before taxes (calculated in accordance with the Amended and Restated Credit Agreement) for the fourth quarter will be less than the $1,000,000 required under the Amended and Restated Credit Agreement. Accordingly, the Company may be required to obtain a further amendment to the Amended and Restated Credit Agreement or a waiver from the Lender to avoid the occurrence of an event of default under the Amended and Restated Credit Agreement following the conclusion of the fourth quarter. There can be no assurance that the Lender will agree to such a waiver or an amendment, and in the event the Lender does not provide such waiver or amendment, upon occurrence of an event of default the Lender would be entitled to accelerate all amounts then due to it under the Amended and Restated Credit Agreement which could have a material adverse effect on the Company and its business. Accordingly, notes payable bank - current includes $1,487,500 that would have otherwise been classified as notes payable bank - long term in the Company's consolidated balance sheet at December 31, 2004.

     Need for Additional Funding. At December 31, 2004, the Company had no borrowing availability under its revolving line of credit. To satisfy cash requirements during Fiscal 2004, the Company issued 652,000 shares of its common stock to certain directors and officers to raise $1,630,000, and temporarily increased its revolving loan facility by $500,000. The Company may have to seek additional outside funding sources in the future to satisfy working capital requirements if operations do not produce the level of revenue required to operate the Company's business. There can be no assurance that outside funding will be available to the Company at the time it is needed or in the amount necessary to satisfy the Company's needs, or, that if such funds are available, they will be available on terms that are favorable to the Company. If the Company is unable to secure financing when needed, its businesses may be adversely affected. If the Company issues additional shares of common stock or securities convertible into common stock in order to secure additional funding, current stockholders may experience dilution of their ownership. In the event the Company issues securities or instruments other than common stock, the Company may be required to issue such instruments with greater rights than those currently possessed by holders of common stock.

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

     Unpredictable Revenue Patterns. A significant portion of the Company's revenues is derived from large promotional programs that originate on a project by project basis. Since these projects are susceptible to change, delay or cancellation as a result of specific client financial or other marketing and manufacturing related circumstantial issues as well as changes in the overall economy, the Company's revenue is unpredictable and may vary significantly from period to period.

     Competition. The market for promotional services is highly competitive, with hundreds of companies claiming to provide various services in the promotion industry. Certain of these companies may have greater financial and marketing resources than those available to the Company. The Company competes on the basis of the quality and the degree of comprehensive service that it provides to its clients. There can be no assurance that the Company will be able to continue to compete successfully with existing or future industry competitors.

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

Item 4. Controls and Procedures
        -----------------------

Evaluation of Disclosure Controls and Procedures

     An evaluation was performed, under the supervision of, and with the participation of, the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were adequate and effective, as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 (the "Report"), in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Report.

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


                           PART II - OTHER INFORMATION
                           ---------------------------

Items 1-5.  Not Applicable

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits.                See Exhibit Index
        (b) Reports on Form 8-K.

        On November 4, 2004, the Company filed a Current Report on Form 8-K with respect to the press release it issued announcing its financial results for its second fiscal quarter ended September 30, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COACTIVE MARKETING GROUP, INC.



Dated: February 7, 2005                By: /s/ JOHN P. BENFIELD
                                           ------------------------------------
                                           John P. Benfield, President
                                           (Principal Executive Officer)
                                           and Director



Dated: February 7, 2005                By: /s/ DONALD A. BERNARD
                                           ------------------------------------
                                           Donald A. Bernard, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Accounting and Financial
                                           Officer) and Director

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