Form 10-K
period 2005-03-31
COACTIVE MARKETING GROUP INC
filed 2005-06-29
CIK 886475

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


For the fiscal year ended March 31, 2005

                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from              to
                               ------------    ---------------

                         Commission file number 0-20394

                         COACTIVE MARKETING GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                   06-1340408
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

         75 Ninth Avenue, New York, New York                     11021
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

As of September 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $10,372,270.

As of June 27, 2005, 6,261,690 shares of Common Stock, $.001 par value, were outstanding.

                       Documents Incorporated by Reference

        Document                           Part of 10-K into which incorporated
        --------                           ------------------------------------

Definitive Proxy Statement relating to                  Part III
Registrant's 2005 Annual Meeting of
Stockholders

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

Item 1.  Business.
-------  --------

Corporate Overview

                  CoActive Marketing Group, Inc., through its wholly-owned subsidiaries Inmark Services LLC, Optimum Group LLC, U.S. Concepts LLC and Digital Intelligence Group LLC, together with its affiliate Garcia Baldwin, Inc. doing business as MarketVision, is a multicultural, integrated sales promotional and marketing services agency. We enjoy a client base predominantly consisting of Fortune 500 companies. We develop, manage and execute sales promotion programs at both national and local levels. Our programs help our clients effectively promote their goods and services directly to retailers and consumers and are intended to assist them in achieving a maximum impact and return on their marketing investment. Our activities reinforce brand awareness, provide incentives to retailers to order and display our clients' products, and motivate consumers to purchase those products.

                  Our services include experiential and event marketing, interactive marketing, Hispanic marketing, and all elements of consumer and trade promotion and are marketed directly to our clients by our sales force operating out of offices located in Great Neck and New York, New York; Cincinnati, Ohio; Atlanta, Georgia; Chicago, Illinois; Irvine and San Francisco, California and San Antonio, Texas.

                  CoActive was formed under the laws of the State of Delaware in March 1992 and is the successor to a sales promotion business originally founded in 1972. CoActive began to engage in the promotion business following a merger consummated on September 29, 1995 that resulted in Inmark becoming its wholly-owned subsidiary.

                  Our corporate headquarters are located at 75 Ninth Avenue, New York, New York 10011, and our telephone number is 516-622-2800. Our Web site is www.coactivemarketing.com. Copies of all reports we file with the Securities and Exchange Commission are available on our Web site.

Subsidiaries and Affiliate

                  The services offered by our subsidiaries and affiliate are complementary with each other and have allowed us to broaden the scope of our services and achieve positive results from our cross-selling efforts.

                   Inmark provides traditional promotional services, which primarily consist of developing radio and television promotional programs for manufacturers of packaged goods. The promotional programs often include additional components, such as coupons and sweepstakes. In most instances, in addition to developing the promotional program, Inmark will purchase the broadcast media and administer the program on behalf of its client. The programs frequently include the participation of retailers who are allocated a portion of the purchased media, at no cost, for their support of the promotion and prominent featuring of the manufacturer's products.

                  Optimum, acquired on March 31, 1998, provides strategic planning (including marketing positioning, brand strategy and marketing/promotion plan development), creative marketing, visual communications and graphic design services.

                  U.S. Concepts, acquired on December 31, 1998, provides event and experiential marketing programs, entertainment marketing and on-premise promotion services. U.S. Concepts' programs include concerts, tours and festivals, sales driven sampling activities, demonstration programs and other events that introduce and promote its clients' brands, services and products. U.S. Concepts provides complete "turnkey" execution of its events.

                  MarketVision is a minority owned, predominately Hispanic, ethnically oriented promotion agency headquartered in San Antonio, Texas. MarketVision provides marketing and promotional services comparable to those provided by CoActive's subsidiaries with an emphasis on increasing sales of its clients' products in the Hispanic community. CoActive acquired 49% of MarketVision's shares of capital stock on February 27, 2001.

                  Digital Intelligence, formerly known as TrikMedia, Inc., acquired on October 29, 2003, provides digital marketing and advertising services, interactive software development and content creation.

What We Do

                  We execute a wide range of precision strategies and tactics to achieve specific and measurable objectives for our clients. In contrast with general advertising agencies that promote brand awareness, as a promotions agency, we provide specialized services with the goal of increasing sales of our client's products and services as a direct and verifiable consequence of our programs.

                  As domestic manufacturers and their channels of distribution consolidate and re-align, and as a result of changes in lifestyles and demographics, reaching marketing targets to achieve bottom line return on investment of marketing funds has become more specialized and demanding than in the past. We have an array of in-house core competencies which enable us to integrate a wide range of tools and tactics on our clients' behalf. These competencies, some of which are more fully described below, include interactive, customized e-marketing, targeted broadcast, account specific co-marketing, experiential marketing and "buzz" marketing, strategic planning, concept development, and graphic design.

Experiential Marketing
                  U.S. Concepts is among the nation's most awarded event, experiential, mobile and field marketing resource. U.S. Concepts designs and executes brand experiences based on the philosophy that "continuous consumer contact drives brand growth." Clients' expectations can be exceeded through the effective and efficient connecting of brands and consumers.

Interactive Marketing
                 An increasing number of consumers are using the Internet as a resource for purchasing decisions, and consumer packaged goods companies are responding to this in their marketing outreach. According to PROMO Magazine's Industry Trends Report, Interactive promotional spending grew approximately 24% in 2004. Our Digital Intelligence Group delivers technological and creative communications programs for a clientele that includes global and Fortune 500 companies.

Hispanic Marketing
                  As a multicultural agency, we help our clients address the exploding double-digit growth in the Latino market. Our MarketVision affiliate creates marketing programs to address this need. These programs reflect and respect the Hispanic population's cultural values and lifestyles. MarketVision designs and executes strategic integrated Hispanic marketing initiatives grounded in brand position for its clients, retail customers and consumers.

Strategic Planning
                  Taking into account each client's need for brand positioning, message creation and the selection of the appropriate communication channels to be employed, we immerse ourselves in our client's business and collaborate with their marketing team to develop a strategic plan. Once the plan is agreed upon, we focus on creative development and implementation, recognizing that successful execution is as important as the plan.

Trade Marketing
                  We have extensive experience in developing customized programs for retailers in a variety of channels. We are active in all major channels including mass, grocery, drug, do-it-yourself (or "DIY") and convenience. With our clients, we present marketing and promotional programs to retailers, capitalizing on established relationships we have cultivated with these retailers over many years.

The Industry

                  The industry is composed of hundreds of large and small companies, and is dominated by affiliates of advertising agencies.

                  Promotional Magazine's 2004 Annual Report of the U.S. Promotion Industry reported promotional marketing spending of $313 billion in 2004, up 9% over 2003. The revenues in this segment came from event marketing, premiums and incentives; direct mail; retail; sponsorship; coupons; specialty printing; licensing; fulfillment; agency revenues; interactive/online; games, contests and sweepstakes; and samplings. Historically, most of the industry's revenues originate from specific assignments on a project-by-project basis from continuing client relationships. As the credibility and recognized value of integrated marketing and promotional services tend to increase, a number of clients are designating more promotion and related specialty marketing firms as their specific promotion agency of record, thereby establishing the designated agency as an exclusive promotion service supplier.

Premier Client Roster

                  The Company's principal clients are manufacturers of packaged goods and other consumer products, generally among the Fortune 500 companies. Our client partners are actively engaged in promoting their products both to the "Trade" (i.e., retailers, distributors, etc.) and to consumers, and include, among others, The Procter & Gamble Company, Diageo North America, Inc., HBO, Coca-Cola, AOL, Fisher-Price, The Scotts Company, T-Mobile, The Valvoline Company, Pfizer Corp., Coty, Fresh Express, Inc., Nintendo, Kikkoman International, Inc., Dell Inc., Best Buy, and ACH Food Cos. Our Trade partners include Albertsons, Safeway, Pathmark, Kroger, H-E-B, Wal-Mart, Target, Walgreens, Rite Aid, Eckerd, CVS, Lowe's, The Home Depot and Fasmart.

                   For our fiscal years ended March 31, 2005 and 2004, Diageo North America, Inc. accounted for approximately 27% and 13%, respectively, of our revenues, and for our fiscal years ended March 31, 2005, 2004 and 2003, Schieffelin & Somerset Co. and its successor companies accounted for approximately 13%, 30% and 35%, respectively, of our revenues. At March 31, 2005 and 2004, Diageo accounted for 9% and 12%, respectively, of our accounts receivable, and at March 31, 2005 and 2004, Schieffelin accounted for 1% and 35%, respectively, of our accounts receivable.

                  To the extent that we continue to have a heavily weighted sales concentration with one or more clients, the loss of any such client could have a material adverse affect on our earnings. Unlike traditional general advertising firms, which are engaged as agents of record on behalf of their clients, promotional companies such as CoActive, typically are engaged on a product-by-product, or project-by-project basis. However, our relationship with certain of our clients has continued in excess of 20 years and we currently have a few agency of record relationships.

Backlog

                  At March 31, 2005, our sales backlog, exclusive of reimbursable costs and expenses, amounted to approximately $22,602,000 compared to a sales backlog of approximately $15,809,000 at March 31, 2004. As described further below our revenue patterns are unpredictable and may vary significantly from period to period. Our backlog at any given point in time is similarly subject to fluctuation.

Competition

                  The market for promotional services is highly competitive, with hundreds of companies claiming to provide various services in the promotions industry. In general, our competition is derived from two basic groups: other full service promotion agencies, and companies which specialize in providing one specific aspect of a general promotional program. Some of our competitors are affiliated with larger general advertising agencies, and have greater financial and marketing resources available than we do. These competitors include Imperic (which is affiliated with Young & Rubicam), J. Brown/LMC (which is affiliated with Grey Advertising), GMR Marketing and USM&P (which are divisions of Omnicom Group, Inc.), CMI (which is a division of Clear Channel Communications), Pierce Promotions, Inc., and Market Drive Worldwide (which is a division of the FCB Group). Niche competitors include Don Jagoda, Inc., which specializes in sweepstakes, and Catalina Marketing, Inc., which specializes in cash register couponing programs.

Employees

                  The Company currently has 247 full-time and 3,091 part-time employees, involved in sales, marketing support, program management, in-store sampling and demonstration, interactive and information technology, finance and administration. None of our employees are represented by a labor organization and we consider our relationship with our employees to be good.

Risk Factors

                  Outstanding Indebtedness; Security Interest. At March 31, 2005, loans outstanding from our secured lender amounted to $4,584,500, and we had $2,415,500 of borrowing availability under our revolving credit facility. As security for our obligations under our Credit Agreement, we have granted the lender a first priority security interest in all of our assets. In the event of a default under the Credit Agreement, at the lender's option, (i) the principal and interest of the loans and all other obligations under the Credit Agreement will immediately become due and payable, and (ii) the lender may exercise its rights and remedies provided for in the Credit Agreement and the related security agreements, and the rights and remedies of a secured party under applicable law. In the past we have been required to obtain waivers with respect to our non-compliance with financial covenants provided for in the Credit Agreement, and we may be required to do so in the future. However, there can be no assurance that the lender would waive any future non-compliance with these covenants.

                  Recent Loss. We sustained a net loss of approximately $2,745,000 for our fiscal year ended March 31, 2004. This loss was due in part to the unpredictable revenue patterns associated with our business, as described below. Although we were profitable for fiscal 2005, there can be no assurance we will be profitable in future periods.

                  Dependence on Key Personnel. Our business is managed by a limited number of key management and operating personnel. The loss of any one of those persons could have a material adverse impact on our business. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel. Each of our key executives is a party to an employment agreement that expires in 2006.

                  Customers. A substantial portion of our sales has been dependent on one client or a limited concentration of clients. To the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise if a particular client reduces its budget allocated to the services we provide.

                  Unpredictable Revenue Patterns. A significant portion of our revenues is derived from large promotional programs which originate on a project-by-project basis. Since these projects are susceptible to change, delay or cancellation as a result of specific client financial or other marketing and manufacturing related circumstantial issues, as well as changes in the overall economy, our revenue is unpredictable and may vary significantly from period to period.

                  Competition. The market for promotional services is highly competitive, with hundreds of companies claiming to provide various services in the promotion industry. Some of these companies have greater financial and marketing resources than we do. We compete on the basis of the quality and the degree of comprehensive services which we provide to our clients. There can be no assurance that we will be able to continue to compete successfully with existing or future industry competitors.

                  Risks Associated with Acquisitions. An integral part of our growth strategy is evaluating and, from time to time, engaging in discussions regarding acquisitions and strategic relationships. No assurance can be given that suitable acquisitions or strategic relationships can be identified, financed and completed on acceptable terms, or that future acquisitions, if any, will be successful.

                  Expansion Risk. In the past, we have experienced periods of rapid expansion. This growth has increased our operating complexity as well as the level of responsibility for both existing and new management personnel. Our ability to manage our expansion effectively will require us to continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Our inability to effectively manage expansion could have a material adverse effect on our business.

                  Control by Executive Officers and Directors. Our executive officers and directors collectively beneficially own a significant percentage of the voting stock of CoActive and, in effect, have the power to influence strongly the outcome of all matters requiring stockholder approval, including the election or removal of directors and the approval of significant corporate transactions. Such voting could also delay or prevent a change in the control of CoActive in which the holders of CoActive Common Stock could receive a substantial premium. In addition, our Credit Agreement requires our executive officers to maintain, at a minimum, a 15% beneficial ownership of CoActive Common Stock during the term of the Credit Agreement.

Item 2.  Properties.
-------  ----------

                  The Company has the following leased facilities:

                                                                           Square          Fiscal
            Facility                                Location                Feet        2005 Rent (3)
-----------------------------------------   --------------------------    --------      -------------
Principal office of CoActive and
principal and sales office of
U.S. Concepts                               New York, New York              33,200        $ 765,000

Principal and sales office of Inmark        Great Neck, New York            16,700        $ 345,000

Principal and sales office of Optimum (1)   Cincinnati, Ohio                17,000        $ 160,000

Principal and sales office of
MarketVision (2)                            San Antonio, Texas               9,900        $ 211,000

Other sales offices of
Inmark, Optimum, U. S. Concepts             Chicago, Illinois                5,000
and MarketVision                            San Francisco, California          900
                                            Irvine, California               1,400
                                            Atlanta, Georgia                   100
                                                                          --------
                                            Total                            7,400        $ 138,000

Warehouses of Optimum                       New York, New York               1,000
and U.S. Concepts used                      Miami Beach, Florida             1,300
for storage of promotional items            Houston, Texas                     350
                                            Southfield, Michigan               350
                                            Cincinnati, Ohio                   250
                                            Fairfield, Ohio                    400
                                            Chicago, Illinois                5,500
                                                                          --------
                                            Total                            9,150        $ 106,000

     (1) The Company leases this facility from Thomas Lachenman, a director of the Company and the former owner of Optimum Group, Inc. This lease expires in December 2010.
     (2) Represents a new lease with rent which commenced on May 20, 2005, in replacement of a lease for 4,400 square feet with an annual base rent of $57,000 which terminated on May 31, 2005. MarketVision leases this facility from an entity owned and controlled by Yvonne Garcia, MarketVision's President and 51% owner. The amount in the table above represents the costs for this new office.
     (3)  Amounts listed are prior to any reimbursements from clients.

With the exception of the principal office leases for Great Neck, New York, Cincinnati, Ohio, San Antonio, Texas and New York, New York, which at March 31, 2005 have remaining terms of approximately three years, five years, five years and ten years, respectively, each of the Company's other facility leases are short term and renew annually. For a summary of the Company's minimal rental commitments under all non-cancelable operating leases as of March 31, 2005, see note 5 to the Notes to Consolidated Financial Statements.

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

                                        Common Stock
                                        ------------
                                    High             Low
                                    ----             ---
Fiscal Year 2004
----------------
First Quarter                       3.700            1.900
Second Quarter                      4.950            2.750
Third Quarter                       4.900            2.640
Fourth Quarter                      3.490            2.230

Fiscal Year 2005
----------------
First Quarter                       3.020            1.380
Second Quarter                      2.650            1.360
Third Quarter                       4.240            2.200
Fourth Quarter                      4.640            3.060

                  On June 15, 2005, there were 6,261,690 shares of CoActive Common Stock outstanding, approximately 57 shareholders of record and approximately 800 beneficial owners of shares held by a number of financial institutions.

                  No cash dividends have ever been declared or paid on CoActive Common Stock. The Company intends to retain earnings, if any, to finance future operations and expansion and does not expect to pay any cash dividends in the foreseeable future. In addition, the Company is prohibited from paying any cash dividends during the term of the Credit Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Equity Compensation Plan Information

                  The following table sets forth information with respect to equity compensation plans (including individual compensation arrangements) of the Company as of March 31, 2005.

                                    (a)                     (b)                       (c)
                                                                             Number of securities
                           Number of securities                              remaining available for
                           to be issued upon         Weighted average        future issuance under
                           exercise of outstanding   exercise price of       equity compensation plans
                           options, warrants         outstanding options,    (excluding securities
Plan category              and rights                warrants and rights     reflected in column (a))
-------------              -----------------------   --------------------    -------------------------
Equity compensation
plans approved by
security holders                1,992,238                  $2.42                       12,500

Equity compensation
plans not approved
by security holders                81,532                  $3.68                           --
                             -------------            -------------               -------------

       Total                    2,073,770                  $2.47                       12,500
                             =============            =============               =============

Item 6.  Selected Financial Data.
-------  -----------------------

                  The selected financial data reported below has been derived from the Company's audited financial statements for each fiscal year ended March 31 within the five year period ended March 31, 2005. The selected financial data reported below should be read in conjunction with the consolidated financial statements and related notes thereto and other financial information appearing elsewhere herein.

                                                Year Ended      Year Ended      Year Ended      Year Ended       Year Ended
                                                 March 31,       March 31,       March 31,       March 31,        March 31,
                                                    2001            2002            2003          2004(1)          2005(1)
                                                ------------    ------------    ------------    ------------    ------------
Statement of Operations Data:
Sales (2)                                       $ 58,609,347    $ 59,264,617    $ 59,956,204    $ 69,280,484    $ 84,300,217
Operating Expenses                                56,268,799      57,249,529      56,943,825      69,530,316      80,977,737
Operating Income (Loss)                            2,340,548       2,015,088       3,012,379        (249,832)      3,322,480
Income (Loss) before Provision
  (Benefit) for Income Taxes, Equity
  in Loss of Affiliate, Minority
  Interest in Net Income of
  Consolidated Subsidiary and                      1,465,412       1,637,082       2,974,258        (490,120)      3,095,997
  Cumulative Effect of Change in
  Accounting Principle
Provision (Benefit) for Income Taxes                 583,382         708,818       1,189,676         (33,008)      1,240,417
Equity in Loss of Affiliate                               --         (18,000)        (11,500)             --              --
Minority Interest in Net Income of
  Consolidated Subsidiary                                 --              --              --        (105,359)       (494,165)
Net Income (Loss) before Cumulative
  Effect of Change in Accounting
  Principle for Revenue Recognition                  882,030         910,264       1,773,082        (562,471)      1,361,415
Cumulative Effect of Change in
  Accounting Principle for Revenue
  Recognition, Net of Income Taxes(3)(4)            (502,800)             --              --      (2,182,814)             --
Net Income (Loss)                                    379,230         910,264       1,773,082      (2,745,285)      1,361,415
Net Income (Loss) per Common Share
  before Cumulative Effect of Change
  in Accounting Principle for
  Revenue Recognition:
         Basic                                  $        .18    $        .18    $        .35    $       (.11)   $        .23
         Diluted                                $        .16    $        .17    $        .32    $       (.11)   $        .21
Cumulative Effect of Change in Accounting
  Principle for Revenue Recognition, Net
  of Income Taxes:
         Basic                                  $       (.10)   $         --    $         --    $       (.41)   $         --
         Diluted                                $       (.09)   $         --    $         --    $       (.41)   $         --
Net Income (Loss):
         Basic                                  $        .08    $        .18    $        .35    $       (.52)   $        .23
         Diluted                                $        .07    $        .17    $        .32    $       (.52)   $        .21

Pro Forma Amounts Assuming the
  Change in Accounting Principle for
  Revenue Recognition is Applied
  Retroactively:
          Net Income (Loss)                          796,496       1,128,478         224,679              --              --
          Net Income (Loss) per Common Share:
            Basic                               $        .16    $        .22    $        .04              --              --
            Diluted                             $        .15    $        .21    $        .04              --              --


                                                 March 31,       March 31,       March 31,       March 31,        March 31,
                                                    2001            2002            2003          2004(1)          2005(1)
                                                ------------    ------------    ------------    ------------    ------------
Balance Sheet Data:
Working Capital (Deficiency)                      (3,877,534)     (2,749,170)       (718,147)     (4,767,993)       (926,248)
Total Assets                                      35,004,400      36,872,138      39,098,698      40,781,624      42,337,757
Current Debt                                       2,983,333       2,358,333       1,375,000       1,875,000       1,000,000
Long-Term Debt                                     3,801,667       3,333,333       4,500,000       3,534,500       3,584,500
Total Liabilities                                 21,886,012      22,831,586      23,277,864      25,603,794      25,002,335
Stockholders' Equity                              13,118,388      14,040,552      15,820,834      15,177,830      17,335,422

(1) Includes the operations and accounts of the Company and the operations and accounts of Digital Intelligence, which was acquired on October 29, 2003, for the twelve months and five months ended March 31, 2005 and 2004, respectively, and the operations and accounts of MarketVision, which is a variable interest entity, for the years ended March 31, 2005 and 2004, pursuant to Company's adoption of Financial Accounting Standards Board's ("FASB") Interpretation ("FIN") No. 46 (revised 2003), Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51, as the Company has determined that it is the primary beneficiary of MarketVision.

(2) Restated for the years ended March 31, 2001 and 2002 to reflect the adoption of EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF 01-14"). EITF 01-14 requires reimbursements received for "out-of-pocket" expenses to be characterized as revenues. The resulting costs are now recorded as reimbursable expenses resulting in no change in operating income. The impact of the Company's adoption of EITF 01-14 was to increase revenues and operating expenses by $9,841,290, $8,208,694, $11,669,664, $20,002,471 and
     $29,999,150 for the years ended March 31, 2001, 2002, 2003, 2004 and 2005, respectively.

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


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations.
         -------------

Forward Looking Statements.

                  This report contains forward-looking statements which the Company believes to be within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company's expectations include but are not limited to those described above in "Risk Factors." Other factors may be described from time to time in the Company's public filings with the Securities and Exchange Commission, news releases and other communications. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

                  Fiscal 2005 marked a return to profitability for CoActive, primarily as a result of increased demand for our Hispanic, event and interactive marketing services. Fiscal 2005 net income amounted to $1,361,000.

                  On March 24, 2005, we entered into an Amended and Restated Credit Agreement with Signature Bank ("Signature"), under which amounts available for borrowing under our revolving credit line were increased by $2,415,500 to $3 million, and the term loan portion of the credit facility was increased by $1,050,000 to $4 million. On March 25, 2005, Signature advanced us the increased portion of the term loan, a portion of which was used to repay the remaining $425,000 in principal outstanding under our 9% subordinated note we issued in connection with our acquisition of Optimum. At March 31, 2005, our bank borrowings were $4,584,500, a decrease of $400,000 compared to bank borrowings of $4,984,500 at March 31, 2004.

                  During Fiscal 2005, we moved our corporate offices into the New York City offices of our U.S. Concepts subsidiary and in conjunction with the move, to effect efficiencies and potential savings; we centralized the Company's finance, accounting and human resource departments in the New York City offices.

                  The following information should be read together with the consolidated financial statements and notes thereto included elsewhere herein.

Adoption of Accounting Standards

                  The Company adopted EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), in the fourth quarter of Fiscal 2004. EITF 00-21, which became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. Prior to the adoption of EITF 00-21, the Company recognized revenue on its broadcast media and special event contracts on the percentage-of-completion method over the life of the contract as identifiable phases of services, such as concept creation and development, media purchase, production, media airing and event execution occurred. Under that method, the Company generally recognized a portion of revenues attributable to those contracts upon signing by the Company's clients. Pursuant to EITF 00-21, with regard to contracts with multiple deliverables, the Company now recognizes income for each unit of accounting, as defined, identified within a contract. In contracts with multiple deliverables where separate units of accounting can not be defined, all of the contract's revenue is recognized as the media is aired and the events take place, without regard to the timing of the contracts' signing or when cash is received under these contracts. The adoption of EITF 00-21 (effective April 1, 2003) resulted in a non-cash charge in Fiscal 2004 reported as a cumulative effect of a change in accounting principle of $2,183,000. The pro forma amounts presented in the consolidated statements of operations were calculated assuming the change in accounting principal was made retroactively to all years presented. For Fiscal 2004, the adoption of EITF 00-21 resulted in an increase in sales of $2,479,000 and an increase in outside production costs and expenses of $1,639,000. After giving effect to the implementation of EITF 00-21 and before the cumulative effect of the change in method of accounting for revenue recognition, the Company had a net loss of $(562,000) or $(.11) per common share for Fiscal 2004.

                  In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51," with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. The provisions regarding implementation dates were revised by FIN 46 (revised) ("FIN 46R"). The consolidation requirements of FIN 46R apply to variable interest entities in the first year or interim period ending after March 15, 2004. Effective in the fourth quarter of Fiscal 2004, the Company adopted FIN 46R as it relates to the activities of its MarketVision affiliate. Accordingly, the operations and financial statements of MarketVision for the fiscal years ended March 31, 2005 and 2004 are included in the consolidated financial statements of the Company, whereas for prior fiscal years, under the equity method of accounting, the Company reported its investment in MarketVision as adjusted for its share of net income or loss in the Company's financial statements. The Fiscal 2003 financial statements were not restated as the effects were immaterial. The effect of the Company's adoption of FIN 46R did not impact the Company's Fiscal 2004 net loss.

Lease Accounting Correction
---------------------------

                  Until the fourth quarter of Fiscal 2005, the Company recognized certain lease obligations as they became due and payable. In light of recent announcements made by a number of public companies regarding lease accounting and SEC clarification on the subject, the Company corrected its lease accounting. As a result with regard to one of its office leases, the Company corrected its computation of rent expense, depreciation of leasehold improvements and the classification of landlord allowances related to leasehold improvements. The correction does not affect the Company's historical or future cash flows or the timing of payments under the related lease. The effect on the Company's prior years' earnings (loss) per share, cash flow from operations and stockholders' equity were deemed to be immaterial requiring no restatement.

                  The Company has historically received reimbursements from certain clients for expenses, including, but not limited to, rent. Such reimbursements are made based on current rental payments payable independent of any straight-lining accounting methodology. Accordingly, in order to match the effect of the straight line rent adjustment to projected future reimbursements from clients, the Company has recorded a deferred asset for the estimated portion allocable to these clients as of March 31, 2005. At March 31, 2005, the projected reimbursements from these clients for the effect of the straight line adjustment amounted to approximately $371,000 and are included in other assets. This asset will be amortized over the period of the clients' expected reimbursement. Should any of these clients elect not to renew their contracts with the Company prior to the payment of such amounts, the remaining asset or portion thereof, may result in a charge to earnings.

                  The correction was recorded by the Company in the fourth quarter of Fiscal 2005 and resulted in a non-cash pre-tax reduction in earnings of approximately $299,000. In addition, in connection with the correction, the Company recorded an increase in property and equipment - leasehold improvements, of $1,979,000, an increase in other assets of $371,000, an increase in deferred rent of $2,649,000 and a decrease in deferred taxes payable of $119,000.

Significant Customers

                  For the fiscal years ended March 31, 2005 and 2004, Diageo North America, Inc. accounted for approximately 27% and 13%, respectively, of the Company's revenues. For the fiscal years ended March 31, 2005, 2004 and 2003, Schieffelin & Somerset Co. and its successor entities ("S&S") accounted for approximately 13%, 30% and 35%, respectively, of its revenues. These revenues included revenues attributable to reimbursable costs and expenses for Diageo of 17% and 5%, respectively, for the years ended March 31, 2005 and 2004, and 9%, 21% and 19% for S&S, respectively, for the years ended March 31, 2005, 2004, and 2003. At March 31, 2005 and 2004, Diageo accounted for 9% and 12%, respectively, of the Company's accounts receivable. At March 31, 2005 and 2004, S&S accounted for 1% and 35%, respectively, of accounts receivable.

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

Revenue Recognition

                  The Company's revenues are generated from projects subject to contracts requiring the Company to provide its services within specified time periods generally ranging up to twelve months. As a result, on any given date, the Company has projects in process at various stages of completion. Depending on the nature of the contract, revenue is recognized as follows: (i) on time and material service contracts, revenue is recognized as services are rendered and the costs are incurred; (ii) on fixed price retainer contracts, revenue is recognized on a straight-line basis over the term of the contract; (iii) on fixed price multiple services contracts, revenue is recognized over the term of the contract for the fair value of segments of the services rendered which qualify as separate activities or delivered units of service, to the extent multi-service arrangements are deemed inseparable, revenue on these contracts is recognized as the contracts are completed; (iv) on certain fixed price contracts, revenue is recognized on a percentage of completion basis, whereby the percentage of completion is determined by relating the actual costs incurred to date to the estimated total costs for each contract; (v) on certain fixed price contracts, revenue is recognized on the basis of proportional performance as certain key milestones are delivered. Costs associated with the fulfillment of projects are accrued and recognized proportionately to the related revenue in order to ensure a matching of revenue and expenses in the proper period. The Company's business is such that progress towards completing projects may vary considerably from quarter to quarter.

                  If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time to satisfy its obligations under the contracts, then future profit margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. The Company's outside production costs consist primarily of costs to purchase media and program merchandise; costs of production, merchandise warehousing and distribution, third party contract fulfillment costs; and other costs directly related to marketing programs. Any such resulting reductions in margins or contract losses could be material to the Company's results of operations.

                  In many instances, revenue recognition will not result in related billings throughout the duration of a contract due to timing differences between the contracted billing schedule and the time such revenue is recognized. In such instances, when revenue is recognized in an amount in excess of the contracted billing amount, the Company records such excess on its balance sheet as unbilled contracts in progress. Alternatively, on a scheduled billing date, should the billing amount exceed the amount of revenue recognized, the Company records such excess on its balance sheet as deferred revenue. In addition, on contracts where costs are incurred prior to the time revenue is recognized on such contracts, the Company records such costs as deferred contract costs on its consolidated balance sheet.

Goodwill and Other Intangible Asset

                  The Company's goodwill consists of the cost in excess of the fair market value of the acquired net assets of its subsidiary companies, Inmark, Optimum, U.S. Concepts, MarketVision and Digital Intelligence, which have been identified as the Company's reporting units. The Company also has an intangible asset consisting of an Internet domain name and related intellectual property rights. At March 31, 2005 and 2004, the Company's balance sheet reflected goodwill in the amount of approximately $19,896,000 and an intangible asset in the amount of $200,000.

                  In accordance with Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Goodwill impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of earnings. The Company assesses the potential impairment of goodwill and intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded.

                  The Company has completed its annual impairment review for each reporting unit as of March 31, 2005 and no impairment in the recorded goodwill and intangible asset was identified. The Company has noted no subsequent indicators that would require testing of goodwill or the intangible asset for impairment. Goodwill and the intangible asset will be tested annually at the end of each fiscal year to determine whether they have been impaired. However, in the future, upon completion of each annual review, there can be no assurance that a material charge will not be recorded.

Results of Operations

                  The following table presents the reported operating results for the fiscal years ended March 31, 2005 and 2004, and pro forma financial data for the fiscal year ended March 31, 2003. The financial data for Fiscal 2003 has been retroactively adjusted for the EITF 00-21 accounting change effective April 1, 2003, and is exclusive of (i) the associated cumulative effect of the change in accounting principle and (ii) the operating results of MarketVision:

                                                                   Year Ended March 31,
                                                     -----------------------------------------------
                                                      As Reported      As Reported        Pro Forma
                                                     -------------    -------------    -------------
                                                          2005             2004             2003
                                                     -------------    -------------    -------------
Operations Data:
Sales                                                $  84,300,217    $  69,280,484    $  53,500,997
Reimbursable costs and expenses                         29,999,150       20,002,471       11,669,664
Outside production costs and expenses                   21,218,373       19,366,050       18,178,556
Salaries, payroll taxes and benefits                    20,593,053       19,989,835       15,500,981
General and administrative expenses                      9,167,161       10,171,960        7,720,088
Total operating expenses                                80,977,737       69,530,316       53,069,289
Operating income (loss)                                  3,322,480         (249,832)         431,708
Interest expense, net                                     (226,483)        (240,288)        (293,471)
Other income                                                    --               --          255,350
Income (loss) before provision (benefit) for
   income taxes, equity in loss of affiliate,
   minority interest in net income of consolidated
   subsidiary and cumulative effect of change in
   accounting principle                                  3,095,997         (490,120)         393,587
Provision (benefit) for income taxes                     1,240,417          (33,008)         157,408
Equity in loss of affiliate                                     --               --          (11,500)
Minority interest in net income of consolidated
   subsidiary                                             (494,165)        (105,359)              --
Net income (loss)                                        1,361,415         (562,471)         224,679

Per Share Data
Basic income (loss) per share applicable to
   common shareholders                               $         .23    $        (.11)   $         .04
Diluted income (loss) per share applicable to
   common shareholders                               $         .21    $        (.11)   $         .04

Weighted Average Shares Outstanding
Basic                                                    6,004,948        5,257,241        5,029,303
Diluted                                                  6,391,435        5,257,241        5,522,784

                  The following table presents as reported and pro forma operating data expressed as a percentage of sales for each of the fiscal years ended March 31, 2005, 2004 and 2003, respectively. The financial data for Fiscal 2003 has been retroactively adjusted for the EITF 00-21 accounting change effective April 1, 2003, and is exclusive (i) of the associated cumulative effect of the change in accounting principle and (ii) the operating results of MarketVision for the fiscal year ended March 31, 2003:

                                                                           Year Ended March 31,
                                                           -------------------------------------------------------
                                                            As Reported           As Reported           Pro Forma
                                                            -----------           -----------          -----------
                                                               2005                  2004                  2003
                                                            -----------           -----------          -----------
Statement of Operations Data:
Sales                                                             100.0%                100.0%               100.0%
Reimbursable costs and expenses                                    35.6%                 28.9%                21.8%
Outside production costs and expenses                              25.2%                 28.0%                34.0%
Salaries, payroll taxes and benefits                               24.4%                 28.9%                29.0%
General and administrative expenses                                10.9%                 14.7%                14.4%
Total operating expenses                                           96.1%                100.4%                99.2%
Operating income (loss)                                             3.9%                 (0.4)%                0.8%
Interest expense, net                                              (0.3)%                (0.3)%               (0.5)%
Other income                                                         --                    --                  0.5%
Income (loss) before provision (benefit) for
   income taxes, equity in loss of affiliate and
   minority interest in net income of consolidated
   subsidiary                                                       3.7%                 (0.7)%                0.7%
Provision (benefit) for income taxes                                1.5%                   --                  0.3%
Minority interest in net income of consolidated
   subsidiary                                                      (0.6)%                (0.2)%                 --
Net income (loss)                                                   1.6%                 (0.8)%                0.4%

                  The following table presents as reported and pro forma operating data expressed as a comparative percentage of change from the immediately preceding fiscal year for each of the fiscal years ended March 31, 2005, 2004 and 2003, respectively. The financial data for Fiscal 2003 has been retroactively adjusted for the EITF 00-21 accounting change effective April 1, 2003, exclusive of (i) the associated cumulative effect of the change in accounting principle and (ii) the operating results of MarketVision for the fiscal year ended March 31, 2003:

                                                                           Year Ended March 31,
                                                           -------------------------------------------------------
                                                            As Reported           As Reported           Pro Forma
                                                            -----------           -----------          -----------
                                                               2005                  2004                  2003
                                                            -----------           -----------          -----------
Statement of Operations Data:
Sales                                                              21.7%                 29.5%               (10.7)%
Reimbursable costs and expenses                                    50.0%                 71.4%                42.2%
Outside production costs and expenses                               9.6%                  6.5%               (24.4)%
Salaries, payroll taxes and benefits                                3.0%                 29.0%                (5.3)%
General and administrative expenses                                (9.9)%                31.8%               (13.0)%
Total operating expenses                                           16.5%                 31.0%                (7.7)%
Operating income (loss)                                             n/a                (157.9)%              (81.9)%
Interest expense, net                                              (5.7)%               (18.1)%              (37.2)%
Other income                                                         --                (100.0)%              187.0%
Income (loss) before provision (benefit) for
   income taxes, equity in loss of affiliate and
   minority interest in net income of consolidated
   subsidiary                                                       n/a                (224.5)%              (80.3)%
Provision (benefit) for income taxes                                n/a                (121.0)%              (81.6)%
Minority   interest in net income of consolidated
   subsidiary                                                     369.0%                100.0%                  --
Equity in (loss) of affiliate                                        --                (100.0)%              (36.1)%
Net income (loss)                                                   n/a                (350.3)%              (80.1)%

Fiscal Year 2005 Compared to Fiscal Year 2004

                  Sales. Sales for Fiscal 2005 were $84,300,000, compared to sales of $69,280,000 for Fiscal 2004, an increase of $15,020,000. The following table presents a comparative summary of the components of sales for Fiscal 2005 and 2004:

                                               Year Ended March 31,
                               -------------------------------------------------
        Sales                      2005           %          2004           %
        -----                  ------------   --------   ------------   --------
Core business                  $ 49,449,644       58.7   $ 46,883,538       67.7
MarketVision                      4,851,423        5.7      2,394,475        3.4
Reimbursable costs and
  expenses                       29,999,150       35.6     20,002,471       28.9
                               ------------   --------   ------------   --------
  Total sales                  $ 84,300,217      100.0   $ 69,280,484      100.0
                               ============   ========   ============   ========

                  The Company's net increase in its core business sales for Fiscal 2005 reflects (i) an increase in cross-sold services provided on behalf of MarketVision, and (ii) increased event and interactive marketing services revenues.

                  The increase in sales attributable to MarketVision was due to an increase in client demand for the Company's Hispanic marketing services.

                  In the delivery of certain services to our clients, the Company purchases a variety of items and services on their behalf for which it is reimbursed. The amount of reimbursable costs and expenses, which are included in revenues, will vary from period to period, based on the type and scope of the promotional service being provided.

                  Operating Expenses. Operating expenses for Fiscal 2005 increased by $11,448,000 and amounted to $80,978,000, compared to $69,530,000 for Fiscal 2004. The increase in operating expenses resulted from the aggregate of the following:

                  Reimbursable Costs and Expenses. In the delivery of certain services to our clients, the Company purchases a variety of items and services on their behalf for which it is reimbursed. The amount of reimbursable costs and expenses will vary from period to period, based on the type and scope of the promotional service being provided. Reimbursable costs and expenses for Fiscal 2005 and Fiscal 2004 were $29,999,000 and $20,002,000, respectively. The increase in reimbursable costs and expenses of approximately $9,998,000 in Fiscal 2005 was primarily due to increases from MarketVision customers as well as one U. S. Concepts customer. This was partially offset by lower reimbursable costs and expenses from S&S in Fiscal 2005.

                  Outside Production Costs and Expenses. Outside production costs and expenses consist of the cost of purchased materials, media, services and other expenditures incurred in connection with and directly related to sales. Outside production costs for Fiscal 2005 were $21,218,000 compared to $19,366,000 for Fiscal 2004, an increase of $1,852,000. The weighted mix of outside production costs and the mark-up related to these components may vary significantly from project to project based on the type and scope of the service being provided. Accordingly, for the fiscal years ended March 31, 2005 and 2004, outside production costs as a percentage of sales are reflective of the aggregate mix of client projects during such periods. Outside production costs as a percentage of sales (exclusive of reimbursements of costs and expenses) amounted to 39.1% and 39.3%, respectively.

                  Salaries, Payroll Taxes and Benefits. Salaries, payroll taxes and benefits, exclusive of program reimbursable costs, consist of the salaries, payroll taxes and benefit costs related to all direct labor, indirect labor and overhead personnel. For Fiscal 2005, salaries, payroll taxes and benefits were $20,593,000, compared to $19,990,000 for Fiscal 2004. The increase in these costs of $603,000 was primarily attributable to added personnel in support of MarketVision's increased level of operations.

                  General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees and other overhead expenses which for Fiscal 2005 were $9,167,000, compared to $10,172,000 for Fiscal 2004, a decrease of $1,005,000. The decrease in these expenses was primarily the result of the Company's continuing effort to more effectively manage and control costs, offset by the inclusion of increased expenses of $255,000 at MarketVision. The increased costs at MarketVision were primarily related to travel and entertainment, rent and other general and administrative expenses incurred in connection with MarketVision's growth in Fiscal 2005. General and administrative expense for Fiscal 2005 includes a net credit of $66,000 for bad debt expense. This was primarily the result of reversals of bad debt allowances that were previously established for certain doubtful accounts which were collected during the first quarter.

                  In the fourth quarter of Fiscal 2005, the Company corrected its lease accounting practices to account for rent expense on a straight line basis, the depreciation of leasehold improvements and the classification of landlord allowances related to leasehold improvements. As a result of the correction of this error and included in general and administrative expenses, the Company recorded a non-cash charge of $299,000 in the fourth quarter representing the cumulative rent adjustment applicable to a correction of its accounting for the rent expense of its New York City offices in prior periods. Previously, the Company recognized lease payment obligations as rent expense in amounts to be paid as such obligations became due and payable, in lieu of amortizing such obligations on a straight-line basis over the term of the lease.

                  Operating Income (Loss). As a result of the changes in sales and operating expenses, the Company's operating income for Fiscal 2005 increased to $3,322,000, from an operating loss of $250,000 for the year ended March 31, 2004. The operating income for the year ended March 31, 2005 included $1,385,000 of operating income attributable to MarketVision.

                  Interest Expense, Net. Net interest expense, consisting of interest expense of $276,000 offset by interest income of $50,000, for Fiscal 2005, amounted to $226,000, a decrease of $14,000, compared to net interest expense of $240,000, consisting of interest expense of $314,000 offset by interest income of $74,000, for Fiscal 2004. The decrease in interest expense for Fiscal 2005 was primarily related to the decrease in the Company's outstanding bank borrowings, offset by an increase in interest rates.

                  Income (Loss) Before Provision (Benefit) for Income Taxes, Equity in Loss of Affiliate, Minority Interest in Net Income of Consolidated Subsidiary and Cumulative Effect of Change in Accounting Principle for Revenue Recognition. The Company's income (loss) before provision (benefit) for income taxes, equity in loss of affiliate, minority interest in net income of consolidated subsidiary and cumulative effect of change in accounting principle for revenue recognition for Fiscal 2005 was $3,096,000, compared to a loss of $490,000 for Fiscal 2004.

                  Provision (Benefit) For Income Taxes. The provision (benefit) for federal, state and local income taxes for Fiscal 2005 and Fiscal 2004 were based upon the Company's estimated effective tax rate for the respective fiscal years.

                  Minority Interest in Net Income of Consolidated Subsidiary. For Fiscal 2005, the Company reflected a non-cash charge of $494,000, representing a third party's 51% ownership interest in the net income of MarketVision, compared to a non-cash charge of $105,000 for such third party's interest in the net income of MarketVision for Fiscal 2004.

                  Cumulative Effect of Change in Accounting Principle for Revenue Recognition. For Fiscal 2004, the Company incurred a non-cash charge of $2,183,000 representing the cumulative effect of a change in accounting principle related to its adoption of EITF 00-21 on a cumulative basis as of April 1, 2003.

                  Net Income (Loss). As a result of the items discussed above, net income (loss) for Fiscal 2005 and Fiscal 2004 was $1,361,000 and $(2,745,000), respectively.

Fiscal Year 2004 Compared to Fiscal Year 2003

                  Sales.   Sales for Fiscal 2004 were $69,280,000, compared to
sales of $59,956,000 for Fiscal 2003, an increase of $9,324,000. The following table presents a comparative summary of the components of sales for Fiscal 2004 and 2003:

                                               Year Ended March 31,
                              -------------------------------------------------
        Sales                     2004           %          2003           %
        -----                 ------------   --------   ------------   --------
Core business                 $ 46,883,538       67.7   $ 48,286,540       80.5
MarketVision                     2,394,475        3.4             --         --
Reimbursable costs and
  expenses                      20,002,471       28.9     11,669,664       19.5
                              ------------   --------   ------------   --------
  Total sales                 $ 69,280,484      100.0   $ 59,956,204      100.0
                              ============   ========   ============   ========

                  The Company experienced a net decrease of $1,403,000 in core business sales during the year ended March 31, 2004, primarily attributable to a short fall in the contracting of new sales, a part of which was due to a delay caused by the extended period of a grocer's strike in Southern California. The decrease was partially offset by (i) $2,479,000 of net sales included in Fiscal 2004 as a result of the adoption of EITF 00-21 and (ii) $1,059,000 of sales of Digital Intelligence acquired on October 29, 2003.

                  The Company included sales of MarketVision for Fiscal 2004 as a result of the consolidation of the operations of MarketVision pursuant to the Company's adoption of FIN 46R.

                  In the delivery of certain services to our clients, the Company purchases a variety of items and services on their behalf for which it is reimbursed. The amount of reimbursable costs and expenses, which are included in revenues, will vary from period to period, based on the type and scope of the promotional service being provided.

                  Operating Expenses. Operating expenses for Fiscal 2004 increased by $12,586,000 and amounted to $69,530,000, compared to $56,944,000 for Fiscal 2003. The increase in operating expenses resulted from the aggregate of the following:

                  Reimbursable Costs and Expenses. In the delivery of certain services to our clients, the Company purchases a variety of items and services on their behalf for which it is reimbursed. The amount of reimbursable costs and expenses will vary from period to period, based on the type and scope of the promotional service being provided. Reimbursable costs and expenses for the Fiscal 2004 and Fiscal 2003 were $20,002,000 and $11,670,000, respectively.

                  Outside Production Costs and Expenses. Outside production costs and expenses consist of the cost of purchased materials, media, services and other expenditures incurred in connection with and directly related to sales. Outside production costs for Fiscal 2004 were $19,366,000 compared to $22,053,000 for Fiscal 2003, a decrease of $2,687,000. The weighted mix of outside production costs and the mark-up related to these components may vary significantly from project to project based on the type and scope of the service being provided. Accordingly, for the Fiscal 2004 and Fiscal 2003, outside production costs as a percentage of sales are reflective of the aggregate mix of client projects during such periods.

                  Salaries, Payroll Taxes and Benefits. Salaries, payroll taxes and benefits consist of the salaries, payroll taxes and benefit costs related to all direct labor, indirect labor and overhead personnel. For Fiscal 2004, salaries, payroll taxes and benefits were $19,990,000, compared to $15,501,000 for Fiscal 2003. The increase in these costs of $4,489,000 was primarily the result of the inclusion of $1,130,000 attributable to the personnel of MarketVision and added personnel at other subsidiaries of the Company.

                  General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees and other overhead expenses which for Fiscal 2004 were $10,172,000, compared to $7,720,000 for Fiscal 2003, an increase of $2,452,000. The increase in these expenses was primarily the result of the inclusion of $940,000 of such expenses applicable to MarketVision and increases of expenses incurred for (i) marketing, advertising and related travel and entertainment expenses in the amount of $538,000, (ii) professional fees, inclusive of personnel recruitment fees in the amount of $197,000, (iii) other general and administrative expenses in the amount of $562,000 and (iv) the provision for bad debts for potentially non-collectible accounts receivable in the amount of $215,000.

                  Operating Income (Loss). As a result of the changes in sales and operating expenses, the Company's operating loss for Fiscal 2004 was $250,000, compared to operating income of $3,012,000 for the year ended March 31, 2003. The operating income for the year ended March 31, 2004 included $275,000 of operating income attributable to MarketVision.

                  Interest Expense. Interest expense for Fiscal 2004, inclusive of $40,000 of interest expense applicable to MarketVision, decreased by $53,000 to $240,000, compared with interest expense in the amount of $293,000 for Fiscal 2003. The decrease in interest expense was primarily related to a reduction in the Company's overall debt together with lower interest rates on the Company's bank borrowings.

                  Other Income. Other income in Fiscal 2003 primarily resulted from the Company's sale of certain of its Internet domain names, of limited value to the Company, for $250,000.

                  Income (Loss) Before Provision (Benefit) for Income Taxes, Equity in Loss of Affiliate, Minority Interest in Net Income of Consolidated Subsidiary and Cumulative Effect of Change in Accounting Principle for Revenue Recognition. The Company's income (loss) before provision (benefit) for income taxes, equity in loss of affiliate, minority interest in net income of consolidated subsidiary and cumulative effect of change in accounting principle for revenue recognition for Fiscal 2004 was $(490,000), compared to income of $2,974,000 for Fiscal 2003.

                  Provision (Benefit) for Income Taxes. The (benefit) for federal, state and local income taxes for Fiscal 2004 in the amount of $(33,000) was net of a provision for income taxes for MarketVision in the amount of $35,000 compared with a provision for federal, state and local income taxes in the amount of $1,190,000 for Fiscal 2003. Both the (benefit) and provision for income taxes for Fiscal 2004 and 2003 were based upon the Company's estimated effective tax rate for each respective fiscal year.

                  Equity in Loss of Affiliate. For Fiscal 2004, the Company includes the operations of its affiliate in its consolidated financial statements, whereas for Fiscal 2003 the Company recorded a loss of $12,000 as its share of losses from its 49% equity investment in MarketVision.

                  Minority Interest in the Net Income of Consolidated Subsidiary. For Fiscal 2004, the Company reflected a non-cash charge of $105,000 representing a third party's 51% ownership interest in the net income of MarketVision.

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

Liquidity and Capital Resources

         On March 24, 2005, the Company entered into an Amended and Restated Credit Agreement with Signature Bank, under which amounts available for borrowing under its revolving credit line were increased by $2,415,500 to $3 million, and the term loan portion of the credit facility was increased by $1,050,000 to $4 million. On March 25, 2005, Signature advanced the Company the increased portion of the term loan, a portion of which was used to repay the remaining $425,000 in principal outstanding under its 9% subordinated note issued in connection with its acquisition of Optimum. Borrowings under the Credit Agreement are evidenced by promissory notes and are secured by all of the

Company's assets. The Company pays Signature a quarterly fee equal to .25% per annum on the unused portion of the revolving credit line. Pursuant to the Amended and Restated Credit Agreement:

     o Principal payments on the term loan are to be made in 48 equal monthly installments of $83,333 commencing April 1, 2005. Prior to the amendment, principal payments to Signature on the term loan portion of the facility were $162,500 per month.
     o The maturity date of loans made under the revolving credit line has been extended from July 22, 2006 to March 24, 2008.
     o Interest on the revolving loans has been reduced to Signature's prime rate from its prime rate plus .50%, and interest on the term loan has been reduced to Signature's prime rate plus .50% from its prime rate plus 1.0%.
     o Amounts that may be borrowed under the revolving line of credit are not subject to a borrowing base. Prior to the amendment, borrowings under the revolving line of credit were limited to a borrowing base consisting of 80% of "eligible" accounts receivables.
     o The Company paid a $10,000 fee to Signature plus its legal costs and expenses.

                  The Credit Agreement provides for a number of affirmative and negative covenants, restrictions, limitations and other conditions including, among others, (i) limitations regarding the payment of cash dividends, (ii) restriction on the use of proceeds, (iii) prohibition on incurring a consolidated net loss, as defined in the Credit Agreement, in two consecutive fiscal quarters or any fiscal year, (iv) compliance with a defined senior debt leverage ratio and debt service ratio covenants, (v) maximum annual capital expenditures, (vi) limitation on annual capital expenditures, and (vii) maintenance of 15% of beneficially owned shares of the Company held by the Company's management. At March 31, 2005, the Company was in compliance with its covenants in the Credit Agreement.

                  The following analysis of the Company's statements of cash flows is inclusive of the cash flows of MarketVision. Summarized financial information of MarketVision for Fiscal 2005 and Fiscal 2004 is as follows:

                                             March 31,      March 31,
                                               2005           2004
                                           ------------   ------------
          Cash                             $    223,000   $    107,000
          Current assets                      5,698,000      1,325,000
          Current liabilities                 4,563,000      1,137,000
          Working capital                     1,135,000        188,000
          Net cash provided by operating
            activities                          176,000        105,000
          Net income                            969,000        199,000

                  At March 31, 2005, the Company had cash and cash equivalents of $2,394,000, a working capital deficit of $926,000, which includes approximately $7,483,000 of deferred revenue, outstanding bank loans of $4,584,500 and an outstanding bank letter of credit of $500,000, $2,415,500 available for borrowing under the revolving credit line, no subordinated debt outstanding, and stockholders' equity of $17,335,000. In comparison, at March 31, 2004, the Company had cash and cash equivalents of $3,164,000, a working capital deficit of $4,768,000, which includes approximately $13,097,000 of deferred revenue, outstanding bank loans of $4,985,000, an outstanding bank letter of credit of $500,000, no additional availability under the Company's revolving credit line, indebtedness of $425,000 under a subordinated note and stockholders' equity of $15,178,000.

                  Operating Activities. Net cash used in operating activities was $401,000 for Fiscal 2005. The net cash used in operating activities was primarily attributable to the Company's net income of $1,361,000 for Fiscal 2005
(i) increased by $1,961,000, primarily for the aggregate of non-cash charges for depreciation and amortization, deferred income taxes, minority interest of consolidated subsidiary, and a non-cash reduction of the provision for bad debt expense and (ii) reduced by the net effect of changes in accounts receivable, accounts payable, deferred revenue, unbilled contracts in progress, and other operating assets and liabilities.

                  Investing Activities. For Fiscal 2005, net cash used in investing activities amounted to $269,000 as a result the purchase of fixed assets. The Company does not expect to make material investments in fixed assets in Fiscal 2006.

                  Financing Activities. For Fiscal 2005, net cash used in financing activities amounted to $99,000 resulting from a net use of $825,000 to reduce bank borrowings and payoff the remaining balance of subordinated debt, $50,000 to pay costs associated with the amendments to the restated credit agreement, $8,000 to pay costs incurred in connection with the Company's sale of stock in Fiscal 2004, offset by proceeds of $784,000 from the exercise of stock options and warrants.

                  For Fiscal 2005, the Company funded its activities from cash provided by operating activities, loan borrowings under the Credit Agreement and cash provided from the exercise of stock options and warrants. Management believes that cash generated from operations together with the amount currently available for borrowing under the revolving credit line will be sufficient to meet the Company's cash requirements for Fiscal 2006, although there can be no assurance in this regard. To the extent that the Company is required to seek additional external financing, there can be no assurance that the Company will be able to obtain such additional funding to satisfy its cash requirements for Fiscal 2006 or as subsequently required to repay loans under the Credit Agreement.

Off-Balance Sheet Transactions

                  The Company is not a party to any "off-balance sheet transactions" as defined in Item 301 of Regulation S-K.

Contractual Obligations

                  The table below sets forth as of March 31, 2005, future minimum payments required to be made by the Company in respect of its debt obligations, operating leases, and employment agreements.

                                                     Payments Due Fiscal Year Ending March 31,
                   ------------------------------------------------------------------------------------------------------
                      Total           2006           2007           2008           2009           2010        Thereafter
                   ------------   ------------   ------------   ------------   ------------   ------------   ------------
Contractual
Obligations
-----------
Bank Term Loan     $  4,000,000   $  1,000,000   $  1,000,000   $  1,000,000   $  1,000,000   $         --   $         --
Bank Revolving
  Credit Loan           585,000             --             --        585,000             --             --             --
Operating Leases     14,443,000      1,888,000      1,784,000      1,808,000      1,525,000      1,330,000      6,108,000
Employment
  Agreements          2,630,000      2,518,000        112,000             --             --             --             --
                   ------------   ------------   ------------   ------------   ------------   ------------   ------------
Total              $ 21,658,000   $  5,406,000   $  2,896,000   $  3,393,000   $  2,525,000   $  1,330,000   $  6,108,000
                   ============   ============   ============   ============   ============   ============   ============

Note: In connection with U.S. Concepts' lease of New York office facilities, the Company has provided the landlord of such facilities with a security deposit in the form of a letter of credit in the amount of $500,000. The letter of credit, which was issued by Signature under the Credit Agreement, expires October 30, 2006, at which time the Company will be required to provide a replacement letter of credit or provide the landlord with a $500,000 cash deposit.

Impact of Recently Issued Accounting Standards

                  In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). This statement replaces APB Opinion No. 20 and FASB No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, the statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, the statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the statement is issued. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

                  In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share-based payment award transactions measured at fair value. This statement is effective for fiscal years beginning after June 15, 2005. The Company anticipates that the adoption of SFAS No. 123R will impact the reported financial results of the Company in a manner similar to the effects shown in the pro forma disclosure included in Note 1 of the accompanying audited financial statements under the caption "Accounting for Stock Based Compensation."

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

                  In connection with the acquisition, the Company extended a working capital credit line to MarketVision in the amount of $200,000. At March 31, 2005 and 2004, there were no borrowings by MarketVision outstanding under this line of credit. In addition, from time to time the Company provides promotional and related services for customers of MarketVision on MarketVision's behalf. In these situations, the customers' contract is with MarketVision, and the Company records amounts owed to it for these services and related expenses on its balance sheet as due from affiliate. All intercompany transactions with MarketVision are eliminated upon consolidation. Furthermore, pursuant to an Administration and Marketing Services Agreement (the "Services Agreement") between the Company and MarketVision, the Company provides MarketVision with specific administrative, accounting, collection, financial, marketing and project support services for a monthly fee currently in the amount of $55,000. In accordance with the Services Agreement, the Company dedicates and allocates certain of its resources and the specific time of certain of its personnel to MarketVision.

MarketVision Lease

                  On May 20, 2005, MarketVision entered into a five year lease agreement with Yvonne Garcia, the President and 51% owner of MarketVision. The lease provides for an annual base rental of $166,000 and additional rent of $45,000 for maintenance fees, taxes and insurance. The additional rent is adjusted annually for increases in the landlord's cost of maintenance fees, taxes and insurance. The lease expires in May 2010.

Officer Loan

                  The Company has made loans to Paul A. Amershadian, a director of the Company and its Executive Vice President-Marketing and Sales, aggregating $550,000, which are evidenced by an Amended and Restated Promissory Note dated May 24, 2001. The Amended and Restated Promissory Note is secured by (i) a first lien and security interest in 282,127 shares of the Company's common stock owned by Mr. Amershadian, (ii) a second mortgage on Mr. Amershadian's home and (iii) collateral assignments of $550,000 of life insurance policies. The Amended and Restated Promissory Note provides for payment of interest at a floating rate equal to the highest rate at which the Company pays interest on its bank borrowings, monthly payment of one-half of the interest that accrued over the preceding month, payment of accrued interest and principal from one-half of the after-tax amount, if any, of bonuses paid to Mr. Amershadian by the Company, and payment of the remaining balance of principal and accrued interest on May 24, 2006. To date, Mr. Amershadian has not made any of the required monthly interest payments under the Amended and Restated Promissory Note. At March 31, 2005, the Amended and Restated Promissory Note is recorded in the Company's accounts as a note receivable from officer in the amount of $789,000, which includes accrued interest at March 31, 2005 in the amount of $239,000, of which $60,000 was past due and owing at such date.

Optimum Lease

                  In connection with the Company's acquisition of Optimum, the Company entered into a lease agreement with Thomas Lachenman, a director of the Company and former owner of Optimum, for the lease of the Cincinnati principal office of Optimum. The lease provides for an annual rental, which approximated $160,000 in Fiscal Year 2005, to be adjusted annually based upon changes in the local consumer price index. The lease expires in December 2010.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

                  The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds with portfolios of investment grade corporate and U.S. government securities and, secondarily, from its long-term debt arrangements. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. See note 6 to "Notes to Consolidated Financial Statements-Debt."

Item 8.  Consolidated Financial Statements

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
Consolidated Financial Statements of CoActive Marketing Group, Inc.

     Report of Independent Registered Public Accounting Firm.................26
     Consolidated Balance Sheets as of March 31, 2005 and 2004...............27
     Consolidated Statements of Operations for the years ended
         March 31, 2005, 2004 and 2003.......................................28
     Consolidated Statements of Stockholders' Equity for the years ended
         March 31, 2005, 2004 and 2003.......................................29
     Consolidated Statements of Cash Flows for the years ended
         March 31, 2005, 2004 and 2003 ......................................30
     Notes to Consolidated Financial Statements..............................31

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
CoActive Marketing Group, Inc.


We have audited the accompanying consolidated balance sheets of CoActive Marketing Group, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoActive Marketing Group, Inc. and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States.

In fiscal 2004, the Company changed its revenue recognition policy as required by Emerging Issues Task Force Statement 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." In fiscal 2004, the Company changed the manner in which it reports an investment in an affiliate as required by FASB Interpretation No. 46 (Revised).


                                             BDO SEIDMAN, LLP

Melville, New York
June 27, 2005

                         COACTIVE MARKETING GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2005 AND 2004

                                                                            2005           2004
                                                                        ------------   ------------
                                Assets
Current assets:
    Cash and cash equivalents                                           $  2,394,248   $  3,164,158
    Accounts receivable, net of allowance for doubtful accounts of
      $68,944 in 2005 and $295,981 in 2004                                 9,321,653     10,504,973
    Unbilled contracts in progress                                         3,739,233      2,083,507
    Deferred contract costs                                                  656,577        339,100
    Prepaid expenses and other current assets                                533,421        608,175
    Other receivables                                                         60,625             --
    Prepaid taxes                                                             25,777        449,582
                                                                        ------------   ------------
      Total current assets                                                16,731,534     17,149,495

Property and equipment, net                                                4,252,327      2,598,929

Note and interest receivable from officer                                    789,459        762,276
Goodwill                                                                  19,895,694     19,895,694
Intangible asset                                                             200,000        200,000
Deferred financing costs, net of amortization of $518,890 in 2005 and
    $478,098 in 2004                                                          82,142         72,905
Other assets                                                                 386,601         17,398
Deferred tax asset                                                                --         84,927
                                                                        ------------   ------------
   Total assets                                                         $ 42,337,757   $ 40,781,624
                                                                        ============   ============

                 Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                    $  5,013,409   $  2,360,921
    Deferred revenue                                                       7,482,926     13,096,877
    Accrued job costs                                                      2,174,885      2,860,550
    Accrued compensation                                                     425,855        451,274
    Other accrued liabilities                                              1,192,141      1,124,923
    Accrued taxes payable                                                    144,396             --
    Deferred taxes payable                                                   224,170        147,943
    Notes payable bank - current                                           1,000,000      1,450,000
    Subordinated notes payable - current                                          --        425,000
                                                                        ------------   ------------
      Total current liabilities                                           17,657,782     21,917,488

Notes payable bank - long term                                             3,584,500      3,534,500
Deferred rent                                                              2,649,091             --
Minority interest of consolidated subsidiary                                 645,971        151,806
Deferred taxes payable                                                       464,991             --
                                                                        ------------   ------------
   Total liabilities                                                      25,002,335     25,603,794
                                                                        ------------   ------------

Commitments and contingencies

Stockholders' equity:
    Class A convertible preferred stock, par value $.001; authorized
      650,000 shares; none issued and outstanding                                 --             --
    Class B convertible preferred stock, par value $.001; authorized
      700,000 shares; none issued and outstanding                                 --             --
    Preferred stock, undesignated; authorized 3,650,000 shares; none
      issued and outstanding                                                      --             --
    Common stock, par value $.001; authorized 25,000,000 shares;
      issued and outstanding 6,261,690 shares at March 31, 2005 and
      5,941,856 shares at March 31, 2004                                       6,261          5,941
    Additional paid-in capital                                             9,649,023      8,853,166
    Retained earnings                                                      7,680,138      6,318,723
                                                                        ------------   ------------
      Total stockholders' equity                                          17,335,422     15,177,830
                                                                        ------------   ------------
   Total liabilities and stockholders' equity                           $ 42,337,757   $ 40,781,624
                                                                        ============   ============

See accompanying notes to consolidated financial statements

                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003

                                                                      2005            2004            2003
                                                                  ------------    ------------    ------------
Sales                                                             $ 84,300,217    $ 69,280,484    $ 59,956,204

Operating expenses:
     Reimbursable costs and expenses                                29,999,150      20,002,471      11,669,664
     Outside production costs and expenses                          21,218,373      19,366,050      22,053,092
     Salaries, payroll taxes and benefits                           20,593,053      19,989,835      15,500,981
     General and administrative expenses                             9,167,161      10,171,960       7,720,088
                                                                  ------------    ------------    ------------
Total operating expenses                                            80,977,737      69,530,316      56,943,825
                                                                  ------------    ------------    ------------

Operating income (loss)                                              3,322,480        (249,832)      3,012,379
Interest expense, net                                                 (226,483)       (240,288)       (293,471)
Other income                                                                --              --         255,350
                                                                  ------------    ------------    ------------
Income (loss) before provision (benefit) for income taxes,
     equity in loss of affiliate, minority interest in net
     income of consolidated subsidiary and cumulative effect
     of change in accounting principle for revenue recognition       3,095,997        (490,120)      2,974,258
Provision (benefit) for income taxes                                 1,240,417         (33,008)      1,189,676
Equity in loss of affiliate                                                 --              --         (11,500)
                                                                  ------------    ------------    ------------
Net income (loss) before minority interest in net
     income of consolidated subsidiary and cumulative
     effect of change in accounting principle for
     revenue recognition                                             1,855,580        (457,112)      1,773,082
Minority interest in net income of consolidated
     subsidiary                                                       (494,165)       (105,359)             --
                                                                  ------------    ------------    ------------
Net income (loss) before cumulative effect of change in
     accounting principle for revenue recognition                    1,361,415        (562,471)      1,773,082
Cumulative effect of change in accounting principle for
     revenue recognition, net of income taxes                               --      (2,182,814)             --
                                                                  ------------    ------------    ------------
Net income (loss)                                                 $  1,361,415    $ (2,745,285)   $  1,773,082
                                                                  ============    ============    ============

Net income (loss) per common share before cumulative effect
     of change in accounting principle for revenue recognition:
         Basic                                                    $        .23    $       (.11)   $        .35
                                                                  ============    ============    ============
         Diluted                                                  $        .21    $       (.11)   $        .32
                                                                  ============    ============    ============
Cumulative effect of change in accounting principle for
     revenue recognition, net of income taxes                     $         --    $       (.41)   $         --
                                                                  ------------    ------------    ------------
Net  income (loss) per common share after cumulative effect of change in accounting principle for revenue recognition:
         Basic                                                    $        .23    $       (.52)   $        .35
                                                                  ============    ============    ============
         Diluted                                                  $        .21    $       (.52)   $        .32
                                                                  ============    ============    ============

Weighted average number of shares outstanding:
         Basic                                                       6,004,948       5,257,241       5,029,303
         Dilutive effect of options and warrants                       386,487              --         493,481
                                                                  ------------    ------------    ------------
         Diluted                                                     6,391,435       5,257,241       5,522,784
                                                                  ============    ============    ============

Pro forma amounts assuming the change in accounting
   principle for revenue recognition is applied retroactively:
      Net income (loss)                                                                           $    224,679
      Net income (loss) per share:
        Basic                                                                                     $        .04
        Diluted                                                                                   $        .04

See accompanying notes to consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003

                                                Common Stock
                                               par value $.001          Additional                         Total
                                         ---------------------------     Paid-in         Retained      Stockholders'
                                            Shares         Amount        Capital         Earnings         Equity
                                         ------------   ------------   ------------    ------------    ------------
Balance, March 31, 2002                     5,028,481   $      5,028   $  6,744,598    $  7,290,926    $ 14,040,552

Exercise of options                             6,250              6          7,194              --           7,200

Net income                                         --             --             --       1,773,082       1,773,082
                                         ------------   ------------   ------------    ------------    ------------

Balance, March 31, 2003                     5,034,731          5,034      6,751,792       9,064,008      15,820,834

Stock issued in payment of earnout            100,000            100        217,900              --         218,000

Exercise of options                             2,625              2          6,560              --           6,562

Exercise of warrants and related tax
   benefit                                    152,500            153        247,566              --         247,719

Sale of stock                                 652,000            652      1,629,348              --       1,630,000

Net loss                                           --             --             --      (2,745,285)     (2,745,285)
                                         ------------   ------------   ------------    ------------    ------------

Balance, March 31, 2004                     5,941,856          5,941      8,853,166       6,318,723      15,177,830

Costs incurred in connection with sale
   of stock                                        --             --         (8,400)             --          (8,400)

Exercise of options and warrants              319,834            320        783,806              --         784,126

Tax benefit of exercised options                   --             --         20,451              --          20,451

Net income                                         --             --             --       1,361,415       1,361,415
                                         ------------   ------------   ------------    ------------    ------------

Balance, March 31, 2005                     6,261,690   $      6,261   $  9,649,023    $  7,680,138    $ 17,335,422
                                         ============   ============   ============    ============    ============

See accompanying notes to consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2005, 2004 AND 2003

                                                                        2005            2004            2003
                                                                    ------------    ------------    ------------
Cash flows from operating activities:
Net income (loss)                                                   $  1,361,415    $ (2,745,285)   $  1,773,082
Adjustments to reconcile net income (loss) to net cash (used in)
  provided by operating activities:
   Depreciation and amortization                                         975,795         806,251         642,195
   Deferred rent amortization                                            (41,645)             --              --
   (Credit) provision for bad debt expense                               (66,044)        215,569           5,412
   Interest income on note receivable from officer                       (27,183)        (29,276)       (120,000)
   Deferred income taxes                                                 626,145          46,302         788,232
   Equity in loss of affiliate                                                --              --          11,500
   Minority interest of consolidated subsidiary                          494,165         101,724              --
   Cumulative effect of change in accounting principle for
     revenue recognition                                                      --       2,182,814              --
   Other                                                                      --           3,635              --
   Changes in operating assets and liabilities, net of effects of acquisitions:
     Decrease (increase) in accounts receivable                        1,249,364        (764,925)      1,011,053
     (Increase) in unbilled contracts in progress                     (1,655,726)       (290,425)     (1,967,154)
     (Increase) decrease in deferred contract costs                     (317,477)      1,749,943              --
     Decrease in prepaid expenses and other assets                        77,002         302,265         146,180
     (Increase) in other receivables                                     (60,625)             --              --
     Decrease (increase) in prepaid taxes                                423,805        (449,582)        141,831
     Increase (decrease) in accounts payable                           2,652,488      (4,089,716)       (831,252)
     (Decrease) increase in deferred revenue                          (5,613,951)      4,108,049        (865,470)
     (Decrease) increase in accrued job costs                           (685,665)      1,286,287         195,098
     (Decrease) increase in accrued compensation                         (25,419)        385,807          10,544
     Increase (decrease) in other accrued liabilities                     67,218        (217,656)        241,743
     Increase in accrued taxes payable                                   164,847          23,596         130,299
                                                                    ------------    ------------    ------------

Net cash (used in) provided by operating activities                     (401,491)      2,625,377       1,313,293
                                                                    ------------    ------------    ------------

Cash flows from investing activities:
   Purchases of fixed assets                                            (269,116)     (1,372,351)       (607,260)
   Acquisitions, net of cash acquired                                         --        (700,000)       (700,000)
   Increase in cash for consolidation of variable interest entity             --          35,691              --
   Advances to affiliate                                                      --              --        (722,989)
                                                                    ------------    ------------    ------------

Net cash used in investing activities                                   (269,116)     (2,036,660)     (2,030,249)
                                                                    ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                  784,126          98,062           7,200
   Borrowings of debt                                                  1,050,000       1,200,000       5,600,000
   Payments of debt                                                   (1,875,000)     (1,665,500)     (5,416,666)
   Financing costs                                                       (50,029)        (24,007)        (96,309)
   Costs incurred in connection with sale of stock                        (8,400)             --              --
   Proceeds from sale of stock                                                --       1,630,000              --
                                                                    ------------    ------------    ------------

Net cash (used in) provided by financing activities                      (99,303)      1,238,555          94,225
                                                                    ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                    (769,910)      1,827,272        (622,731)

Cash and cash equivalents at beginning of year                         3,164,158       1,336,886       1,959,617
                                                                    ------------    ------------    ------------
Cash and cash equivalents at end of year                            $  2,394,248    $  3,164,158    $  1,336,886
                                                                    ============    ============    ============

Supplemental disclosures of cash flow information:
   Interest paid during the period                                  $    289,010    $    274,273    $    278,664
                                                                    ============    ============    ============
   Income taxes paid during the period                              $    323,208    $    340,865    $    303,695
                                                                    ============    ============    ============
Noncash transactions relating to investing and financing
   activities consist of:
   Lease accounting correction                                      $  2,690,736    $         --    $         --
                                                                    ============    ============    ============
   Stock issued in payment of earnout                               $         --    $    218,000    $         --
                                                                    ============    ============    ============
   Accrued balance of earnout                                       $         --    $         --    $    593,750
                                                                    ============    ============    ============

See accompanying notes to consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2005, 2004, 2003


(1)      Organization and Nature of Business
         -----------------------------------

         CoActive Marketing Group, Inc. (the "Company") is a full service marketing, sales promotion and interactive media services and e-commerce provider organization which designs, develops and implements turnkey customized national, regional and local consumer and trade promotion programs primarily for consumer product client companies. The Company's operations consist solely of this single segment. The Company's programs are designed to enhance the value of its clients' budgeted expenditures and achieve, in an objectively measurable way, its client's specific marketing and promotional objectives.

         Acquisition of TrikMedia LLC

         On October 29, 2003, a newly formed wholly-owned subsidiary of the Company, TrikMedia LLC, a Delaware limited liability company, ("TrikMedia") acquired certain assets and assumed certain liabilities of TrikMedia, Inc., a full service media agency engaged in providing digital marketing and advertising services, interactive software development and content creation. The purchase price of $885,000 consisted of a cash payment of $700,000 and the assumption of $185,000 of deferred revenue. In addition, the Company acquired fixed assets with a fair value of $36,000 and assumed additional liabilities in the amount of $17,000. The Company has accounted for the acquisition as a purchase whereby the excess of the purchase price over the fair value of net assets acquired; including costs of the acquisition, of approximately $866,000 has been classified as goodwill. On September 23, 2004, TrikMedia changed its name to Digital Intelligence Group LLC ("Digital Intelligence"). Pro forma information regarding the acquisition has not been provided as the results of operations of Digital Intelligence are not material.

         Acquisition of U.S. Concepts, Inc.

         On December 29, 1998, a wholly-owned subsidiary of the Company, U.S. Concepts, Inc., a Delaware corporation, ("U.S. Concepts") purchased substantially all of the assets and business from and assumed certain of the liabilities of Murphy Liquidating Corporation formerly known as U.S. Concepts, Inc., a New York corporation in a transaction accounted for as a purchase for $1,660,000. The purchase price was increased by an additional $2,293,750 (which included 100,000 shares of the Company's common stock with an aggregate value of $218,000 at the time of issuance) as a result of U.S. Concepts achieving specified pre-tax earnings targets during the four year period ended December 31, 2002. The acquisition of U.S. Concepts has been accounted for as a purchase whereby the excess of the purchase price, including costs of the acquisition, over the fair value of assets acquired less liabilities assumed of $3,881,000 has been classified as goodwill and through March 31, 2002 was being amortized on a straight-line basis over a twenty-five year period. At March 31, 2003, as specified pre-tax earnings for the respective periods through December 31, 2002 were achieved, the Company paid additional installments of purchase price totaling $1,700,000. During Fiscal 2004, the Company issued 100,000 shares of common stock at a fair value of $218,000 to satisfy a portion of the earnout accrued in prior years. For Fiscal 2003 an additional purchase price of $1,293,750 was reflected as additional goodwill.

         Summary of Significant Accounting Policies

         (a)      Principles of Consolidation
                  ---------------------------

                  The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. In addition, the consolidated financial statements, for Fiscal 2005 and 2004, include the accounts of a variable interest entity, Garcia Baldwin, Inc. d/b/a MarketVision ("MarketVision"), an affiliate that provides ethnically oriented marketing and promotional services. The Company has determined that it is the primary beneficiary of this entity and has included the accounts of this entity, pursuant to the requirements of Financial Accounting Standards Board's ("FASB") Interpretation ("FIN") No. 46 (Revised) ("FIN46R"), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." All significant intercompany balances and transactions have been eliminated in consolidation. The Company owns 49% of the common stock of MarketVision. A third party owns the remaining 51%. The third party owned portion of MarketVision is accounted for as minority interest in the Company's consolidated financial statements.

         (b)      Adoption of EITF 00-21
                  ----------------------

                  The Company adopted EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") in the fourth quarter of Fiscal 2004. EITF 00-21, which became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. Prior to the adoption of EITF 00-21, the Company recognized revenue on its broadcast media and special event contracts on the percentage-of-completion method over the life of the contract as identifiable phases of services, such as concept creation and development, media purchase, production, media airing and event execution occurred. Under that method, the Company generally recognized a portion of the revenues attributable to those contracts upon signing by the Company's clients. Pursuant to EITF 00-21, with regard to contracts with multiple deliverables, the Company now recognizes income for each unit of accounting,as defined, identified within a contract. In contracts with multiple deliverables where separate units of accounting can not be defined, all of the contract's revenue is recognized as the media is aired and the events take place, without regard to the timing of the contracts' signing or when cash is received under these contracts. The adoption of EITF 00-21 (effective April 1, 2003) resulted in a non-cash charge reported as a cumulative effect of a change in accounting principle of $2,183,000 in Fiscal 2004. The pro forma amounts presented in the consolidated statements of operations were calculated assuming the change in accounting principal was made retroactively to all years presented. For Fiscal 2004, the adoption of EITF 00-21 resulted in an increase in sales of $2,479,000 and an increase in outside production and expenses of $1,639,000. After giving effect to the implementation of EITF 00-21 and before the cumulative effect of the change in method of accounting for revenue recognition, the Company had a net loss of $(562,471) or $(.11) per common share for Fiscal 2004.

         (c)      Adoption of FIN 46R
                  -------------------

                  In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. The provisions regarding implementation dates were revised by FIN 46 (Revised) ("FIN 46R"). The consolidation requirements of FIN 46R apply to variable interest entities in the first year or interim period ending after March 15, 2004. Effective in the fourth quarter of Fiscal 2004, the Company adopted FIN 46R as it relates to the activities of its MarketVision affiliate. Accordingly, the operations and financial statements of MarketVision for the fiscal years ended March 31, 2005 and 2004 are included in the consolidated financial statements of the Company, whereas for prior fiscal years, under the equity method of accounting, the Company reported its investment in MarketVision as adjusted for its share of net income or loss each fiscal year in the Company's financial statements. The Fiscal 2003 financial statements were not restated as the effects were immaterial. The effect of the Company's adoption of FIN 46R did not impact the Company's net loss in Fiscal 2004.

         (d)      Reimbursable Costs and Expenses
                  -------------------------------

                  The Company records reimbursements received for reimbursable program costs and expenses as revenues, with the corresponding costs included in operating expenses as reimbursable costs and expenses. Such costs may include variable employee compensation costs.

         (e)      Revenue Recognition
                  -------------------

                  The Company's revenues are generated from projects subject to contracts requiring the Company to provide its services within specified time periods generally ranging up to twelve months. As a result, on any given date, the Company has projects in process at various stages of completion. Depending on the nature of the contract, revenue is recognized as follows: (i) on time and material service contracts, revenue is recognized as services are rendered and the costs are incurred; (ii) on fixed price retainer contracts, revenue is recognized on a straight-line basis over the term of the contract; (iii) on fixed price multiple services contracts, revenue is recognized over the term of the contract for the fair value of segments of the services rendered which qualify as separate activities or delivered units of service, to the extent multi-service arrangements are deemed inseparable, revenue on these contracts is recognized as the contracts are completed; (iv) on certain fixed price contracts, revenue is recognized on a percentage of completion basis, whereby the percentage of completion is determined by relating the actual costs incurred to date to the estimated total costs for each contract; (v) on certain fixed price contracts, revenue is recognized on the basis of proportional performance as certain key milestones are delivered. Costs associated with the fulfillment of projects are accrued and recognized proportionately to the related revenue in order to ensure a matching of revenue and expenses in the proper period. Provisions for anticipated losses on uncompleted projects are made in the period in which such losses are determined. The Company's revenue recognition policy reflects the adoption of EITF 00-21 effective April 1, 2003.

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

         (h)      Property and Equipment
                  ----------------------

                  Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which are three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. Funds received from a landlord to reimburse the Company for the cost, or a portion of the cost, of leasehold improvements are recorded as deferred rent and amortized as reductions to rent expense over the lease term. In addition, to the extent that the Company leases a property, but does not move in until construction is complete it is the Company's policy to capitalize the lease's straight line rent expense allocable to the construction period as part of leasehold improvements and amortize such rent expense over the term of the lease.

         (i)      Deferred Contract Costs
                  -----------------------

                  Deferred contract costs represent direct contract costs and expenses incurred prior to the Company's related revenue recognition on such contracts.

         (j)      Long-Lived Assets
                  -----------------

                  The Company's long-lived assets include goodwill, intangible assets and property and equipment. The Company periodically reviews its property and equipment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets, or if their depreciation periods should be accelerated. When any such impairment exists, the related assets will be written down to fair value. No impairments were identified as of March 31, 2005.

         (k)      Goodwill and Other Intangible Asset
                  -----------------------------------

                  Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company's subsidiary companies. The Company's other intangible asset consists of an Internet domain name and related intellectual property rights. At March 31, 2005 and 2004, the Company had approximately $19,896,000 of goodwill and $200,000 as an intangible asset. During Fiscal 2004, the Company increased goodwill in the amount of $866,000 and $244,000 to reflect the goodwill relating to its acquisition of Digital Intelligence and its consolidation of MarketVision, respectively.

                  In accordance with Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Goodwill impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of earnings. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. Based on the guidance of SFAS 142, the Company has determined that it has five reporting units representing each of its subsidiaries. The Company has completed its impairment review for each reporting unit as of March 31, 2005 and no impairment in the recorded goodwill and intangible asset was identified. The Company has noted no subsequent indicators that would require testing of goodwill for impairment. However, in the future, upon completion of the annual review, there can be no assurance that a material charge will not be recorded.

         (l)      Deferred Financing Costs
                  ------------------------

                  Deferred financing costs consist of bank fees and legal costs incurred with respect to the Company's bank credit agreement, the amounts of which are being amortized over the remaining term of the credit agreement which expires in March 2009.

         (m)      Deferred Rent
                  -------------

                  Deferred rent consists of (i) the excess of the allocable straight line rent expense to date as compared to the total amount of rent due and payable through such period (ii) the capitalization of rent during any build out period during which the Company has the right to occupy the space but pays no rent or a reduced rate of rent, and (iii) funds received from landlords to reimburse the Company for the cost, or a portion of the cost, of leasehold improvements. Deferred rent is amortized as a reduction to rent expense over the term of the lease.

         (n)      Net Income (Loss) Per Common Share
                  ----------------------------------

                  The computation of basic earnings per common share is based upon the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the year, plus the assumed exercise of stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock. For the fiscal years ended March 31, 2005, 2004 and 2003 1,127,221, 2,620,093 and 1,529,211
                  stock options and warrants, at exercise prices ranging from $2.31 to $10.00 for Fiscal 2005, $1.12 to $10.00 for Fiscal
                  2004 and $2.31 to $10.00 for Fiscal 2003, respectively, have been excluded from the calculation of diluted earnings per share as their inclusion would be antidilutive. These options and warrants expire through 2014.

         (o)      Income Taxes
                  ------------

                  The provision for income taxes includes federal, state and local income taxes that are currently payable. Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (p)      Accounting for Stock-Based Compensation
                  ---------------------------------------

                  The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock-based compensation plans and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. The Company has elected not to implement the fair value based accounting method for employee stock options under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), but has elected to disclose the pro forma net income (loss) per share for employee stock option grants as if such method had been used to account for stock-based compensation costs described in SFAS 148 "Accounting for Stock Based Compensation-Transition and Disclosure an amendment of SFAS Statement No. 123."

                  The following table illustrates the effects on net income
                  (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock based incentive plans:

                                          Fiscal 2005     Fiscal 2004      Fiscal 2003
                                         -------------   -------------    -------------
Net income (loss) as reported            $   1,361,415   $  (2,745,285)   $   1,773,082
Less compensation expense
  determined under the fair
  value method, net of tax (1)                 215,476         260,235          105,003
                                         -------------   -------------    -------------

Pro forma net income (loss)              $   1,145,939   $  (3,005,520)   $   1,668,079
                                         =============   =============    =============
Net income (loss) per share - Basic:
  As reported                            $         .23   $        (.52)   $         .35
  Pro forma                              $         .19   $        (.57)   $         .33

Net income (loss) per share - Diluted:
  As reported                            $         .21   $        (.52)   $         .32
  Pro forma                              $         .18   $        (.57)   $         .30

(1) Compensation expense for Fiscal 2004 and Fiscal 2003 has been restated to reflect net of tax amounts. The effects of these restatements were not material.

                  The per share weighted-average fair value of stock options and warrants granted on their respective date of grant using the modified Black-Scholes option-pricing model and their related weighted-average assumptions are as follows:

                                Fiscal 2005   Fiscal 2004   Fiscal 2003
                               ------------  ------------  ------------
Risk-free interest rate                4.90%         1.67%         2.25%
Expected life - years                 10.00          5.54          5.00
Expected volatility                    67.3%         50.0%         50.0%
Expected dividend yield                   0%            0%            0%
Fair value of option grants    $       1.93  $       1.34  $       1.14


         (q)      Fair Value of Financial Instruments
                  -----------------------------------

                  The carrying value of all financial instruments classified as a current asset or liability, and long term debt, is deemed to approximate fair value due to the short maturity of these instruments and interest rates that approximate current market rates.

         (r)      Use of Estimates
                  ----------------

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

         (s)      Recent Accounting Standards
                  ---------------------------

                  In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement replaces APB Opinion No. 20 and FASB No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, the statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, the statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the statement is issued. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

                  In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share-based payment award transactions measured at fair value. This statement is effective for fiscal years beginning after June 15, 2005. The Company anticipates that the adoption of SFAS No. 123R will impact the reported financial results of the Company in a manner similar to the effects shown in the pro forma disclosure included in Note 1 above under the caption `Accounting for Stock Based Compensation."

         (t)      Lease Accounting Correction
                  ---------------------------

                  Until the fourth quarter of Fiscal 2005, the Company recognized certain lease obligations as they became due and payable. In light of recent announcements made by a number of public companies regarding lease accounting and a SEC clarification on the subject, the Company corrected its lease accounting. As a result, with regard to one of its office leases, the Company corrected its computation of rent expense, depreciation of leasehold improvements and the classification of landlord allowances related to leasehold improvements. The correction does not affect the Company's historical or future cash flows or the timing of payments under the related lease. The effect on the Company's prior years' earnings (loss) per share, cash flow from operations and stockholders' equity were deemed to be immaterial requiring no restatement.

                  The Company has historically received reimbursements from certain clients for expenses, including, but not limited to, rent. Such reimbursements are made based on current rental payments payable independent of any straight-lining accounting methodology. Accordingly, in order to match the effect of the straight line rent adjustment to projected future reimbursements from clients, the Company has recorded a deferred asset for the estimated portion allocable to these clients as of March 31, 2005 as a result of the correction of this error. At March 31, 2005, the projected reimbursements from these clients for the effect of the straight line adjustment amounted to approximately $371,000 and are included in other assets. This asset will be amortized over the period of the clients' expected reimbursement. Should any of these clients elect not to renew their contracts with the Company prior to the payment of such amounts; the remaining asset or portion thereof may result in a charge to earnings.

                  The Company recorded the correction as an operating expense in the fourth quarter of Fiscal 2005 resulting in a non-cash pre-tax charge to earnings of approximately $299,000. In addition, in connection with the correction, the Company recorded an increase in property and equipment - leasehold improvements, of $1,979,000, an increase in other assets of $371,000, an increase in deferred rent of $2,649,000 and a decrease in deferred taxes payable of $119,000.

         (u)      Reclassifications
                  -----------------

                  Certain amounts as previously reported have been reclassified to conform to current year classifications.

(2)      Investment in MarketVision
         --------------------------

         Acquisition of 49% of MarketVision

         On February 27, 2001, the Company acquired 49% of the shares of capital stock of MarketVision which is a minority owned, predominately Hispanic, ethnically oriented promotion agency headquartered in San Antonio, Texas. The MarketVision acquisition had been accounted for as an equity investment on the Company's consolidated balance sheet through the Company's fiscal year ended March 31, 2003. Pursuant to the equity method of accounting, the Company's balance sheet carrying value of the investment was periodically adjusted to reflect the Company's 49% interest in the operations of MarketVision. Following its acquisition, the Company extended a line of credit to MarketVision in the amount of $200,000. At March 31, 2005 and 2004, there were no advances outstanding under this line of credit. Effective in the fourth quarter of fiscal year ended March 31, 2004, the Company included in its consolidated financial statements the financial statements of MarketVision, pursuant to the adoption of FIN 46R.

         On March 22, 2002, MarketVision entered into an Administration and Marketing Services Agreement with the Company pursuant to which the Company provides MarketVision with specific administrative, accounting, financial, marketing and project support services for a monthly fee of $35,000. This fee is adjusted periodically by the Company and MarketVision and as of May 1, 2005 the monthly fee was $55,000. In accordance with the agreement, the Company dedicates and allocates certain of its resources and the specific time of certain of its personnel to MarketVision. For Fiscal 2005 and 2004, the Company recorded fees in the amount of $655,000 and $570,000, respectively, which were eliminated in the consolidation of MarketVision, whereas in Fiscal 2003 fees of $450,000 were recorded as a reduction of operating expenses.

(3)      Notes Receivable From Officer
         -----------------------------

         Notes receivable from officer at March 31, 2005 and 2004 consist of an Amended and Restated Promissory Note (the "Amended Note") from an officer of the Company dated May 24, 2001 in the principal amount of

         $550,000 which (i) amended and restated two notes evidencing prior loans to such officer in the aggregate amount of $225,000 (which at March 31, 2001 had unrecorded accrued interest of $119,299) and (ii) reflected an additional loan in the amount of $325,000. The Amended Note provides for (i) monthly interest payments at a floating rate equal to the highest rate at which the Company pays interest on its bank borrowings, (ii) monthly payment of one-half of the interest that accrue over the preceding month, (iii) payment of accrued interest and principal from one-half of the after-tax amount, if any, of bonuses paid to the officer by the Company, and (iii) payment of the remaining balance of principal and accrued interest on May 24, 2006. To date, the officer has not made any of the required monthly interest payments under the Amended Note. The Amended Note is secured by (i) a first lien and security interest in 282,127 shares of the Company's common stock owned by the officer, (ii) a second mortgage on the officer's home and
         (iii) collateral assignments of $550,000 of life insurance policies. At March 31, 2005 and 2004, the note due from officer with respect to the Amended Note of $789,459 and $726,276, respectively, included accrued interest in the amount of $239,000 and $212,000, respectively, of which $60,000 and $46,500 were past due and owing on such dates.

(4)      Property and Equipment
         ----------------------

         Property and equipment consist of the following:

                                                      March 31,      March 31,
                                                        2005           2004
                                                    ------------   ------------
Furniture, fixtures and computer equipment          $  4,219,441   $  3,996,984
Leasehold improvements                                 3,856,098      1,519,699
Capitalized leases                                        21,748         21,748
                                                    ------------   ------------
                                                       8,097,287      5,538,431
Less: accumulated depreciation and amortization        3,844,960      2,939,502
                                                    ------------   ------------
                                                    $  4,252,327   $  2,598,929
                                                    ============   ============

         Depreciation and amortization expense on property and equipment for the years ended March 31, 2005, 2004 and 2003 amounted to $935,003, $656,270 and $547,210, respectively.

         During the fourth quarter of Fiscal 2005, the Company recorded leasehold improvements, net of accumulated amortization, in the amount of $1,979,000 pursuant to a correction of an error relating to its lease accounting practices (note 1(t)). As a result of the correction, the Company recorded leasehold amortization expense of $340,000 during the fourth quarter of Fiscal 2005.

(5)      Leases
         ------

         The Company has several non-cancelable operating leases, primarily for property, that expire through 2015. Rent expense for the years ended March 31, 2005, 2004 and 2003, net of reimbursements from clients, amounted to $1,071,178, $965,310 and $838,162, respectively. One of the Company's facilities is leased from the former owner of Optimum, who is also a director of the Company, This lease expires in December 2010. The Company paid rent under this lease in each of Fiscal 2004 and 2005 in the amount of approximately $160,000. Another facility is leased by MarketVision from an entity owned and controlled by MarketVision's President and 51% owner, with a current annual base rent of $166,000 and additional rent of $45,000 for maintenance, taxes and insurance, which expires in May 2010. Future non-cancelable minimum lease payments under all of the leases as of March 31, 2005 are as follows:

         Year ending March 31,
         ---------------------
                2006                                   $  1,888,000
                2007                                      1,784,000
                2008                                      1,808,000
                2009                                      1,525,000
                2010                                      1,330,000
                Thereafter                                6,108,000
                                                       ------------
                                                       $ 14,443,000
                                                       ============

(6)      Debt
         ----

         Notes Payable, Bank
         -------------------

         At March 31, 2005, the Company's bank borrowings of $4,584,500 (exclusive of a letter of credit outstanding in the amount of $500,000) reflect the terms and conditions of an Amended and Restated Credit Agreement ("Credit Agreement") entered into with a bank on March 24, 2005. Pursuant to the Credit Agreement, amounts available for borrowing under its revolving credit line were increased by $2,415,500 to $3,000,000, and the term loan portion of the credit facility was increased by $1,050,000 to $4,000,000. On March 25, 2005, the bank advanced the Company the increased portion of the term loan. The Credit Agreement also provides a separate $500,000 letter of credit facility to support the Company's lease obligations with respect to its New York City offices. The Company utilized $425,000 of the proceeds of the increased term loan to pay in full its remaining obligations on the 9% subordinated note it issued in connection with its 1998 acquisition of Optimum Group. Remaining loan proceeds will be used for working capital purposes. Borrowings under the term loan and revolving credit facility are evidenced by promissory notes and are secured by all the Company's assets. Pursuant to the Credit Agreement:

         o Principal payments on the term loan are to be made in 48 equal monthly installments of $83,333 commencing April 1, 2005. Prior to the amendment, principal payments on the term loan portion of the facility were $162,500 per month.

         o The maturity date of the loans made under the revolving credit line was extended from July 22, 2006 to March 24, 2008.

         o Interest on the revolving loans has been reduced to the bank's prime rate (5.75% at March 31, 2005) from its prime rate plus .50%, and interest on the term loan has been reduced to the bank's prime rate plus .50% (6.25% at March 31, 2005) from its prime rate plus 1.0%.

         o Amounts that may be borrowed under the revolving line of credit are not subject to a borrowing base. Prior to the amendment, borrowings under the revolving line of credit were limited to a borrowing base consisting of 80% of "eligible" accounts receivable.

         o The Company paid a $10,000 fee to the bank plus its legal costs and expenses.

         Further, the Credit Agreement provides for a number of affirmative and negative covenants, restrictions, limitations and other conditions including, among others, (i) limitations regarding the payment of cash dividends, (ii) use of proceeds, (iii) prohibition on incurring a consolidated net loss, as defined in the Credit Agreement in two consecutive fiscal quarters or any fiscal year, (iv) compliance with a defined senior debt leverage ratio and debt service ratio covenants,
         (v) maximum annual capital expenditures and (vi) maintenance of 15% of beneficially owned shares of the Company held by the Company's management. At March 31, 2005, the Company was in compliance with its covenants in the Credit Agreement.


         Total debt as of March 31, 2005 and 2004 is summarized as follows:

                                                               2005           2004
                                                           ------------   ------------
Term loan note payable                                     $  4,000,000   $  4,400,000
Revolving loan note payable                                     584,500        584,500
9% subordinated note payable to OG Holding Corporation               --        425,000
                                                           ------------   ------------
     Total debt                                               4,584,500      5,409,500
     Less current portion                                     1,000,000      1,875,000
                                                           ------------   ------------
     Total long-term debt                                  $  3,584,500   $  3,534,500
                                                           ============   ============

         Maturities of notes payable are as follows:

                                             Term Loan       Revolving     Total Notes
                                               Note          Loan Note       Payable
                                              Payable         Payable         Bank
                                            ------------   ------------   ------------
         2006                               $  1,000,000   $         --   $  1,000,000
         2007                                  1,000,000             --      1,000,000
         2008                                  1,000,000        584,500      1,584,500
         2009                                  1,000,000             --      1,000,000
                                            ------------   ------------   ------------
                                            $  4,000,000   $    584,500   $  4,584,500
                                            ============   ============   ============

(7)      Stockholders' Equity
         --------------------

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

                  Changes in options outstanding and options exercisable and shares reserved for issuance at March 31, 2005 under all plans are as follows:

                                   Weighted
                                 average price                   Exercisable
                                   per share     Outstanding        (D)
                                  ------------   ------------   ------------

Balance at March 31, 2002         $       2.84      1,739,501      1,564,779

Became exercisable                $       2.32             --         74,083
Granted (A)                       $       2.50        495,000         94,333
Exercised                         $       1.15         (6,250)        (6,250)
Canceled                          $       5.29       (280,916)      (281,296)
                                  ------------   ------------   ------------

Balance at March 31, 2003         $       2.40      1,947,335      1,445,649

Became exercisable                $       2.44             --        193,146
Granted (B)                       $       2.93        255,000        171,252
Exercised                         $       2.50         (2,625)        (2,625)
Canceled                          $       2.72        (69,481)       (35,775)
                                  ------------   ------------   ------------

Balance at March 31, 2004         $       2.46      2,130,229      1,771,647

Became exercisable                $       2.60             --        293,585
Granted (C)                       $       2.48         27,500         13,752
Exercised                         $       2.31        (68,750)       (68,750)
Canceled                          $       3.38        (96,741)       (96,741)
                                  ------------   ------------   ------------

Balance at March 31, 2005         $       2.42      1,992,238      1,913,493
                                  ============   ============   ============

         (A) Represents options granted to management of the Company's subsidiaries to purchase 495,000 shares at an exercise price of $2.50. Of the options granted, 94,333 became exercisable prior to March 31, 2003 and the balance are exercisable as follows:

                           43,333 on January 1, 2004
                           43,334 on January 1, 2005
                           42,500 on September 1, 2003, 2004, 2005 and 2006
                           51,000 on December 31, 2003 and 2004
                           42,000 on January 1, 2005

         (B) Represents options granted to purchase 227,500 shares at an exercise price of $3.00 and 27,500 shares at an exercise price of $2.33. Of the options granted, 171,252 became exercisable prior to March 31, 2004 and of the balances, 13,748 are exercisable on April 30, 2004 and 70,000 are exercisable on March 31, 2005.

         (C) Represents options granted to purchase 27,500 shares at an exercise price of $2.48. Of the options granted, 13,752 became exercisable prior to March 31, 2005 and 13,748 are exercisable on April 30, 2005.

         (D) Options exercisable at March 31, 2005, 2004 and 2003 had a weighted average exercise price of $2.41, $2.43 and $2.38, respectively.

         The options outstanding and exercisable as of March 31, 2005 are summarized in ranges as follows:

                                                   Weighted      Weighted                       Weighted
                                    Number of      average        average                       average
         Range of                    options       exercise      remaining     Exercisable   exercise price
      exercise price               outstanding      price          life           shares        of shares
      ----------------            ------------   ------------   ------------   ------------   ------------
        $1.12 - 2.50                 1,361,113   $       1.83           1.72      1,282,368   $       1.78
        $2.80 - 4.00                   624,250   $       3.62           2.50        624,250   $       3.62
      more than $4.00                    6,875   $      10.00           3.08          6,875   $      10.00
                                  ------------   ------------   ------------   ------------   ------------
                                     1,992,238   $       2.42           1.97      1,913,493   $       2.41
                                  ============   ============   ============   ============   ============

         (ii)     Warrants
                  --------

                  At March 31, 2005, outstanding warrants to purchase shares of the Company's common stock in the amount of 246,396 were exercisable at a weighted average price per share of $1.90. In January 2005, warrants to purchase 251,084 shares of the Company's common stock were exercised at $2.49. During Fiscal 2005, pursuant to anti-dilution provisions contained in the warrants, the warrants became exercisable for an additional 7,616 shares of the Company's common stock. The value of the additional warrants granted were deemed to be immaterial. At March 31, 2004, outstanding warrants to purchase shares of the Company's common stock in the amount of 489,864 were exercisable at a weighted average price per share of $2.23. At March 31, 2003 outstanding warrants to purchase shares of the Company's common stock in the amount of 642,364 were exercisable at a weighted average price per share of $1.85. At March 31, 2005, these warrants are exercisable over the next two years.

(8)      Other Income
         ------------

         Other income at March 31, 2003 was primarily the result of the Company's sale of certain of its Internet domain names for $250,000.

(9)      Income Taxes
         ------------

         The components of income tax provision (benefit) for the years ended March 31, 2005, 2004, and 2003 are as follows:

                                         March 31, 2005                March 31, 2004*                March 31, 2003
                                  ---------------------------   ---------------------------   ---------------------------
 Current:
  State and local                 $     54,954                  $     25,440                  $    232,338
  Federal                              559,318        614,272       (126,516)      (101,076)       169,106        401,444
                                  ------------                  ------------                  ------------
 Deferred:
  Federal and State                                   626,145                    (1,387,142)                      788,232
                                                 ------------                  ------------                  ------------
                                                 $  1,240,417                  $ (1,488,218)                 $  1,189,676
                                                 ============                  ============                  ============
*Income tax benefit
 before cumulative
 effect of the change
 in accounting principle
 for revenue recognition                                                       $    (33,008)

 Cumulative effect
 of change in accounting
 principle for revenue
 recognition                                                                     (1,455,210)
                                                                                ------------
                                                                               $ (1,488,218)
                                                                               ============

         The differences between the provision (benefit) for income taxes computed at the federal statutory rate and the reported amount of tax expense attributable to income (loss) before provision (benefit) for income taxes, equity in loss of affiliate, minority interest in net income of consolidated subsidiary and cumulative effect of a change in accounting principle for the years ended March 31, 2005, 2004 and 2003 are as follows:


                                                                   Rate
                                                 ------------------------------------------
                                                     2005           2004           2003
                                                 ------------   ------------   ------------
Statutory Federal income tax                             34.0%         (34.0)%         34.0%
State and local taxes, net of Federal benefit             3.0            2.3            5.2
Under accrual from prior year                             1.6           15.9             --
Permanent differences                                      .9            4.3             --
Depreciation and other                                     .6            4.8             .8
                                                 ------------   ------------   ------------
Effective tax rate                                       40.1%          (6.7)%         40.0%
                                                 ============   ============   ============


         The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in net deferred tax liability are as follows:

                                                   March 31,      March 31,      March 31,
                                                     2005           2004           2003
                                                 ------------   ------------   ------------
Deferred tax (liabilities) assets:
Current:
   Unbilled revenue                              $   (224,170)  $   (147,943)  $   (548,097)
                                                 ------------   ------------   ------------
Long-term:
   Goodwill, principally due to
     differences in amortization                   (2,497,275)    (1,849,236)    (1,070,085)
   Net operating loss carryforwards                 2,157,230      2,046,163         55,740
   Other                                             (124,946)      (112,000)       (65,701)
                                                 ------------   ------------   ------------
                                                     (464,991)        84,927     (1,080,046)
                                                 ------------   ------------   ------------
Net deferred tax liability                       $   (689,161)  $    (63,016)  $ (1,628,143)
                                                 ============   ============   ============

         At March 31, 2005, the Company has federal net operating loss carry-forwards of approximately $5,003,000 that expire through 2024. For March 31, 2003, the Company and its wholly-owned subsidiaries filed a consolidated federal income tax return. For March 31, 2005 and 2004, the Company's wholly-owned subsidiaries are single-member limited liability companies that are disregarded for federal income tax return purposes. As such, the Company is no longer required to file a federal consolidated income tax return.

(10)     Significant Customers
         ---------------------

         For the fiscal years ended March 31, 2005 and 2004, Diageo North America, Inc. ("Diageo") accounted for approximately 27% and 13%, respectively, of the Company's revenues. For the fiscal years ended March 31, 2005, 2004 and 2003, Schieffelin & Somerset Co. and its successor entities ("S&S"), accounted for approximately 13%, 30% and 35%, respectively, of its revenues. These revenues respectively included revenues attributable to program reimbursable costs and expenses for Diageo of 17% and 5% of revenues for the years ended March 31, 2005 and 2004, and 9%, 21% and 19% for S&S, respectively, for the years ended March 31, 2005, 2004, and 2003. At March 31, 2005 and 2004,
         Diageo accounted for 9% and 12%, respectively, of the Company's accounts receivable. At March 31, 2005 and 2004, S&S accounted for 1% and 35%, respectively, of accounts receivable.

(11)     Employee Benefit Plan
         ---------------------

         The Company has a savings plan available to substantially all salaried employees which is intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Pursuant to the 401(k) Plan, employees may contribute up to 15% of their eligible compensation, up to the maximum amount allowed by law. The Company at its sole discretion may from time to time make a discretionary matching contribution as it deems advisable. For the years ended March 31, 2005, 2004 and 2003, the Company made discretionary contributions of approximately $251,000, $313,000 and $331,000, respectively.

(12)     Commitments
         ------------

         Employment Agreements
         ---------------------

         The Company has employment contracts with various employees, including four of its officers and directors as well as with nine other employees. These agreements generally contain non-compete provisions and have a remaining term of twelve to eighteen months. At March 31, 2005, the Company's remaining aggregate commitment under the employment agreements is approximately $2,630,000 and such commitments amount to $2,518,000 and $112,000 for Fiscal 2006 and 2007, respectively. The aggregate commitment does not include amounts that may be earned as a bonus.

(13)     Related Party Transactions
         --------------------------

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

         (b) In connection with the Company's acquisition of Optimum, the Company entered into a lease agreement with Thomas Lachenman, a director of the Company and former owner of Optimum, for the lease of the Cincinnati principal office of Optimum. The lease provides for an annual rental, adjusted annually based upon changes in the local consumer price index. Rent expense under this lease amounted to approximately $160,000 in each of Fiscal 2004 and 2005. The lease expires in December 2010.

         (c) On May 20, 2005, MarketVision entered into a five year lease agreement with an entity owned and controlled by Yvonne Garcia, MarketVision's President and 51% owner. The lease provides for an annual base rental of $166,000 and additional rent of $45,000 for maintenance fees, taxes and insurance. The additional rent is adjusted annually for increases in the landlord's cost of maintenance fees, taxes and insurance. The lease expires in May 2010.

(14)     Summarized Quarterly Consolidated Financial Data (Unaudited)
         -----------------------------------------------------------

         The quarterly information for the first three quarters of Fiscal 2004 reflects the quarters as restated reflecting the adoption of EITF 00-21 and FIN 46R as of April 1, 2003.


                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                       Second          Third         Fourth
                                                       Quarter        Quarter        Quarter
                                      First Quarter     Ended          Ended          Ended
                                      Ended June 30, September 30,  December 31,     March 31,
                                          2004           2004           2004           2004
                                      ------------   ------------   ------------   ------------
Sales                                 $ 19,403,094   $ 23,223,187   $ 21,553,640   $ 20,120,296
Operating expenses                      18,994,099     21,993,843     20,065,741     19,924,054
                                      ------------   ------------   ------------   ------------
Operating income                           408,995      1,229,344      1,487,899        196,242
                                      ------------   ------------   ------------   ------------
Net income (loss)                     $    197,537   $    659,826   $    658,388   $   (154,336)
Net income (loss) per common share:
      Basic                           $        .03   $        .11   $        .11   $       (.02)
      Diluted                         $        .03   $        .10   $        .10   $       (.02)
Weighted average common shares:
      Basic                              5,941,856      5,941,856      5,943,255      6,192,823
      Diluted                            6,388,444      6,355,295      6,609,114      6,192,823



                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                       Second          Third          Fourth
                                         First         Quarter        Quarter         Quarter
                                        Quarter         Ended          Ended           Ended
                                     Ended June 30,  September 30,  December 31,      March 31,
                                         2003            2003           2003            2004
                                      ------------   ------------   ------------    ------------
                                          As             As             As
                                       Restated       Restated       Restated
                                      ------------   ------------   ------------    ------------
Sales                                 $ 20,203,923   $ 16,557,568   $ 19,076,940    $ 13,442,053
Operating expenses                      18,669,481     16,475,649     19,182,751      15,202,435
                                      ------------   ------------   ------------    ------------
Operating income (loss)                  1,534,442         81,919       (105,811)     (1,760,382)
                                      ------------   ------------   ------------    ------------
Net income (loss)                     $    878,205   $     11,846   $   (123,345)   $ (1,329,177)
Net income (loss) per common share:
      Basic                           $        .17   $        .00   $       (.02)   $       (.23)
      Diluted                         $        .15   $        .00   $       (.02)   $       (.23)
Weighted average common shares:
      Basic                              5,119,347      5,135,035      5,137,179       5,673,630
      Diluted                            5,765,948      6,223,819      5,137,179       5,673,630

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         --------------------

         None.

Item 9A. Controls and Procedures.
         -----------------------

Evaluation of Disclosure Controls and Procedures

         An evaluation was performed, under the supervision of, and with the participation of, the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were adequate and effective, as of the end of the period covered by this Annual Report on Form 10-K for the year ended March 31, 2005 (the "Report"), in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Report.

Changes in Internal Controls

         There have been no significant changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

The information required to be disclosed in Part III (Items 10, 11, 12, 13 and 14, and fees and services) will be incorporated by reference from the Company's definitive proxy statement if filed by July 29, 2005 or, if such proxy statement is not filed by such date, such information will be disclosed by amendment to this Form 10-K prior to July 30, 2005.


                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.
         ------------------------------------------

         (a)      The following documents are filed as part of this Report.

                                                                            Page

          1.  Financial Statements:
              --------------------
              Index to Financial Statements                                  25

               Consolidated Financial Statements of CoActive Marketing
                Group, Inc.

               Report of Independent Registered Public Accounting Firm       26

               Consolidated Balance Sheets as of March 31, 2005 and 2004     27

               Consolidated Statements of Operations for the years ended
                March 31, 2005, 2004 and 2003                                28

               Consolidated Statements of Stockholders' Equity
                for the years ended March 31, 2005, 2004 and 2003            29

               Consolidated Statements of Cash Flows for the years ended
                March 31, 2005, 2004 and 2003                                30

               Notes to Consolidated Financial Statements                    31

         2. Financial Statement Schedules:
            -----------------------------

             S-1  Report of Independent Registered Public Accounting Firm    52

             S-2  Allowance for Doubtful Accounts                            53

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

10.9 Amended and Restated Credit Agreement dated as of March 24, 2005, by and among CoActive Marketing Group, Inc., Inmark Services LLC, Optimum Group LLC, U.S. Concepts LLC, Grupo Hacerlo LLC and Signature Bank (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated March 24, 2005, filed with the Securities and Exchange Commission on March 30, 2005).

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

14 Registrant's Code of Ethics (incorporated by reference to Exhibit 14 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2004, initially filed with the Securities and Exchange Commission on July 24, 2004).

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

32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act.

32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
CoActive Marketing Group, Inc.


The audits referred to in our report dated June 27, 2005 relating to the consolidated financial statements of CoActive Marketing Group, Inc. and Subsidiaries, which is contained in Item 8 of the Form 10-K, included the audits of the financial statement schedule for the years ended March 31, 2005, 2004 and 2003. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO Seidman, LLP
--------------------------------
BDO Seidman, LLP

Melville, New York
June 27, 2005

                         Allowance for Doubtful Accounts
                         -------------------------------



                                    Balance                                      Balance
                                  at beginning                                   at end
                                   of period       Additions     Deductions     of period
                                  ------------   ------------   ------------   ------------
Year ended March 31, 2005         $    295,981   $     63,500   $    290,537   $     68,944

Year ended March 31, 2004         $     80,412   $    256,000   $     40,431   $    295,981

Year ended March 31, 2003         $     75,000   $     36,000   $     30,588   $     80,412



The amounts listed in the deductions column above, represent reductions to the allowance for doubtful accounts resulting from either a) write offs of certain identified uncollectible accounts receivables or b) a reduction of bad debt expense previously provided for.

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

                                       Dated: June 29, 2005


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

    Signature and Title                           Signature and Title

By: /s/ JOHN P. BENFIELD                    By: /s/ DONALD A. BERNARD
    -----------------------------------         --------------------------------
   John P. Benfield                              Donald A. Bernard
   President and                                 Executive Vice President and
   Chief Executive Officer and Director          Chief Financial Officer and
   (Principal Executive Officer)                 Director  (Principal Financial
                                                 and Accounting Officer)

Dated: June 29, 2005                        Dated: June 29, 2005


By: /s/ PAUL A. AMERSHADIAN                  By: /s/ HERBERT M. GARDNER
    -----------------------------------         --------------------------------
   Paul A. Amershadian                          Herbert M. Gardner
   Executive Vice President - Marketing         Director
   and Sales and Director

Dated: June 29, 2005                        Dated: June 29, 2005


By: /s/ MARC PARTICELLI                     By: /s/ BRIAN MURPHY
    -----------------------------------         --------------------------------
    Marc Particelli                             Brian Murphy
    Director                                    Director

Dated: June 29, 2005                        Dated: June 29, 2005


By: /s/ THOMAS E. LACHENMAN                 By: /s/ JOHN A. WARD, III
    -----------------------------------         --------------------------------
    Thomas E. Lachenman                         John A. Ward, III
    Director                                    Director

Dated: June 29, 2005                        Dated June 29, 2005


By: /s/ JAMES FEENEY
    -----------------------------------
    James Feeney
    Director

Dated: June 29, 2005