Form 10-Q
period 2005-06-30
COACTIVE MARKETING GROUP INC
filed 2005-08-12
CIK 886475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                         Commission file number 0-20394


                         COACTIVE MARKETING GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                     06-1340408
   -------------------------------                   ----------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                   Identification Number)


                75 Ninth Avenue
               New York, New York                           10011
    ----------------------------------------             ----------
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

                  [ ] Yes   [X]  No

As of August 5, 2005, 6,261,690 shares of the Registrant's Common Stock, par value $.001 per share, were outstanding.

================================================================================

                                      INDEX

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Consolidated Financial Statements of CoActive Marketing Group, Inc. and Subsidiaries (Unaudited)

           Consolidated Balance Sheets - June 30, 2005 and
            March 31, 2005 (Audited)                                          3

           Consolidated Statements of Operations - Three months ended
            June 30, 2005 and June 30, 2004                                   4

           Consolidated Statement of Stockholders' Equity - Three months
            ended June 30, 2005                                               5

           Consolidated Statements of Cash Flows - Three months
            ended June 30, 2005 and June 30, 2004                             6

           Notes to Unaudited Consolidated Financial Statements               7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          17

Item 4.  Controls and Procedures                                             17

PART II - OTHER INFORMATION
---------------------------

Items 1, 2, 3, 4 and 5.  Not Applicable                                      18

Item 6.  Exhibits                                                            18

SIGNATURES                                                                   19
----------


                         PART I - FINANCIAL INFORMATION
                         COACTIVE MARKETING GROUP, INC.
                           Consolidated Balance Sheets
                        June 30, 2005 and March 31, 2005

                                                                                      June 30,      March 31,
                                                                                        2005          2005*
                                                                                    ------------   ------------
                                                                                    (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                         $    683,315   $  2,394,248
  Accounts receivable, net of allowance for doubtful accounts of
    $75,000 at June 30, 2005 and $69,000 at March 31, 2005                            12,730,618      9,321,653
  Unbilled contracts in progress                                                       3,155,940      3,739,233
  Deferred contract costs                                                              1,311,799        656,577
  Note and interest receivable from officer                                              796,751             --
  Prepaid expenses and other current assets                                              461,547        533,421
  Other receivables                                                                           --         60,625
  Prepaid taxes                                                                               --         25,777
                                                                                    ------------   ------------
     Total current assets                                                             19,139,970     16,731,534

Property and equipment, net                                                            4,230,986      4,252,327

Note and interest receivable from officer                                                     --        789,459
Goodwill, net                                                                         19,895,694     19,895,694
Intangible asset                                                                         200,000        200,000
Deferred financing costs, net                                                             85,131         82,142
Other assets                                                                             464,070        386,601
                                                                                    ------------   ------------
    Total assets                                                                    $ 44,015,851   $ 42,337,757
                                                                                    ============   ============
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                                  $  4,954,093   $  5,013,409
  Deferred revenue                                                                     8,225,108      7,482,926
  Accrued job costs                                                                    3,386,411      2,174,885
  Accrued compensation                                                                 1,612,963        425,855
  Other accrued liabilities                                                              684,328      1,192,141
  Accrued taxes payable                                                                  178,650        144,396
  Deferred taxes payable                                                                 102,717        224,170
  Notes payable bank - current                                                         1,000,000      1,000,000
                                                                                    ------------   ------------
     Total current liabilities                                                        20,144,270     17,657,782

Notes payable bank - long term                                                         3,550,000      3,584,500
Deferred rent                                                                          2,652,114      2,649,091
Minority interest of consolidated subsidiary                                             643,960        645,971
Deferred taxes payable                                                                   256,104        464,991
                                                                                    ------------   ------------
    Total liabilities                                                                 27,246,448     25,002,335
                                                                                    ------------   ------------
Stockholders' equity:
  Class A convertible preferred stock, par value $.001; authorized 650,000
    shares; none issued and outstanding                                                       --             --
  Class B convertible preferred stock, par value $.001; authorized 700,000
    shares; none issued and outstanding                                                       --             --
  Preferred stock, undesignated; authorized 3,650,000 shares; none issued and
    outstanding                                                                               --             --
  Common stock, par value $.001; authorized 25,000,000 shares; issued and
    outstanding 6,261,690 shares at June 30, 2005 and March 31, 2005                       6,261          6,261
  Additional paid-in capital                                                           9,649,023      9,649,023
  Retained earnings                                                                    7,114,119      7,680,138
                                                                                    ------------   ------------
    Total stockholders' equity                                                        16,769,403     17,335,422
                                                                                    ------------   ------------
  Total liabilities and stockholders' equity                                        $ 44,015,851   $ 42,337,757
                                                                                    ============   ============

* The consolidated balance sheet as of March 31, 2005 has been summarized from the Company's audited balance sheet as of that date.

See accompanying notes to unaudited consolidated financial statements.


                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Operations
                    Three Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                              2005           2004
                                                                          ------------   ------------
Sales                                                                     $ 21,512,543   $ 19,403,094

Operating expenses:
  Reimbursable costs and expenses                                            7,702,215      7,275,484
  Outside production costs and expenses                                      6,195,673      4,398,868
  Salaries, payroll taxes and benefits                                       5,884,683      5,243,156
  General and administrative expenses                                        2,530,627      2,076,591
                                                                          ------------   ------------
Total operating expenses                                                    22,313,198     18,994,099
                                                                          ------------   ------------

Operating (loss) income                                                       (800,655)       408,995
Interest expense, net                                                          (56,320)       (57,122)
                                                                          ------------   ------------
(Loss) income before (benefit) provision for income taxes and
  minority interest in net loss (income) of consolidated subsidiary           (856,975)       351,873

(Benefit) provision for income taxes                                          (288,945)       115,343
                                                                          ------------   ------------
Net (loss) income before minority interest in net loss (income) of
  consolidated subsidiary                                                     (568,030)       236,530

Minority interest in net loss (income) of consolidated subsidiary                2,011        (38,993)
                                                                          ------------   ------------

Net (loss) income                                                         $   (566,019)  $    197,537
                                                                          ============   ============

Net (loss) income per common share:
  Basic                                                                   $       (.09)  $        .03
                                                                          ============   ============
  Diluted                                                                 $       (.09)  $        .03
                                                                          ============   ============
Weighted average number of common shares outstanding:
     Basic                                                                   6,261,690      5,941,856
     Dilutive effect of options and warrants                                        --        446,588
                                                                          ------------   ------------
     Diluted                                                                 6,261,690      6,388,444
                                                                          ============   ============

See accompanying notes to unaudited consolidated financial statements.


                         COACTIVE MARKETING GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                        Three Months Ended June 30, 2005
                                   (Unaudited)


                                  Common Stock
                                 par value $.001          Additional                       Total
                          ---------------------------      Paid-in       Retained       Stockholders'
                             Shares         Amount         Capital       Earnings         Equity
                          ------------   ------------   ------------   ------------    ------------
Balance, March 31, 2005      6,261,690   $      6,261   $  9,649,023   $  7,680,138    $ 17,335,422

Net loss                            --             --             --       (566,019)       (566,019)
                          ------------   ------------   ------------   ------------    ------------
Balance, June 30, 2005       6,261,690   $      6,261   $  9,649,023   $  7,114,119    $ 16,769,403
                          ============   ============   ============   ============    ============

See accompanying notes to unaudited consolidated financial statements.


                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Cash Flows
                    Three Months Ended June 30, 2005 and 2004
                                   (Unaudited)
                                                                              2005           2004
                                                                          ------------   ------------
Cash flows from operating activities:
    Net (loss) income                                                     $   (566,019)  $    197,537
    Adjustments to reconcile net (loss) income to net cash used in operating activities:
        Depreciation and amortization                                          190,750        175,574
        Deferred rent amortization                                              (6,167)            --
        Provision (credit) for bad debt expense                                  6,000       (117,000)
        Interest income on note receivable from officer                         (7,292)        (7,299)
        Deferred income taxes                                                 (330,340)       119,715
        Minority interest of consolidated subsidiary                            (2,011)        38,993
        Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable                       (3,414,965)       324,552
           Decrease (increase) in unbilled contracts in progress               583,293       (189,890)
           Increase in deferred contract costs                                (655,222)      (213,898)
           Decrease in prepaid expenses and other assets                         3,595        106,547
           Decrease in other receivables                                        60,625             --
           Decrease in prepaid taxes                                            25,777             --
           Decrease in accounts payable                                        (59,316)      (117,185)
           Increase (decrease) in deferred revenue                             742,182     (1,113,045)
           Increase (decrease) in accrued job costs                          1,211,526       (375,503)
           Increase in accrued compensation                                  1,187,108          2,484
           Increase in accrued taxes payable                                    34,254             --
           (Decrease) increase in other accrued liabilities                   (507,813)       979,052
                                                                          ------------   ------------
           Net cash used in operating activities                            (1,504,035)      (189,366)
                                                                          ------------   ------------
Cash flows from investing activities:
    Purchases of fixed assets                                                 (163,914)       (70,259)
                                                                          ------------   ------------
           Net cash used in investing activities                              (163,914)       (70,259)
                                                                          ------------   ------------
Cash flows from financing activities:
    Borrowings of debt                                                         800,000             --
    Repayments of debt                                                        (834,500)      (187,500)
    Financing costs                                                             (8,484)            --
    Costs incurred in connection with sale of stock                                 --         (8,400)
                                                                          ------------   ------------

           Net cash used in financing activities                               (42,984)      (195,900)
                                                                          ------------   ------------
           Net decrease in cash and cash equivalents                        (1,710,933)      (455,525)

Cash and cash equivalents at beginning of period                             2,394,248      3,164,158
                                                                          ------------   ------------
Cash and cash equivalents at end of period                                $    683,315   $  2,708,633
                                                                          ============   ============
Supplemental disclosures of cash flow information:
    Interest paid during the period                                       $     51,163   $     64,259
                                                                          ============   ============
    Income tax paid during the period                                     $      7,453   $      8,309
                                                                          ============   ============
Noncash activities relating to investing and financing activities:
    Amortization of projected reimbursements from clients for straight
     lining of rent                                                       $      9,190   $         --
                                                                          ============   ============

See accompanying notes to unaudited consolidated financial statements.

                 CoActive Marketing Group, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements
            --------------------------------------------------------

                             June 30, 2005 and 2004

(1)      Basis of Presentation
         ---------------------

         The interim financial statements of CoActive Marketing Group, Inc. (the "Company") for the three months ended June 30, 2005 and 2004 have been prepared without audit. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results for a full year.

         The consolidated financial statements of the Company include the financial statements of the Company and its wholly-owned subsidiaries. In addition, the consolidated financial statements include the accounts of a variable interest entity, Garcia Baldwin, Inc. d/b/a Market Vision ("Market Vision"), an affiliate that provides ethnically oriented marketing and promotional services. The Company has determined that it is the primary beneficiary of this entity and has included the accounts of this entity, pursuant to the requirements of Financial Accounting Standards Board's ("FASB") Interpretation No. 46 (revised 2003), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN 46R"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company owns 49% of the common stock of Market Vision. A third party owns the remaining 51%. The third party owned portion of Market Vision is accounted for as minority interest in the Company's consolidated financial statements.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2005.

(2)      Adoption of EITF 00-21
         ----------------------

         The Company adopted EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), in the fourth quarter of Fiscal 2004. EITF 00-21, which became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. Prior to the adoption of EITF 00-21, the Company recognized revenue on its broadcast media and special event contracts on the percentage-of-completion method over the life of the contract as identifiable phases of services, such as concept creation and development, media purchase, production, media airing and event execution occurred. Under that method, the Company generally recognized a portion of the revenue attributable to those contracts upon signing by the Company's clients. Pursuant to EITF 00-21, unless a separate unit of accounting is identified, the Company now recognizes all of the contract's revenue as the media is aired and the events take place, without regard to the timing of the contracts signing or when cash is received under these contracts.

(3)      Adoption of FIN 46R
         -------------------

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51," with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. The provisions regarding implementation dates were revised by FIN 46 (Revised) ("FIN 46R"). The consolidation requirements of FIN 46R apply to variable interest entities in the first year or interim period ending after March 15, 2004. Effective in the fourth quarter of Fiscal 2004, the Company adopted FIN 46R as it relates to the activities of its Market Vision affiliate. Accordingly, the operations and financial statements of Market Vision for the quarter ended June 30, 2005 and 2004 are included in the consolidated financial statements of the Company, whereas for prior fiscal years, under the equity method of accounting, the Company reported its investment in Market Vision as adjusted for its share of net income or loss each fiscal year in the Company's financial statements.

(4)      Reimbursable Costs and Expenses
         -------------------------------

         The Company records reimbursements received for reimbursable program costs and expenses as revenues, with the corresponding costs included in operating expenses as reimbursable costs and expenses. Such costs may include variable employee compensation costs.

(5)      Revenue Recognition
         -------------------

         The Company's revenues are generated from projects subject to contracts requiring the Company to provide its services within specified time periods generally ranging up to twelve months. As a result, on any given date, the Company has projects in process at various stages of completion. Depending on the nature of the contract, revenue is recognized as follows: (i) on time and material service contracts, revenue is recognized as services are rendered and the costs are incurred; (ii) on fixed price retainer contracts, revenue is recognized on a straight-line basis over the term of the contract; (iii) on fixed price multiple services contracts, revenue is recognized over the term of the contract for the fair value of segments of the services rendered which qualify as separate activities or delivered units of service; to the extent multi-service arrangements are deemed inseparable, revenue on these contracts is recognized as the contracts are completed; (iv) on certain fixed price contracts, revenue is recognized on a percentage of completion basis, whereby the percentage of completion is determined by relating the actual costs incurred to date to the estimated total costs for each contract; (v) on other fixed price contracts, revenue is recognized on the basis of proportional performance as certain key milestones are delivered. Costs associated with the fulfillment of projects are accrued and recognized proportionately to the related revenue in order to ensure a matching of revenue and expenses in the proper period. Provisions for anticipated losses on uncompleted projects are made in the period in which such losses are determined.

(6)      Goodwill and Intangible Asset
         -----------------------------

         Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company's subsidiary companies. The Company's other intangible asset consists of an Internet domain name and related intellectual property rights.

         In accordance with Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Goodwill impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of earnings. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. Based on the guidance of SFAS 142, the Company has determined that it has five reporting units representing each of its subsidiaries. The Company has completed its impairment review for each reporting unit as of March 31, 2005 and no impairment in the recorded goodwill and intangible asset was identified. During the quarter ended June 30, 2005, the Company has not identified any indication of goodwill impairment. Goodwill and the intangible asset will be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded.

(7)      Net (Loss) Income Per Share
         ---------------------------

         For the quarter ended June 30, 2005, options and warrants, which expire through April 30, 2014, to purchase 2,226,133 shares of common stock at prices ranging from $1.12 to $10.00 per share were excluded from the computation of diluted earnings per share due to the Company incurring a net loss for the quarter ended June 30, 2005, as such their effect would have been anti-dilutive. For the quarter ended June 30, 2004, options and warrants, which expire through April 30, 2014, to purchase 1,673,741 shares of common stock at prices ranging from $2.48 to $10.00 were excluded from the computation of diluted earnings per share because the exercise prices exceeded the then fair market value of the Company's common stock.

(8)      Unbilled Contracts in Progress
         ------------------------------

         Unbilled contracts in progress represent revenue recognized in advance of billings rendered based on work performed to date on certain contracts. Accrued job costs are also recorded for such contracts to properly match costs and revenue.

(9)      Deferred Contract Costs
         -----------------------

         Deferred contract costs represent direct contract costs and expenses incurred prior to the Company's related revenue recognition on such contracts.

(10)     Deferred Revenue
         ----------------

         Deferred revenue represents contract amounts billed and client advances in excess of revenues earned.

(11)     Deferred Rent
         -------------

         Deferred rent consists of (i) the excess of the allocable straight line rent expense to date as compared to the total amount of rent due and payable through such period, (ii) the capitalization of rent during any build out period during which the Company has the right to occupy the space but pays no rent or a reduced rate of rent, and (iii) funds received from landlords to reimburse the Company for the cost, or a portion of the cost, of leasehold improvements. Deferred rent is amortized as a reduction to rent expense over the term of the lease.

(12)     Notes Payable Bank
         ------------------

         At June 30, 2005, the Company's bank borrowings of $4,550,000 consist of an amortizing term loan with an outstanding principal balance of $3,750,000 and a revolving credit loan with an outstanding principal balance of $800,000 (exclusive of a letter of credit outstanding in the amount of $500,000). Pursuant to an Amended and Restated Credit Agreement ("Credit Agreement") entered into with a bank on March 24, 2005, the maximum amount available for borrowing under the revolving credit line is $3,000,000, and the term loan is repayable in monthly installments of principal in the amount of $83,333. The Credit Agreement provides for a number of affirmative and negative covenants which the Company was in compliance with at June 30, 2005.

(13)     Income Taxes
         ------------

         The (benefit) provision for income taxes for the three months ended June 30, 2005 and 2004 is based upon the Company's estimated effective tax rate for the respective fiscal years.

(14)     Accounting for Stock-Based Compensation
         ---------------------------------------

         The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock-based compensation plans and accordingly, no compensation cost has been recognized for the issuance of stock options in the consolidated financial statements. The Company has elected not to implement the fair value based accounting method for employee stock options under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), but has elected to disclose the pro forma net (loss) income per share for employee stock option grants as if such method had been used to account for stock-based compensation costs described in SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure an amendment of SFAS Statement No. 123."

         The following table illustrates the effects on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock based incentive plans:

                                                                 Three Months    Three Months
                                                                    Ended           Ended
                                                                June 30, 2005   June 30, 2004
                                                                -------------   -------------
Net (loss) income as reported                                   $    (566,019)  $     197,537
Less compensation expense determined under the fair value
  method, net of tax (1)                                                9,550          54,694

                                                                -------------   -------------
Pro forma net (loss) income                                     $    (575,569)  $     142,843
                                                                =============   =============
Net (loss) income per share - Basic:
  As reported                                                   $        (.09)  $         .03
  Pro forma                                                     $        (.09)  $         .02

Net (loss) income per share - Diluted:
  As reported                                                   $        (.09)  $         .03
  Pro forma                                                     $        (.09)  $         .02

(1) Compensation expense for the quarter ended June 30, 2004 has been restated to reflect net of tax amounts. The effect of this restatement was not material.

(15)     Recent Accounting Standards
         ---------------------------

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

         In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share-based payment award transactions measured at fair value. This statement is effective for fiscal years beginning after June 15, 2005. The Company anticipates that the adoption of SFAS No. 123R will impact the reported financial results of the Company in a manner similar to the effects shown in the pro forma disclosure included in Note 14 above under the caption "Accounting for Stock-Based Compensation."

(16)     Lease Accounting Correction
         ---------------------------

         Until the fourth quarter of Fiscal 2005, the Company recognized certain lease obligations as they became due and payable. In light of recent announcements made by a number of public companies regarding lease accounting and a Securities and Exchange Commission ("SEC") clarification on the subject, the Company corrected its lease accounting. As a result, with regard to one of its office leases, the Company corrected its computation of rent expense, depreciation of leasehold improvements and the classification of landlord allowances related to leasehold improvements. The correction does not affect the Company's historical or future cash flows or the timing of payments under the related lease. The effect on the Company's prior years' (including the quarter ended June 30, 2004) earnings (loss) per share, cash flow from operations and stockholders' equity were deemed to be immaterial requiring no restatement.

         In connection with the correction, at March 31, 2005, the Company recorded an increase in property and equipment - leasehold improvements, of $1,979,000, an increase in other assets of $371,000, an increase in deferred rent of $2,649,000 and a decrease in deferred taxes payable of $119,000.

         The Company has historically received reimbursements from certain clients for expenses, including, but not limited to, rent. Such reimbursements are made based on current rental payments payable independent of any straight-lining accounting methodology. Accordingly, in order to match the effect of the straight line rent adjustment to projected future reimbursements from clients, the Company has recorded a deferred asset for the estimated portion allocable to these clients as of March 31, 2005 as a result of the correction of this error. At June 30, 2005 and March 31, 2005, the projected reimbursements from these clients for the effect of the straight line adjustment amounted to approximately $381,000 and $371,000, respectively, and are included in other assets. This asset will be amortized over the period of the clients' expected reimbursement. Should any of these clients elect not to renew their contracts with the Company prior to the payment of such amounts; the remaining asset or portion thereof may result in a charge to earnings.

(17)     Reclassifications
         -----------------

         Certain amounts as previously reported have been reclassified to conform to current year classifications.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ---------------------------------------------------------------

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

Overview

         CoActive Marketing Group, Inc., through its wholly-owned subsidiaries Inmark Services LLC, Optimum Group LLC, U. S. Concepts LLC and Digital Intelligence Group LLC, together with its affiliate Garcia Baldwin, Inc. doing business as Market Vision, is a multicultural, integrated sales promotional and marketing services agency. We enjoy a client base predominantly consisting of Fortune 500 companies. We develop, manage and execute sales promotion programs at both national and local levels. Our programs help our clients effectively promote their goods and services directly to retailers and consumers and are intended to assist them in achieving a maximum impact and return on their marketing investment. Our activities reinforce brand awareness, provide incentives to retailers to order and display our clients' products, and motivate consumers to purchase those products.

         Our services include experiential and event marketing, interactive marketing, Hispanic marketing, and all elements of consumer and trade promotion and are marketed directly to our clients by our sales force operating out of offices located in Great Neck and New York, New York; Cincinnati, Ohio; Atlanta, Georgia; Chicago, Illinois; San Francisco, California and San Antonio, Texas.

Lease Accounting Correction

         Until the fourth quarter of Fiscal 2005, the Company recognized certain lease obligations as they became due and payable. In light of recent announcements made by a number of public companies regarding lease accounting and a SEC clarification on the subject, the Company corrected its lease accounting. As a result, with regard to one of its office leases, the Company corrected its computation of rent expense, depreciation of leasehold improvements and the classification of landlord allowances related to leasehold improvements. The correction does not affect the Company's historical or future cash flows or the timing of payments under the related lease. The effect on the Company's prior years' (including the quarter ended June 30, 2004) earnings
(loss) per share, cash flow from operations and stockholders' equity were deemed to be immaterial requiring no restatement.

         In connection with the correction, at March 31, 2005, the Company recorded an increase in property and equipment - leasehold improvements, of $1,979,000, an increase in other assets of $371,000, an increase in deferred rent of $2,649,000 and a decrease in deferred taxes payable of $119,000.

         The Company has historically received reimbursements from certain clients for expenses, including, but not limited to, rent. Such reimbursements are made based on current rental payments payable independent of any straight-lining accounting methodology. Accordingly, in order to match the effect of the straight line rent adjustment to projected future reimbursements from clients, the Company has recorded a deferred asset for the estimated portion allocable to these clients as of March 31, 2005 as a result of the correction of this error. At June 30, 2005 and March 31, 2005, the projected reimbursements from these clients for the effect of the straight line adjustment amounted to approximately $381,000 and $371,000, respectively, and are included in other assets. This asset will be amortized over the period of the clients' expected reimbursement. Should any of these clients elect not to renew their contracts with the Company prior to the payment of such amounts; the remaining asset or portion thereof may result in a charge to earnings.

         The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2005.

Results of Operations

         The following table presents operating data of the Company expressed as a percentage of sales for the three months ended June 30, 2005 and 2004:

                                                                         Three Months Ended
                                                                              June 30,
                                                                     ---------------------------
                                                                         2005           2004
                                                                     ------------   ------------
Statement of Operations Data:
Sales                                                                       100.0%         100.0%
Reimbursable costs and expenses                                              35.8%          37.5%
Outside production costs and expenses                                        28.8%          22.7%
Salaries, payroll taxes and benefits                                         27.4%          27.0%
General and administrative expenses                                          11.8%          10.7%
Total operating expenses                                                    103.7%          97.9%
Operating (loss) income                                                      (3.7)%          2.1%
Interest expense, net                                                        (0.3)%         (0.3)%
(Loss) income before (benefit) provision for income taxes and
     minority interest in net loss (income) of consolidated                  (4.0)%          1.8%
     subsidiary
(Benefit) provision for income taxes                                         (1.3)%          0.6%
Minority interest in net loss (income) of consolidated subsidiary              --           (0.2)%
Net (loss) income                                                            (2.6)%          1.0%

         The following table presents operating data of the Company, expressed as a comparative percentage of change for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 and the three months ended June 30, 2004 compared to the three months ended June 30, 2003, retroactively adjusted for (i) the EITF 00-21 accounting change effective April 1, 2003, exclusive of the associated cumulative effect of the change in accounting principle and (ii) the operating results of Market Vision effective April 1, 2003.


                                                                         Three Months Ended
                                                                              June 30,
                                                                     ---------------------------
                                                                         2005           2004
                                                                     ------------   ------------
Statement of Operations Data:
Sales                                                                        10.9%          (4.0)%
Reimbursable costs and expenses                                               5.9%          66.7%
Outside production costs and expenses                                        40.8%         (41.8)%
Salaries, payroll taxes and benefits                                         12.2%          16.1%
General and administrative expenses                                          21.9%          (7.1)%
Total operating expenses                                                     17.5%           1.7%
Operating (loss) income                                                    (295.8)%        (73.3)%
Interest expense, net                                                        (1.4)%         (9.8)%
(Loss) income before (benefit) provision for income taxes and minority interest in net loss (income) of consolidated
   subsidiary                                                              (343.5)%        (76.1)%
(Benefit) provision for income taxes                                       (350.5)%        (81.1)%
Minority interest in net loss (income) of consolidated subsidiary          (105.2)%       (315.7)%
Net (loss) income                                                          (386.5)%        (77.5)%

         Sales. Sales for the quarter ended June 30, 2005 were $21,513,000, compared to sales of $19,403,000 for the quarter ended June 30, 2004, an increase of $2,110,000. The following table presents a comparative summary of the components of sales for the three months ended June 30, 2005 and 2004:

                                                    Three Months Ended June 30,
                                       ---------------------------------------------------------
Sales                                      2005             %            2004            %
-----                                  ------------   ------------   ------------   ------------
Core business                          $ 12,701,538           59.0   $ 11,305,834           58.3
MarketVision                              1,108,790            5.2        821,776            4.2
Reimbursable costs and expenses           7,702,215           35.8      7,275,484           37.5
                                       ------------   ------------   ------------   ------------
  Total sales                          $ 21,512,543          100.0   $ 19,403,094          100.0
                                       ============   ============   ============   ============

         The Company's increase in its core business sales for the quarter ended June 30, 2005 reflects (i) an increase in cross-sold services provided on behalf of MarketVision, and (ii) increased overall marketing services provided to clients.

         The increase in sales attributable to MarketVision was due to an increase in demand for Hispanic marketing services.

         In the delivery of certain services to our clients, the Company purchases a variety of items and services on their behalf for which it is reimbursed. The amount of reimbursable costs and expenses, which are included in revenues, will vary from period to period, based on the type and scope of the promotional service being provided.

         Operating Expenses. Operating expenses for three months ended June 30, 2005 increased by $3,319,000 and amounted to $22,313,000, compared to $18,994,000 for the three months ended June 30, 2004. The increase in operating expenses resulted from the aggregate of the following:

         Reimbursable Costs and Expenses. In the delivery of certain services to our clients, the Company purchases a variety of items and services on their behalf for which it is reimbursed. The amount of reimbursable costs and expenses will vary from period to period, based on the type and scope of the promotional service being provided. Reimbursable costs and expenses for the three months ended June 30, 2005 and 2004 were $7,702,000 and $7,275,000, respectively.
Reimbursable costs and expenses as a percentage of sales for the quarter ended June 30, 3005 was 35.8% compared to 37.5% for the quarter ended June 30, 2004. The increase in reimbursable costs and expenses of $427,000 was primarily due to an increase of approximately $804,000 in reimbursable costs and expenses attributable to Market Vision clients offset by a decrease of approximately $377,000 in reimbursable costs and expenses attributable to other clients.

         Outside Production Costs and Expenses. Outside production costs and expenses consist of the costs of purchased materials, media, services and other expenditures incurred in connection with and directly related to sales. Outside production costs for the three months ended June 30, 2005 were $6,196,000 compared to $4,399,000 for the three months ended June 30, 2004, an increase of $1,797,000. Outside production costs as a percentage of sales (exclusive of reimbursements of costs and expenses) amounted to 44.9% and 36.3%, respectively, in the quarters ended June 30, 2005 and 2004. The weighted mix of outside production costs and the mark-up related to these components may vary significantly from project to project based on the type and scope of the service being provided. Accordingly, for the quarters ended June 30, 2005 and 2004, outside production costs as a percentage of sales are reflective of the aggregate mix of client projects during such periods. For the three months ended June 30, 2005, outside production costs and expenses as a percentage of the revenue earned on the associated contracts, were higher than during the three months ended June 30, 2004.

         Salaries, Payroll Taxes and Benefits. Salaries, payroll taxes and benefits, exclusive of program reimbursable costs, consist of the salaries, payroll taxes and benefit costs related to all direct labor, indirect labor and overhead personnel. For the quarter ended June 30, 2005, salaries, payroll taxes and benefits were $5,885,000, compared to $5,243,000 for the quarter need June 30, 2004. The increase in these costs of $642,000 was primarily attributable to increased staffing to support an anticipated Fiscal 2006 increase in the level of operations. Salaries, payroll taxes and benefits as a percentage of sales (exclusive of reimbursable costs and expenses) amounted to 42.6% and 43.3%, respectively, in the quarters ended June 30, 2005 and 2004.

         General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees and other overhead expenses which for the three months ended June 30, 2005 were $2,531,000, compared to $2,077,000 for the three months ended June 30, 2004, an increase of $454,000. The increase in these expenses was primarily the result of increased costs in professional fees, the relocation of Market Vision's office and the inclusion of the effect of a $126,000 benefit realized in the three months ended June 30, 2004 due to the reversal of an allowance for bad debt provision previously provided for. General and administrative expenses as a percentage of sales (exclusive of reimbursable costs and expenses and the effect of the prior year's quarter benefit realized for the reversal of an allowance for bad debt provision) amounted to 18.3% and 18.2%, respectively, in the quarters ended June 30, 2005 and 2004.

         Interest Expense, Net. Net interest expense, consisting of interest expense of $65,000 offset by interest income of $9,000, for the quarter ended June 30, 2005 amounted to $56,000, a decrease of $1,000, compared to net interest expense of $57,000, consisting of interest expense of $64,000 offset by interest income of $7,000 for the quarter ended June 30, 2004.

         (Loss) Income Before (Benefit) Provision for Income Taxes and Minority Interest in Net Loss (Income) of Consolidated Subsidiary. The Company's (loss) income before the (benefit) provision for income taxes and minority interest in net loss (income) of consolidated subsidiary for the quarter ended June 30, 2005 was $(857,000) compared to income of $352,000 for the quarter ended June 30, 2004.

         (Benefit) Provision For Income Taxes. The (benefit) provision for federal, state and local income taxes for the quarters ended June 30, 2005 and 2004 were based upon the Company's estimated effective tax rate for the respective fiscal years.

         Minority Interest in the Net Loss (Income) of Consolidated Subsidiary. For the quarter ended June 30, 2005, the Company reflected a non-cash benefit of $2,000, representing a third party's 51% ownership interest in the net loss of Market Vision for the period, compared to a non-cash charge of $(39,000) for such third party's interest in the net income of Market Vision for the quarter ended June 30, 2004.

         Net (Loss) Income. As a result of the items discussed above, net loss for the quarter ended June 30, 2005 was $(566,000) compared with net income of $198,000 for the quarter ended June 30, 2004.

Liquidity and Capital Resources

         On March 24, 2005, the Company entered into an Amended and Restated Credit Agreement with Signature Bank, under which amounts available for borrowing under its revolving credit line were increased by $2,415,500 to $3 million, and the term loan portion of the credit facility was increased by $1,050,000 to $4 million. On March 25, 2005, Signature advanced the Company the increased portion of the term loan, a portion of which was used to repay the remaining $425,000 in principal outstanding under its 9% subordinated note issued in connection with its acquisition of Optimum. Borrowings under the Credit Agreement are evidenced by promissory notes and are secured by all of the Company's assets. The Company pays Signature a quarterly fee equal to .25% per annum on the unused portion of the revolving credit line. Pursuant to the Amended and Restated Credit Agreement:

     o Principal payments on the term loan are to be made in 48 equal monthly installments of $83,333, with the final payment due in March 2009. Prior to the amendment, principal payments to Signature on the term loan portion of the facility were $162,500 per month.

     o The maturity date of loans made under the revolving credit line has been extended from July 22, 2006 to March 24, 2008.

     o Interest on the revolving loans has been reduced to Signature's prime rate from its prime rate plus .50%, and interest on the term loan has been reduced to Signature's prime rate plus .50% from its prime rate plus 1.0%.

         The Credit Agreement provides for a number of affirmative and negative covenants, restrictions, limitations and other conditions including, among others, (i) limitations regarding the payment of cash dividends, (ii) restriction on the use of proceeds, (iii) prohibition on incurring a consolidated net loss, as defined in the Credit Agreement, in two consecutive fiscal quarters or any fiscal year, (iv) compliance with a defined senior debt leverage ratio and debt service ratio covenants, (v) maximum annual capital expenditures, (vi) limitation on annual capital expenditures, and (vii) maintenance of 15% of beneficially owned shares of the Company held by certain members of the Company's management. At June 30, 2005, the Company was in compliance with its covenants in the Credit Agreement.

         The analysis of the Company's statements of cash flows following the table below is inclusive of the cash flows of Market Vision. Summarized financial information of Market Vision at June 30, 2005 is as follows:

         Cash                                              $    668,000
         Current assets                                       4,252,000
         Current liabilities                                  3,154,000
         Working capital                                      1,098,000
         Net cash provided by operating activities              490,000
         Net loss                                                (4,000)

         At June 30, 2005, the Company had cash and cash equivalents of $683,000, a working capital deficit of $1,004,000, which includes approximately $8,225,000 of deferred revenue, outstanding bank loans of $4,550,000, an outstanding bank letter of credit of $500,000, stockholders' equity of $16,769,000 and $2,200,000 available for borrowing under its revolving credit line. In comparison, at March 31, 2005, the Company had cash and cash equivalents of $2,394,000, a working capital deficit of $926,000, which included approximately $7,483,000 of deferred revenue, outstanding bank loans of $4,584,500, an outstanding bank letter of credit of $500,000, $2,415,500 available for borrowing under the revolving credit line, and stockholders' equity of $17,335,000.

         Operating Activities. Net cash used in operating activities was $1,504,000 for the three months ended June 30, 2005. The net cash used in operating activities was primarily attributable to the Company's net loss of $566,000 for the quarter ended June 30, 2005, increased by (i) $789,000 related to the net effect resulting from changes in working capital and (ii) a net of $149,000 related to other non-cash items.

         Investing Activities. For the three months ended June 30, 2005, net cash used in investing activities amounted to $164,000 as a result of the purchase of fixed assets. The Company does not expect to make material investments in fixed asset purchases during the remainder of Fiscal 2006.

         Financing Activities. For the three months ended June 30, 2005, net cash used in financing activities amounted to $43,000 resulting from a net use of $35,000 to reduce bank borrowings and $8,000 used to pay costs associated with the Amended and Restated Credit Agreement.

Outlook

         Despite the loss for the quarter ended June 30, 2005, primarily as a result of lower profit margins on sales in the quarter and increased operating expenses, business trends appear favorable with the Company anticipating improvement in its profit margins and a return to profitability for the balance of the year, notwithstanding potential quarterly fluctuations in profit margins from varied projects. Management believes that cash generated from operations together with the amount currently available for borrowing under the revolving credit line will be sufficient to meet the Company's cash requirements for Fiscal 2006, although there can be no assurance in this regard. To the extent that the Company is required to seek additional external financing, there can be no assurance that the Company will be able to obtain such additional funding to satisfy its cash requirements for Fiscal 2006 or as subsequently required to repay loans under the Credit Agreement.

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

         Please refer to the Company's 2005 Annual Report on Form 10-K for a discussion of the Company's critical accounting policies relating to revenue recognition and goodwill and other intangible asset. During the three months ended June 30, 2005, there were no material changes to these policies.

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

         Outstanding Indebtedness; Security Interest. At June 30, 2005, loans outstanding from the Company's secured lender amounted to $4,550,000, and the Company had $2,200,000 of borrowing availability under its revolving credit facility. As security for its obligations under the Credit Agreement, the Company has granted the lender a first priority security interest in all of its assets. In the event of a default under the Credit Agreement, at the lender's option, (i) the principal and interest of the loans and all other obligations under the Credit Agreement will immediately become due and payable, and (ii) the lender may exercise its rights and remedies provided for in the Credit Agreement and the related security agreements, and the rights and remedies of a secured party under applicable law. In the past the Company has been required to obtain waivers with respect to its non-compliance with financial covenants provided for in the Credit Agreement, and the Company may be required to do so in the future. However, there can be no assurance that the lender would waive any future non-compliance with these covenants.

         Recent Loss. The Company sustained a net loss of approximately $566,000 for the quarter ended June 30, 2005. This loss was due in part to the unpredictable revenue patterns associated with the Company's business, as described below. There can be no assurance the Company will be profitable in future periods.

         Dependence on Key Personnel. The Company's business is managed by a limited number of key management and operating personnel. The loss of any one of those persons could have a material adverse impact on the Company's business. The Company believes that its future success will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. Several of the Company's key executives are a party to an employment agreement that expires in 2006.

         Customers. A substantial portion of the Company's sales has been dependent on one client or a limited concentration of clients. To the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise if a particular client reduces its budget allocated to the services the Company provides.

         Unpredictable Revenue Patterns. A significant portion of the Company's revenues is derived from large promotional programs which originate on a project-by-project basis. Since these projects are susceptible to change, delay or cancellation as a result of specific client financial or other marketing and manufacturing related circumstantial issues, as well as changes in the overall economy, the Company's revenue is unpredictable and may vary significantly from period to period.

         Competition. The market for promotional services is highly competitive, with hundreds of companies claiming to provide various services in the promotion industry. Some of these companies have greater financial and marketing resources than the Company. The Company competes on the basis of the quality and the degree of comprehensive services which it provides to its clients. There can be no assurance that the Company will be able to continue to compete successfully with existing or future industry competitors.

         Risks Associated with Acquisitions. Part of the Company's growth strategy is evaluating and, from time to time, engaging in discussions regarding acquisitions and strategic relationships. No assurance can be given that suitable acquisitions or strategic relationships can be identified, financed and completed on acceptable terms, or that future acquisitions, if any, will be successful.

         Expansion Risk. In the past, the Company has experienced periods of rapid expansion. This growth has increased the Company's operating complexity as well as the level of responsibility for both existing and new management personnel. The Company's ability to manage its expansion effectively will require the Company to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The Company's inability to effectively manage expansion could have a material adverse effect on its business.

         Control by Executive Officers and Directors. The Company's executive officers and directors collectively beneficially own a significant percentage of the Company's voting stock and, in effect, have the power to influence strongly the outcome of all matters requiring stockholder approval, including the election or removal of directors and the approval of significant corporate transactions. Such voting could also delay or prevent a change in the control of the Company in which the holders of Common Stock could receive a substantial premium. In addition, the Company's Credit Agreement requires certain of its executive officers to maintain, at a minimum, a 15% beneficial ownership of the Company's Common Stock during the term of the Credit Agreement.

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

Item 4.  Controls and Procedures
         -----------------------

Evaluation of Disclosure Controls and Procedures

         An evaluation was performed, under the supervision of, and with the participation of, the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were adequate and effective, as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the "Report"), in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Report.

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

Item 6.  Exhibits
         --------

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

                                       COACTIVE MARKETING GROUP, INC.


Dated: August 11, 2005                 By: /s/ JOHN P. BENFIELD
                                           -------------------------------------
                                           John P. Benfield, President
                                           (Principal Executive Officer)
                                           and Director


Dated: August 11, 2005                 By: /s/ DONALD A. BERNARD
                                           -------------------------------------
                                           Donald A. Bernard, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Accounting and Financial
                                           Officer) and Director