Form 10-Q
period 2005-09-30
COACTIVE MARKETING GROUP INC
filed 2005-11-15
CIK 886475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________


                         Commission file number 0-20394


                         COACTIVE MARKETING GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                 06-1340408
      ------------------------------                ----------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                Identification Number)


                75 Ninth Avenue
               New York, New York                           10011
     ----------------------------------------            ----------
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

                  [ ]  Yes   [X]  No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  [ ]  Yes   [X]  No

As of November 14, 2005, 6,605,303 shares of the Registrant's Common Stock, par value $.001 per share, were outstanding.

================================================================================

                                      INDEX
                                      -----

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Consolidated Financial Statements of CoActive Marketing Group, Inc. and Subsidiaries (Unaudited)

         Consolidated Balance Sheets - September 30, 2005 and
          March 31, 2005 (Audited)                                            3

         Consolidated Statements of Operations - Three and six months
          ended September 30, 2005 and 2004                                   4

         Consolidated Statement of Stockholders' Equity - Six months
          ended September 30, 2005                                            5

         Consolidated Statements of Cash Flows - Six months ended
          September 30, 2005 and 2004                                         6

         Notes to Unaudited Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          19

Item 4.  Controls and Procedures                                             19

PART II - OTHER INFORMATION
---------------------------

Items 1, 3, and 5.  Not Applicable                                           19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.        19

Item 4.  Submission of Matters to a Vote of Security Holders                 20

Item 6.  Exhibits                                                            20

SIGNATURES                                                                   21
----------


                         PART I - FINANCIAL INFORMATION
                         COACTIVE MARKETING GROUP, INC.
                           Consolidated Balance Sheets
                      September 30, 2005 and March 31, 2005
                                                                                    September 30,    March 31,
                                                                                        2005           2005*
                                                                                    -------------   -------------
                                                                                    (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                       $   1,230,213   $   2,394,248
    Accounts receivable, net of allowance for doubtful accounts of
       $139,000 at September 30, 2005 and $69,000 at March 31, 2005                    10,558,090       9,321,653
    Unbilled contracts in progress                                                      4,599,117       3,739,233
    Deferred contract costs                                                               517,420         656,577
    Note and interest receivable from officer                                             805,536              --
    Prepaid expenses and other current assets                                             315,260         533,421
    Prepaid taxes and other receivables                                                   162,405         123,902
                                                                                    -------------   -------------
       Total current assets                                                            18,188,041      16,769,034


Property and equipment, net                                                             4,149,332       4,252,327

Note and interest receivable from officer                                                      --         789,459
Goodwill, net                                                                          19,895,694      19,895,694
Intangible asset                                                                          200,000         200,000
Deferred financing costs, net                                                              90,073          82,142
Other assets                                                                              487,112         386,601
                                                                                    -------------   -------------
    Total assets                                                                    $  43,010,252   $  42,375,257
                                                                                    =============   =============
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                                $   5,173,344   $   5,013,409
    Deferred revenue                                                                    8,171,819       7,870,082
    Accrued job costs                                                                   3,024,286       2,174,885
    Accrued compensation                                                                1,202,819         425,855
    Other accrued liabilities                                                             740,746       1,192,141
    Accrued taxes payable                                                                  63,448         144,396
    Deferred taxes payable                                                                131,591          84,308
    Notes payable bank - current                                                        1,000,000       1,000,000
                                                                                    -------------   -------------
       Total current liabilities                                                       19,508,053      17,905,076

Notes payable bank - long term                                                          2,500,000       3,584,500
Deferred rent                                                                           2,639,256       2,649,091
Minority interest of consolidated subsidiary                                              685,955         645,971
 Deferred taxes payable                                                                   328,094         464,991
                                                                                    -------------   -------------
    Total liabilities                                                                  25,661,358      25,249,629
                                                                                    -------------   -------------
Stockholders' equity:
    Class A convertible preferred stock, par value $.001; authorized 650,000                   --              --
       shares; none issued and outstanding
    Class B convertible preferred stock, par value $.001; authorized 700,000                   --              --
       shares; none issued and outstanding
    Preferred stock, undesignated; authorized 3,650,000 shares; none issued and                --              --
       outstanding
    Common stock, par value $.001; authorized 25,000,000 shares; issued and outstanding 6,605,303 shares at September 30, 2005 and 6,621,690 at
       March 31, 2005                                                                       6,605           6,261
    Additional paid-in capital                                                         10,036,526       9,649,023
    Retained earnings                                                                   7,305,763       7,470,344
                                                                                    -------------   -------------
       Total stockholders' equity                                                      17,348,894      17,125,628
                                                                                    -------------   -------------
    Total liabilities and stockholders' equity                                      $  43,010,252   $  42,375,257
                                                                                    =============   =============

* The consolidated balance sheet as of March 31, 2005 has been summarized from the Company's restated audited balance sheet as of that date, which the Company intends to file as soon as practicable. See accompanying notes to unaudited consolidated financial statements.


                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Operations
             Three and Six Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                       Three Months Ended              Six Months Ended
                                                          September 30,                  September 30,
                                                  ----------------------------    ----------------------------
                                                      2005            2004            2005            2004
                                                  ------------    ------------    ------------    ------------
Sales                                             $ 27,186,383    $ 23,223,187    $ 48,698,926    $ 42,626,281

Operating expenses:
     Reimbursable costs and expenses                 9,460,427       7,079,072      17,416,236      14,354,556
     Outside production costs and expenses           7,902,492       7,787,180      13,844,571      12,186,048
     Salaries, payroll taxes and benefits            6,115,384       4,898,849      12,000,067      10,142,005
     General and administrative expense              2,937,779       2,228,742       5,468,406       4,305,333
                                                  ------------    ------------    ------------    ------------
Total operating expenses                            26,416,082      21,993,843      48,729,280      40,987,942
                                                  ------------    ------------    ------------    ------------

Operating income (loss)                                770,301       1,229,344         (30,354)      1,638,339

Interest expense, net                                   61,545          63,830         117,865         120,952
                                                  ------------    ------------    ------------    ------------
Income (loss) before provision (benefit) for
     income taxes and minority interest in net
     income of consolidated subsidiary                 708,756       1,165,514        (148,219)      1,517,387

Provision (benefit) for income taxes                   265,323         434,402         (23,622)        549,745
                                                  ------------    ------------    ------------    ------------
Net income (loss) before minority interest in
     net income of consolidated subsidiary             443,433         731,112        (124,597)        967,642

Minority interest in net income of consolidated
     subsidiary                                        (41,995)        (71,286)        (39,984)       (110,279)
                                                  ------------    ------------    ------------    ------------

Net income (loss)                                 $    401,438    $    659,826    $   (164,581)   $    857,363
                                                  ============    ============    ============    ============
Net income (loss) per common share:
     Basic                                        $        .06    $        .11    $       (.03)   $        .14
                                                  ============    ============    ============    ============
     Diluted                                      $        .06    $        .10    $       (.03)   $        .13
                                                  ============    ============    ============    ============

Weighted average number of common shares:
        Basic                                        6,325,443       5,941,856       6,293,567       5,941,856
        Dilutive effect of options and warrants        622,536         413,439              --         430,207
                                                  ------------    ------------    ------------    ------------
        Diluted                                      6,947,979       6,355,295       6,293,567       6,372,063
                                                  ============    ============    ============    ============

See accompanying notes to unaudited consolidated financial statements.


                         COACTIVE MARKETING GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                       Six Months Ended September 30, 2005
                                   (Unaudited)


                                           Common Stock
                                          par value $.001          Additional                      Total
                                   ---------------------------      Paid-in       Retained      Stockholders'
                                      Shares         Amount         Capital       Earnings         Equity
                                   ------------   ------------   ------------   ------------    ------------
Balance, March 31, 2005               6,261,690   $      6,261   $  9,649,023   $  7,470,344    $ 17,125,628

Exercise of options and warrants        343,613            344        387,503             --         387,847

Net loss                                     --             --             --       (164,581)       (164,581)
                                   ------------   ------------   ------------   ------------    ------------
Balance, September 30, 2005           6,605,303   $      6,605   $ 10,036,526   $  7,305,763    $ 17,348,894
                                   ============   ============   ============   ============    ============

See accompanying notes to unaudited consolidated financial statements.


                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Cash Flows
                  Six Months Ended September 30, 2005 and 2004
                                   (Unaudited)
                                                                                             2005           2004
                                                                                         ------------   ------------
Cash flows from operating activities:
    Net (loss) income                                                                    $   (164,581)  $    857,363
    Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
        Depreciation and amortization                                                         392,593        326,170
        Deferred rent amortization                                                            (28,215)            --
        Provision (credit) for bad debt expense                                                70,400       (101,544)
        Interest income on note receivable from officer                                       (16,077)       (13,977)
        Deferred income taxes                                                                 (89,614)       532,643
        Minority interest of consolidated subsidiary                                           39,984        110,279
        Changes in operating assets and liabilities:
           (Increase) in accounts receivable                                               (1,306,837)    (5,056,157)
           (Increase) in unbilled contracts in progress                                      (859,884)      (495,414)
           Decrease (increase) in deferred contract costs                                     139,157       (699,016)
           Decrease in prepaid expenses and other assets                                      136,030        182,216
           (Increase) decrease in prepaid taxes and other receivables                         (38,503)        92,443
           Increase in accounts payable                                                       159,935      2,519,649
           Increase in deferred revenue                                                       301,737        477,640
           Increase in accrued job costs                                                      849,401      2,394,795
           Increase (decrease) in accrued compensation                                        776,964        (34,783)
           (Decrease) in accrued taxes payable                                                (80,948)            --
           (Decrease) increase in other accrued liabilities                                  (451,395)       473,943
                                                                                         ------------   ------------
           Net cash (used in) provided by operating activities                               (169,853)     1,566,250
                                                                                         ------------   ------------
Cash flows from investing activities:
    Purchases of fixed assets                                                                (278,149)      (126,164)
                                                                                         ------------   ------------
           Net cash used in investing activities                                             (278,149)      (126,164)
                                                                                         ------------   ------------
Cash flows from financing activities:
    Borrowings of debt                                                                      3,800,000             --
    Proceeds from exercise of stock options and warrants                                      387,847             --
    Repayments of debt                                                                     (4,884,500)      (475,000)
    Financing costs                                                                           (19,380)       (36,944)
    Costs incurred in connection with sale of stock                                                --         (8,400)
                                                                                         ------------   ------------
           Net cash used in financing activities                                             (716,033)      (520,344)
                                                                                         ------------   ------------
           Net (decrease) increase in cash and cash equivalents                            (1,164,035)       919,742

Cash and cash equivalents at beginning of period                                            2,394,248      3,164,158
                                                                                         ------------   ------------
Cash and cash equivalents at end of period                                               $  1,230,213   $  4,083,900
                                                                                         ============   ============
Supplemental disclosures of cash flow information:
    Interest paid during the period                                                      $    121,361   $    133,067
                                                                                         ============   ============
    Income tax paid during the period                                                    $    145,555   $     10,577
                                                                                         ============   ============
Noncash activities relating to investing and financing activities:
    Amortization of projected reimbursements from clients for straight lining of rent    $     18,380   $         --
                                                                                         ============   ============

See accompanying notes to unaudited consolidated financial statements.

                 CoActive Marketing Group, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

                           September 30, 2005 and 2004


(1)      Basis of Presentation
         ---------------------

         The interim financial statements of CoActive Marketing Group, Inc. (the "Company") for the three and six months ended September 30, 2005 and 2004 have been prepared without audit. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three and six months ended September 30, 2005 are not necessarily indicative of the results for a full year.

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

         Restatement

         The consolidated financial statements as of and for the fiscal year ended March 31, 2005 were restated as a result of the Company's identification of the erroneous recording of $350,000 of revenues in its third quarter ended December 31, 2004 with respect to a customer contract under which the Company had been paid but not yet rendered the services that would entitle it to recognize such revenues. Accounting errors resulted in a misstatement in prepaid taxes, total current assets, total assets, deferred revenue, deferred taxes payable, total current liabilities, total liabilities, retained earnings, total stockholders' equity, total liabilities and stockholders' equity, operating income, income before provision for income taxes, provision for income taxes, net income before minority interest in net income of consolidated subsidiary, net income, and basic and diluted net income per share. There were related adjustments to the Company's consolidated statement of stockholders' equity and consolidated statement of cash flows, without any affect on the Company's cash or net cash provided from operations at and for the fiscal year ended March 31, 2005. The Company intends to file amended quarterly reports on Form 10-Q/A for the periods ended December 31, 2004 and June 30, 2005 and an amended annual report on Form 10-K/A for the fiscal year ended March 31, 2005 as soon as practicable. The effect on the revised presentation of the Company's consolidated balance sheet at March 31, 2005 is presented below:

                                           As previously
                                              reported      As restated
                                            ------------   ------------
              Prepaid taxes and other
                receivables                 $     86,402   $    123,902
              Total current assets            16,731,534     16,769,034
              Total assets                    42,337,757     42,375,257
              Deferred revenue                 7,482,926      7,870,082
              Deferred taxes payable             224,170         84,308
              Total current liabilities       17,657,782     17,905,076
              Total liabilities               25,002,335     25,249,629
              Retained earnings                7,680,138      7,470,344
              Total stockholders'
                equity                        17,335,422     17,125,628
              Total liabilities and
                stockholders' equity          42,337,757     42,375,257

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

(3)      Adoption of FIN 46R
         -------------------

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51," with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. The provisions regarding implementation dates were revised by FIN 46 (Revised) ("FIN 46R"). The consolidation requirements of FIN 46R apply to variable interest entities in the first year or interim period ending after March 15, 2004. Effective in the fourth quarter of Fiscal 2004, the Company adopted FIN 46R as it relates to the activities of its Market Vision affiliate. Accordingly, the operations and financial statements of Market Vision for the three and six months ended September 30, 2005 and 2004 are included in the consolidated financial statements of the Company.

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

(5)      Revenue Recognition
         -------------------

         The Company's revenues are generated from projects subject to contracts requiring the Company to provide its services within specified time periods, generally ranging up to twelve months. As a result, on any given date, the Company has projects in process at various stages of completion. Depending on the nature of the contract, revenue is recognized as follows: (i) on time and material service contracts, revenue is recognized as services are rendered and the costs are incurred; (ii) on fixed price retainer contracts, revenue is recognized on a straight-line basis over the term of the contract; (iii) on fixed price multiple services contracts, revenue is recognized over the term of the contract for the fair value of segments of the services rendered which qualify as separate activities or delivered units of service; to the extent multi-service arrangements are deemed inseparable, revenue on these contracts is recognized as the contracts are completed; (iv) on certain fixed price contracts, revenue is recognized on a percentage of completion basis, whereby the percentage of completion is determined by relating the actual costs incurred to date to the estimated total costs for each contract; (v) on other fixed price contracts, revenue is recognized on the basis of proportional performance as certain key milestones are delivered. Costs associated with the fulfillment of projects are accrued and recognized proportionately to the related revenue in order to ensure a matching of revenue and expenses in the proper period. Provisions for anticipated losses on uncompleted projects are made in the period in which such losses are determined.

(6)      Goodwill and Intangible Asset
         -----------------------------

         Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company's subsidiary companies. The Company's other intangible asset consists of an Internet domain name and related intellectual property rights.

         Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Goodwill impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of earnings. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has five reporting units representing each of its subsidiaries. The Company has completed its impairment review for each reporting unit as of March 31, 2005 and no impairment in the recorded goodwill and intangible asset was identified. During the six months ended September 30, 2005, the Company has not identified any indication of goodwill impairment. Goodwill and the intangible asset will be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded.

(7)      Net Income (Loss) Per Share
         ---------------------------

         For the three months ended September 30, 2005 527,157 of options and warrants, which expire through April 30, 2015, to purchase common stock at prices ranging from $3.38 to $10.00 per share were excluded from the computation of diluted earnings per share because the exercise prices exceeded the then fair market value of the Company's common stock. For the six months ended September 30, 2005, as their effect would have been anti-dilutive, options and warrants which expire through April 30, 2015, to purchase approximately 2,200,000 shares of common stock at prices ranging from $1.12 to $10.00 were excluded from the computation of diluted earnings per share due to the Company incurring a net loss for the six months ended September 30, 2005. For the three and six months ended September 30, 2004, options and warrants, which expire through April 30, 2014, to purchase 1,706,232 shares of common stock at prices ranging from $2.31 to $10.00 were excluded from the computation of diluted earnings per share because the exercise prices exceeded the then fair market value of the Company's common stock.

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

(12)     Notes Payable Bank
         ------------------

         At September 30, 2005, the Company's bank borrowings of $3,500,000 consist of an amortizing term loan with an outstanding principal balance of $3,500,000 and a revolving credit loan with no outstanding principal balance (exclusive of a letter of credit outstanding in the amount of $500,000). Pursuant to an Amended and Restated Credit Agreement ("Credit Agreement") entered into with a bank on March 24, 2005, the maximum amount available for borrowing under the revolving credit line is $3,000,000, and the term loan is repayable in monthly installments of principal in the amount of $83,333. The Credit Agreement provides for a number of affirmative and negative covenants, inclusive of a number of financial covenants of which the Company was in compliance with at September 30, 2005.

(13)     Income Taxes
         ------------

         The provision (benefit) for income taxes for the three and six months ended September 30, 2005 and 2004 is based upon the Company's estimated effective tax rate for the respective fiscal years.

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

         The following table illustrates the effects on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock based incentive plans:

                                             Three Months     Three Months       Six Months      Six Months
                                                 Ended            Ended            Ended            Ended
                                            Sept. 30, 2005   Sept. 30, 2004   Sept. 30, 2005   Sept. 30, 2004
                                            --------------   --------------   --------------   --------------
Net income (loss) as reported               $      401,438   $      659,826   $     (164,581)  $      857,363
Less compensation expense determined
  under the fair value method, net of
  tax (1)                                            9,550           54,694           19,100          109,387
                                            --------------   --------------   --------------   --------------

Pro forma net income (loss)                 $      391,888   $      605,132   $     (183,681)  $      747,976
                                            ==============   ==============   ==============   ==============

Net income (loss) per share - Basic:
  As reported                               $          .06   $          .11   $         (.03)  $          .14
  Pro forma                                 $          .06   $          .10   $         (.03)  $          .13

Net income (loss) per share - Diluted:
  As reported                               $          .06   $          .10   $         (.03)  $          .13
  Pro forma                                 $          .06   $          .10   $         (.03)  $          .12

     (1) Compensation expense for the three and six months ended September 30, 2004 has been restated to reflect net of tax amounts. The effect of this restatement was not material.

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

(16)     Lease Accounting Correction
         ---------------------------

         Until the fourth quarter of Fiscal 2005, the Company recognized certain lease obligations as they became due and payable. In light of announcements made by a number of public companies regarding lease accounting and a Securities and Exchange Commission ("SEC") clarification on the subject, the Company corrected its lease accounting. As a result, with regard to one of its office leases, the Company corrected its computation of rent expense, depreciation of leasehold improvements and the classification of landlord allowances related to leasehold improvements. The correction does not affect the Company's historical or future cash flows or the timing of payments under the related lease. The effect on the Company's prior years' (including the three and six months ended September 30, 2004) earnings per share, cash flow from operations and stockholders' equity were deemed to be immaterial therefore requiring no restatement.

         In connection with the correction, at March 31, 2005, the Company recorded an increase in property and equipment - leasehold improvements, of $1,979,000, an increase in other assets of $371,000, an increase in deferred rent of $2,649,000 and a decrease in deferred taxes payable of $119,000.

         The Company has historically received reimbursements from certain clients for expenses, including, but not limited to, rent. Such reimbursements are made based on current rental payments payable independent of any straight-lining accounting methodology. Accordingly, in order to match the effect of the straight line rent adjustment to projected future reimbursements from clients, the Company has recorded a deferred asset for the estimated portion allocable to these clients as of March 31, 2005 as a result of the correction of this error. At September 30, 2005 and March 31, 2005, the projected reimbursements from these clients for the effect of the straight line adjustment amounted to approximately $390,000 and $371,000, respectively, and are included in other assets. This asset will be amortized over the period of the clients' expected reimbursement. Should any of these clients elect not to renew their contracts with the Company prior to the payment of such amounts, the remaining asset or portion thereof may result in a charge to earnings.

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

Overview

         CoActive Marketing Group, Inc., through its wholly-owned subsidiaries Inmark Services LLC, Optimum Group LLC, U. S. Concepts LLC and Digital Intelligence Group LLC, together with its affiliate Garcia Baldwin, Inc. doing business as Market Vision, is a multicultural, integrated sales promotional and marketing services agency. Our client base predominantly consists of Fortune 500 companies. We develop, manage and execute sales promotion programs at both national and local levels. Our programs help our clients effectively promote their goods and services directly to retailers and consumers and are intended to assist them in achieving a maximum impact and return on their marketing investment. Our activities reinforce brand awareness, provide incentives to retailers to order and display our clients' products, and motivate consumers to purchase those products.

         Our services include experiential and event marketing, interactive marketing, Hispanic marketing, and all elements of consumer and trade promotion and are marketed directly to our clients by our sales force operating out of offices located in Great Neck and New York, New York; Cincinnati, Ohio; Atlanta, Georgia; Chicago, Illinois; San Francisco, California and San Antonio, Texas.

Restatement

         The consolidated financial statements as of and for the fiscal year ended March 31, 2005 were restated as the result of our identification of the erroneous recording of $350,000 of revenues in its third quarter ended December 31, 2004 with respect to a customer contract under which we had been paid but not yet rendered the services that would entitle us to recognize such revenues. As a result, the Company will file with the SEC amended quarterly reports on Form 10-Q/A for the periods ended December 31, 2004 and June 30, 2005, and an amended annual report on Form 10-K/A for the fiscal year ended March 31, 2005. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, during the quarter ended September 30, 2005 we implemented procedures intended to strengthen our internal control processes and prevent a recurrence of future errors of this nature.

Lease Accounting Correction

         Until the fourth quarter of Fiscal 2005, the Company recognized certain lease obligations as they became due and payable. In light of announcements made by a number of public companies regarding lease accounting and a SEC clarification on the subject, the Company corrected its lease accounting. As a result, with regard to one of its office leases, the Company corrected its computation of rent expense, depreciation of leasehold improvements and the classification of landlord allowances related to leasehold improvements. The correction does not affect the Company's historical or future cash flows or the timing of payments under the related lease. The effect on the Company's prior years' (including the three and six months ended September 30, 2004) earnings per share, cash flow from operations and stockholders' equity were deemed to be immaterial therefore requiring no restatement.

         As a result of the correction, at March 31, 2005, the Company recorded an increase in property and equipment - leasehold improvements, of $1,979,000, an increase in other assets of $371,000, an increase in deferred rent of $2,649,000 and a decrease in deferred taxes payable of $119,000.

         The Company has historically received reimbursements from certain clients for expenses, including, but not limited to, rent. Such reimbursements are made based on current rental payments payable independent of any straight-lining accounting methodology. Accordingly, in order to match the effect of the straight line rent adjustment to projected future reimbursements from clients, the Company has recorded a deferred asset for the estimated portion allocable to these clients as of March 31, 2005 as a result of the correction of this error. At September 30, 2005 and March 31, 2005, the projected reimbursements from these clients for the effect of the straight line adjustment amounted to approximately $390,000 and $371,000, respectively, and are included in other assets. This asset will be amortized over the period of the clients' expected reimbursement. Should any of these clients elect not to renew their contracts with the Company prior to the payment of such amounts; the remaining asset or portion thereof may result in a charge to earnings.

         The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2005.

Results of Operations

         The following table presents operating data of the Company expressed as a percentage of sales for the three and six months ended September 30, 2005 and 2004:

                                                                   Three Months Ended          Six Months Ended
                                                                     September 30,               September 30,
                                                                -----------------------    ------------------------
                                                                   2005         2004          2005          2004
                                                                ----------   ----------    -----------   ----------
Statement of Operations Data:
Sales                                                                100.0%       100.0%         100.0%       100.0%
Reimbursable costs and expenses                                       34.8%        30.5%          35.8%        33.7%
Outside production costs and expenses                                 29.1%        33.5%          28.4%        28.6%
Salaries, payroll taxes and benefits                                  22.5%        21.1%          24.6%        23.8%
General and administrative expense                                    10.8%         9.6%          11.2%        10.1%
Total operating expenses                                              97.2%        94.7%         100.1%        96.2%
Operating income (loss)                                                2.8%         5.3%          (0.1)%        3.8%
Interest expense, net                                                  0.2%         0.3%           0.2%         0.3%
Income (loss) before  provision (benefit) for income taxes
     and minority interest in net income of consolidated
     subsidiary                                                        2.6%         5.0%          (0.3)%        3.6%
Provision (benefit) for income taxes                                   1.0%         1.9%            --          1.3%
Minority interest in net income of consolidated subsidiary            (0.2)%       (0.3)%         (0.1)%       (0.3)%
Net income (loss)                                                      1.5%         2.8%          (0.3)%        2.0%

         The following table presents operating data of the Company, expressed as a comparative percentage of change for the three and six months ended September 30, 2005 compared to the three and six months ended September 30, 2004 and the three and six months ended September 30, 2004 compared to the three and six months ended September 30, 2003, retroactively adjusted for (i) the EITF 00-21 accounting change effective April 1, 2003, exclusive of the associated cumulative effect of the change in accounting principle and (ii) the operating results of Market Vision effective April 1, 2003.

                                                                   Three Months Ended          Six Months Ended
                                                                     September 30,               September 30,
                                                                -----------------------    ------------------------
                                                                   2005         2004          2005          2004
                                                                ----------   ----------    -----------   ----------
Statement of Operations Data:
Sales                                                                 17.1%        40.3%          14.2%        16.0%
Reimbursable costs and expenses                                       33.6%        66.0%          21.3%        66.4%
Outside production costs and expenses                                  1.5%        54.6%          13.6%        (3.2)%
Salaries, payroll taxes and benefits                                  24.8%         2.3%          18.3%         9.0%
General and administrative expense                                    31.8%        (6.5)%         27.0%        (6.8)%
Total operating expenses                                              20.1%        33.5%          18.9%        16.6%
Operating income (loss)                                              (37.3)%    1,400.7%        (101.9)%        1.4%
Interest expense, net                                                 (3.6)%       15.2%          (2.6)%        1.9%
Income (loss) before  provision (benefit) for income taxes
     and minority interest in net income of consolidated
     subsidiary                                                      (39.2)%    4,295.0%        (109.8)%        1.3%
Provision (benefit) for income taxes                                 (38.9)%    7,297.9%        (104.3)%      (10.9)%
Minority interest in net income of consolidated subsidiary           (41.1)%      710.0%         (63.7)%   (1,289.2)%
Net income (loss)                                                    (39.2)%    5,470.0%        (119.2)%       (3.7)%

         Sales. Sales for the quarter ended September 30, 2005 were $27,186,000, compared to sales of $23,223,000 for the quarter ended September 30, 2004, an increase of $3,963,000. Sales for the six months ended September 30, 2005 were $48,699,000, compared to sales of $42,626,000 for the six months ended September 30, 2004, an increase of $6,073,000. The following table presents a comparative summary of the components of sales for the three and six months ended September 30, 2005 and 2004:

                                       Three Months Ended                           Six Months Ended
                                         September 30,                               September 30,
                         ------------------------------------------  -----------------------------------------
    Sales                    2005        %         2004        %         2005        %         2004        %
    -----                -----------   -----   -----------   -----   -----------   -----   -----------   -----
Core business            $16,353,564    60.2   $15,235,101    65.6   $28,692,978    58.9   $26,540,935    62.2
Market Vision              1,372,392     5.0       909,014     3.9     2,589,712     5.3     1,730,790     4.1
Reimbursable costs and
   expenses                9,460,427    34.8     7,079,072    30.5    17,416,236    35.8    14,354,556    33.7
                         -----------   -----   -----------   -----   -----------   -----   -----------   -----
   Total sales           $27,186,383   100.0   $23,223,187   100.0   $48,698,926   100.0   $42,626,281   100.0
                         ===========   =====   ===========   =====   ===========   =====   ===========   =====

         The Company's increase in its core business sales for the three and six months ended September 30, 2005 reflects (i) cross-sold services provided on behalf of Market Vision, and (ii) increased overall marketing services provided to clients.

         The increase in sales for Market Vision for the three and six months ended September 30, 2005 was due to an overall increase in demand for Hispanic marketing services, partially offset by a delay in the execution of a particular client project. The delayed project is expected to be executed in the quarters ending December 31, 2005 and March 31, 2006.

         In the delivery of certain services to our clients, the Company purchases a variety of items and services on their behalf for which it is reimbursed. The amount of reimbursable costs and expenses, which are included in revenues, will vary from period to period, based on the type and scope of the promotional service being provided.

         Operating Expenses. Operating expenses for the three and six months ended September 30, 2005 increased by $4,422,000 and $7,741,000, respectively, and amounted to $26,416,000 and $48,729,000, respectively, compared to $21,994,000 and $40,988,000, respectively, for the three and six months ended September 30, 2004. The increase in operating expenses for the three and six month periods resulted from the aggregate of the following:

         Reimbursable Costs and Expenses. In the delivery of certain services to our clients, the Company purchases a variety of items and program services on their behalf for which it is reimbursed. The amount of reimbursable costs and expenses will vary from period to period, based on the type and scope of the promotional service being provided. Reimbursable costs and expenses for the three and six months ended September 30, 2005 were $9,460,000 and $17,416,000, respectively, compared to $7,079,000 and $14,355,000 for the three and six months ended September 30, 2004, respectively. Reimbursable costs and expenses as a percentage of sales for the three and six months ended September 30, 2005 were 34.8% and 35.8% compared to 30.5% and 33.7% for the three and six months ended September 30, 2004. The increase in reimbursable costs and expenses in Fiscal 2006 was primarily due to increased program services from core business activities, in particular the Company's largest client Diageo North America, Inc. ("Diageo"). Programs that the Company executes for Diageo typically include reimbursed cost and expense components. In addition, in Fiscal 2006 there were several new projects that included significant reimbursable cost and expense components.

         Outside Production Costs and Expenses. Outside production costs and expenses consist of the costs of purchased materials, media, services and other expenditures incurred in connection with and directly related to sales. Outside production costs for the three and six months ended September 30, 2005 were $7,902,000 and $13,845,000 compared to $7,787,000 and $12,186,000 for the three and six months ended September 30, 2004, an increase of $115,000 and $1,659,000 for the three and six months ended September 30, 2005 and 2004, respectively. The weighted mix of outside production costs and the mark-up related to these components may vary significantly from project to project based on the type and scope of the service being provided. Accordingly, for the three and six months ended September 30, 2005 and 2004, outside production costs as a percentage of sales are reflective of the aggregate mix of client projects during such periods. For the three months ended September 30, 2005, outside production costs and expenses as a percentage of sales (exclusive of reimbursements of costs and expenses), decreased to 44.6% from 48.2% in the comparable period in the prior year. For the six months ended September 30, 2005, outside production costs as a percentage of sales (exclusive of reimbursements of costs and expenses) amounted to 44.3% compared to 43.1% for the six months ended September 30, 2004.

         Salaries, Payroll Taxes and Benefits. Salaries, payroll taxes and benefits, exclusive of program reimbursable costs, consist of the salaries, payroll taxes and benefit costs related to all direct labor, indirect labor and overhead employees. For the three and six months ended September 30, 2005, salaries, payroll taxes and benefits were $6,115,000 and $12,000,000, respectively, compared to $4,899,000 and $10,142,000, respectively, for the three and six months ended September 30, 2004. The increase in these costs of $1,216,000 and 1,858,000, respectively, was primarily attributable to increased staffing to support an anticipated Fiscal 2006 increase in the level of operations to service the Company's core business activities (in particular Diageo and experiential events and interactive marketing programs) and Market Vision sales. As a result of the increase in client relationships entered into during the preceding twelve months Market Vision has increased its account service and creative staff in order to service and adequately support the projects which have been generated, and are expected to be generated.. It is expected that the Market Vision staffing infrastructure currently in place will have the capacity to service projects for the balance of Fiscal 2006 without any further staffing increases. Salaries, payroll taxes and benefits as a percentage of sales (exclusive of reimbursable costs and expenses) amounted to 34.5% and 38.4%, respectively, for the three and six months ended September 30, 2005, compared to 30.3% and 35.9%, respectively, for the three and six months ended September 30, 2004.

         General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees and other overhead expenses which for the three and six months ended September 30, 2005 were $2,938,000 and $5,468,000, respectively, compared to $2,229,000 and $4,305,000, respectively, for the comparative prior years periods, an increase of $709,000 and $1,163,000, respectively. The increase in these expenses was primarily the result of increased marketing expenses, professional fees, the relocation of Market Vision's office net of a $126,000 benefit realized in the six months ended September 30, 2004 from the reversal of an allowance for bad debt provision relating to an account that was collected. General and administrative expenses as a percentage of sales (exclusive of reimbursable costs and expenses and the effect of the prior year's benefit realized for the reversal of an allowance for bad debt provision) amounted to 16.6% and 17.5%, respectively, for the three and six months ended September 30, 2005, compared to 14.6% and 15.7%, respectively, for the comparable prior year periods.

         Interest Expense, Net. Net interest expense, consisting of interest expense of $71,000 offset by interest income of $9,000, for the quarter ended September 30, 2005 amounted to $62,000, a decrease of $2,000, compared to net interest expense of $64,000, consisting of interest expense of $71,000 offset by interest income of $7,000 for the quarter ended September 30, 2004. Net interest expense, consisting of interest expense of $136,000 offset by interest income of $18,000, for the six months ended September 30, 2005 amounted to $118,000, an increase of $3,000, compared to net interest expense of $121,000, consisting of interest expense of $135,000 offset by interest income of $14,000, for the six months ended September 30, 2004. Net interest expense for the three and six months ended September 30, 2005 remained relatively consistent compared to the three and six months ended September 30, 2004.

         Income (Loss) Before Provision (Benefit) for Income Taxes and Minority Interest in Net Income of Consolidated Subsidiary. The Company's income (loss) before the provision (benefit) for income taxes and minority interest in net income of consolidated subsidiary for the three and six months ended September 30, 2005 was $709,000 and $(148,000) compared to income of $1,165,000 and
$1,517,000 for the three and six months ended September 30, 2004. In each of the quarters ended March 31, 2005 and June 30, 2005, the Company reported a net loss. The increased sales volume in the quarter ended September 30, 2005 was the primary driver of the Company's return to profitability. However, during the first half of the Company's fiscal year, increases in core business revenues were offset by decreases in Market Vision revenues as well as increases in operating expenses.

         Provision (Benefit) For Income Taxes. The provision (benefit) for federal, state and local income taxes for the three and six months ended September 30, 2005 and 2004 were based upon the Company's estimated effective tax rate for the respective fiscal years.

         Minority Interest in the Net Income of Consolidated Subsidiary. For the three and six months ended September 30, 2005, the Company reflected a non-cash charge of $(42,000) and $(40,000), respectively, representing a third party's 51% ownership interest in the net income of Market Vision, compared to a non-cash charge of $(71,000) and $(110,000) for such third party's interest in the net income of Market Vision for the three and six months ended September 30, 2004, respectively.

         Net Income (Loss) and Earnings (Loss) per Share. As a result of the items discussed above, net income (loss) for the three and six months ended September 30, 2005 was $401,000 and $(165,000), respectively, compared to net income of $660,000 and $857,000 for the prior year quarter and six month period ended September 30, 2004. Fully diluted earnings (loss) per share amounted to $.06 and (.03) for the three and six months ended September 30, 2005, respectively, compared to $.10 and $.13 in the three and six months ended September 30, 2004.

Liquidity and Capital Resources

         On March 24, 2005, the Company entered into an Amended and Restated Credit Agreement with Signature Bank, under which amounts available for borrowing under its revolving credit line were increased by $2,415,500 to $3 million, and the term loan portion of the credit facility was increased by $1,050,000 to $4 million. On March 25, 2005, Signature advanced the Company the increased portion of the term loan, a portion of which was used to repay the remaining $425,000 in principal outstanding under its 9% subordinated note issued in connection with its acquisition of Optimum Group. Borrowings under the Credit Agreement are evidenced by promissory notes and are secured by all of the Company's assets. The Company pays Signature a quarterly fee equal to .25% per annum on the unused portion of the revolving credit line. Pursuant to the Amended and Restated Credit Agreement:

     o Principal payments on the term loan are to be made in 48 equal monthly installments of $83,333, with the final payment due in March 2009. Prior to the amendment, principal payments to Signature on the term loan portion of the facility were $162,500 per month.

     o The maturity date of loans made under the revolving credit line has been extended from July 22, 2006 to March 24, 2008.

     o Interest on the revolving loans has been reduced to Signature's prime rate (6.75% at September 30, 2005) from its prime rate plus .50%, and interest on the term loan has been reduced to Signature's prime rate plus .50% from its prime rate plus 1.0%.

         The Credit Agreement provides for a number of affirmative and negative covenants, restrictions, limitations and other conditions including, among others, (i) limitations regarding the payment of cash dividends, (ii) restriction on the use of proceeds, (iii) prohibition on incurring a consolidated net loss, as defined in the Credit Agreement, in two consecutive fiscal quarters or any fiscal year, (iv) compliance with a defined senior debt leverage ratio and debt service ratio covenants, (v) limitation on annual capital expenditures, and (vi) maintenance of 15% of beneficially owned shares of the Company held by certain members of the Company's management. The Credit Agreement provides for a number of financial covenants which the Company was in compliance with at September 30, 2005.

         The analysis of the Company's statements of cash flows following the table below is inclusive of the total cash flows of Market Vision. Summarized financial information of Market Vision at September 30, 2005 is as follows:

         Cash                                          $    368,000
         Current assets                                   3,223,000
         Current liabilities                              2,113,000
         Working capital                                  1,110,000
         Net cash provided by operating activities          263,000
         Cash paid for income taxes                         145,555
         Cash paid for interest                                  --
         Net income for the six months ended
           September 30, 2005                                78,000

         At September 30, 2005, the Company had cash and cash equivalents of $1,230,000, a working capital deficit of $1,320,000, which includes approximately $8,172,000 of deferred revenue, outstanding bank loans of $3,500,000, an outstanding bank letter of credit of $500,000, stockholders' equity of $17,349,000 and $3,000,000 available for borrowing under its revolving credit line. In comparison, at March 31, 2005, the Company had cash and cash equivalents of $2,394,000, a working capital deficit of $1,136,000, which included approximately $7,870,000 of deferred revenue, outstanding bank loans of $4,584,500, an outstanding bank letter of credit of $500,000, $2,415,500 available for borrowing under the revolving credit line, and stockholders' equity of $17,126,000.

         Operating Activities. Net cash used in operating activities was $170,000 for the six months ended September 30, 2005. The net cash used in operating activities was primarily attributable to the Company's net loss of $165,000 for the six months ended September 30, 2005.

         Investing Activities. For the six months ended September 30, 2005, net cash used in investing activities amounted to $278,000 as a result of the purchase of fixed assets. The Company does not expect to make material investments in fixed asset purchases during the remainder of Fiscal 2006.

         Financing Activities. For the six months ended September 30, 2005, net cash used in financing activities amounted to $716,000 resulting from a net use of $1,085,000 to reduce bank borrowings and $19,000 used to pay costs associated with the Amended and Restated Credit Agreement, offset by $388,000 from proceeds for the exercise of options and warrants .

Outlook

         The Company continues to face competitive pressures and significant compensation costs. A large portion of the Company's personnel and other fixed costs provide the Company the capacity to support significantly higher revenues. Despite these challenges, based on its existing backlog and its current sales pipeline, the Company anticipates increased revenues and profits from both its core business and Hispanic marketing activities for the balance of Fiscal 2006. In addition, the Company is currently attempting to consolidate office space to reduce occupancy costs and will continue to review strategies to reduce personnel and other fixed expenses. Management believes that cash generated from operations together with the amount currently available for borrowing under the revolving credit line will be sufficient to meet the Company's cash requirements for Fiscal 2006, although there can be no assurance in this regard. To the extent that the Company is required to seek additional external financing, there can be no assurance that the Company will be able to obtain such additional funding to satisfy its cash requirements for Fiscal 2006 or as subsequently required to repay loans under the Credit Agreement.

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

         Please refer to the Company's 2005 Annual Report on Form 10-K for a discussion of the Company's critical accounting policies relating to revenue recognition and goodwill and other intangible asset. During the six months ended September 30, 2005, there were no material changes to these policies.

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

         Outstanding Indebtedness; Security Interest. At September 30, 2005, loans outstanding from the Company's secured lender amounted to $3,500,000, and the Company had $3,000,000 of borrowing availability under its revolving credit facility. As security for its obligations under the Credit Agreement, the Company has granted the lender a first priority security interest in all of its assets. In the event of a default under the Credit Agreement, at the lender's option, (i) the principal and interest of the loans and all other obligations under the Credit Agreement will immediately become due and payable, and (ii) the lender may exercise its rights and remedies provided for in the Credit Agreement and the related security agreements, and the rights and remedies of a secured party under applicable law. In the past the Company has been required to obtain waivers with respect to its non-compliance with certain financial covenants provided for in the Credit Agreement, and the Company may be required to do so in the future. However, there can be no assurance that the lender would waive any future non-compliance with these covenants.

         Recent Loss. Prior to the Company returning to profitability in the quarter ended September 30, 2005, the Company had sustained a net loss in each of its two immediately preceding quarters. This loss was due in part to the unpredictable revenue patterns associated with the Company's business, as described below. There can be no assurance the Company will be profitable in future periods.

         Dependence on Key Personnel. The Company's business is managed by a limited number of key management and operating personnel. The loss of any one of those persons could have a material adverse impact on the Company's business. The Company believes that its future success will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. Several of the Company's key executives are a party to employment agreements that expires in the first half of calendar year 2006.

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

Item 4.  Controls and Procedures
         -----------------------

Evaluation of Disclosure Controls and Procedures

         An evaluation was performed, under the supervision of, and with the participation of, the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were adequate and effective, as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the "Report"), in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Report.

Changes in Internal Controls

         During the three months ended September 30, 2005, the Company determined that it had erroneously recorded $350,000 of revenues in the quarter ended December 31, 2004 with respect to a customer contract under which the Company had been paid but not yet rendered the services that would entitle it to recognize such revenues. As a result, the Company will file with the SEC amended quarterly reports on Form 10-Q/A for the periods ended December 31, 2004 and June 30, 2005, and an amended annual report on Form 10-K/A for the fiscal year ended March 31, 2005. After reviewing the circumstances leading up to the restatement, during the quarter ended September 30, 2005 the Company has implemented procedures intended to strengthen its internal control processes and prevent a recurrence of future errors of this nature.

         Other than as set forth above, there have been no significant changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------

Items 1, 3, 5.  Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         During the three month period ended September 30, 2005, each of John Benfield, Paul Amershadian and Donald Bernard, each a director and executive officer of the Company, exercised a warrant to purchase 34,121 shares of the Company's common stock at an exercise price of $1.12 per share. The warrants were exercised by Mr. Benfield on August 13, 2005 and by Messrs. Bernard and Amershadian on September 29, 2005. The shares of common stock issued upon such exercise were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering within the meaning of the Securities Act.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the Company was held on September 29, 2005 at 10:00 a.m. at the Company's offices at 75 Ninth Avenue, New York, New York 10011. A majority of the Company's voting shares were present at the meeting, either in person or by proxy.

         At such meeting, as set forth in the table below, the stockholders elected Paul A. Amershadian, John P. Benfield, Donald A. Bernard, James H. Feeney, Herbert M. Gardner, Thomas E. Lachenman, Brian Murphy, Marc C. Particelli and John A. Ward, III to the Board of Directors. All of these individuals will serve on the Board of Directors until the next annual meeting of stockholders and until their successors are duly elected and qualified.

         Directors                           Votes For           Votes Withheld
         ---------                           ---------           --------------
         Paul A. Amershadian                 5,865,761              62,287
         John P. Benfield                    5,865,761              62,287
         Donald A. Bernard                   5,865,761              62,287
         James H. Feeney                     5,860,561              67,487
         Herbert M. Gardner                  5,856,311              71,737
         Thomas E. Lachenman                 5,865,761              62,287
         Brian Murphy                        5,865,761              62,287
         Marc C. Particelli                  5,865,761              30,287
         John A. Ward III                    5,865,761              62,287

         In addition, as set forth below, at the Annual Meeting, stockholders approved an increase in the number of shares of Common Stock available under the Company's 2002 Long-Term Incentive Plan from 750,000 to 1,250,000, and an increase in the number of shares of Common Stock underlying stock options granted annually to each non-employee director of the Company under the Plan from 6,875 to 10,000.

Proposal To Increase Shares Available Under 2002 Plan:
-----------------------------------------------------

For               Against           Abstain          Broker Non-Votes
---               -------           -------          ----------------
3,040,344         317,176           1,900            2,568,628

Proposal To Increase Annual Option Grant:
----------------------------------------

For               Against           Abstain          Broker Non-Votes
---               -------           -------          ----------------
3,039,981         317,739           1,700            2,568,628


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

                                       COACTIVE MARKETING GROUP, INC.



Dated: November 14, 2005               By: /s/ JOHN P. BENFIELD
                                           -------------------------------------
                                           John P. Benfield, President
                                           (Principal Executive Officer)
                                           and Director



Dated: November 14, 2005               By: /s/ ERWIN I. MEVORAH
                                           -------------------------------------
                                           Erwin I. Mevorah, Chief Financial
                                           Officer (Principal Accounting and
                                           Financial Officer)