Form 10-Q/A
period 2004-12-31
COACTIVE MARKETING GROUP INC
filed 2005-12-06
CIK 886475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                         Commission file number 0-20394

                         COACTIVE MARKETING GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  06-1340408
      -------------------------------                ----------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification Number)

                  75 Ninth Avenue
                 New York, New York                     10011
      ---------------------------------------        ----------
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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the three and nine month periods ended December 31, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on February 10, 2005, (the "Original Filing") reflects a restatement of the consolidated financial statements of CoActive Marketing Group, Inc. (the "Company") for the quarter ended December 31, 2004, as discussed in Note 1 to the consolidated financial statements. The determination to restate these financial statements was made as a result of management's identification of the erroneous recording of $350,000 of revenues with respect to a customer contract under which the Company had been paid but not yet rendered the services that would entitle it to recognize such revenues. The restatement reduces the Company's net income as originally reported for both the quarter and nine month period ended December 31, 2004 by $209,000, to $449,000 ($.07 per diluted share) from $658,000 ($.10 per diluted share) and to $1,306,000 ($.20 per diluted share) from $1,516,000 ($.24 per diluted share), respectively. Further information on the restatement adjustments can be found in Note 1 to the accompanying consolidated financial statements. To reflect the cumulative effect of the foregoing adjustments on its subsequent filings with the SEC, the Company is filing contemporaneously with this Amendment No. 1, amendments to its Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and Quarterly Report on Form 10-Q for the three months ended June 30, 2005.

This Amendment No. 1 also includes related changes to the disclosures in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Controls and Procedures." Except as otherwise specifically noted, all information contained herein is as of December 31, 2004 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Original Filing.

                                      INDEX
                                      -----

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Consolidated Financial Statements of CoActive Marketing Group, Inc. and Subsidiaries (Unaudited)

                Consolidated Balance Sheets - December 31, 2004
                  (restated) and March 31, 2004                                4

                Consolidated Statements of Operations - Three and nine
                  months ended December 31, 2004 (restated) and 2003           5

                Consolidated Statement of Stockholders' Equity - Nine
                  months ended December 31, 2004 (restated)                    6

                Consolidated Statements of Cash Flows - Nine months
                  ended December 31, 2004 (restated) and 2003                  7

                Notes to Unaudited Consolidated Financial Statements           8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         20

Item 4.    Controls and Procedures                                            20

PART II - OTHER INFORMATION
---------------------------

Items 1-5. Not Applicable                                                     21

Item 6.    Exhibits and Reports on Form 8-K.                                  21

SIGNATURES                                                                    22
----------

                         PART I - FINANCIAL INFORMATION
                         COACTIVE MARKETING GROUP, INC.
                           Consolidated Balance Sheets
                      December 31, 2004 and March 31, 2004

                                                                         December 31, 2004  March 31, 2004*
                                                                             (restated)
                                                                         -----------------  ---------------
                                                                            (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                              $   5,185,399     $   3,164,158
    Accounts receivable, net of allowance for doubtful accounts of
          $90,031 at December 31, 2004 and $295,981 at March 31, 2004          7,031,120        10,504,973
    Unbilled contracts in progress                                             3,058,120         2,083,507
    Deferred contract costs                                                      426,914           339,100
    Prepaid taxes and other receivables                                          394,639           449,582
    Prepaid expenses and other current assets                                    524,798           608,175
                                                                           -------------     -------------
    Total current assets                                                      16,620,990        17,149,495

Property and equipment, net                                                    2,344,208         2,598,929

Note and interest receivable from officer                                        782,928           762,276
Goodwill, net                                                                 19,895,694        19,895,694
Intangible asset                                                                 200,000           200,000
Deferred financing costs, net                                                     83,027            72,905
Other assets                                                                      15,752            17,398
                                                                           -------------     -------------
    Total assets                                                           $  39,942,599     $  40,696,697
                                                                           =============     =============
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                       $   6,462,647     $   7,525,683
    Deferred revenue                                                           7,030,433         7,932,115
    Accrued job costs                                                          2,308,881         2,860,550
    Accrued compensation                                                               -            96,127
    Other accrued liabilities                                                  1,700,938         1,480,070
    Accrued taxes payable                                                        928,768                 -
    Deferred taxes payable                                                        30,307            63,016
    Notes payable bank - current                                               4,022,000         1,450,000
    Subordinated notes payable - current                                         425,000           425,000
                                                                           -------------     -------------
    Total current liabilities                                                 22,908,974        21,832,561

Notes payable bank - long term                                                         -         3,534,500
Minority interest of consolidated subsidiary                                     531,063           151,806
                                                                           -------------     -------------
    Total liabilities                                                         23,440,037        25,518,867
                                                                           -------------     -------------

Stockholders' equity:
    Class A convertible preferred stock, par value $.001;                              -                 -
         authorized 650,000 shares; none issued and outstanding
    Class B convertible preferred stock, par value $.001;                              -                 -
         authorized 700,000 shares; none issued and outstanding
    Preferred stock, undesignated; authorized 3,650,000 shares; none                   -                 -
         issued and outstanding
    Common stock, par value $.001; authorized 25,000,000 shares;
         issued and outstanding 5,953,106 shares at December 31, 2004
         and 5,941,856 shares at March 31, 2004                                    5,952             5,941
    Additional paid-in capital                                                 8,871,930         8,853,166
    Retained earnings                                                          7,624,680         6,318,723
                                                                           -------------     -------------
    Total stockholders' equity                                                16,502,562        15,177,830
                                                                           -------------     -------------
    Total liabilities and stockholders' equity                             $  39,942,599     $  40,696,697
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

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Operations
             Three and Nine Months Ended December 31, 2004 and 2003
                                   (Unaudited)

                                                     Three Months Ended December 31,  Nine Months Ended December 31,
                                                           2004             2003           2004            2003
                                                        (restated)                      (restated)
                                                       ------------    ------------    ------------    ------------
Sales                                                  $ 21,203,984    $ 19,076,940    $ 63,830,265    $ 55,458,455

Operating expenses:
     Reimbursable costs and expenses                      8,566,364       4,849,999      22,920,920      13,478,095
     Outside production costs and expenses                4,300,771       6,302,216      16,486,819      18,512,288
     Salaries, payroll taxes and benefits                 5,048,108       5,260,631      15,190,113      14,566,372
     General and administrative expense                   2,150,498       2,769,905       6,455,831       7,391,150
                                                       ------------    ------------    ------------    ------------
Total operating expenses                                 20,065,741      19,182,751      61,053,683      53,947,905
                                                       ------------    ------------    ------------    ------------
Operating income (loss)                                   1,138,243        (105,811)      2,776,582       1,510,550

Interest expense, net                                        56,241          59,468         177,193         178,169
                                                       ------------    ------------    ------------    ------------
Income (loss) before provision (benefit) for
     income taxes, minority interest in net
     income of consolidated subsidiary and
     cumulative effect of change in accounting
     principle for revenue recognition                    1,082,002        (165,279)      2,599,389       1,332,381
Provision (benefit) for income taxes                        364,430        (100,216)        914,175         516,666
                                                       ------------    ------------    ------------    ------------
Net income (loss) before minority interest in
     net income of consolidated subsidiary and
     cumulative effect of change in accounting
     principle for revenue recognition                      717,572         (65,063)      1,685,214         815,715
Minority interest in net income of consolidated
     subsidiary                                            (268,978)        (58,282)       (379,257)        (49,009)
                                                       ------------    ------------    ------------    ------------
Net income (loss) before cumulative effect of
     change in accounting principle for revenue
     recognition                                            448,594        (123,345)      1,305,957         766,706
Cumulative effect of change in accounting
     principle for revenue recognition, net of
     income taxes                                                 -               -               -      (2,182,814)
                                                       ------------    ------------    ------------    ------------
Net income (loss)                                      $    448,594    $   (123,345)   $  1,305,957    $ (1,416,108)
                                                       ============    ============    ============    ============
Net income (loss) per common share before
     cumulative effect of change in accounting
     principle for revenue recognition:
Basic                                                  $        .08    $       (.02)   $        .22    $        .15
                                                       ============    ============    ============    ============
Diluted                                                $        .07    $       (.02)   $        .20    $        .12
                                                       ============    ============    ============    ============
Cumulative effect of change in accounting
     principle for revenue recognition, net of
     income taxes                                      $          -    $          -    $          -    $       (.43)
                                                       ------------    ------------    ------------    ------------
Net income (loss) per common share after
     cumulative effect of change in accounting
     principle for revenue recognition:
Basic                                                  $        .08    $       (.02)   $        .22    $       (.28)
                                                       ============    ============    ============    ============
Diluted                                                $        .07    $       (.02)   $        .20    $       (.28)
                                                       ============    ============    ============    ============
Weighted average number of common shares
     outstanding before cumulative effect of
     change in accounting principle for revenue
     recognition:
        Basic                                             5,943,255       5,137,179       5,942,324       5,130,925
        Dilutive effect of options and warrants             665,859               -         469,279       1,078,539
                                                       ------------    ------------    ------------    ------------
        Diluted                                           6,609,114       5,137,179       6,411,603       6,209,464
                                                       ============    ============    ============    ============
Weighted average number of shares outstanding
     after cumulative effect of change in
     accounting principle for revenue recognition:
        Basic                                             5,943,255       5,137,179       5,942,324       5,130,925
                                                       ============    ============    ============    ============
        Diluted                                           6,609,114       5,137,179       6,411,603       6,209,464
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

                         COACTIVE MARKETING GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                       Nine Months Ended December 31, 2004
                                   (Unaudited)

                                                        Common Stock
                                                      par value $.001                                            Total
                                                ---------------------------    Additional       Retained     Stockholders'
                                                   Shares         Amount     Paid-in Capital    Earnings        Equity
                                                ------------   ------------  ---------------  ------------   ------------
                                                                                               (restated)      (restated)
Balance, March 31, 2004                            5,941,856   $      5,941   $  8,853,166    $  6,318,723   $ 15,177,830

Costs incurred in connection with sale of
     stock                                                 -              -         (8,400)              -         (8,400)

Exercise of options                                   11,250             11         27,164               -         27,175

Net income (restated)                                      -              -              -       1,305,957      1,305,957
                                                ------------   ------------   ------------    ------------   ------------

Balance, December 31, 2004 (restated)              5,953,106   $      5,952   $  8,871,930    $  7,624,680   $ 16,502,562
                                                ============   ============   ============    ============   ============


     See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended December 31, 2004 and 2003
                                   (Unaudited)

                                                                                              2004            2003
                                                                                           (restated)
                                                                                          ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                                                     $  1,305,957    $ (1,416,108)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        (Credit) provision for bad debt expense                                                (72,544)        141,992
        Depreciation and amortization                                                          471,289         606,752
        Deferred income taxes                                                                  (32,709)        206,782
        Minority interest of consolidated subsidiary                                           379,257          49,373
        Cumulative effect of change in accounting principle for revenue recognition                  -       2,182,814
        Other                                                                                        -            (363)
        Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                                        3,546,397        (308,619)
           (Increase) in unbilled contracts in progress                                       (974,613)       (103,468)
           (Increase) in deferred contract costs                                               (87,814)              -
           Decrease in prepaid taxes and other receivables                                      54,943               -
           Decrease (increase) in prepaid expenses and other assets                             85,023         (95,162)
           (Decrease) increase in accounts payable                                          (1,063,036)        194,256
           (Decrease) in deferred revenue                                                     (901,682)     (2,379,676)
           (Decrease) increase in accrued job costs                                           (551,669)      2,048,787
           Increase (decrease) in accrued taxes payable                                        928,768         (15,789)
           Increase in other accrued liabilities                                               220,868         179,282
           (Decrease) increase in accrued compensation                                         (96,127)          3,943
                                                                                          ------------    ------------
           Net cash provided by operating activities                                         3,212,308       1,294,796
                                                                                          ------------    ------------
Cash flows from investing activities:
    Purchases of fixed assets                                                                 (187,746)     (1,332,878)
    Acquisitions, net of cash acquired                                                               -        (700,000)
    Increase in note receivable from officer                                                   (20,652)        (22,059)
    Increase in cash for consolidation of variable interest entity                                   -          35,691
                                                                                          ------------    ------------
           Net cash used in investing activities                                              (208,398)     (2,019,246)
                                                                                          ------------    ------------
Cash flows from financing activities:
    Borrowings                                                                                       -         500,000
    Repayments of debt                                                                        (962,500)       (278,000)
    Costs incurred in connection with sale of stock                                             (8,400)              -
    Financing costs                                                                            (38,944)        (24,007)
    Proceeds from exercise of stock options                                                     27,175           6,563
                                                                                          ------------    ------------
           Net cash (used in) provided by financing activities                                (982,669)        204,556
                                                                                          ------------    ------------
           Net increase (decrease) in cash and cash equivalents                              2,021,241        (519,894)

Cash and cash equivalents at beginning of period                                             3,164,158       1,336,886
                                                                                          ------------    ------------
Cash and cash equivalents at end of period                                                $  5,185,399    $    816,992
                                                                                          ============    ============
Supplemental disclosures of cash flow information:
    Interest paid during the period                                                       $    204,997    $    204,919
                                                                                          ============    ============
    Income tax paid during the period                                                     $     13,552    $    244,265
                                                                                          ============    ============
Noncash activities relating to investing and financing activities:
    Stock issued in payment of earnout                                                    $          -    $    218,000
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

     Restatement

     The consolidated financial statements as of and for the fiscal quarter ended December 31, 2004 were restated as a result of the Company's identification of the erroneous recording of $350,000 of revenues with respect to a customer contract under which the Company had been paid but not yet rendered the services that would entitle it to recognize such revenues. There were related adjustments to the Company's consolidated statement of stockholders' equity and consolidated statement of cash flows, without any affect on the Company's cash or net cash provided from operations at and for the nine months ended December 31, 2004. The effect of the revised presentation of the Company's consolidated balance sheet and statement of operations are presented below.

          Balance Sheet as of December 31, 2004

                                                      As previously
                                                        reported     As restated
                                                       -----------   -----------
     Prepaid taxes and other receivables               $   357,139   $   394,639
     Total current assets                               16,583,490    16,620,990
     Total assets                                       39,905,099    39,942,599
     Deferred revenue                                    6,643,277     7,030,433
     Deferred taxes payable                                170,169        30,307
     Total current liabilities                          22,661,680    22,908,974
     Total liabilities                                  23,192,753    23,440,037
     Retained earnings                                   7,834,474     7,624,680
     Total stockholders' equity                         16,712,356    16,502,562
     Total liabilities and stockholders' equity         39,905,099    39,942,599

          Consolidated Statement of Operations for the three months and nine months ended December 31, 2004

                                            Three months ended            Nine months ended
                                             December 31, 2004            December 31, 2004
                                            As                            As
                                        previously                    previously
                                         reported     As restated      reported     As restated
                                       ------------   ------------   ------------   ------------
     Sales                             $ 21,553,640   $ 21,203,984   $ 64,179,921   $ 63,830,265
     Operating income                     1,487,899      1,138,243      3,126,238      2,776,582
     Income before provision for
       income taxes                       1,431,658      1,082,002      2,949,045      2,599,389
     Provision for income taxes             504,292        364,430      1,054,037        914,175
     Net income before minority
       interest in net income of
       consolidated subsidiary              927,366        717,572      1,895,008      1,685,214
     Net income                             658,388        448,594      1,515,751      1,305,957
     Basic net income per share                 .11            .08            .26            .22
     Diluted net income per share               .10            .07            .24            .20

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

     At December 31, 2004, after giving effect to the restatement discussed in
     Note 1 above, the Company was in violation of the covenant in the Amended and Restated Credit Agreement that required it to generate a minimum of $1,000,000 of net income before taxes for the quarter ended on such date. The Company obtained a waiver from the bank with respect to such noncompliance on November 10, 2005. In addition, the Company entered into a new Amended and Restated Credit Agreement with the bank on March 24, 2005.

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

     The following table illustrates the effects on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based incentive plans:

                                            Three Months   Three Months    Nine Months    Nine Months
                                               Ended          Ended           Ended          Ended
                                           Dec. 31, 2004  Dec. 31, 2003   Dec. 31, 2004  Dec. 31, 2003
                                           -------------  -------------   -------------  -------------
Net income (loss) as reported               $    448,594   $   (123,345)   $  1,305,957   $ (1,416,108)
Less compensation expense determined
  under the fair value method                     91,167         60,976         273,479        182,928
                                            ------------   ------------    ------------   ------------

Pro forma net income (loss)                 $    357,427   $   (184,321)   $  1,032,478   $ (1,599,036)
                                            ============   ============    ============   ============

Net income (loss) per share - Basic:
  As reported                               $        .08   $       (.02)   $        .22   $       (.28)
  Pro forma                                 $        .06   $       (.04)   $        .17   $       (.31)

Net income (loss) per share - Diluted:
  As reported                               $        .07   $       (.02)   $        .20   $       (.28)
  Pro forma                                 $        .05   $       (.04)   $        .16   $       (.31)

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

Restatement

     The consolidated financial statements as of and for the fiscal quarter ended December 31, 2004 were restated as a result of the Company's identification of the erroneous recording of $350,000 of revenues with respect to a customer contract under which the Company had been paid but not yet rendered the services that would entitle it to recognize such revenues. The restatement reduces the Company's net income as originally reported for both the quarter and nine month periods ended December 31, 2004 by $209,000, to $449,000 ($.07 per diluted share) from $658,000 ($.10 per diluted share) and to $1,306,000 ($.20 per diluted share) from $1,516,000 ($.24 per diluted share), respectively. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, the Company implemented procedures intended to strengthen its internal control processes and prevent a recurrence of future errors of this nature.

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

                                                                  Three Months Ended             Nine Months Ended
                                                                      December 31,                  December 31,
                                                               -------------------------     -------------------------
                                                                  2004           2003           2004           2003
                                                               ----------     ----------     ----------     ----------
Statement of Operations Data:
Sales                                                              100.0%         100.0%         100.0%         100.0%
Reimbursable costs and expenses                                     40.4%          25.4%          35.9%          24.3%
Outside production costs and expenses                               20.3%          33.0%          25.8%          33.4%
Salaries, payroll taxes and benefits                                23.8%          27.6%          23.8%          26.3%
General and administrative expense                                  10.1%          14.5%          10.1%          13.3%
Total operating expenses                                            94.6%         100.6%          95.7%          97.3%
Operating income (loss)                                              5.4%          (0.6)%          4.3%           2.7%
Interest expense, net                                                0.3%           0.3%           0.3%           0.3%
Income (loss) before provision (benefit) for income taxes
   and minority interest in net income of consolidated               5.1%          (0.9)%          4.1%           2.4%
   subsidiary
Provision (benefit) for income taxes                                 1.7%          (0.5)%          1.4%           0.9%
Minority interest in net income of consolidated subsidiary          (1.3)%         (0.3)%         (0.6)%         (0.1)%
Net income (loss)                                                    2.1%          (0.6)%          2.0%           1.4%

     Sales. Sales for the quarter ended December 31, 2004 were $21,204,000, compared to sales of $19,077,000 for the quarter ended December 31, 2003, an increase of $2,127,000. Sales for the nine months ended December 31, 2004 were $63,830,000, compared to sales of $55,458,000 for the nine months ended December 31, 2003, an increase of $8,372,000. The following table presents a comparative summary of the components of sales for the three and nine month periods ended December 31, 2004 and 2003:

                                           Three Months Ended                                 Nine Months Ended
                                              December 31,                                       December 31,
                             -----------------------------------------------   -----------------------------------------------
         Sales                   2004          %          2003          %          2004          %          2003          %
         -----               -----------   --------   -----------   --------   -----------   --------   -----------   --------
Core business                $10,955,652       51.7   $13,394,427       70.2   $37,496,587       58.7   $38,866,152       70.1
Reimbursable costs and
   expenses                    8,566,364       40.4     4,849,999       25.4    22,920,920       35.9    13,478,095       24.3
MarketVision                   1,681,968        7.9       832,514        4.4     3,412,758        5.4     3,114,208        5.6
                             -----------   --------   -----------   --------   -----------   --------   -----------   --------
   Total sales               $21,203,984      100.0   $19,076,940      100.0   $63,830,265      100.0   $55,458,455      100.0
                             ===========   ========   ===========   ========   ===========   ========   ===========   ========

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

     The decrease in the Company's core business sales in the quarter ended December 31, 2004 was primarily the result of a delay in effecting the sales of certain otherwise anticipated client contracts.

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

     Outside Production Costs and Expenses. Outside production costs consist of the cost of purchased materials, media, services and other expenditures incurred in connection with and directly related to sales. Outside production costs for the three months ended December 31, 2004 were $4,301,000 compared to $6,302,000 for the comparable prior year three month period, a decrease of $2,001,000. Outside production costs for the nine months ended December 31, 2004 were $16,487,000 compared to $18,512,000 for the comparable prior year nine month period, an decrease of $2,025,000. The weighted mix of outside production costs and in-house labor and the mark-up related to these components may vary significantly from project to project based on the type and scope of the service being provided. Accordingly, for the three and nine months ended December 31, 2004, outside production costs as a percentage of sales are reflective of the aggregate mix of client projects during such periods.

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

     Operating Income (Loss). As a result of the changes in sales and operating expenses, the Company's operating income for the three and nine months ended December 31, 2004 increased to $1,138,000 and $2,777,000, respectively, from an operating loss of $(106,000) and operating income of $1,511,000 for the three and nine months ended December 31, 2003, respectively. The operating income for the three and nine months ended December 31, 2004 included $789,000 and $1,044,000, respectively, of operating income attributable to MarketVision.

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

     Income (Loss) Before Provision (Benefit) for Income Taxes, Minority Interest in Net Income of Consolidated Subsidiary and Cumulative Effect of Change in Accounting Principle for Revenue Recognition. The Company's income
(loss) before provision (benefit) for income taxes, minority interest in net income of consolidated subsidiary and cumulative effect of change in accounting principle for revenue recognition for the three and nine months ended December 31, 2004 was $1,082,000 and $2,599,000, respectively, compared to a loss of $(165,000) and income of $1,332,000 for the three and nine months ended December 31, 2003, respectively.

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

     Net Income (Loss). As a result of the items discussed above, net income for the three and nine months ended December 31, 2004 was $449,000 and $1,306,000, respectively, compared to a net loss of $(123,000) and $(1,416,000), respectively, for the prior year quarter and nine month period ended December 31, 2003.

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

     At December 31, 2004, after giving effect to the restatement discussed above, the Company was in violation of the covenant in the Amended and Restated Credit Agreement that required it to generate a minimum of $1,000,000 of net income before taxes for the quarter ended on such date. The Company obtained a waiver from the bank with respect to such noncompliance on November 10, 2005. In addition, the Company entered into a new Amended and Restated Credit Agreement with the bank on March 24, 2005.

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

     At December 31, 2004, the Company had cash and cash equivalents totaling $5,185,000, working capital deficit of $6,288,000, inclusive of $7,030,000 of deferred revenue; bank debt in the amount of $4,022,000, exclusive of an outstanding bank letter of credit of $500,000 under the Company's Revolving Loan with no additional availability under the Revolving Loan; outstanding subordinated debt of $425,000 and stockholders' equity of $16,503,000. In comparison, at March 31, 2004, the Company had cash and cash equivalents of $3,164,000, a working capital deficit of $4,683,000, which included $7,932,000 of deferred revenue; outstanding bank loans of $4,985,000 and an outstanding bank letter of credit of $500,000 under the Revolving Loan, with no additional availability under the Revolving Loan, outstanding subordinated debt of $425,000 and stockholders' equity of $15,178,000.

     Operating Activities. Net cash provided by operating activities was $3,212,000 for the nine months ended December 31, 2004. The net cash provided by operating activities for the nine months ended December 31, 2004 was attributable primarily to the aggregate of the Company's net income of $1,306,000, non-cash charges of approximately $745,000 primarily related to depreciation and amortization, and the minority interest of consolidated subsidiary, and the net change of approximately $1,161,000 in the Company's operating assets and liabilities..

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

Item 4. Controls and Procedures
        -----------------------

Evaluation of Disclosure Controls and Procedures

     An evaluation was performed, under the supervision of, and with the participation of, the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were not effective, as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 (the "Report"), in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Report, see below Changes in Internal Controls.

Changes in Internal Controls

     There have been no significant changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     During the quarter ended September 30, 2005, the Company determined that it had erroneously recorded $350,000 of revenues in the quarter ended December 31, 2004 with respect to a customer contract under which the Company had been paid but not yet rendered the services that would entitle it to recognize such revenues. After reviewing the circumstances leading up to the restatement, during the quarter ended September 30, 2005, the Company implemented procedures intended to strengthen its internal control processes and prevent a recurrence of future errors of this nature.

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

                                  COACTIVE MARKETING GROUP, INC.



Dated: December 6, 2005           By: /s/ JOHN P. BENFIELD
                                      -----------------------------------------
                                      John P. Benfield, President
                                      (Principal Executive Officer)
                                      and Director



Dated: December 6, 2005           By: /s/ ERWIN I. MEVORAH
                                      -----------------------------------------
                                      Erwin I. Mevorah, Chief Financial Officer
                                      (Principal Accounting and Financial
                                      Officer)

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