Form 10-K/A
period 2005-03-31
COACTIVE MARKETING GROUP INC
filed 2005-12-06
CIK 886475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-K/A
                         (Amendment No. 1 to Form 10-K)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended March 31, 2005

                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________ to _________.

                         Commission file number 0-20394

                         COACTIVE MARKETING GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                06-1340408
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)

      75 Ninth Avenue, New York, New York                   10011
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

As of June 27, 2005, 6,261,690 shares of Common Stock, $.001 par value, were outstanding.

                       Documents Incorporated by Reference

              Document                      Part of 10-K into which incorporated
              --------                      ------------------------------------

Definitive Proxy Statement relating to                    Part III
Registrant's 2005 Annual Meeting of
Stockholders

================================================================================

                         COACTIVE MARKETING GROUP, INC.

                                   FORM 10-K/A
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2005



Explanatory Note

This Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K for the year ended March 31, 2005, initially filed with the Securities and Exchange Commission (the "SEC") on June 29, 2005, (the "Original Filing") reflects a restatement of the consolidated financial statements of CoActive Marketing Group, Inc. (the "Company") for the year ended March 31, 2005, as discussed in Note 1 to the consolidated financial statements. The determination to restate these financial statements was made as a result of management's identification of the erroneous recording of $350,000 of revenues in its third quarter ended December 31, 2004 with respect to a customer contract under which the Company had been paid but not yet rendered the services that would entitle it to recognize such revenues. The restatement reduces the Company's net income as originally reported for the fiscal year ended March 31, 2005 by $209,000 to $1,152,000 ($.18 per diluted share) from $1,361,000 ($.21 per diluted share). Further information on the restatement adjustments can be found in Note 1 to the accompanying consolidated financial statements. To reflect the cumulative effect of the foregoing adjustments on its subsequent filings with the SEC, the Company is filing contemporaneously with this Amendment No. 1, an amendment to its Quarterly Report on Form 10-Q for the three months ended June 30, 2005.

This Amendment No. 1 also includes related changes to the disclosures in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Controls and Procedures." Except as otherwise specifically noted, all information contained herein is as of March 31, 2005 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Original Filing.


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

Backlog

                  At March 31, 2005, our sales backlog, exclusive of reimbursable costs and expenses, amounted to approximately $22,952,000 compared to a sales backlog of approximately $15,809,000 at March 31, 2004. As described further below our revenue patterns are unpredictable and may vary significantly from period to period. Our backlog at any given point in time is similarly subject to fluctuation.

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


Item 2.  Properties.
-------  -----------

                  The Company has the following leased facilities:

                                                                            Square            Fiscal
              Facility                              Location                 Feet          2005 Rent (3)
----------------------------------------    -------------------------    ------------    -----------------
Principal office of CoActive and
principal and sales office of
U.S. Concepts                               New York, New York               33,200         $  765,000

Principal and sales office of Inmark        Great Neck, New York             16,700         $  345,000

Principal and sales office of Optimum (1)   Cincinnati, Ohio                 17,000         $  160,000

Principal and sales office of
MarketVision (2)                            San Antonio, Texas                9,900         $  211,000


Other sales offices of
Inmark, Optimum, U. S. Concepts             Chicago, Illinois                 5,000
and MarketVision                            San Francisco, California           900
                                            Irvine, California                1,400
                                            Atlanta, Georgia                    100
                                                                            -------
                                            Total                             7,400         $  138,000

Warehouses of Optimum                       New York, New York                1,000
and U.S. Concepts used                      Miami Beach, Florida              1,300
for storage of promotional items            Houston, Texas                      350
                                            Southfield, Michigan                350
                                            Cincinnati, Ohio                    250
                                            Fairfield, Ohio                     400
                                            Chicago, Illinois                 5,500
                                                                            -------
                                            Total                             9,150         $  106,000

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

The Company considers its facilities sufficient to maintain its current operations.

Item 3.  Legal Proceedings.
------   ------------------

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ----------------------------------------------------

                  Not Applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ----------------------------------------------------------------------

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

                                    (a)                     (b)                       (c)
                                                                              Number of securities
                           Number of securities                               remaining available for
                           to be issued upon         Weighted average         future issuance under
                           exercise of outstanding   exercise price of        equity compensation plans
                           options, warrants         outstanding options,     (excluding securities
Plan category              and rights                warrants and rights      reflected in column (a))
-------------              ----------                -------------------      ------------------------
Equity compensation
plans approved by
security holders               1,992,238                   $2.42                        12,500

Equity compensation
plans not approved
by security holders               81,532                   $3.68                            --
                              ----------                 -------                      --------

       Total                   2,073,770                   $2.47                        12,500
                              ==========                 =======                      ========

Item 6.  Selected Financial Data.
-------  ------------------------

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

                                            Year Ended      Year Ended      Year Ended     Year Ended      Year Ended
                                             March 31,       March 31,       March 31,      March 31,       March 31,
                                               2001            2002            2003           2004(1)       2005(1)(5)
                                           ------------    ------------    ------------    ------------    ------------
Statement of Operations Data:
Sales (2)                                  $ 58,609,347    $ 59,264,617    $ 59,956,204    $ 69,280,484    $ 83,950,561
Operating Expenses                           56,268,799      57,249,529      56,943,825      69,530,316      80,977,737
Operating Income (Loss)                       2,340,548       2,015,088       3,012,379        (249,832)      2,972,824
Income (Loss) before Provision
  (Benefit) for Income Taxes, Equity
  in Loss of Affiliate, Minority
  Interest in Net Income of
  Consolidated Subsidiary and                 1,465,412       1,637,082       2,974,258        (490,120)      2,746,341
  Cumulative Effect of Change in
  Accounting Principle
Provision (Benefit) for Income Taxes            583,382         708,818       1,189,676         (33,008)      1,100,555
Equity in Loss of Affiliate                          --         (18,000)        (11,500)             --              --
Minority Interest in Net Income of
  Consolidated Subsidiary                            --              --              --        (105,359)       (494,165)
Net Income (Loss) before Cumulative
  Effect of Change in Accounting
  Principle for Revenue Recognition             882,030         910,264       1,773,082        (562,471)      1,151,621
Cumulative Effect of Change in
  Accounting Principle for Revenue
  Recognition, Net of Income Taxes(3)(4)       (502,800)             --              --      (2,182,814)             --
Net Income (Loss)                               379,230         910,264       1,773,082      (2,745,285)      1,151,621
Net Income (Loss) per Common Share
  before Cumulative Effect of Change
  in Accounting Principle for
  Revenue Recognition:
         Basic                             $        .18    $        .18    $        .35    $       (.11)   $        .19
         Diluted                           $        .16    $        .17    $        .32    $       (.11)   $        .18
Cumulative Effect of Change in
  Accounting Principle for Revenue
  Recognition, Net of Income Taxes:
         Basic                             $       (.10)   $         --    $         --    $       (.41)   $         --
         Diluted                           $       (.09)   $         --    $         --    $       (.41)   $         --
Net Income (Loss):
         Basic                             $        .08    $        .18    $        .35    $       (.52)   $        .19
         Diluted                           $        .07    $        .17    $        .32    $       (.52)   $        .18

Pro Forma Amounts Assuming the
  Change in Accounting Principle for
  Revenue Recognition is Applied
  Retroactively:
     Net Income (Loss)                          796,496       1,128,478         224,679              --              --
     Net Income (Loss) per Common Share:
         Basic                             $        .16    $        .22    $        .04              --              --
         Diluted                           $        .15    $        .21    $        .04              --              --

                                 March 31,       March 31,       March 31,       March 31,      March 31,
                                   2001            2002            2003           2004(1)       2005(1)(5)
                               ------------    ------------    ------------    ------------    ------------
Balance Sheet Data:
Working Capital (Deficiency)     (3,877,534)     (2,749,170)       (718,147)     (4,767,993)     (1,275,904)
Total Assets                     35,004,400      36,872,138      39,098,698      40,781,624      42,375,257
Current Debt                      2,983,333       2,358,333       1,375,000       1,875,000       1,000,000
Long-Term Debt                    3,801,667       3,333,333       4,500,000       3,534,500       3,584,500
Total Liabilities                21,886,012      22,831,586      23,277,864      25,603,794      25,249,629
Stockholders' Equity             13,118,388      14,040,552      15,820,834      15,177,830      17,125,628

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

(5) Restated for the year ended March 31, 2005 to reflect the correction of the erroneous recording of $350,000 of revenues in its third quarter of December 31, 2004 with respect to a customer contract under which the Company had been paid but not yet rendered the services that would entitle it to recognize such revenues. The impact of the restatement reduced the Company's net income by $209,000 to $1,152,000 from $1,361,000.

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

Overview

                  Fiscal 2005 marked a return to profitability for CoActive, primarily as a result of increased demand for our Hispanic, event and interactive marketing services. Fiscal 2005 net income amounted to $1,152,000.

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

Restatement

                  The consolidated financial statements as of and for the fiscal year ended March 31, 2005 were restated as the result of the our identification of the erroneous recording of $350,000 of revenues in its third quarter ended December 31, 2004 with respect to a customer contract under which we had been paid but not yet rendered the services that would entitle us to recognize such revenues. The restatement reduces our net income as originally reported for the fiscal year ended March 31, 2005 by $209,000 to $1,152,000 ($.18 per diluted share) from $1,361,000 ($.21 per diluted share). After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, we implemented procedures intended to strengthen our internal control processes and prevent a recurrence of future errors of this nature.

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

Revenue Recognition

                  The Company's revenues are generated from projects subject to contracts requiring the Company to provide its services within specified time periods generally ranging up to twelve months. As a result, on any given date, the Company has projects in process at various stages of completion. Depending on the nature of the contract, revenue is recognized as follows: (i) on time and material service contracts, revenue is recognized as services are rendered and the costs are incurred; (ii) on fixed price retainer contracts, revenue is recognized on a straight-line basis over the term of the contract; (iii) on fixed price multiple services contracts, revenue is recognized over the term of the contract for the fair value of segments of the services rendered which qualify as separate activities or delivered units of service, to the extent multi-service arrangements are deemed inseparable, revenue on these contracts is recognized as the contracts are completed; (iv) on certain fixed price contracts, revenue is recognized on a percentage of completion basis, whereby the percentage of completion is determined by relating the actual cost of labor performed to date to the estimated total cost of labor for each contract; (v) on certain fixed price contracts, revenue is recognized on the basis of proportional performance as certain key milestones are delivered. Costs associated with the fulfillment of projects are accrued and recognized proportionately to the related revenue in order to ensure a matching of revenue and expenses in the proper period. The Company's business is such that progress towards completing projects may vary considerably from quarter to quarter.

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

                                                                  Year Ended March 31,
                                                       --------------------------------------------
                                                       As Reported     As Reported      Pro Forma
                                                       ------------    ------------    ------------
                                                           2005            2004            2003
                                                        (restated)
                                                       ------------    ------------    ------------
Operations Data:
Sales                                                  $ 83,950,561    $ 69,280,484    $ 53,500,997
Reimbursable costs and expenses                          29,999,150      20,002,471      11,669,664
Outside production costs and expenses                    21,218,373      19,366,050      18,178,556
Salaries, payroll taxes and benefits                     20,593,053      19,989,835      15,500,981
General and administrative expenses                       9,167,161      10,171,960       7,720,088
Total operating expenses                                 80,977,737      69,530,316      53,069,289
Operating income (loss)                                   2,972,824        (249,832)        431,708
Interest expense, net                                      (226,483)       (240,288)       (293,471)
Other income                                                     --              --         255,350
Income (loss) before provision (benefit) for income
   taxes, equity in loss of affiliate, minority
   interest in net income of consolidated subsidiary
   and cumulative effect of change in accounting
   principle                                              2,746,341        (490,120)        393,587
Provision (benefit) for income taxes                      1,100,555         (33,008)        157,408
Equity in loss of affiliate                                      --              --         (11,500)
Minority interest in net income of consolidated
   subsidiary                                              (494,165)       (105,359)             --
Net income (loss)                                         1,151,621        (562,471)        224,679

Per Share Data
Basic income (loss) per share applicable to
   common shareholders                                 $        .19    $       (.11)   $        .04
Diluted income (loss) per share applicable to
   common shareholders                                 $        .18    $       (.11)   $        .04

Weighted Average Shares Outstanding
Basic                                                     6,004,948       5,257,241       5,029,303
Diluted                                                   6,391,435       5,257,241       5,522,784

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

                                                                 Year Ended March 31,
                                                     -------------------------------------------
                                                     As Reported     As Reported      Pro Forma
                                                     -----------     -----------     -----------
                                                        2005            2004            2003
                                                     (restated)
                                                     -----------     -----------     -----------
Statement of Operations Data:
Sales                                                      100.0%          100.0%          100.0%
Reimbursable costs and expenses                             35.7%           28.9%           21.8%
Outside production costs and expenses                       25.3%           28.0%           34.0%
Salaries, payroll taxes and benefits                        24.5%           28.9%           29.0%
General and administrative expenses                         10.9%           14.7%           14.4%
Total operating expenses                                    96.5%          100.4%           99.2%
Operating income (loss)                                      3.5%           (0.4)%           0.8%
Interest expense, net                                       (0.3)%          (0.3)%          (0.5)%
Other income                                                  --              --             0.5%
Income (loss) before provision (benefit) for
   income taxes, equity in loss of affiliate and
   minority interest in net income of consolidated
   subsidiary                                                3.3%           (0.7)%           0.7%
Provision (benefit) for income taxes                         1.3%             --             0.3%
Minority interest in net income of consolidated
   subsidiary                                               (0.6)%          (0.2)%            --
Net income (loss)                                            1.4%           (0.8)%           0.4%

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

                                                                   Year Ended March 31,
                                                       -------------------------------------------
                                                       As Reported     As Reported      Pro Forma
                                                       -----------     -----------     -----------
                                                          2005            2004            2003
                                                       (restated)
                                                       -----------     -----------     -----------
Statement of Operations Data:
Sales                                                         21.2%           29.5%          (10.7)%
Reimbursable costs and expenses                               50.0%           71.4%           42.2%
Outside production costs and expenses                          9.6%            6.5%          (24.4)%
Salaries, payroll taxes and benefits                           3.0%           29.0%           (5.3)%
General and administrative expenses                           (9.9)%          31.8%          (13.0)%
Total operating expenses                                      16.5%           31.0%           (7.7)%
Operating income (loss)                                        n/a          (157.9)%         (81.9)%
Interest expense, net                                         (5.7)%         (18.1)%         (37.2)%
Other income                                                    --          (100.0)%         187.0%
Income (loss) before provision (benefit) for income
   taxes, equity in loss of affiliate and minority
   interest in net income of consolidated subsidiary           n/a          (224.5)%         (80.3)%
Provision (benefit) for income taxes                           n/a          (121.0)%         (81.6)%
Minority interest in net income of consolidated
   subsidiary                                                369.0%          100.0%             --
Equity in (loss) of affiliate                                   --          (100.0)%         (36.1)%
Net income (loss)                                              n/a          (350.3)%         (80.1)%

Fiscal Year 2005 Compared to Fiscal Year 2004

                  Sales. Sales for Fiscal 2005 were $83,951,000, compared to sales of $69,280,000 for Fiscal 2004, an increase of $14,671,000. The following table presents a comparative summary of the components of sales for Fiscal 2005 and 2004:

                                                     Year Ended March 31,
                                  ---------------------------------------------------------
                                      2005            %             2004             %
       Sales                       (restated)
       -----                      ------------   ------------   ------------   ------------
Core business                     $ 49,099,988           58.5   $ 46,883,538           67.7
MarketVision                         4,851,423            5.8      2,394,475            3.4
Reimbursable costs and expenses     29,999,150           35.7     20,002,471           28.9
                                  ------------   ------------   ------------   ------------
  Total sales                     $ 83,950,561          100.0   $ 69,280,484          100.0
                                  ============   ============   ============   ============

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

                  Reimbursable Costs and Expenses. In the delivery of certain services to our clients, the Company purchases a variety of items and services on their behalf for which it is reimbursed. The amount of reimbursable costs and expenses will vary from period to period, based on the type and scope of the promotional service being provided. Reimbursable costs and expenses for Fiscal 2005 and Fiscal 2004 were $29,999,000 and $20,002,000, respectively. The increase in reimbursable costs and expenses of approximately $9,997,000 in Fiscal 2005 was primarily due to increases from MarketVision customers as well as one U. S. Concepts customer. This was partially offset by lower reimbursable costs and expenses from S&S in Fiscal 2005.

                  Outside Production Costs and Expenses. Outside production costs and expenses consist of the cost of purchased materials, media, services and other expenditures incurred in connection with and directly related to sales. Outside production costs for Fiscal 2005 were $21,218,000 compared to $19,366,000 for Fiscal 2004, an increase of $1,852,000. The weighted mix of outside production costs and the mark-up related to these components may vary significantly from project to project based on the type and scope of the service being provided. Accordingly, for the fiscal years ended March 31, 2005 and 2004, outside production costs as a percentage of sales are reflective of the aggregate mix of client projects during such periods. Outside production costs as a percentage of sales (exclusive of reimbursements of costs and expenses) for the fiscal years ended March 31, 2005 and 2004 amounted to 39.3%.

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

                  Operating Income (Loss). As a result of the changes in sales and operating expenses, the Company's operating income for Fiscal 2005 increased to $2,973,000, from an operating loss of $250,000 for the year ended March 31, 2004. The operating income for the year ended March 31, 2005 included $1,385,000 of operating income attributable to MarketVision.

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

                  Income (Loss) Before Provision (Benefit) for Income Taxes, Equity in Loss of Affiliate, Minority Interest in Net Income of Consolidated Subsidiary and Cumulative Effect of Change in Accounting Principle for Revenue Recognition. The Company's income (loss) before provision (benefit) for income taxes, equity in loss of affiliate, minority interest in net income of consolidated subsidiary and cumulative effect of change in accounting principle for revenue recognition for Fiscal 2005 was $2,746,000, compared to a loss of $490,000 for Fiscal 2004.

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

                  Net Income (Loss). As a result of the items discussed above, net income (loss) for Fiscal 2005 and Fiscal 2004 was $1,152,000 and $(2,745,000), respectively.

Fiscal Year 2004 Compared to Fiscal Year 2003

                  Sales. Sales for Fiscal 2004 were $69,280,000, compared to sales of $59,956,000 for Fiscal 2003, an increase of $9,324,000. The following table presents a comparative summary of the components of sales for Fiscal 2004 and 2003:

                                                        Year Ended March 31,
                                  ---------------------------------------------------------
         Sales                        2004            %             2003             %
         -----                    ------------   ------------   ------------   ------------
Core business                     $ 46,883,538           67.7   $ 48,286,540           80.5
MarketVision                         2,394,475            3.4             --             --
Reimbursable costs and expenses     20,002,471           28.9     11,669,664           19.5
                                  ------------   ------------   ------------   ------------
  Total sales                     $ 69,280,484          100.0   $ 59,956,204          100.0
                                  ============   ============   ============   ============

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

                  The following analysis of the Company's statements of cash flows is inclusive of the cash flows of MarketVision. Summarized financial information of MarketVision for Fiscal 2005 and Fiscal 2004 is as follows:

                                                    March 31,     March 31,
                                                      2005          2004
                                                   -----------   -----------
                  Cash                             $   223,000   $   107,000
                  Current assets                     5,698,000     1,325,000
                  Current liabilities                4,563,000     1,137,000
                  Working capital                    1,135,000       188,000
                  Net cash provided by operating
                    activities                         176,000       105,000
                  Net income                           969,000       199,000

                  At March 31, 2005, the Company had cash and cash equivalents of $2,394,000, a working capital deficit of $1,276,000, which includes approximately $7,870,000 of deferred revenue, outstanding bank loans of $4,584,500 and an outstanding bank letter of credit of $500,000, $2,415,500 available for borrowing under the revolving credit line, no subordinated debt outstanding, and stockholders' equity of $17,126,000. In comparison, at March 31, 2004, the Company had cash and cash equivalents of $3,164,000, a working capital deficit of $4,768,000, which includes approximately $13,097,000 of deferred revenue, outstanding bank loans of $4,985,000, an outstanding bank letter of credit of $500,000, no additional availability under the Company's revolving credit line, indebtedness of $425,000 under a subordinated note and stockholders' equity of $15,178,000.

                  Operating Activities. Net cash used in operating activities was $401,000 for Fiscal 2005. The net cash used in operating activities was primarily attributable to the Company's net income of $1,152,000 for Fiscal 2005
(i) increased by $1,821,000, primarily from the aggregate of non-cash charges for depreciation and amortization, deferred income taxes, minority interest of consolidated subsidiary, and a non-cash reduction of the provision for bad debt expense and (ii) reduced by the net effect of changes in accounts receivable, accounts payable, deferred revenue, unbilled contracts in progress, and other operating assets and liabilities.

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

Item 8.  Consolidated Financial Statements

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
Consolidated Financial Statements of CoActive Marketing Group, Inc.

  Report of Independent Registered Public Accounting Firm....................27
  Consolidated Balance Sheets as of March 31, 2005 (restated) and 2004.......28
  Consolidated Statements of Operations for the years ended
      March 31, 2005 (restated), 2004 and 2003...............................29
  Consolidated Statements of Stockholders' Equity for the years ended
      March 31, 2005 (restated), 2004 and 2003...............................30
  Consolidated Statements of Cash Flows for the years ended
      March 31, 2005 (restated), 2004 and 2003 ..............................31
  Notes to Consolidated Financial Statements.................................32

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

As discussed in Note 1, the consolidated financial statements have been restated as of and for the year ended march 31, 2005 to reflect an adjustment to revenues.

                                           BDO SEIDMAN, LLP

Melville, New York
June 27, 2005
except for Note 1, as
to which is dated September 27, 2005

                         COACTIVE MARKETING GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2005 AND 2004

                                                                            2005           2004
                                                                         (restated)
                                                                        ------------   ------------
                           Assets
Current assets:
    Cash and cash equivalents                                           $  2,394,248   $  3,164,158
    Accounts receivable, net of allowance for doubtful accounts of
      $68,944 in 2005 and $295,981 in 2004                                 9,321,653     10,504,973
    Unbilled contracts in progress                                         3,739,233      2,083,507
    Deferred contract costs                                                  656,577        339,100
    Prepaid expenses and other current assets                                533,421        608,175
    Prepaid taxes and other receivables                                      123,902        449,582
                                                                        ------------   ------------
      Total current assets                                                16,769,034     17,149,495

Property and equipment, net                                                4,252,327      2,598,929

Note and interest receivable from officer                                    789,459        762,276
Goodwill                                                                  19,895,694     19,895,694
Intangible asset                                                             200,000        200,000
Deferred financing costs, net of amortization of $518,890 in 2005 and
    $478,098 in 2004                                                          82,142         72,905
Other assets                                                                 386,601         17,398
Deferred tax asset                                                                --         84,927
                                                                        ------------   ------------
   Total assets                                                         $ 42,375,257   $ 40,781,624
                                                                        ============   ============

                 Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                    $  5,013,409   $  2,360,921
    Deferred revenue                                                       7,870,082     13,096,877
    Accrued job costs                                                      2,174,885      2,860,550
    Accrued compensation                                                     425,855        451,274
    Other accrued liabilities                                              1,192,141      1,124,923
    Accrued taxes payable                                                    144,396             --
    Deferred taxes payable                                                   224,170        147,943
    Notes payable bank - current                                           1,000,000      1,450,000
    Subordinated notes payable - current                                          --        425,000
                                                                        ------------   ------------
      Total current liabilities                                           18,044,938     21,917,488

Notes payable bank - long term                                             3,584,500      3,534,500
Deferred rent                                                              2,649,091             --
Minority interest of consolidated subsidiary                                 645,971        151,806
Deferred taxes payable                                                       325,129             --
                                                                        ------------   ------------
   Total liabilities                                                      25,249,629     25,603,794
                                                                        ------------   ------------

Commitments and contingencies

Stockholders' equity:
    Class A convertible preferred stock, par value $.001; authorized
      650,000 shares; none issued and outstanding                                 --             --
    Class B convertible preferred stock, par value $.001; authorized
      700,000 shares; none issued and outstanding                                 --             --
    Preferred stock, undesignated; authorized 3,650,000 shares; none
      issued and outstanding                                                      --             --
    Common stock, par value $.001; authorized 25,000,000 shares;
      issued and outstanding 6,261,690 shares at March 31, 2005 and
      5,941,856 shares at March 31, 2004                                       6,261          5,941
    Additional paid-in capital                                             9,649,023      8,853,166
    Retained earnings                                                      7,470,344      6,318,723
                                                                        ------------   ------------
      Total stockholders' equity                                          17,125,628     15,177,830
                                                                        ------------   ------------
   Total liabilities and stockholders' equity                           $ 42,375,257   $ 40,781,624
                                                                        ============   ============

See accompanying notes to consolidated financial statements

                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003

                                                              2005            2004            2003
                                                           (restated)
                                                          ------------    ------------    ------------
Sales                                                     $ 83,950,561    $ 69,280,484    $ 59,956,204

Operating expenses:
     Reimbursable costs and expenses                        29,999,150      20,002,471      11,669,664
     Outside production costs and expenses                  21,218,373      19,366,050      22,053,092
     Salaries, payroll taxes and benefits                   20,593,053      19,989,835      15,500,981
     General and administrative expenses                     9,167,161      10,171,960       7,720,088
                                                          ------------    ------------    ------------
Total operating expenses                                    80,977,737      69,530,316      56,943,825
                                                          ------------    ------------    ------------

Operating income (loss)                                      2,972,824        (249,832)      3,012,379
Interest expense, net                                         (226,483)       (240,288)       (293,471)
Other income                                                        --              --         255,350
                                                          ------------    ------------    ------------
Income (loss) before provision (benefit) for income
     taxes, equity in loss of affiliate, minority
     interest in net income of consolidated subsidiary
     and cumulative effect of change in accounting
     principle for revenue recognition                       2,746,341        (490,120)      2,974,258
Provision (benefit) for income taxes                         1,100,555         (33,008)      1,189,676
Equity in loss of affiliate                                         --              --         (11,500)
                                                          ------------    ------------    ------------
Net income (loss) before minority interest in net
     income of consolidated subsidiary and cumulative
     effect of change in accounting principle for
     revenue recognition                                     1,645,786        (457,112)      1,773,082
Minority interest in net income of consolidated
     subsidiary                                               (494,165)       (105,359)             --
                                                          ------------    ------------    ------------
Net income (loss) before cumulative effect of change in
     accounting principle for revenue recognition            1,151,621        (562,471)      1,773,082
Cumulative effect of change in accounting principle for
     revenue recognition, net of income taxes                       --      (2,182,814)             --
                                                          ------------    ------------    ------------
Net income (loss)                                         $  1,151,621    $ (2,745,285)   $  1,773,082
                                                          ============    ============    ============

Net income (loss) per common share before cumulative
     effect of change in accounting principle for
     revenue recognition:
         Basic                                            $        .19    $       (.11)   $        .35
                                                          ============    ============    ============
         Diluted                                          $        .18    $       (.11)   $        .32
                                                          ============    ============    ============
Cumulative effect of change in accounting principle for
     revenue recognition, net of income taxes             $         --    $       (.41)   $         --
                                                          ------------    ------------    ------------
Net income (loss) per common share after cumulative
     effect of change in accounting principle for
     revenue recognition:
         Basic                                            $        .19    $       (.52)   $        .35
                                                          ============    ============    ============
         Diluted                                          $        .18    $       (.52)   $        .32
                                                          ============    ============    ============

Weighted average number of shares outstanding:
         Basic                                               6,004,948       5,257,241       5,029,303
         Dilutive effect of options and warrants               386,487              --         493,481
                                                          ------------    ------------    ------------
         Diluted                                             6,391,435       5,257,241       5,522,784
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

                         COACTIVE MARKETING GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003

                                                Common Stock                                              Total
                                               par value $.001          Additional       Retained      Stockholders'
                                         ---------------------------     Paid-in         Earnings         Equity
                                            Shares         Amount        Capital        (restated)      (restated)
                                         ------------   ------------   ------------    ------------    ------------
Balance, March 31, 2002                     5,028,481   $      5,028   $  6,744,598    $  7,290,926    $ 14,040,552

Exercise of options                             6,250              6          7,194              --           7,200

Net income                                         --             --             --       1,773,082       1,773,082
                                         ------------   ------------   ------------    ------------    ------------

Balance, March 31, 2003                     5,034,731          5,034      6,751,792       9,064,008      15,820,834

Stock issued in payment of earnout            100,000            100        217,900              --         218,000

Exercise of options                             2,625              2          6,560              --           6,562

Exercise of warrants and related tax
   benefit                                    152,500            153        247,566              --         247,719

Sale of stock                                 652,000            652      1,629,348              --       1,630,000

Net loss                                           --             --             --      (2,745,285)     (2,745,285)
                                         ------------   ------------   ------------    ------------    ------------

Balance, March 31, 2004                     5,941,856          5,941      8,853,166       6,318,723      15,177,830

Costs incurred in connection with sale
   of stock                                        --             --         (8,400)             --          (8,400)

Exercise of options and warrants              319,834            320        783,806              --         784,126

Tax benefit of exercised options                   --             --         20,451              --          20,451

Net income (restated)                              --             --             --       1,151,621       1,151,621
                                         ------------   ------------   ------------    ------------    ------------

Balance, March 31, 2005 (restated)          6,261,690   $      6,261   $  9,649,023    $  7,470,344    $ 17,125,628
                                         ============   ============   ============    ============    ============

See accompanying notes to consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2005, 2004 AND 2003

                                                                                      2005            2004            2003
                                                                                  ------------    ------------    ------------
                                                                                   (restated)
                                                                                  ------------
Cash flows from operating activities:
Net income (loss)                                                                 $  1,151,621    $ (2,745,285)   $  1,773,082
Adjustments to reconcile net income (loss) to net cash (used in)
  provided by operating activities:
   Depreciation and amortization                                                       975,795         806,251         642,195
   Deferred rent amortization                                                          (41,645)             --              --
   (Credit) provision for bad debt expense                                             (66,044)        215,569           5,412
   Interest income on note receivable from officer                                     (27,183)        (29,276)       (120,000)
   Deferred income taxes                                                               486,283          46,302         788,232
   Equity in loss of affiliate                                                              --              --          11,500
   Minority interest of consolidated subsidiary                                        494,165         101,724              --
   Cumulative effect of change in accounting principle for revenue recognition              --       2,182,814              --
   Other                                                                                    --           3,635              --
   Changes in operating assets and liabilities, net of effects of acquisitions:
     Decrease (increase) in accounts receivable                                      1,249,364        (764,925)      1,011,053
     (Increase) in unbilled contracts in progress                                   (1,655,726)       (290,425)     (1,967,154)
     (Increase) decrease in deferred contract costs                                   (317,477)      1,749,943              --
     Decrease in prepaid expenses and other assets                                      77,002         302,265         146,180
     Decrease (increase) in prepaid taxes and other receivables                        325,680        (449,582)        141,831
     Increase (decrease) in accounts payable                                         2,652,488      (4,089,716)       (831,252)
     (Decrease) increase in deferred revenue                                        (5,226,795)      4,108,049        (865,470)
     (Decrease) increase in accrued job costs                                         (685,665)      1,286,287         195,098
     (Decrease) increase in accrued compensation                                       (25,419)        385,807          10,544
     Increase (decrease) in other accrued liabilities                                   67,218        (217,656)        241,743
     Increase in accrued taxes payable                                                 164,847          23,596         130,299
                                                                                  ------------    ------------    ------------

Net cash (used in) provided by operating activities                                   (401,491)      2,625,377       1,313,293
                                                                                  ------------    ------------    ------------

Cash flows from investing activities:
   Purchases of fixed assets                                                          (269,116)     (1,372,351)       (607,260)
   Acquisitions, net of cash acquired                                                       --        (700,000)       (700,000)
   Increase in cash for consolidation of variable interest entity                           --          35,691              --
   Advances to affiliate                                                                    --              --        (722,989)
                                                                                  ------------    ------------    ------------

Net cash used in investing activities                                                 (269,116)     (2,036,660)     (2,030,249)
                                                                                  ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                                784,126          98,062           7,200
   Borrowings of debt                                                                1,050,000       1,200,000       5,600,000
   Payments of debt                                                                 (1,875,000)     (1,665,500)     (5,416,666)
   Financing costs                                                                     (50,029)        (24,007)        (96,309)
   Costs incurred in connection with sale of stock                                      (8,400)             --              --
   Proceeds from sale of stock                                                              --       1,630,000              --
                                                                                  ------------    ------------    ------------

Net cash (used in) provided by financing activities                                    (99,303)      1,238,555          94,225
                                                                                  ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                                  (769,910)      1,827,272        (622,731)

Cash and cash equivalents at beginning of year                                       3,164,158       1,336,886       1,959,617
                                                                                  ------------    ------------    ------------
Cash and cash equivalents at end of year                                          $  2,394,248    $  3,164,158    $  1,336,886
                                                                                  ============    ============    ============

Supplemental disclosures of cash flow information:
   Interest paid during the period                                                $    289,010    $    274,273    $    278,664
                                                                                  ============    ============    ============
   Income taxes paid during the period                                            $    323,208    $    340,865    $    303,695
                                                                                  ============    ============    ============
Noncash transactions relating to investing and financing activities consist of:
   Lease accounting correction                                                    $  2,690,736    $         --    $         --
                                                                                  ============    ============    ============
   Stock issued in payment of earnout                                             $         --    $    218,000    $         --
                                                                                  ============    ============    ============
   Accrued balance of earnout                                                     $         --    $         --    $    593,750
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

        Restatement

        The consolidated financial statements as of and for the fiscal year ended March 31, 2005 were restated as a result of the Company's identification of the erroneous recording of $350,000 of revenues in its third quarter ended December 31, 2004 with respect to a customer contract under which the Company had been paid but not yet rendered the services that would entitle it to recognize such revenues. There were related adjustments to the Company's consolidated statement of stockholders' equity and consolidated statement of cash flows, without any affect on the Company's cash or net cash provided from operations at and for the fiscal year ended March 31, 2005. The effect of the presentation of the Company consolidated balance sheet and statement of operations are presented below.

        Consolidated Balance Sheet as of March 31, 2005

                                                     As previously
                                                        reported        As restated
        Prepaid taxes and other receivables          $     86,402      $    123,902
        Total current assets                           16,731,534        16,769,034
        Total assets                                   42,337,757        42,375,257
        Deferred revenue                                7,482,926         7,870,082
        Total current liabilities                      17,657,782        18,044,938
        Deferred taxes payable                            464,991           325,129
        Total liabilities                              25,002,335        25,249,629
        Retained earnings                               7,680,138         7,470,344
        Total stockholders' equity                     17,335,422        17,125,628
        Total liabilities and stockholders' equity     42,337,757        42,375,257


        Consolidated Statement of Operations for year ended March 31, 2005

                                                     As previously
                                                        reported        As restated
        Sales                                        $ 84,300,217      $ 83,950,561
        Operating income                                3,322,480         2,972,824
        Income before provision for income taxes        3,095,997         2,746,341
        Provision for income taxes                      1,240,417         1,100,555
        Net income before minority interest in net
          income of consolidated subsidiary             1,855,580         1,645,786
        Net income                                      1,361,415         1,151,621
        Basic net income per share                            .23               .19
        Diluted net income per share                          .21               .18

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

        (e)   Revenue Recognition
              -------------------

              The Company's revenues are generated from projects subject to contracts requiring the Company to provide its services within specified time periods generally ranging up to twelve months. As a result, on any given date, the Company has projects in process at various stages of completion. Depending on the nature of the contract, revenue is recognized as follows: (i) on time and material service contracts, revenue is recognized as services are rendered and the costs are incurred; (ii) on fixed price retainer contracts, revenue is recognized on a straight-line basis over the term of the contract; (iii) on fixed price multiple services contracts, revenue is recognized over the term of the contract for the fair value of segments of the services rendered which qualify as separate activities or delivered units of service, to the extent multi-service arrangements are deemed inseparable, revenue on these contracts is recognized as the contracts are completed;
              (iv) on certain fixed price contracts, revenue is recognized on a percentage of completion basis, whereby the percentage of completion is determined by relating the actual cost of labor performed to date to the estimated total cost of labor for each contract; (v) on certain fixed price contracts, revenue is recognized on the basis of proportional performance as certain key milestones are delivered. Costs associated with the fulfillment of projects are accrued and recognized proportionately to the related revenue in order to ensure a matching of revenue and expenses in the proper period. Provisions for anticipated losses on uncompleted projects are made in the period in which such losses are determined. The Company's revenue recognition policy reflects the adoption of EITF 00-21 effective April 1, 2003.

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

              The following table illustrates the effects on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock based incentive plans:

                                                               Fiscal 2005   Fiscal 2004    Fiscal 2003
                                                               (restated)
                                                               -----------   -----------    -----------
              Net income (loss) as reported                    $ 1,151,621   $(2,745,285)   $ 1,773,082
              Less compensation expense determined under the
                  fair value method, net of tax (1)                215,476       260,235        105,003
                                                               -----------   -----------    -----------

              Pro forma net income (loss)                      $   936,145   $(3,005,520)   $ 1,668,079
                                                               ===========   ===========    ===========

              Net income (loss) per share - Basic:
                  As reported                                  $       .19   $      (.52)   $       .35
                  Pro forma                                    $       .16   $      (.57)   $       .33

              Net income (loss) per share - Diluted:
                  As reported                                  $       .18   $      (.52)   $       .32
                  Pro forma                                    $       .15   $      (.57)   $       .30

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

              The per share weighted-average fair value of stock options and warrants granted on their respective date of grant using the modified Black-Scholes option-pricing model and their related weighted-average assumptions are as follows:

                                                           Fiscal 2005      Fiscal 2004      Fiscal 2003
                                                          -----------------------------------------------
                  Risk-free interest rate                         4.90 %           1.67 %           2.25 %
                  Expected life - years                          10.00             5.54             5.00
                  Expected volatility                             67.3 %           50.0 %           50.0 %
                  Expected dividend yield                            0 %              0 %              0 %
                  Fair value of option grants                    $1.93            $1.34            $1.14

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

(4)     Property and Equipment
        ----------------------

        Property and equipment consist of the following:

                                                               March 31, 2005   March 31, 2004
                                                               --------------   --------------
             Furniture, fixtures and computer equipment        $    4,219,441   $    3,996,984
             Leasehold improvements                                 3,856,098        1,519,699
             Capitalized leases                                        21,748           21,748
                                                               --------------   --------------
                                                                    8,097,287        5,538,431
             Less: accumulated depreciation and amortization        3,844,960        2,939,502
                                                               --------------   --------------
                                                               $    4,252,327   $    2,598,929
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

                 Year ending March 31,
                        2006                                  $     1,888,000
                        2007                                        1,784,000
                        2008                                        1,808,000
                        2009                                        1,525,000
                        2010                                        1,330,000
                        Thereafter                                  6,108,000
                                                              ---------------
                                                              $    14,443,000
                                                              ===============

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

        Total debt as of March 31, 2005 and 2004 is summarized as follows:

                                                                    2005         2004
                                                                 ----------   ----------
        Term loan note payable                                   $4,000,000   $4,400,000
        Revolving loan note payable                                 584,500      584,500
        9% subordinated note payable to OG Holding Corporation           --      425,000
                                                                 ----------   ----------
            Total debt                                            4,584,500    5,409,500
            Less current portion                                  1,000,000    1,875,000
                                                                 ----------   ----------
            Total long-term debt                                 $3,584,500   $3,534,500
                                                                 ==========   ==========

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

             Changes in options outstanding and options exercisable and shares reserved for issuance at March 31, 2005 under all plans are as follows:

                                            Weighted
                                          average price
                                            per share       Outstanding      Exercisable (D)
                                           ------------   ---------------    ---------------
               Balance at March 31, 2002   $       2.84         1,739,501          1,564,779

               Became exercisable          $       2.32                --             74,083
               Granted (A)                 $       2.50           495,000             94,333
               Exercised                   $       1.15            (6,250)            (6,250)
               Canceled                    $       5.29          (280,916)          (281,296)
                                           ------------   ---------------    ---------------

               Balance at March 31, 2003   $       2.40         1,947,335          1,445,649

               Became exercisable          $       2.44                --            193,146
               Granted (B)                 $       2.93           255,000            171,252
               Exercised                   $       2.50            (2,625)            (2,625)
               Canceled                    $       2.72           (69,481)           (35,775)
                                           ------------   ---------------    ---------------

               Balance at March 31, 2004   $       2.46         2,130,229          1,771,647

               Became exercisable          $       2.60                --            293,585
               Granted (C)                 $       2.48            27,500             13,752
               Exercised                   $       2.31           (68,750)           (68,750)
               Canceled                    $       3.38           (96,741)           (96,741)
                                           ------------   ---------------    ---------------

               Balance at March 31, 2005   $       2.42         1,992,238          1,913,493
                                           ============   ===============    ===============

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

                The options outstanding and exercisable as of March 31, 2005 are summarized in ranges as follows:

                                                 Weighted
                                  Number of      average      Weighted                          Weighted
                                   options       exercise     average       Exercisable     average exercise
    Range of exercise price      outstanding      price    remaining life      shares       price of shares
    -----------------------      -----------      -----    --------------      ------       ---------------
          $1.12 - 2.50             1,361,113     $  1.83         1.72          1,282,368          $   1.78
          $2.80 - 4.00               624,250     $  3.62         2.50            624,250          $   3.62
        more than $4.00                6,875     $ 10.00         3.08              6,875          $  10.00
                                   ---------     -------         ----          ---------          --------

                                   1,992,238     $  2.42         1.97          1,913,493          $   2.41
                                   =========     =======         ====          =========          ========

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

(9)     Income Taxes
        ------------

        The components of income tax provision (benefit) for the years ended March 31, 2005, 2004, and 2003 are as follows:

                                     March 31, 2005              March 31, 2004*               March 31, 2003
                                      (restated)
                               -------------------------   --------------------------    -------------------------
        Current:
           State and local     $    54,954                 $    25,440                   $   232,338
           Federal                 559,318       614,272      (126,516)      (101,076)       169,106       401,444
                               -----------                 -----------                   -----------

        Deferred:
           Federal and State                     486,283                   (1,387,142)                     788,232
                                             -----------                  -----------                  -----------

                                             $ 1,100,555                  $(1,488,218)                 $ 1,189,676
                                             ===========                  ===========                  ===========

         *Income tax benefit before cumulative
          effect of the change in accounting
          principle for revenue recognition                               $   (33,008)

          Cumulative effect of change in
          accounting principle for
          revenue recognition                                              (1,455,210)
                                                                          -----------
                                                                          $(1,488,218)
                                                                          ===========

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

                                                                        Rate
                                                        -------------------------------------
                                                           2005         2004          2003
                                                        ----------   ----------    ----------
        Statutory Federal income tax                          34.0 %      (34.0) %       34.0 %
        State and local taxes, net of Federal benefit          3.0          2.3           5.2
        Under accrual from prior year                          1.6         15.9            --
        Permanent differences                                   .9          4.3            --
        Depreciation and other                                  .6          4.8            .8
                                                        ----------   ----------    ----------
        Effective tax rate                                    40.1 %       (6.7) %       40.0 %
                                                        ==========   ==========    ==========

        The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in net deferred tax liability are as follows:

                                                         March 31,       March 31,       March 31,
                                                           2005            2004            2003
                                                        (restated)
                                                       ------------    ------------    ------------
    Deferred tax (liabilities) assets:
    Current:
         Unbilled revenue                              $   (224,170)   $   (147,943)   $   (548,097)
                                                       ------------    ------------    ------------
    Long-term:
         Goodwill, principally due to differences in
           amortization                                  (2,497,275)     (1,849,236)     (1,070,085)
         Net operating loss carryforwards                 2,297,092       2,046,163          55,740
         Other                                             (124,946)       (112,000)        (65,701)
                                                       ------------    ------------    ------------
                                                           (325,129)         84,927      (1,080,046)
                                                       ------------    ------------    ------------
    Net deferred tax liability                         $   (549,299)   $    (63,016)   $ (1,628,143)
                                                       ============    ============    ============

        At March 31, 2005, the Company has federal net operating loss carry-forwards of approximately $5,333,000 that expire through 2024. For March 31, 2003, the Company and its wholly-owned subsidiaries filed a consolidated federal income tax return. For March 31, 2005 and 2004, the Company's wholly-owned subsidiaries are single-member limited liability companies that are disregarded for federal income tax return purposes. As such, the Company is no longer required to file a federal consolidated income tax return.

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

(12)    Commitments
        -----------

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

(14)    Summarized Quarterly Consolidated Financial Data (Unaudited)
        ------------------------------------------------------------

        The quarterly information for the quarter ended December 31, 2004, as provided in the table below, reflects a restatement resulting from the Company's identification of the erroneous recording of $350,000 of revenues with respect to a customer contract under which the Company had been paid but not yet rendered the services that would entitle it to recognize such revenues.

        The quarterly information for the first three quarters of Fiscal 2004 reflects the quarters as restated reflecting the adoption of EITF 00-21 and FIN 46R as of April 1, 2003.


                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                           Second       Third Quarter
                                      First Quarter     Quarter Ended       Ended        Fourth Quarter
                                      Ended June 30,     September 30,   December 31,    Ended March 31,
                                           2004             2004             2004             2005
                                      --------------   --------------   --------------   --------------
                                                                              As
                                                                           Restated
                                      --------------   --------------   --------------   --------------
Sales                                 $   19,403,094   $   23,223,187   $   21,203,984   $   20,120,296
Operating expenses                        18,994,099       21,993,843       20,065,741       19,924,054
                                      --------------   --------------   --------------   --------------
Operating income                             408,995        1,229,344        1,138,243          196,242
                                      --------------   --------------   --------------   --------------
Net income (loss)                     $      197,537   $      659,826   $      448,594   $     (154,336)
Net income (loss) per common share:
      Basic                           $          .03   $          .11   $          .08   $         (.02)
      Diluted                         $          .03   $          .10   $          .07   $         (.02)
Weighted average common shares:
      Basic                                5,941,856        5,941,856        5,943,255        6,192,823
      Diluted                              6,388,444        6,355,295        6,609,114        6,192,823

                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                            Second            Third
                                       First Quarter     Quarter Ended     Quarter Ended     Fourth Quarter
                                       Ended June 30,    September 30,      December 31,     Ended March 31,
                                           2003              2003              2003               2004
                                      ---------------   ---------------   ---------------    ---------------
                                            As                As                As
                                         Restated          Restated          Restated
                                      ---------------   ---------------   ---------------    ---------------
Sales                                 $    20,203,923   $    16,557,568   $    19,076,940    $    13,442,053
Operating expenses                         18,669,481        16,475,649        19,182,751         15,202,435
                                      ---------------   ---------------   ---------------    ---------------
Operating income (loss)                     1,534,442            81,919          (105,811)        (1,760,382)
                                      ---------------   ---------------   ---------------    ---------------
Net income (loss)                     $       878,205   $        11,846   $      (123,345)   $    (1,329,177)
Net income (loss) per common share:
      Basic                           $           .17   $           .00   $          (.02)   $          (.23)
      Diluted                         $           .15   $           .00   $          (.02)   $          (.23)
Weighted average common shares:
      Basic                                 5,119,347         5,135,035         5,137,179          5,673,630
      Diluted                               5,765,948         6,223,819         5,137,179          5,673,630


Item 9.   Changes in and Disagreements with Accountants on Accounting and
------    ---------------------------------------------------------------
          Financial Disclosure.
          --------------------

          None.

Item 9A.  Controls and Procedures.
-------   -----------------------

Evaluation of Disclosure Controls and Procedures

                  An evaluation was performed, under the supervision of, and with the participation of, the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-(e) to the Securities and Exchange Act of
1934). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were not effective, as of the end of the period covered by this Annual Report on Form 10-K for the year ended March 31, 2005 (the "Report"), in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Report, see below Changes in Internal Controls.

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

                  1.  Financial Statements:
                      --------------------                                                        Page
                  ------------------------------------------------------------------------------------
                       Index to Financial Statements                                               26
                          Consolidated Financial Statements of CoActive Marketing Group, Inc.
                              Report of Independent Registered Public Accounting Firm              27
                              Consolidated Balance Sheets as of March 31, 2005 (restated)
                              and 2004                                                             28
                              Consolidated Statements of Operations for the years ended
                                  March 31, 2005 (restated), 2004 and 2003                         29
                              Consolidated Statements of Stockholders' Equity
                                  for the years ended March 31, 2005 (restated), 2004 and 2003     30
                              Consolidated Statements of Cash Flows for the years ended
                                  March 31, 2005 (restated), 2004 and 2003                         31
                              Notes to Consolidated Financial Statements                           32

                  2.  Financial Statement Schedules:
                      -----------------------------

                       S-1    Report of Independent Registered Public Accounting Firm              55
                       S-2    Allowance for Doubtful Accounts                                      56

                  3.  Exhibits:
                      --------

         Exhibit
         Number          Description of Exhibits.
         ------          ------------------------

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

         10.13 Amended and Restated Credit Agreement dated as of July 22, 2004, by and among CoActive Marketing Group, Inc., Inmark Services LLC, Optimum Group LLC, U.S. Concepts LLC, Grupo Hacerlo LLC, TrikMedia LLC and Signature Bank (incorporated by reference to Exhibit 10.13 to the Registrant's Annual report on Form 10-K for the fiscal year ended March 31, 2004, initially filed with the Securities and Exchange Commission on July 22, 2004).

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

         32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act.

         32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
CoActive Marketing Group, Inc.


The audits referred to in our report dated June 27, 2005, except for Note 1, as to which is dated September 27, 2005, relating to the consolidated financial statements of CoActive Marketing Group, Inc. and Subsidiaries, which is contained in Item 8 of the Form 10-K, included the audits of the financial statement schedule for the years ended March 31, 2005, 2004 and 2003. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO Seidman, LLP
--------------------
BDO Seidman, LLP

Melville, New York
June 27, 2005

                         Allowance for Doubtful Accounts

                                     Balance                                            Balance
                                   at beginning                                         at end
                                    of period        Additions        Deductions       of period
                                    ---------        ---------        ----------       ---------
Year ended March 31, 2005           $ 295,981        $  63,500        $ 290,537        $  68,944

Year ended March 31, 2004           $  80,412        $ 256,000        $  40,431        $ 295,981

Year ended March 31, 2003           $  75,000        $  36,000        $  30,588        $  80,412



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

                                COACTIVE MARKETING GROUP, INC.

                                By: /s/ ERWIN I. MEVORAH
                                    --------------------------------------------
                                    Erwin I. Mevorah
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                    Dated: December 6, 2005

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

     Signature and Title                         Signature and Title
     -------------------                         -------------------


By: /s/ JOHN P. BENFIELD                     By: /s/ ERWIN I. MEVORAH
    ------------------------------------         -------------------------------
    John P. Benfield                             Erwin I. Mevorah
    President and                                Chief Financial Officer
    Chief Executive Officer and Director         (Principal Financial and
    (Principal Executive Officer)                Accounting Officer)

Dated: December 6, 2005                      Dated: December 6, 2005

By: /s/ PAUL A. AMERSHADIAN                  By: /s/ HERBERT M. GARDNER
    ------------------------------------         -------------------------------
    Paul A. Amershadian                          Herbert M. Gardner
    Executive Vice President - Marketing         Director
    and Sales and Director

Dated: December 6, 2005                      Dated: December 6, 2005

By: /s/ MARC PARTICELLI                      By: /s/ BRIAN MURPHY
    ------------------------------------         -------------------------------
    Marc Particelli                              Brian Murphy
    Director                                     Director

Dated: December 6, 2005                      Dated: December 6, 2005

By: /s/ THOMAS E. LACHENMAN                  By: /s/ JOHN A. WARD, III
    ------------------------------------         -------------------------------
    Thomas E. Lachenman                          John A. Ward, III
    Director                                     Director

Dated: December 6, 2005                      Dated: December 6, 2005

By: /s/ JAMES FEENEY                         By: /s/ DONALD A. BERNARD
    ------------------------------------         -------------------------------
    James Feeney                                 Donald A. Bernard
    Director                                     Director

Dated: December 6, 2005                      Dated: December 6, 2005