Form 10-Q/A
period 2005-06-30
COACTIVE MARKETING GROUP INC
filed 2005-12-06
CIK 886475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the three month period ended June 30, 2005, initially filed with the Securities and Exchange Commission (the "SEC") on August 12, 2005, (the "Original Filing") reflects a restatement of the consolidated financial statements of CoActive Marketing Group, Inc. (the "Company") for the quarter ended June 30, 2005, as discussed in Note 1 to the consolidated financial statements. The determination to restate these financial statements was made as a result of management's identification of the erroneous recording of $350,000 of revenues in the Company's prior year third quarter ended December 31, 2004 with respect to a customer contract under which the Company had been paid but not yet rendered the services that would entitle it to recognize such revenues. The restatement, without any affect on the Company's net income as originally reported for the quarter ended June 30, 2005, reduced retained earnings and stockholders' equity by $209,000, to $6,904,000 from $7,114,000 and to $16,559,000 from $16,769,000, respectively. Further information on the restatement adjustments can be found in Note 1 to the accompanying consolidated financial statements. The Amendment No. 1 reflects the cumulative effect of the Company's foregoing adjustments on its filings with the SEC of amendments to its Quarterly Report on Form 10-Q for the three months ended December 31, 2004 and Annual Report on Form 10-K for the fiscal year ended March 31, 2005 which the Company is filing contemporaneously with this Amendment No. 1.

This Amendment No. 1 also includes related changes to the disclosures in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Controls and Procedures." Except as otherwise specifically noted, all information contained herein is as of June 30, 2005 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Original Filing.

                                      INDEX
                                      -----

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Consolidated Financial Statements of CoActive Marketing Group, Inc. and Subsidiaries (Unaudited)

              Consolidated Balance Sheets - June 30, 2005 (restated)
                and March 31, 2005 (Audited) (restated)                       4

              Consolidated Statements of Operations - Three months
                ended June 30, 2005 and June 30, 2004                         5

              Consolidated Statement of Stockholders' Equity -
                Three months ended June 30, 2005 (restated)                   6

              Consolidated Statements of Cash Flows - Three months
                ended June 30, 2005 and June 30, 2004                         7

              Notes to Unaudited Consolidated Financial Statements            8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        19

Item 4.    Controls and Procedures                                           19

PART II - OTHER INFORMATION
---------------------------

Items 1, 2, 3, 4 and 5.  Not Applicable                                      20

Item 6.    Exhibits                                                          20

SIGNATURES                                                                   21
----------

                         PART I - FINANCIAL INFORMATION
                         COACTIVE MARKETING GROUP, INC.
                           Consolidated Balance Sheets
                        June 30, 2005 and March 31, 2005

                                                                        June 30, 2005  March 31, 2005*
                                                                          (restated)     (restated)
                                                                        -------------  ---------------
                                                                         (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                            $    683,315   $  2,394,248
    Accounts receivable, net of allowance for doubtful accounts of
       $75,000 at June 30, 2005 and $69,000 at March 31, 2005              12,730,618      9,321,653
    Unbilled contracts in progress                                          3,155,940      3,739,233
    Deferred contract costs                                                 1,311,799        656,577
    Note and interest receivable from officer                                 796,751              -
    Prepaid expenses and other current assets                                 461,547        533,421
    Deferred taxes                                                             37,145              -
    Prepaid taxes and other receivables                                        37,500        123,902
                                                                         ------------   ------------
       Total current assets                                                19,214,615     16,769,034

Property and equipment, net                                                 4,230,986      4,252,327

Note and interest receivable from officer                                           -        789,459
Goodwill, net                                                              19,895,694     19,895,694
Intangible asset                                                              200,000        200,000
Deferred financing costs, net                                                  85,131         82,142
Other assets                                                                  464,070        386,601
                                                                         ------------   ------------
    Total assets                                                         $ 44,090,496   $ 42,375,257
                                                                         ============   ============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                     $  4,954,093   $  5,013,409
    Deferred revenue                                                        8,612,264      7,870,082
    Accrued job costs                                                       3,386,411      2,174,885
    Accrued compensation                                                    1,612,963        425,855
    Other accrued liabilities                                                 684,328      1,192,141
    Accrued taxes payable                                                     178,650        144,396
    Deferred taxes payable                                                          -        224,170
    Notes payable bank - current                                            1,000,000      1,000,000
                                                                         ------------   ------------
       Total current liabilities                                           20,428,709     18,044,938

Notes payable bank - long term                                              3,550,000      3,584,500
Deferred rent                                                               2,652,114      2,649,091
Minority interest of consolidated subsidiary                                  643,960        645,971
 Deferred taxes payable                                                       256,104        325,129
                                                                         ------------   ------------
    Total liabilities                                                      27,530,887     25,249,629
                                                                         ------------   ------------
Stockholders' equity:
    Class A convertible preferred stock, par value $.001;
       authorized 650,000 shares; none issued and outstanding                       -              -
    Class B convertible preferred stock, par value $.001;
       authorized 700,000 shares; none issued and outstanding                       -              -
    Preferred stock, undesignated; authorized 3,650,000 shares;
       none issued and outstanding                                                  -              -
    Common stock, par value $.001; authorized 25,000,000 shares;
       issued and outstanding 6,261,690 shares at June 30, 2005
       and March 31, 2005                                                       6,261          6,261
    Additional paid-in capital                                              9,649,023      9,649,023
    Retained earnings                                                       6,904,325      7,470,344
                                                                         ------------   ------------
       Total stockholders' equity                                          16,559,609     17,125,628
                                                                         ------------   ------------
    Total liabilities and stockholders' equity                           $ 44,090,496   $ 42,375,257
                                                                         ============   ============

* The consolidated balance sheet as of March 31, 2005 has been summarized from the Company's audited balance sheet as of that date.
See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Operations
                    Three Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                             2005            2004
                                                                         ------------    ------------
Sales                                                                    $ 21,512,543    $ 19,403,094

Operating expenses:
    Reimbursable costs and expenses                                         7,955,808       7,275,484
    Outside production costs and expenses                                   5,942,080       4,398,868
    Salaries, payroll taxes and benefits                                    5,884,683       5,243,156
    General and administrative expenses                                     2,530,627       2,076,591
                                                                         ------------    ------------
Total operating expenses                                                   22,313,198      18,994,099
                                                                         ------------    ------------

Operating (loss) income                                                      (800,655)        408,995

Interest expense, net                                                         (56,320)        (57,122)
                                                                         ------------    ------------
(Loss) income before (benefit) provision for income taxes and
    minority interest in net loss (income) of consolidated                   (856,975)        351,873
    subsidiary

(Benefit) provision for income taxes                                         (288,945)        115,343
                                                                         ------------    ------------
Net (loss) income before minority interest in net loss (income) of
    consolidated subsidiary                                                  (568,030)        236,530

Minority interest in net loss (income) of consolidated subsidiary               2,011         (38,993)
                                                                         ------------    ------------

Net (loss) income                                                        $   (566,019)   $    197,537
                                                                         ============    ============

Net (loss) income per common share:
     Basic                                                               $       (.09)   $        .03
                                                                         ============    ============
     Diluted                                                             $       (.09)   $        .03
                                                                         ============    ============
Weighted average number of common shares outstanding:
     Basic                                                                  6,261,690       5,941,856
     Dilutive effect of options and warrants                                        -         446,588
                                                                         ------------    ------------
     Diluted                                                                6,261,690       6,388,444
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

                         COACTIVE MARKETING GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                        Three Months Ended June 30, 2005
                                   (Unaudited)

                                               Common Stock
                                              par value $.001                                          Total
                                       ---------------------------    Additional      Retained     Stockholders'
                                          Shares         Amount     Paid-in Capital   Earnings         Equity
                                       ------------   ------------  --------------- ------------    ------------
                                                                                     (restated)      (restated)
Balance, March 31, 2005 (restated)        6,261,690   $      6,261   $  9,649,023   $  7,470,344    $ 17,125,628

Net loss                                          -              -              -       (566,019)       (566,019)
                                       ------------   ------------   ------------   ------------    ------------

Balance, June 30, 2005 (restated)         6,261,690   $      6,261   $  9,649,023   $  6,904,325    $ 16,559,609
                                       ============   ============   ============   ============    ============


See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Cash Flows
                    Three Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                                                 2005            2004
                                                                                             ------------    ------------
Cash flows from operating activities:
    Net (loss) income                                                                        $   (566,019)   $    197,537
    Adjustments to reconcile net (loss) income to net cash used in operating activities:
        Depreciation and amortization                                                             190,750         175,574
        Deferred rent amortization                                                                 (6,167)              -
        Provision (credit) for bad debt expense                                                     6,000        (117,000)
        Interest income on note receivable from officer                                            (7,292)         (7,299)
        Deferred income taxes                                                                    (330,340)        119,715
        Minority interest of consolidated subsidiary                                               (2,011)         38,993
        Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable                                          (3,414,965)        324,552
           Decrease (increase) in unbilled contracts in progress                                  583,293        (189,890)
           Increase in deferred contract costs                                                   (655,222)       (213,898)
           Decrease in prepaid expenses and other assets                                            3,595         106,547
           Decrease in prepaid taxes and other receivables                                         86,402               -
           Decrease in accounts payable                                                           (59,316)       (117,185)
           Increase (decrease) in deferred revenue                                                742,182      (1,113,045)
           Increase (decrease) in accrued job costs                                             1,211,526        (375,503)
           Increase in accrued compensation                                                     1,187,108           2,484
           Increase in accrued taxes payable                                                       34,254               -
           (Decrease) increase in other accrued liabilities                                      (507,813)        979,052
                                                                                             ------------    ------------
           Net cash used in operating activities                                               (1,504,035)       (189,366)
                                                                                             ------------    ------------
Cash flows from investing activities:
    Purchases of fixed assets                                                                    (163,914)        (70,259)
                                                                                             ------------    ------------
           Net cash used in investing activities                                                 (163,914)        (70,259)
                                                                                             ------------    ------------
Cash flows from financing activities:
    Borrowings of debt                                                                            800,000               -
    Repayments of debt                                                                           (834,500)       (187,500)
    Financing costs                                                                                (8,484)              -
    Costs incurred in connection with sale of stock                                                     -          (8,400)
                                                                                             ------------    ------------
           Net cash used in financing activities                                                  (42,984)       (195,900)
                                                                                             ------------    ------------
           Net decrease in cash and cash equivalents                                           (1,710,933)       (455,525)

Cash and cash equivalents at beginning of period                                                2,394,248       3,164,158
                                                                                             ------------    ------------
Cash and cash equivalents at end of period                                                   $    683,315    $  2,708,633
                                                                                             ============    ============
Supplemental disclosures of cash flow information:
    Interest paid during the period                                                          $     51,163    $     64,259
                                                                                             ============    ============
    Income tax paid during the period                                                        $      7,453    $      8,309
                                                                                             ============    ============
Noncash activities relating to investing and financing activities:
    Amortization of projected reimbursements from clients for straight lining of rent        $      9,190       $       -
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

     Restatement

     The consolidated financial statements as of and for the fiscal quarter ended June 30, 2005 were restated as a result of the Company's identification of the erroneous recording of $350,000 of revenues in the Company's prior year third quarter ended December 31, 2004 with respect to a customer contract under which the Company had been paid but not yet rendered the services that would entitle it to recognize such revenues. There were related adjustments to the Company's consolidated statement of stockholders' equity and consolidated statement of cash flows, without any affect on the Company's cash or net cash used in operating activities at and for the three months ended June 30, 2005. The effect of the revised presentation of the Company's consolidated balance sheet is below.

     Balance Sheet as of June 30, 2005

                                                  As previously
                                                    reported         As restated
                                                    --------         -----------
     Deferred taxes                                          -           37,145
     Prepaid taxes and other receivables                     -           37,500
     Total current assets                           19,139,970       19,214,615
     Total assets                                   44,015,851       44,090,496
     Deferred revenue                                8,225,108        8,612,264
     Deferred taxes payable                            102,717                -
     Total current liabilities                      20,144,270       20,428,709
     Total liabilities                              27,246,448       27,530,887
     Retained earnings                               7,114,119        6,904,325
     Total stockholders' equity                     16,769,403       16,559,609
     Total liabilities and stockholders' equity     44,015,851       44,090,496

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

     The following table illustrates the effects on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock based incentive plans:

                                                                     Three Months    Three Months
                                                                        Ended           Ended
                                                                    June 30, 2005   June 30, 2004
                                                                    -------------   -------------
     Net (loss) income as reported                                   $   (566,019)   $    197,537
     Less compensation expense determined under the fair value
       method, net of tax (1)                                               9,550          54,694
                                                                     ------------    ------------
     Pro forma net (loss) income                                     $   (575,569)   $    142,843
                                                                     ============    ============

     Net (loss) income per share - Basic:
       As reported                                                   $       (.09)   $        .03
       Pro forma                                                     $       (.09)   $        .02

     Net (loss) income per share - Diluted:
       As reported                                                   $       (.09)   $        .03
       Pro forma                                                     $       (.09)   $        .02

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

Restatement

     The consolidated financial statements as of and for the fiscal quarter ended June 30, 2005 were restated as a result of the Company's identification of the erroneous recording of $350,000 of revenues in the Company's prior year third quarter ended December 31, 2004 with respect to a customer contract under which the Company had been paid but not yet rendered the services that would entitle it to recognize such revenues. The restatement reduces retained earnings and stockholders' equity by $209,000, to $6,904,000 from $7,114,000 and to $16,559,000 from $16,769,000, respectively. The restatements do not affect the Company's net income as originally reported for the quarter ended June 30, 2005. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, the Company implemented procedures intended to strengthen its internal control processes and prevent a recurrence of future errors of this nature.

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

Results of Operations

     The following table presents operating data of the Company expressed as a percentage of sales for the three months ended June 30, 2005 and 2004:

                                                            Three Months Ended
                                                                 June 30,
                                                           --------------------
                                                            2005          2004
                                                           ------        ------
Statement of Operations Data:
Sales                                                      100.0%        100.0%
Reimbursable costs and expenses                             37.0%         37.5%
Outside production costs and expenses                       27.6%         22.7%
Salaries, payroll taxes and benefits                        27.4%         27.0%
General and administrative expenses                         11.8%         10.7%
Total operating expenses                                   103.7%         97.9%
Operating (loss) income                                    (3.7)%          2.1%
Interest expense, net                                      (0.3)%        (0.3)%
(Loss) income before (benefit) provision for income
   taxes and minority interest in net loss (income)
   of consolidated subsidiary                              (4.0)%          1.8%
(Benefit) provision for income taxes                       (1.3)%          0.6%
Minority interest in net loss (income) of consolidated
   subsidiary                                                 -          (0.2)%
Net (loss) income                                          (2.6)%          1.0%

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

                                                        Three Months Ended
                                                              June 30,
                                                     ------------------------
                                                       2005             2004
                                                     --------        --------
Statement of Operations Data:
Sales                                                   10.9%          (4.0)%
Reimbursable costs and expenses                          9.4%           66.7%
Outside production costs and expenses                   35.1%         (41.8)%
Salaries, payroll taxes and benefits                    12.2%           16.1%
General and administrative expenses                     21.9%          (7.1)%
Total operating expenses                                17.5%            1.7%
Operating (loss) income                              (295.8)%         (73.3)%
Interest expense, net                                  (1.4)%          (9.8)%
(Loss) income before (benefit) provision for
   income taxes and minority interest in net
   loss (income) of consolidated subsidiary          (343.5)%         (76.1)%
(Benefit) provision for income taxes                 (350.5)%         (81.1)%
Minority interest in net loss (income) of
   consolidated subsidiary                           (105.2)%        (315.7)%
Net (loss) income                                    (386.5)%         (77.5)%

     Sales. Sales for the quarter ended June 30, 2005 were $21,513,000, compared to sales of $19,403,000 for the quarter ended June 30, 2004, an increase of $2,110,000. The following table presents a comparative summary of the components of sales for the three months ended June 30, 2005 and 2004:

                                                               Three Months Ended June 30,
                                            ----------------------------------------------------------------
                   Sales                       2005              %                  2004              %
                   -----                    -----------     -----------          -----------    ------------
    Core business                           $12,339,414            57.4          $11,305,834            58.3
    MarketVision                              1,217,321             5.6              821,776             4.2
    Reimbursable costs and expenses           7.955,808            37.0            7,275,484            37.5
                                            -----------     -----------          -----------    ------------
      Total sales                           $21,512,543           100.0          $19,403,094           100.0
                                            ===========     ===========          ===========    ============


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

     Reimbursable Costs and Expenses. In the delivery of certain services to our clients, the Company purchases a variety of items and services on their behalf for which it is reimbursed. The amount of reimbursable costs and expenses will vary from period to period, based on the type and scope of the promotional service being provided. Reimbursable costs and expenses for the three months ended June 30, 2005 and 2004 were $7,956,000 and $7,275,000, respectively.
Reimbursable costs and expenses as a percentage of sales for the quarter ended June 30, 3005 was 37.0% compared to 37.5% for the quarter ended June 30, 2004. The increase in reimbursable costs and expenses of $681,000 was primarily due to an increase of approximately $871,000 in reimbursable costs and expenses attributable to Market Vision clients offset by a decrease of approximately $190,000 in reimbursable costs and expenses attributable to other clients.

     Outside Production Costs and Expenses. Outside production costs and expenses consist of the costs of purchased materials, media, services and other expenditures incurred in connection with and directly related to sales. Outside production costs for the three months ended June 30, 2005 were $5,942,000 compared to $4,399,000 for the three months ended June 30, 2004, an increase of

$1,543,000. Outside production costs as a percentage of sales (exclusive of reimbursements of costs and expenses) amounted to 43.8% and 36.3%, respectively, in the quarters ended June 30, 2005 and 2004. The weighted mix of outside production costs and the mark-up related to these components may vary significantly from project to project based on the type and scope of the service being provided. Accordingly, for the quarters ended June 30, 2005 and 2004, outside production costs as a percentage of sales are reflective of the aggregate mix of client projects during such periods. For the three months ended June 30, 2005, outside production costs and expenses as a percentage of the revenue earned on the associated contracts, were higher than during the three months ended June 30, 2004.

     Salaries, Payroll Taxes and Benefits. Salaries, payroll taxes and benefits, exclusive of program reimbursable costs, consist of the salaries, payroll taxes and benefit costs related to all direct labor, indirect labor and overhead personnel. For the quarter ended June 30, 2005, salaries, payroll taxes and benefits were $5,885,000, compared to $5,243,000 for the quarter need June 30, 2004. The increase in these costs of $642,000 was primarily attributable to increased staffing to support an anticipated Fiscal 2006 increase in the level of operations. Salaries, payroll taxes and benefits as a percentage of sales (exclusive of reimbursable costs and expenses) amounted to 43.4% and 43.2%, respectively, in the quarters ended June 30, 2005 and 2004.

     General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees and other overhead expenses which for the three months ended June 30, 2005 were $2,531,000, compared to $2,077,000 for the three months ended June 30, 2004, an increase of $454,000. The increase in these expenses was primarily the result of increased costs in professional fees, the relocation of Market Vision's office and the inclusion of the effect of a $126,000 benefit realized in the three months ended June 30, 2004 due to the reversal of an allowance for bad debt provision previously provided for. General and administrative expenses as a percentage of sales (exclusive of reimbursable costs and expenses and the effect of the prior year's quarter benefit realized for the reversal of an allowance for bad debt provision) amounted to 18.7% and 18.2%, respectively, in the quarters ended June 30, 2005 and 2004.

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

     At June 30, 2005, the Company had cash and cash equivalents of $683,000, a working capital deficit of $1,214,000, which includes approximately $8,612,000 of deferred revenue, outstanding bank loans of $4,550,000, an outstanding bank letter of credit of $500,000, stockholders' equity of $16,560,000 and $2,200,000 available for borrowing under its revolving credit line. In comparison, at March 31, 2005, the Company had cash and cash equivalents of $2,394,000, a working capital deficit of $1,276,000, which included approximately $7,870,000 of deferred revenue, outstanding bank loans of $4,584,500, an outstanding bank letter of credit of $500,000, $2,415,500 available for borrowing under the revolving credit line, and stockholders' equity of $17,126,000.

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

     During the quarter ended September 30, 2005,, the Company determined that it had erroneously recorded $350,000 of revenues in the quarter ended December 31, 2004 with respect to a customer contract under which the Company had been paid but not yet rendered the services that would entitle it to recognize such revenues. After reviewing the circumstances leading up to the restatement, during the quarter ended September 30, 2005, the Company implemented procedures intended to strengthen its internal control processes and prevent a recurrence of future errors of this nature.

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