Form 10-Q
period 2005-12-31
COACTIVE MARKETING GROUP INC
filed 2006-02-15
CIK 886475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to
                              ----------------    ---------------

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

                  [X] Yes [ ] No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  [ ] Yes [X] No

As of February 14, 2006, 6,605,303 shares of the Registrant's Common Stock, par value $.001 per share, were outstanding.

================================================================================

                                      INDEX
                                      -----

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Consolidated Financial Statements of CoActive Marketing Group, Inc. and Subsidiaries (Unaudited)

              Consolidated Balance Sheets - December 31, 2005 and
                 March 31, 2005 (Audited) (Restated)                          3

              Consolidated Statements of Operations - Three and nine
                 months ended December 31, 2005 and 2004                      4

              Consolidated Statement of Stockholders' Equity - Nine
                 months ended December 31, 2005 (Restated)                    5

              Consolidated Statements of Cash Flows - Nine months
                 ended December 31, 2005 and 2004                             6

              Notes to Unaudited Consolidated Financial Statements            7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          19

Item 4.  Controls and Procedures                                             19

PART II - OTHER INFORMATION
---------------------------

Items 1, 2, 3, 4 and 5.  Not Applicable                                      20

Item 1A. Risk Factors                                                        20

Item 6.  Exhibits                                                            21

SIGNATURES                                                                   22
----------

                         PART I - FINANCIAL INFORMATION
                         COACTIVE MARKETING GROUP, INC.
                           Consolidated Balance Sheets
                      December 31, 2005 and March 31, 2005

                                                                                  December 31, 2005    March 31, 2005*
                                                                                  -----------------   -----------------
                                                                                     (Unaudited)          (Restated)
Assets
Current assets:
    Cash and cash equivalents                                                     $       4,807,486   $       2,394,248
    Accounts receivable, net of allowance for doubtful accounts of
       $172,000 at December 31, 2005 and $69,000 at March 31, 2005                       16,208,820           9,321,653
    Unbilled contracts in progress                                                        3,119,536           3,739,233
    Deferred contract costs                                                                 483,349             656,577
    Note and interest receivable from officer                                               815,440                  --
    Prepaid expenses and other current assets                                               803,677             533,421
    Prepaid taxes and other receivables                                                     167,926             123,902
                                                                                  -----------------   -----------------
       Total current assets                                                              26,406,234          16,769,034

Property and equipment, net                                                               4,009,476           4,252,327

Note and interest receivable from officer                                                        --             789,459
Goodwill, net                                                                             8,227,191           8,227,191
Intangible asset                                                                            200,000             200,000
Deferred financing costs, net                                                                83,607              82,142
Deferred tax asset                                                                        4,339,307           4,342,272
Other assets                                                                                442,988             386,601
                                                                                  -----------------   -----------------
    Total assets                                                                  $      43,708,803   $      35,049,026
                                                                                  =================   =================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                              $       4,480,815   $       5,013,409
    Deferred revenue                                                                     15,633,690           7,870,082
    Accrued job costs                                                                     3,819,542           2,174,885
    Accrued compensation                                                                  1,322,309             425,855
    Other accrued liabilities                                                             1,310,980           1,192,141
    Accrued taxes payable                                                                    78,153             144,396
    Deferred taxes payable                                                                  118,049             224,170
    Notes payable bank - current                                                          1,000,000           1,000,000
                                                                                  -----------------   -----------------
       Total current liabilities                                                         27,763,538          18,044,938

Notes payable bank - long term                                                            2,250,000           3,584,500
Deferred rent                                                                             2,626,399           2,649,091
Minority interest of consolidated subsidiary                                                742,239             645,971
                                                                                  -----------------   -----------------
    Total liabilities                                                                    33,382,176          24,924,500
                                                                                  -----------------   -----------------

Stockholders' equity:
    Class A convertible preferred stock, par value $.001; authorized 650,000                     --                  --
       shares; none issued and outstanding
    Class B convertible preferred stock, par value $.001; authorized 700,000                     --                  --
       shares; none issued and outstanding
    Preferred stock, undesignated; authorized 3,650,000 shares; none issued and                  --                  --
       outstanding
    Common stock, par value $.001; authorized 25,000,000 shares; issued and outstanding 6,605,303 shares at December 31, 2005 and 6,621,690 at March
       31, 2005                                                                               6,605               6,261
    Additional paid-in capital                                                           10,036,526           9,649,023
    Retained earnings                                                                       283,496             469,242
                                                                                  -----------------   -----------------
       Total stockholders' equity                                                        10,326,627          10,124,526
                                                                                  -----------------   -----------------
    Total liabilities and stockholders' equity                                    $      43,708,803   $      35,049,026
                                                                                  =================   =================

*The consolidated balance sheet as of March 31, 2005 has been summarized from the Company's restated audited balance sheet as of that date, which the Company intends to file as soon as practicable.

See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Operations
             Three and Nine Months Ended December 31, 2005 and 2004
                                   (Unaudited)


                                                     Three Months Ended December 31,         Nine Months Ended December 31,
                                                  ------------------------------------    ------------------------------------
                                                        2005                2004                2005                2004
                                                  ----------------    ----------------    ----------------    ----------------
Sales                                             $     24,918,576    $     21,203,984    $     73,617,502    $     63,830,265

Operating expenses:
     Reimbursable program costs and expenses             9,238,342           8,566,364          26,654,578          22,920,920
     Outside production costs and expenses               6,434,094           4,300,771          20,278,666          16,486,819
     Salaries, payroll taxes and benefits                5,957,449           5,048,108          17,957,516          15,190,113
     General and administrative expense                  3,109,296           2,150,498           8,577,702           6,455,831
                                                  ----------------    ----------------    ----------------    ----------------
Total operating expenses                                24,739,181          20,065,741          73,468,462          61,053,683
                                                  ----------------    ----------------    ----------------    ----------------

Operating income                                           179,395           1,138,243             149,040           2,776,582

Interest expense, net                                       59,244              56,241             177,109             177,193
                                                  ----------------    ----------------    ----------------    ----------------

Income (loss) before provision for income taxes
     and minority interest in net income of
     consolidated subsidiary                               120,151           1,082,002             (28,069)          2,599,389

Provision for income taxes                                  85,031             364,430              61,409             914,175
                                                  ----------------    ----------------    ----------------    ----------------

Net income (loss) before minority interest in
     net income of consolidated subsidiary                  35,120             717,572             (89,478)          1,685,214

Minority interest in net income of consolidated
     subsidiary                                            (56,285)           (268,978)            (96,268)           (379,257)
                                                  ----------------    ----------------    ----------------    ----------------

Net (loss) income                                 $        (21,165)   $        448,594    $       (185,746)   $      1,305,957
                                                  ================    ================    ================    ================

Net (loss) income per common share:
     Basic                                        $            .00    $            .08    $           (.03)   $            .22
                                                  ================    ================    ================    ================
     Diluted                                      $            .00    $            .07    $           (.03)   $            .20
                                                  ================    ================    ================    ================

Weighted average number of common shares:
        Basic                                            6,605,303           5,943,255           6,397,479           5,942,324
        Dilutive effect of options and warrants                 --             665,859                  --             469,279
                                                  ----------------    ----------------    ----------------    ----------------
        Diluted                                          6,605,303           6,609,114           6,397,479           6,411,603
                                                  ================    ================    ================    ================

See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                       Nine Months Ended December 31, 2005
                                   (Unaudited)


                                               Common Stock
                                              par value $.001                                                      Total
                                     ---------------------------------      Additional        Retained         Stockholders'
                                         Shares            Amount        Paid-in Capital      Earnings            Equity
                                     ---------------   ---------------   ---------------   ---------------    ---------------
                                                                                              (Restated)         (Restated)
Balance, March 31, 2005 (Restated)         6,261,690   $         6,261   $     9,649,023   $       469,242    $    10,124,526

Exercise of options and warrants             343,613               344           387,503                --            387,847

Net loss                                          --                --                --          (185,746)          (185,746)
                                     ---------------   ---------------   ---------------   ---------------    ---------------

Balance, December 31, 2005                 6,605,303   $         6,605   $    10,036,526   $       283,496    $    10,326,627
                                     ===============   ===============   ===============   ===============    ===============

See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended December 31, 2005 and 2004
                                   (Unaudited)

                                                                                            2005            2004
                                                                                        ------------    ------------
Cash flows from operating activities:
    Net (loss) income                                                                   $   (185,746)   $  1,305,957
    Adjustments to reconcile net (loss) income to net cash  provided by operating activities:
        Depreciation and amortization                                                        600,501         471,289
        Deferred rent amortization                                                           (50,261)             --
        Provision (credit) for bad debt expense                                              110,477         (72,544)
        Interest income on note receivable from officer                                      (25,981)        (20,652)
        Deferred income taxes                                                               (103,156)        (32,709)
        Minority interest of consolidated subsidiary                                          96,268         379,257
        Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable                                     (6,997,644)      3,546,397
           Decrease (increase) in unbilled contracts in progress                             619,697        (974,613)
           Decrease (increase) in deferred contract costs                                    173,228         (87,814)
           (Increase) decrease in prepaid expenses and other assets                         (299,074)         85,023
           (Increase) decrease in prepaid taxes and other receivables                        (44,024)         54,943
           (Decrease) in accounts payable                                                   (532,594)     (1,063,036)
           Increase (decrease) in deferred revenue                                         7,763,608        (901,682)
           Increase (decrease) in accrued job costs                                        1,644,657        (551,669)
           Increase (decrease) in accrued compensation                                       896,454         (96,127)
           (Decrease) increase in accrued taxes payable                                      (66,243)        928,768
           Increase in other accrued liabilities                                             118,839         220,868
                                                                                        ------------    ------------

           Net cash provided by operating activities                                       3,719,006       3,191,656
                                                                                        ------------    ------------

Cash flows from investing activities:
    Purchases of fixed assets                                                               (339,735)       (187,746)
                                                                                        ------------    ------------

           Net cash used in investing activities                                            (339,735)       (187,746)
                                                                                        ------------    ------------

Cash flows from financing activities:
    Borrowings of debt                                                                     5,450,000              --
    Proceeds from exercise of stock options and warrants                                     387,847          27,175
    Repayments of debt                                                                    (6,784,500)       (962,500)
    Financing costs                                                                          (19,380)        (38,944)
    Costs incurred in connection with sale of stock                                               --          (8,400)
                                                                                        ------------    ------------

           Net cash used in financing activities                                            (966,033)       (982,669)
                                                                                        ------------    ------------

           Net increase in cash and cash equivalents                                       2,413,238       2,021,241

Cash and cash equivalents at beginning of period                                           2,394,248       3,164,158
                                                                                        ------------    ------------
Cash and cash equivalents at end of period                                              $  4,807,486    $  5,185,399
                                                                                        ============    ============
Supplemental disclosures of cash flow information:
    Interest paid during the period                                                     $    198,091    $    204,997
                                                                                        ============    ============
    Income tax paid during the period                                                   $    230,844    $     13,552
                                                                                        ============    ============
Noncash activities relating to operating activities:
    Amortization of projected reimbursements from clients for straight lining of rent   $     27,569    $         --
                                                                                        ============    ============

See accompanying notes to unaudited consolidated financial statements.

                 CoActive Marketing Group, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

                           December 31, 2005 and 2004


(1)      Basis of Presentation
         ---------------------

         The interim financial statements of CoActive Marketing Group, Inc. (the "Company") for the three and nine months ended December 31, 2005 and 2004 have been prepared without audit. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three and nine months ended December 31, 2005 are not necessarily indicative of the results for a full year.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended March 31, 2005.

         Restatement

         The consolidated financial statements as of and for the fiscal years ended March 31, 2005, 2004 and 2003, as well as the fiscal quarters ended September 30, 2005 and June 30, 2005, were restated as a result of the Company's current review of the goodwill associated with each of its reporting units. In reviewing its carrying value of goodwill at December 31, 2005, for the purpose of determining if there was any impairment in goodwill, the Company concluded that in prior periods a portion of the intercompany amounts due from one of its reporting units, Optimum Group LLC ("OG"), previously considered as working capital should have been included as part of OG's carrying value for impairment valuation purposes. Accordingly, the Company believes that the carrying value at September 30, 2005, June 30, 2005, March 31, 2005, 2004 and 2003 of OG was greater than its fair value. As a result, the Company recorded non-cash pre-tax charges of $4,131,000 and $7,537,000 for the years ended March 31, 2004 and 2003, respectively (net after tax in the amount of $2,479,000 and $4,522,000, respectively) to reflect such impairments and reduce the carrying value of goodwill associated with OG. The adjustment required a restatement of the Company's consolidated balance sheets and consolidated statements of operations, as well as related adjustments to the Company's consolidated statements of stockholders' equity and consolidated statements of cash flows, without any effect on the Company's cash or net cash provided from operations at and for the fiscal years ended March 31, 2005, 2004 and 2003, as well as the fiscal quarters ended September 30, 2005 and June 30, 2005. The Company intends to file amended annual reports on Form 10-K/A for the fiscal years ended March 31, 2005, 2004 and 2003, as well as amended quarterly reports on Form 10-Q/A for the fiscal quarters ended June 30, 2005 and September 30, 2005, as soon as practicable. The effect of the restatement on the Company's consolidated balance sheet at March 31, 2005 is presented below:

                                                               As previously
                                                                 reported     As restated
                                                               ------------   ------------
                  Goodwill, net                                $ 19,895,694   $  8,227,191
                  Deferred tax asset                                     --      4,342,272
                  Total assets                                   42,375,257     35,049,026
                  Deferred taxes payable                            325,129             --
                  Total liabilities                              25,249,629     24,924,500
                  Retained earnings                               7,470,344        469,242
                  Total stockholders' equity                     17,125,628     10,124,526
                  Total liabilities and stockholders' equity     42,375,257     35,049,026

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

(3)      Adoption of FIN 46R
         -------------------

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51," with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. The provisions regarding implementation dates were revised by FIN 46 (Revised) ("FIN 46R"). The consolidation requirements of FIN 46R apply to variable interest entities in the first year or interim period ending after March 15, 2004. Effective in the fourth quarter of Fiscal 2004, the Company adopted FIN 46R as it relates to the activities of its Market Vision affiliate. Accordingly, the operations and financial statements of Market Vision for the three and nine months ended December 31, 2005 and 2004 are included in the consolidated financial statements of the Company.

(4)      Reimbursable Program Costs and Expenses
         ---------------------------------------

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

         Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Goodwill impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of earnings. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has five reporting units representing each of its subsidiaries. The Company completed its annual impairment review for each reporting unit as of March 31, 2005 and no impairment in the recorded goodwill and intangible asset was initially identified.

         The consolidated financial statements as of and for the fiscal years ended March 31, 2005, 2004 and 2003, as well as the fiscal quarters ended September 30, 2005 and June 30, 2005, were restated as a result of the Company's review of the goodwill associated with each of its reporting units. In reviewing its carrying value of goodwill at December 31, 2005, for the purpose of determining if there was any impairment in goodwill, the Company concluded that in prior periods a portion of the intercompany amounts due from one of its reporting units, OG, previously considered as working capital should have been considered as part of OG's carrying value for impairment valuation purposes. Accordingly, the Company believes that the carrying value at September 30, 2005, June 30, 2005, March 31, 2005, 2004, and 2003 of OG
         was greater than its fair value. As a result, the Company recorded non-cash pre-tax charges of $4,131,000 and $7,537,000 for the years ended March 31, 2004 and 2003, respectively (net after tax in the amount of $2,479,000 and $4,522,000, respectively) to reflect such impairments and reduce the carrying value of goodwill associated with OG. The consolidated financial statements as of and for the fiscal years ended March 31, 2005, 2004 and 2003, as well as for the fiscal quarters ended June 30, 2005 and September 30, 2005, were restated as a result of the Company's change in the methodology of valuing its goodwill for impairment.

         Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Other than as set forth above, during the nine months ended December 31, 2005, the Company has not identified any indication of goodwill impairment in its other reporting units.

(7)      Net (Loss) Income Per Share
         ---------------------------

         For the three months and nine months ended December 31, 2005, options and warrants, which expire through April 30, 2015, to purchase approximately 1,841,000 and 1,975,000 shares of common stock, respectively, at prices ranging from $1.12 to $10.00 per share, were excluded from the computation of diluted earnings per share due to the Company incurring a net loss, as such their effect would have been anti-dilutive. For the three and nine months ended December 31, 2004, options and warrants, which expire through April 30, 2014, to purchase approximately 740,000 and 1,619,000 shares of common stock, respectively, at prices ranging from $2.94 to $10.00 and $2.49 to $10.00, respectively, were excluded from the computation of diluted earnings per share as their exercise prices exceeded the then fair market value of the Company's common stock, as such their effect would have been anti-dilutive.

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

(11)     Deferred Rent
         -------------

         Deferred rent consists of (i) the excess of the allocable straight line rent expense to date as compared to the total amount of rent due and payable through such period, (ii) the capitalization of rent during any build out period during which the Company has the right to occupy the space but pays no rent or a reduced rate of rent, and (iii) funds received from landlords to reimburse the Company for the cost, or a portion of the cost, of leasehold improvements. Increases and reductions to deferred rent are recognized as adjustments to rent expense over the term of the lease.

(12)     Notes Payable Bank
         ------------------

         At December 31, 2005, the Company's bank borrowings of $3,250,000 consist of an amortizing term loan with an outstanding principal balance of $3,250,000 and a revolving credit loan with no outstanding principal balance (exclusive of a letter of credit outstanding in the amount of $500,000). Pursuant to an Amended and Restated Credit Agreement ("Credit Agreement") entered into with a bank on March 24, 2005, the maximum amount available for borrowing under the revolving credit line is $3,000,000, and the term loan is repayable in monthly installments of principal in the amount of $83,333 with a final payment due on March 1, 2009. The revolving credit loan has a final maturity date of March 24, 2008. The Credit Agreement provides for a number of affirmative, negative and financial covenants. At December 31, 2005, the Company was not in compliance with certain financial covenants of its Credit Agreement, namely the debt service coverage ratio and the consolidated senior funded debt to consolidated EBITDA ratio. On February 14, 2006, the bank waived the Company's noncompliance with these covenants which resulted from the pre-tax charge of $520,000 ("Buyout Charge") relating to the Company's buyout of its Great Neck, NY office (Note 17). The waiver received was solely for the covenant violations for the quarter ended December 31, 2005. In addition, on February 14, 2006, the Company and the bank entered into an amendment to the Credit Agreement, whereby the Buyout Charge will be excluded from the covenant calculation for the purposes of computing earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the Credit Agreement. The amendment provides that EBITDA will not include the Buyout Charge for the fiscal quarters ended March 31, 2006, June 30, 2006, September 30, 2006, December 31, 2006 and
         through January 2, 2007.

(13)     Income Taxes
         ------------

         The provision for income taxes for the three and nine months ended December 31, 2005 and 2004 is based upon the Company's estimated effective tax rate for the respective fiscal years.

(14)     Accounting for Stock-Based Compensation
         ---------------------------------------

         The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock-based compensation plans and accordingly, no compensation cost has been recognized for the issuance of stock options in the consolidated financial statements. The Company has elected not to implement the fair value based accounting method for employee stock options under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), but has elected to disclose the pro forma net income
         (loss) per share for employee stock option grants as if such method had been used to account for stock-based compensation costs described in SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure an amendment of SFAS Statement No. 123."

         The following table illustrates the effects on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock based incentive plans:

                                          Three Months      Three Months     Nine Months       Nine Months
                                             Ended             Ended            Ended             Ended
                                          December 31,      December 31,     December 31,      December 31,
                                              2005              2004             2005              2004
                                         --------------    --------------   --------------    --------------
Net (loss) income as reported            $      (21,165)   $      448,594   $     (185,746)   $    1,305,957
Less compensation expense determined
  under the fair value method, net of
  tax (1)                                        13,970            54,700           77,184           164,087
                                         --------------    --------------   --------------    --------------

Pro forma net (loss) income              $      (35,135)   $      393,894   $     (262,930)   $    1,141,870
                                         ==============    ==============   ==============    ==============

Net (loss) income per share - Basic:
  As reported                            $          .00    $          .08   $         (.03)   $          .22
  Pro forma                              $         (.01)   $          .07   $         (.04)   $          .19

Net (loss) income per share - Diluted:
  As reported                            $          .00    $          .07   $         (.03)   $          .20
  Pro forma                              $         (.01)   $          .06   $         (.04)   $          .18


    (1) Compensation expense for the three and nine months ended December 31, 2004 has been restated to reflect net of tax amounts. The effect of this restatement was not material.


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

         In March 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB No. 107"). SAB No. 107 provides guidance regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, including guidance related to valuation methods; the classification of compensation expense; non-GAAP financial measures; the accounting for income tax effects of share-based payment arrangements; disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS No. 123R; and modifications of options prior to the adoption of SFAS No. 123R. The Company is currently assessing the guidance in SAB No. 107 as part of its evaluation of the adoption of SFAS No. 123R.

         On October 6, 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" ("FSP 13-1"). FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 is effective for the first reporting after December 15, 2005. In Fiscal 2005, the Company had capitalized rental costs incurred during the construction period of its New York Office. The adoption of this guidance could impact the Company's future financial statements if the Company opens additional facilities.

(16)     Lease Accounting Correction
         ---------------------------

         Until the fourth quarter of Fiscal 2005, the Company recognized certain lease obligations as they became due and payable. In light of announcements made by a number of public companies regarding lease accounting and an SEC clarification on the subject, the Company corrected its lease accounting. As a result, with regard to one of its office leases, the Company corrected its computation of rent expense, depreciation of leasehold improvements and the classification of landlord allowances related to leasehold improvements. The correction does not affect the Company's historical or future cash flows or the timing of payments under the related lease. The effect on the Company's prior years' (including the three and nine months ended December 31, 2004) net income (loss), earnings (loss) per share, cash flow from operations and stockholders' equity were deemed to be immaterial therefore requiring no restatement.

         In connection with the correction, at March 31, 2005, the Company recorded an increase in property and equipment - leasehold improvements, of $1,979,000, an increase in other assets of $371,000, an increase in deferred rent of $2,649,000 and a decrease in deferred taxes payable of $119,000.

         The Company has historically received reimbursements from certain clients for expenses, including, but not limited to, rent. Such reimbursements are made based on current rental payments payable independent of any straight-lining accounting methodology. Accordingly, in order to match the effect of the straight line rent adjustment to projected future reimbursements from clients, the Company has recorded a deferred asset for the estimated portion allocable to these clients as of March 31, 2005 as a result of the correction of this error. At December 31, 2005 and March 31, 2005, the projected reimbursements from these clients for the effect of the straight line adjustment amounted to approximately $399,000 and $371,000, respectively, and are included in other assets. This asset will be amortized over the period of the clients' expected reimbursement. Should any of these clients elect not to renew their contracts with the Company prior to the payment of such amounts, the remaining asset or portion thereof may result in a charge to earnings.

(17)     Lease Termination
         -----------------

         Effective January 1, 2006, the Company entered into a termination of lease agreement which terminated the lease of its Great Neck, New York office for a consideration in the amount of $520,000. Prior to such termination, the Company had relocated its corporate headquarters and that of its subsidiary, Inmark Services LLC ("Inmark"), to its New York, New York office. Inmark vacated the Great Neck office in December 2005. Accordingly, in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", the "cease-use" date as defined in that pronouncement with regard to this office, occurred in December 2005. As a result, the Company recorded a lease termination expense in the amount of $520,000 which is included in general and administrative expense for the three and nine months ended December 31, 2005. The associated liability at December 31, 2005 is included in other accrued liabilities in the accompanying consolidated balance sheet.

         After the application of its security deposit for such office to the termination consideration, the net payment to the landlord under the terminated lease amounted to approximately $478,000.

         As a result of the termination of the lease, approximately $35,000 of fixed assets, consisting of $15,000 of the remaining unamortized leasehold improvement balance, as well as $20,000 in other equipment, were written off during the quarter ended December 31, 2005 and included in general and administrative expenses in the Company's consolidated statement of operations.

(18)     Reclassifications
         -----------------

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

Overview

                  CoActive Marketing Group, Inc., through its wholly-owned subsidiaries Inmark Services LLC, Optimum Group LLC, U. S. Concepts LLC and Digital Intelligence Group LLC, together with its affiliate Garcia Baldwin, Inc. doing business as Market Vision, is a multicultural, integrated sales promotional and marketing services agency. Our client base predominantly consists of Fortune 500 and other large companies. We develop, manage and execute sales promotion programs at both national and local levels. Our programs help our clients effectively promote their goods and services directly to retailers and consumers and are intended to assist them in achieving a maximum impact and return on their marketing investment. Our activities reinforce brand awareness, provide incentives to retailers to order and display our clients' products, and motivate consumers to purchase those products.

                  Our services include experiential and event marketing, interactive marketing, Hispanic marketing, and all elements of consumer and trade promotion and are marketed directly to our clients by our sales force operating out of offices located in New York, New York; Cincinnati, Ohio; Atlanta, Georgia; Chicago, Illinois; San Francisco, California and San Antonio, Texas.

Restatement

                  The consolidated financial statements as of and for the fiscal years ended March 31, 2005, 2004 and 2003, as well as the fiscal quarters ended September 30, 2005 and June 30, 2005, were restated as a result of the Company's current review of the goodwill associated with each of its reporting units. In reviewing its carrying value of goodwill at December 31, 2005, for the purpose of determining if there was any impairment in goodwill, the Company concluded that in prior periods a portion of the intercompany amounts due from one of its reporting units, Optimum Group LLC ("OG"), previously considered as working capital should have been included as part of OG's carrying value for impairment valuation purposes. Accordingly, the Company believes that the carrying value at September 30, 2005, June 30, 2005, March 31, 2005, 2004 and 2003 of OG was
greater than its fair value. As a result, the Company recorded non-cash pre-tax charges of $4,131,000 and $7,537,000 for the years ended March 31, 2004 and 2003, respectively (net after tax in the amount of $2,479,000 and $4,522,000, respectively) to reflect such impairments and reduce the carrying value of goodwill associated with OG.

The adjustment required a restatement of the Company's consolidated balance sheets and consolidated statements of operations, as well as related adjustments to the Company's consolidated statements of stockholders' equity and consolidated statements of cash flows, without any effect on the Company's cash or net cash provided from operations at and for the fiscal years ended March 31, 2005, 2004 and 2003, as well as the fiscal quarters ended September 30, 2005 and June 30, 2005. The Company intends to file amended annual reports on Form 10-K/A for the fiscal years ended March 31, 2005, 2004 and 2003, as well as amended quarterly reports on Form 10-Q/A for the fiscal quarters ended June 30, 2005 and September 30, 2005, as soon as practicable.

Lease Accounting Correction

                  Until the fourth quarter of Fiscal 2005, the Company recognized certain lease obligations as they became due and payable. In light of announcements made by a number of public companies regarding lease accounting and a SEC clarification on the subject, the Company corrected its lease accounting. As a result, with regard to one of its office leases, the Company corrected its computation of rent expense, depreciation of leasehold improvements and the classification of landlord allowances related to leasehold improvements. The correction does not affect the Company's historical or future cash flows or the timing of payments under the related lease. The effect on the Company's prior years' (including the three and nine months ended December 31, 2004) earnings per share, cash flow from operations and stockholders' equity were deemed to be immaterial therefore requiring no restatement.

                  As a result of the correction, at March 31, 2005, the Company recorded an increase in property and equipment - leasehold improvements, of $1,979,000, an increase in other assets of $371,000, an increase in deferred rent of $2,649,000 and a decrease in deferred taxes payable of $119,000.

                  The Company has historically received reimbursements from certain clients for expenses, including, but not limited to, rent. Such reimbursements are made based on current rental payments payable independent of any straight-lining accounting methodology. Accordingly, in order to match the effect of the straight line rent adjustment to projected future reimbursements from clients, the Company has recorded a deferred asset for the estimated portion allocable to these clients as of March 31, 2005 as a result of the correction of this error. At December 31, 2005 and March 31, 2005, the projected reimbursements from these clients for the effect of the straight line adjustment amounted to approximately $399,000 and $371,000, respectively, and are included in other assets. This asset will be amortized over the period of the clients' expected reimbursement. Should any of these clients elect not to renew their contracts with the Company prior to the payment of such amounts; the remaining asset or portion thereof may result in a charge to earnings.

                  The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended March 31, 2005.

Results of Operations

                  The following table presents operating data of the Company expressed as a percentage of sales for the three and nine months ended December 31, 2005 and 2004:

                                                                  Three Months Ended            Nine Months Ended
                                                                     December 31,                  December 31,
                                                               -------------------------     -------------------------
                                                                  2005           2004           2005           2004
                                                               ----------     ----------     ----------     ----------
Statement of Operations Data:
Sales                                                               100.0%         100.0%         100.0%         100.0%
Reimbursable program costs and expenses                              37.1%          40.4%          36.2%          35.9%
Outside production costs and expenses                                25.8%          20.3%          27.5%          25.8%
Salaries, payroll taxes and benefits                                 23.9%          23.8%          24.4%          23.8%
General and administrative expense                                   12.5%          10.1%          11.7%          10.1%
Total operating expenses                                             99.3%          94.6%          99.8%          95.7%
Operating income                                                      0.7%           5.4%           0.2%           4.3%
Interest expense, net                                                 0.2%           0.3%           0.2%           0.3%
Income (loss) before provision for income taxes and minority
     interest in net income of consolidated subsidiary                0.5%           5.1%            --            4.1%
Provision for income taxes                                            0.3%           1.7%           0.1%           1.4%
Minority interest in net income of consolidated subsidiary           (0.2)%         (1.3)%         (0.1)%         (0.6)%
Net (loss) income                                                    (0.1)%          2.1%          (0.3)%          2.0%

                  Sales. Sales for the quarter ended December 31, 2005 were $24,919,000, compared to sales of $21,204,000 for the quarter ended December 31, 2004, an increase of $3,715,000 or 17.5%. Sales for the nine months ended December 31, 2005 were $73,618,000, compared to sales of $63,830,000 for the nine months ended December 31, 2004, an increase of $9,788,000 or 15.3%. The following table presents a comparative summary of the components of sales for the three and nine months ended December 31, 2005 and 2004:

                                           Three Months Ended                                   Nine Months Ended
                                              December 31,                                        December 31,
                            -------------------------------------------------   -------------------------------------------------
      Sales                     2005          %           2004          %           2005          %           2004          %
      -----                 ------------   --------   ------------   --------   ------------   --------   ------------   --------
Core business               $ 13,975,662       56.1   $ 10,955,652       51.7   $ 42,668,639       58.0   $ 37,496,587       58.7
Market Vision                  1,704,572        6.8      1,681,968        7.9      4,294,285        5.8      3,412,758        5.4
Reimbursable program
   costs and expenses (1)      9,238,342       37.1      8,566,364       40.4     26,654,578       36.2     22,920,920       35.9
                            ------------   --------   ------------   --------   ------------   --------   ------------   --------
   Total sales              $ 24,918,576      100.0   $ 21,203,984      100.0   $ 73,617,502      100.0   $ 63,830,265      100.0
                            ============   ========   ============   ========   ============   ========   ============   ========

(1)  Includes reimbursable costs both from the core business and Market Vision.

                  The Company's increase in its core business sales for the three and nine months ended December 31, 2005 reflects (i) cross-sold services provided on behalf of Market Vision, and (ii) increased overall marketing services provided to clients. Increased core business revenues were realized in both the three and nine month period ending December 31, 2005 due to higher sales from experiential event and sales promotion marketing programs.

                  While not increasing to the levels anticipated, the increase in sales for Market Vision for the three and nine months ended December 31, 2005 was due to an overall increase in demand for Hispanic marketing services from new and existing clients.

                  In the delivery of certain services to our clients, the Company purchases a variety of items and services on their behalf for which it is reimbursed. The amount of reimbursable program costs and expenses, which are included in revenues, will vary from period to period, based on the type and scope of the promotional service being provided.

                  Operating Expenses. Operating expenses for the three and nine months ended December 31, 2005 increased by $4,673,000 and $12,414,000, or 23% and 20%, respectively, and amounted to $24,739,000 and $73,468,000, respectively, compared to $20,066,000 and $61,054,000, respectively, for the three and nine months ended December 31, 2004. The increase in operating expenses for the three and nine month periods resulted from the aggregate of the following:

                  Reimbursable Program Costs and Expenses. In the delivery of certain services to our clients, the Company purchases a variety of items and program services on their behalf for which it is reimbursed. The amount of reimbursable costs and expenses will vary from period to period, based on the type and scope of the promotional service being provided. Reimbursable costs and expenses for the three and nine months ended December 31, 2005 were $9,238,000 and $26,655,000, respectively, compared to $8,566,000 and $22,921,000 for the three and nine months ended December 31, 2004, respectively. The increase in reimbursable costs and expenses in Fiscal 2006 was primarily due to Market Vision programs as well as increased program services from core business activities, in particular the Company's experiential and sales promotion programs. Such core programs, as well as those executed by Market Vision, often include reimbursed cost and expense components. In addition, in Fiscal 2006 there were several new projects that included significant reimbursable cost and expense components.

                  Outside Production Costs and Expenses. Outside production costs and expenses consist of the costs of purchased materials, media, services and other expenditures incurred in connection with and directly related to sales. Outside production costs for the three and nine months ended December 31, 2005 were $6,434,000 and $20,279,000 compared to $4,301,000 and $16,487,000 for the three and nine months ended December 31, 2004, an increase of $2,133,000 and $3,792,000, or 50% and 23%, respectively. The weighted mix of outside production costs and the mark-up related to these components may vary significantly from project to project based on the type and scope of the service being provided. For the three months ended December 31, 2005, outside production costs and expenses as a percentage of sales (exclusive of reimbursements of costs and expenses), increased to 41% from 34% in the comparable period in the prior year. For the nine months ended December 31, 2005, outside production costs as a percentage of sales (exclusive of reimbursements of costs and expenses) amounted to 43% compared to 40% for the nine months ended December 31, 2004. The increases realized in both the three and nine months ended December 31, 2005 is due primarily to lower margins earned on experiential sales, as well as interactive and media programs. Experiential program client mix in the current year shifted to programs that contained a higher average sale price, but included a higher percentage of outside production costs, thereby yielding a lower margin. Unlike the prior year, interactive programs in the current year included many projects that contained an outside production cost element. In such programs, the margins earned on such production costs are relatively low. In the prior year, media programs contained a higher percentage of fee only programs that did not contain an outside production cost element.

                  Salaries, Payroll Taxes and Benefits. Salaries, payroll taxes and benefits, exclusive of program reimbursable costs, consist of the salaries, payroll taxes and benefit costs related to all direct labor, indirect labor and overhead employees. For the three and nine months ended December 31, 2005, salaries, payroll taxes and benefits were $5,957,000 and $17,958,000, respectively, compared to $5,048,000 and $15,190,000, respectively, for the three and nine months ended December 31, 2004. The increase in compensation costs of $909,000 and $2,768,000, or 18% for each of the three and nine months ended December 31, 2005 as compared to 2004, was primarily attributable to increased staffing to support an anticipated Fiscal 2006 increase in the level of operations to service the Company's core business activities (in particular experiential events and interactive marketing programs) and Market Vision sales. Salaries, payroll taxes and benefits as a percentage of sales (exclusive of reimbursable costs and expenses) amounted to 38%, for each of the three and nine months ended December 31, 2005, compared to 40% and 37%, respectively, for the three and nine months ended December 31, 2004. While compensation costs decreased as a percentage of sales due to increased core business activities, this percentage was effected by lower than expected sales from Market Vision coupled with the increased staffing at Market Vision in the current year. As a result of the increase in client relationships, Market Vision initiated a strategic plan to increase its account service and creative staff in order to adequately service and support the projects which have been generated and are expected to be generated. While the Company believes that Market Vision's current staffing provides the capacity to service increased project activity, sales to date have not increased to the levels anticipated.

                  General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees and other overhead expenses which for the three and nine months ended December 31, 2005 were $3,109,000 and $8,578,000, respectively, compared to $2,150,000 and $6,456,000, respectively, for the comparative prior years periods, an increase of $959,000 and $2,122,000, or 45% and 33%, respectively. The increase in these expenses was primarily the result of costs associated with the termination of the Company's Great Neck, New York office lease, increased marketing and creative expenses, professional fees, as well as other general and administrative expenses. In addition, during the nine months ended December 31, 2004, the Company realized a benefit of $126,000 from the reversal of an allowance for bad debt expense relating to an account that was collected. In the current quarter, due to the uncertainty regarding the collectability of certain receivables, the Company recorded an additional bad debt reserve of approximately $30,000 that it had not anticipated. The Company's bad debt expense (credit) amounted to $40,000 and $110,000 for the quarter and nine months ended December 31, 2005, respectively, compared to $29,000 and ($73,000) for the three and nine months ended December 31, 2004, respectively.

                  Effective January 1, 2006, the Company entered into a termination of lease agreement which terminated the lease of its Great Neck, New York office for a consideration in the amount of $520,000. Prior to such termination, the Company had relocated its corporate headquarters and that of its subsidiary, Inmark Services LLC ("Inmark"), to its New York, New York office. Inmark vacated the Great Neck office in December 2005. Accordingly, in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", the "cease-use" date as defined in that pronouncement with regard to this office, occurred in December 2005. As a result, the Company recorded a lease termination expense in the amount of $520,000, which is included in general and administrative expense for the three and nine months ended December 31, 2005. The associated liability at December 31, 2005 is included in other accrued liabilities in the accompanying consolidated balance sheet.

                  After the application of its security deposit for such office to the termination consideration, the net payment to the landlord under the terminated lease amounted to approximately $478,000. As a result of the termination of the lease, the Company expects to reduce operating expenses by approximately $1,200,000 over the 31 month period commencing January 1, 2006 and ending July 31, 2008, the original termination date of this lease.

                  As a result of the termination of the lease, approximately $35,000 of fixed assets, consisting of $15,000 of the remaining unamortized leasehold improvement balance, as well as $20,000 in other equipment, were written off during the quarter ended December 31, 2005 and included in general and administrative expenses in the Company's consolidated statement of operations.

                  General and administrative expenses as a percentage of sales (exclusive of reimbursable program costs) amounted to 20% for the three months ended December 31, 2005 and 18% for the nine months ended December 31, 2005, compared to 17% and 16%, respectively, for the comparable prior year periods. Exclusive of the Great Neck, Long Island office lease termination costs in the current year and the $126,000 bad debt expense reversal which was recorded in the prior year, such percentages amounted to 16% and 17% for the three months ended December 31, 2005 and 2004, respectively, and 17% and 16%, for the nine months ended December 31, 2005 and 2004, respectively.

                  Interest Expense, Net. Net interest expense, consisting of interest expense of $78,000 offset by interest income of $19,000, for the three months ended December 31, 2005 amounted to $59,000, an increase of $3,000, compared to net interest expense of $56,000, consisting of interest expense of $72,000 offset by interest income of $16,000 for the three months ended December 31, 2004. Net interest expense, consisting of interest expense of $214,000 offset by interest income of $37,000, for the nine months ended December 31, 2005 amounted to $177,000, unchanged vs. the comparable period in the prior year. In the nine months ended December, 2004, net interest expenses consisted of $177,000, consisting of interest expense of $207,000 offset by interest income of $30,000. Interest expense consists primarily of the Company's bank debt. Interest charges on the bank debt are computed based on the prime interest rate in effect. While the Company's average bank debt has decreased as compared to the prior year, rising interest rates have substantially offset such savings.

                  Income (Loss) Before Provision for Income Taxes and Minority Interest in Net Income of Consolidated Subsidiary. The Company's income (loss) before the provision for income taxes and minority interest in net income of consolidated subsidiary for the three and nine months ended December 31, 2005 was $120,000 and $(28,000) compared to income of $1,082,000 and $2,599,000 for the three and nine months ended December 31, 2004. During the quarter ended December 31, 2005, the Company's core businesses relating to experiential events and sales promotion marketing programs showed year over year increases in sales. However, these increases were offset by higher outside production costs, costs associated with the termination of the Company's Great Neck, New York office lease and increased infrastructure costs.

                  Provision For Income Taxes. The provisions for federal, state and local income taxes for the three and nine months ended December 31, 2005 and 2004 were based upon the Company's estimated effective tax rate for the respective fiscal years.

                  Minority Interest in the Net Income of Consolidated Subsidiary. For the three and nine months ended December 31, 2005, the Company reflected a non-cash charge of $(56,000) and $(96,000), respectively, representing a third party's 51% ownership interest in the net income of Market Vision, compared to a non-cash charge of $(269,000) and $(379,000) for such third party's interest in the net income of Market Vision for the three and nine months ended December 31, 2004, respectively. The change reflects the reduced profitability of Market Vision in the three and ninth month periods ended December 31, 2005.

                  Net (Loss) Income and (Loss) Earnings per Share. As a result of the items discussed above, net loss for the three and nine months ended December 31, 2005 was $(21,000) and $(186,000), respectively, compared to net income of $449,000 and $1,306,000 for the prior year three and nine month period ended December 31, 2004. Fully diluted (loss) earnings per share amounted to $(.00) and $(.03) for the three and nine months ended December 31, 2005, respectively, compared to $.07 and $.20 in the three and nine months ended December 31, 2004.

Liquidity and Capital Resources

                  On March 24, 2005, the Company entered into an Amended and Restated Credit Agreement with Signature Bank, under which amounts available for borrowing under its revolving credit line were increased by $2.4 million to $3.0 million, and the term loan portion of the credit facility was increased by $1.1 million to $4.0 million. On March 25, 2005, Signature advanced the Company the increased portion of the term loan, a portion of which was used to repay the remaining $425,000 in principal outstanding under its 9% subordinated note issued in connection with its acquisition of Optimum Group. Borrowings under the Credit Agreement are evidenced by promissory notes and are secured by all of the Company's assets. The Company pays Signature a quarterly fee equal to .25% per annum on the unused portion of the revolving credit line. Pursuant to the Amended and Restated Credit Agreement:

     o Principal payments on the term loan are to be made in 48 equal monthly installments of $83,333, with the final payment due in March 2009. Prior to the amendment, principal payments to Signature on the term loan portion of the facility were $162,500 per month.
     o The maturity date of loans made under the revolving credit line has been extended from July 22, 2006 to March 24, 2008.

     o Interest on the revolving loans has been reduced to Signature's prime rate (7.25% at December 31, 2005) from its prime rate plus .50%, and interest on the term loan has been reduced to Signature's prime rate plus .50% from its prime rate plus 1.0%.

                  The Credit Agreement provides for a number of affirmative and negative covenants, restrictions, limitations and other conditions including, among others, (i) limitations regarding the payment of cash dividends, (ii) restriction on the use of proceeds, (iii) prohibition on incurring a consolidated net loss, as defined in the Credit Agreement, in two consecutive fiscal quarters or any fiscal year, (iv) compliance with defined senior debt leverage ratio and debt service ratio covenants, (v) limitation on annual capital expenditures, and (vi) maintenance of 15% of beneficially owned shares of the Company held by certain members of the Company's management. At December 31, 2005, the Company was not in compliance with certain financial covenants of its Credit Agreement, namely the debt service coverage ratio and the consolidated senior funded debt to consolidated EBITDA ratio. On February 14, 2006, the bank waived the Company's defaults arising as a result of such noncompliance.

                  The analysis of the Company's statements of cash flows following the table below is inclusive of the total cash flows of Market Vision. Summarized financial information of Market Vision at December 31, 2005 and March 31, 2005 is as follows:

                                                                 December 31, 2005    March 31, 2005
                                                                 -----------------   -----------------
               Cash                                              $       2,012,000   $         223,000
               Current assets                                            4,789,000           5,698,000
               Current liabilities                                       3,589,000           4,563,000
               Working capital                                           1,200,000           1,135,000


               For the nine months ended                         December 31, 2005   December 31, 2004
                                                                 -----------------   -----------------

                    Net cash provided by operating activities    $       1,950,000   $       1,071,000
                    Cash paid for income taxes                             201,000                  --
                    Cash paid for interest                                      --                  --
                    Net income                                             189,000             744,000

                  At December 31, 2005, the Company had cash and cash equivalents of $4,807,000, a working capital deficit of $1,357,000 (which includes $15,634,000 of deferred revenue), outstanding bank loans of $3,250,000, an outstanding bank letter of credit of $500,000, stockholders' equity of $10,327,000 and $3,000,000 available for borrowing under its revolving credit line. In comparison, at March 31, 2005, the Company had cash and cash equivalents of $2,394,000, a working capital deficit of $1,276,000 (which included $7,870,000 of deferred revenue), outstanding bank loans of $4,585,000, an outstanding bank letter of credit of $500,000, $2,415,500 available for borrowing under the revolving credit line, and stockholders' equity of $10,125,000.

                  Operating Activities. Net cash provided by operating activities was $3,719,000 for the nine months ended December 31, 2005. The net cash provided by operating activities was primarily attributable to increases in the deferred revenue balance as well as other current liabilities. Such increases were partially offset by a higher accounts receivable balance at December 31, 2005. Operating activities for the balance of Fiscal 2006 will include a net cash outlay of approximately $478,000 in connection with the Company's termination of its Great Neck, New York office lease.

                  Investing Activities. For the nine months ended December 31, 2005, net cash used in investing activities amounted to $340,000 as a result of the purchase of fixed assets. The Company does not expect to make material investments in fixed asset purchases during the remainder of Fiscal 2006.

                  Financing Activities. For the nine months ended December 31, 2005, net cash used in financing activities amounted to $966,000 resulting from a net use of $1,335,000 to reduce bank borrowings, offset by $388,000 from proceeds for the exercise of options and warrants.

Outlook

                  While year over year results are lower than anticipated, the Company continues to expand its relationships and remains confident on continued gains in its experiential events promotion group. These gains have been offset by continued high infrastructure costs as well as lower than expected results from the Company's media and sales promotion units. The Company continues to believe that a large portion of the Company's personnel and other fixed costs provide the Company with the capacity to support significantly higher revenues. In order to maximize return on investment, we continue to refocus our efforts in these areas as well as the need to improve our operating margins by improving our pricing model while controlling our direct compensation and general and administrative costs. Notwithstanding that, infrastructure costs remain high relative to actual sales generated. In January 2006, in an attempt to reduce its infrastructure costs, the Company terminated its Great Neck, New York office lease at a net cash outlay of $478,000 and consolidated the operations previously performed in that location to its New York City office. The lease termination is expected to reduce operating costs by approximately $1,200,000 over the 31 month period commencing January 1, 2006 and ending July 31, 2008, the original termination date of this lease. The Company continues to review its infrastructure costs, particularly in those areas where profitability has not reached anticipated levels. Management believes that cash generated from operations together with amounts currently available for borrowing under the revolving credit line will be sufficient to meet the Company's cash requirements for Fiscal 2006 and on a go forward basis, although there can be no assurance in this regard. To the extent that the Company is required to seek additional external financing, there can be no assurance that the Company will be able to obtain such additional funding to satisfy its cash requirements for Fiscal 2006 or as subsequently required to repay loans under the Credit Agreement.

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

                  Please refer to the Company's 2005 Annual Report on Form 10-K/A for a discussion of the Company's critical accounting policies relating to revenue recognition and goodwill and other intangible asset. During the nine months ended December 31, 2005, there were no material changes to these policies.

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

Item 4.  Controls and Procedures
         -----------------------

Evaluation of Disclosure Controls and Procedures

                  An evaluation was performed, under the supervision of, and with the participation of, the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of
1934). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were not effective, as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (the "Report"), in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Report, see below Changes in Internal Controls.

Changes in Internal Controls

                  There have been no changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                  In reviewing its carrying value of goodwill at December 31, 2005, for the purpose of determining if there was any impairment in goodwill, the Company concluded that in prior periods a portion of the intercompany amounts due from one of its reporting units, OG, previously considered as working capital should have been included as part of OG's carrying value for impairment valuation purposes. Accordingly, the Company believes that the carrying value at September 30, 2005, June 30, 2005, March 31, 2005, 2004 and 2003 of OG was greater than its fair value. As a result, the Company recorded non-cash pre-tax charges of $4,131,000 and $7,537,000 for the years ended March 31, 2004 and 2003, respectively, to reflect such impairments and reduce the carrying value of goodwill associated with OG. The adjustment required a restatement of the Company's consolidated balance sheets and consolidated statements of operations, as well as related adjustments to the Company's consolidated statements of stockholders' equity and consolidated statements of cash flows, without any effect on the Company's cash or net cash provided from operations at and for the fiscal years ended March 31, 2005, 2004 and 2003, as well as the fiscal quarters ended September 30, 2005 and June 30, 2005. After reviewing the circumstances leading up to the restatements, during the quarter ended December 31, 2005, the Company implemented procedures intended to strengthen its internal control processes and prevent a recurrence of future errors of this nature.

                           PART II - OTHER INFORMATION
                           ---------------------------

Items 1, 2, 3, 4, 5.  Not Applicable


Item 1A. Risk Factors
         ------------

Any investment in the Company's common stock involves a high degree of risk. Investors should consider carefully the risks described below, together with the other information contained in this report. Due to the following risks, our business, financial condition and results of operations may suffer materially. As a result, the market price of our common stock could decline, and you could lose all or part of your investment in our common stock. Other than with respect to the first two risk factors identified below, the following risks have not materially changed from those disclosed in the Company's Annual Report on Form 10-K/A for the year ended March 31, 2005.

                  Outstanding Indebtedness; Security Interest. At December 31, 2005, loans outstanding from the Company's secured lender amounted to $3,250,000, and the Company had $3,000,000 of borrowing availability under its revolving credit facility. As security for its obligations under the Credit Agreement, the Company has granted the lender a first priority security interest in all of its assets. In the event of a default under the Credit Agreement, at the lender's option, (i) the principal and interest of the loans and all other obligations under the Credit Agreement will immediately become due and payable, and (ii) the lender may exercise its rights and remedies provided for in the Credit Agreement and the related security agreements, and the rights and remedies of a secured party under applicable law. The Company was required to obtain waivers from its lender for its failure to comply with certain financial covenants provided for in the Credit Agreement for the period ended December 31, 2005. On February 14, 2006, the bank waived the Company's noncompliance with these covenants which resulted from the pre-tax charge of $520,000 ("Buyout Charge") relating to the Company's buyout of its Great Neck, NY office (Note
17). The waiver received was solely for the covenant violations for the quarter ended December 31, 2005. In addition, on February 14, 2006, the Company and the bank entered into an amendment to the Credit Agreement, whereby the Buyout Charge will be excluded from the covenant calculation for the purposes of computing earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the Credit Agreement. The amendment provides that EBITDA will not include the Buyout Charge for the fiscal quarters ended March 31, 2006, June 30, 2006, September 30, 2006, December 31, 2006 and through January 2, 2007. However, there can be no assurance that the lender will waive future non-compliance with these covenants, in which event it will be entitled to accelerate the Company's obligations under the Credit Agreement.

                  Recent Loss. The Company sustained a net loss in the quarter ended December 31, 2005 in the amount of $21,000 and prior to the Company returning to profitability in the quarter ended September 30, 2005 had sustained a net loss in each of its two immediately preceding quarters. The loss in the quarter ended December 31, 2005 was due to the termination of the Company's Great Neck, New York lease, decreased margins, and increased infrastructure costs. In addition, prior losses were due in part to the unpredictable revenue patterns associated with the Company's business, as described below. There can be no assurance the Company will be profitable in future periods.

                  Dependence on Key Personnel. The Company's business is managed by a limited number of key management and operating personnel. The loss of any one of those persons could have a material adverse impact on the Company's business. The Company believes that its future success will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. Several of the Company's key executives are a party to employment agreements that expire in the first half of calendar year 2006.

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

                                   COACTIVE MARKETING GROUP, INC.



Dated: February 14, 2006           By: /s/ JOHN P. BENFIELD
                                       -----------------------------------------
                                       John P. Benfield, President
                                       (Principal Executive Officer)
                                       and Director



Dated: February 14, 2006           By: /s/ ERWIN I. MEVORAH
                                       -----------------------------------------
                                       Erwin I. Mevorah, Chief Financial Officer
                                       (Principal Accounting and Financial
                                       Officer)