Form 10-K/A
period 2005-03-31
COACTIVE MARKETING GROUP INC
filed 2006-06-30
CIK 886475

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-K/A
                         (Amendment No. 2 to Form 10-K)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


For the fiscal year ended March 31, 2005

                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from ____________ to ___________.

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

              Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                           Yes [ ]                   No [X]

              Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                           Yes [ ]                   No [X]

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

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

              Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated files. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

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

Definitive Proxy Statement relating to                     Part III
Registrant's 2005 Annual Meeting of
Stockholders

================================================================================

                         COACTIVE MARKETING GROUP, INC.

                                   FORM 10-K/A
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2005


Explanatory Note

This Amendment No. 2 on Form 10-K/A to the Company's Annual Report on Form 10-K for the year ended March 31, 2005, initially filed with the Securities and Exchange Commission (the "SEC") on June 29, 2005, (the "Original Filing") reflects a restatement of the consolidated financial statements of CoActive Marketing Group, Inc. (the "Company") for the years ended March 31, 2005, 2004 and 2003, as discussed in Note 1 to the consolidated financial statements. The determination to restate these financial statements was made as a result of the Company's review of the carrying value of goodwill associated with each of its reporting units. In reviewing the carrying value of its goodwill at December 31, 2005, for the purpose of determining if there was any impairment in goodwill, the Company concluded that in prior periods a portion of the intercompany amounts due from one of its operating units, Optimum Group LLC, previously considered as working capital should have been included as part of Optimum's carrying value for impairment valuation purposes. Accordingly, the Company believes that the carrying value at March 31, 2005, 2004 and 2003 of Optimum was greater than its fair value. As a result, the Company is restating its financial statements to include non-cash pre-tax charges of $4,131,000 and $7,537,000 for the fiscal years ended March 31, 2004 and 2003, respectively, thereby increasing the Company's net loss as originally reported for the fiscal year ended March 31, 2004 by $2,520,000 to ($5,265,000) or $(.92) per diluted share from
($2,745,000) or $(.48) per diluted share and decreasing the Company's net income as originally reported for the fiscal year ended March 31, 2003 by $4,598,000 to a net loss of ($2,825,000) or ($.56) per diluted share from net income of $1,773,000 or $.32 per diluted share. Further information on the restatement adjustments can be found in Note 1 to the accompanying consolidated financial statements. To reflect the cumulative effect of the foregoing adjustments on its filings with the SEC, the Company is filing contemporaneously with this Amendment No. 2, an amendment to its Quarterly Reports on Form 10-Q/A for the three months ended June 30, 2005 and Form 10-Q for the three and six months ended September 30, 2005.

This Amendment No. 2 includes related changes to the disclosures in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Controls and Procedures." Except as otherwise specifically noted, all information contained herein is as of March 31, 2005 and excludes any events or changes that have occurred subsequent to that date. For the convenience of the reader, this Amendment No. 2 restates in its entirety the Original Filing.

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

                  Recent Loss. We sustained a net loss of approximately $5,265,000 for our fiscal year ended March 31, 2004. This loss was due in part to the unpredictable revenue patterns associated with our business, as described below, as well as the non-cash impairment charge recorded in connection with the write down of the carrying value associated with Optimum's goodwill. Although we were profitable for fiscal 2005, there can be no assurance we will be profitable in future periods.

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

Item 2.  Properties.
------   ----------

                  The Company has the following leased facilities:

                                                                                Square             Fiscal
              Facility                            Location                       Feet           2005 Rent (3)
-----------------------------------------   ---------------------             -----------       -------------
Principal office of CoActive and
principal and sales office of
U.S. Concepts                               New York, New York                   33,200           $  765,000

Principal and sales office of Inmark        Great Neck, New York                 16,700           $  345,000

Principal and sales office of Optimum (1)   Cincinnati, Ohio                     17,000           $  160,000

Principal and sales office of
MarketVision (2)                            San Antonio, Texas                    9,900           $  211,000

Other sales offices of
Inmark, Optimum, U. S. Concepts             Chicago, Illinois                     5,000
and MarketVision                            San Francisco, California               900
                                            Irvine, California                    1,400
                                            Atlanta, Georgia                        100
                                                                                -------
                                            Total                                 7,400           $  138,000

Warehouses of Optimum                       New York, New York                    1,000
and U.S. Concepts used                      Miami Beach, Florida                  1,300
for storage of promotional items            Houston, Texas                          350
                                            Southfield, Michigan                    350
                                            Cincinnati, Ohio                        250
                                            Fairfield, Ohio                         400
                                            Chicago, Illinois                     5,500
                                                                                -------
                                            Total                                 9,150           $  106,000

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

                                           Year Ended      Year Ended        Year Ended          Year Ended            Year Ended
                                            March 31,       March 31,         March 31,           March 31,             March 31,
                                              2001            2002             2003(6)            2004(1)(6)           2005(1)(5)
                                          ------------    ------------       ------------        ------------         ------------
Statement of Operations Data:
Sales (2)                                 $ 58,609,347    $ 59,264,617       $ 59,956,204        $ 69,280,484         $ 83,950,561
Operating Expenses                          56,268,799      57,249,529         64,481,104          73,661,540           80,977,737
Operating Income (Loss)                      2,340,548       2,015,088         (4,524,900)         (4,381,056)           2,972,824
Income (Loss) before Provision
  (Benefit) for Income Taxes, Equity
  in Loss of Affiliate, Minority
  Interest in Net Income of
  Consolidated Subsidiary and                1,465,412       1,637,082         (4,563,021)         (4,621,344)           2,746,341
  Cumulative Effect of Change in
  Accounting Principle
Provision (Benefit) for Income Taxes           583,382         708,818         (1,749,863)         (1,644,186)           1,100,555
Equity in Loss of Affiliate                         --         (18,000)           (11,500)                 --                   --
Minority Interest in Net Income of
  Consolidated Subsidiary                           --              --                 --            (105,359)            (494,165)
Net Income (Loss) before Cumulative
  Effect of Change in Accounting
  Principle for Revenue Recognition            882,030         910,264         (2,824,658)         (3,082,517)           1,151,621
Cumulative Effect of Change in
  Accounting Principle for Revenue
  Recognition, Net of Income Taxes(3)(4)      (502,800)             --                 --          (2,182,814)                  --
Net Income (Loss)                              379,230         910,264         (2,824,658)         (5,265,331)           1,151,621
Net Income (Loss) per Common Share
  before Cumulative Effect of Change
  in Accounting Principle for
  Revenue Recognition:
         Basic                            $        .18    $        .18       $       (.56)       $       (.54)        $        .19
         Diluted                          $        .16    $        .17       $       (.56)       $       (.54)        $        .18
Cumulative Effect of Change in
  Accounting Principle for Revenue
  Recognition, Net of Income Taxes:
         Basic                            $       (.10)   $         --       $         --        $       (.38)        $         --
         Diluted                          $       (.09)   $         --       $         --        $       (.38)        $         --
Net Income (Loss):
         Basic                            $        .08    $        .18       $       (.56)       $       (.92)        $        .19
         Diluted                          $        .07    $        .17       $       (.56)       $       (.92)        $        .18

Pro Forma Amounts Assuming the
  Change in Accounting Principle for
  Revenue Recognition is Applied
  Retroactively:
          Net Income (Loss)                    796,496       1,128,478         (4,373,061)                 --                   --
          Net Income (Loss) per
            Common Share:
         Basic                            $        .16    $        .22       $       (.87)                 --                   --
         Diluted                          $        .15    $        .21       $       (.87)                 --                   --


                                            March 31,       March 31,          March 31,           March 31,            March 31,
                                              2001            2002              2003(6)           2004(1)(6)          2005(1)(5)(6)
                                          ------------    ------------       ------------        ------------         ------------
Balance Sheet Data:
Working Capital (Deficiency)                (3,877,534)     (2,749,170)          (718,147)         (4,767,993)          (1,275,903)
Total Assets                                35,004,400      36,872,138         33,420,912          33,663,838           34,932,341
Current Debt                                 2,983,333       2,358,333          1,375,000           1,875,000            1,000,000
Long-Term Debt                               3,801,667       3,333,333          4,500,000           3,534,500            3,584,500
Total Liabilities                           21,886,012      22,831,586         22,197,818          25,603,794           24,924,499
Stockholders' Equity                        13,118,388      14,040,552         11,223,094           8,060,044           10,007,842

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

(6) Restated for the years ended March 31, 2005, 2004 and 2003 to reflect the recording of non-cash impairment charges of $4,131,000 and $7,537,000, respectively, in the fiscal years ended March 31, 2004 and 2003, respectively, in connection with the Company's review of the carrying value of its goodwill. The Company concluded that a portion of the intercompany amounts due from one of its reporting units previously considered as working capital should have been considered as part of its carrying value for impairment valuation purposes. Accordingly, the Company believes that the carrying value at March 31, 2005, 2004 and 2003 of Optimum was greater than its fair value. The impact of the restatements increased the Company's net loss as originally reported for the fiscal year ended March 31, 2004 by $2,520,000 to ($5,265,000) from ($2,745,000) and decreased the Company's net income as originally reported for the fiscal year ended March 31, 2003 by $4,598,000 to a net loss of ($2,825,000) from net income of $1,773,000.

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

Restatement

                  The consolidated financial statements as of and for the fiscal years ended March 31, 2005, 2004 and 2003 were restated as the result of our review of the carrying value of goodwill associated with each of our reporting units. In reviewing the carrying value of our goodwill at December 31, 2005, for the purpose of determining if there was any impairment in goodwill, we concluded that in prior periods a portion of the intercompany amounts due from one of our operating units, Optimum, previously considered as working capital should have been included as part of Optimum's carrying value for impairment valuation purposes. Accordingly, we believe that the carrying value at March 31, 2005, 2004 and 2003 of Optimum was greater than its fair value. The restatement reduces our net income as originally reported for the fiscal year ended March 31, 2004 by $2,520,000 to ($5,265,000) or $(.92) per diluted share from
($2,745,000) or $(.48) per diluted share and reduces our net income as originally reported for the fiscal year ended March 31, 2003 by $4,598,000 to a net loss of ($2,825,000) or ($.56) per diluted share from net income of $1,773,000 or $.32 per diluted share. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, we implemented procedures intended to strengthen our internal control processes and prevent a recurrence of future errors of this nature.

Adoption of Accounting Standards

                  The Company adopted EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), in the fourth quarter of Fiscal 2004. EITF 00-21, which became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. Prior to the adoption of EITF 00-21, the Company recognized revenue on its broadcast media and special event contracts on the percentage-of-completion method over the life of the contract as identifiable phases of services, such as concept creation and development, media purchase, production, media airing and event execution occurred. Under that method, the Company generally recognized a portion of revenues attributable to those contracts upon signing by the Company's clients. Pursuant to EITF 00-21, with regard to contracts with multiple deliverables, the Company now recognizes income for each unit of accounting, as defined, identified within a contract. In contracts with multiple deliverables where separate units of accounting can not be defined, all of the contract's revenue is recognized as the media is aired and the events take place, without regard to the timing of the contracts' signing or when cash is received under these contracts. The adoption of EITF 00-21 (effective April 1, 2003) resulted in a non-cash charge in Fiscal 2004 reported as a cumulative effect of a change in accounting principle of $2,183,000. The pro forma amounts presented in the consolidated statements of operations were calculated assuming the change in accounting principal was made retroactively to all years presented. For Fiscal 2004, the adoption of EITF 00-21 resulted in an increase in sales of $2,479,000 and an increase in outside production costs and expenses of $1,639,000. After giving effect to the implementation of EITF 00-21 and before the cumulative effect of the change in method of accounting for revenue recognition, the Company had a net loss of $(3,083,000) or $(.54) per common share for Fiscal 2004.

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

Goodwill and Other Intangible Asset

                  The Company's goodwill consists of the cost in excess of the fair market value of the acquired net assets of its subsidiary companies, Inmark, Optimum, U.S. Concepts, MarketVision and Digital Intelligence, which have been identified as the Company's reporting units. The Company also has an intangible asset consisting of an Internet domain name and related intellectual property rights. At March 31, 2005 and 2004, the Company's balance sheet reflected goodwill in the amount of approximately $8,227,000 and an intangible asset in the amount of $200,000.

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

                  The consolidated financial statements as of and for the fiscal years ended March 31, 2005, 2004 and 2003 were restated as a result of the Company's review of the carrying value of goodwill associated with each of its reporting units. In reviewing the carrying value of its goodwill at December 31, 2005, for the purpose of determining if there was any impairment in goodwill, the Company concluded that in prior periods a portion of the intercompany amounts due from one of its reporting units, Optimum Group, previously considered as working capital should have been considered as part of Optimum's carrying value for impairment valuation purposes. Accordingly, the Company believes that the carrying value at March 31, 2005, 2004 and 2003 of Optimum was greater than its fair value. As a result, the Company recorded non-cash pre-tax charges of $4,131,000 and $7,537,000 for the years ended March 31, 2004 and 2003, respectively (net after tax in the amount of $2,520,000 and $4,598,000, respectively), to reflect such impairments and reduce the carrying value of goodwill associated with Optimum. The consolidated financial statements as of and for the fiscal years ended March 31, 2005, 2004 and 2003 were restated as a result of the Company's change in the methodology of valuing its goodwill for impairment.

                  Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Other than as set forth above, during the year ended March 31, 2005, the Company has not identified any indication of goodwill impairment in its other reporting units.

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

                                                                       Year Ended March 31,
                                                           --------------------------------------------
                                                            As Reported     As Reported     Pro Forma
                                                           ------------    ------------    ------------
                                                               2005            2004            2003
                                                                            (restated)      (restated)
                                                           ------------    ------------    ------------
Operations Data:
Sales                                                      $ 83,950,561    $ 69,280,484    $ 53,500,997
Reimbursable costs and expenses                              29,999,150      20,002,471      11,669,664
Outside production costs and expenses                        21,218,373      19,366,050      18,178,556
Salaries, payroll taxes and benefits                         20,593,053      19,989,835      15,500,981
General and administrative expenses                           9,167,161      10,171,960       7,720,088
Impairment charge                                                    --       4,131,224       7,537,279
Total operating expenses                                     80,977,737      73,661,540      60,606,568
Operating income (loss)                                       2,972,824      (4,381,056)     (7,105,571)
Interest expense, net                                          (226,483)       (240,288)       (293,471)
Other income                                                         --              --         255,350
Income (loss) before provision (benefit) for income
   taxes, equity in loss of affiliate, minority interest
   in net income of consolidated subsidiary and
   cumulative effect of change in accounting
   principle
                                                              2,746,341      (4,621,344)     (7,143,692)
Provision (benefit) for income taxes                          1,100,555      (1,644,186)     (2,782,131)
Equity in loss of affiliate                                          --              --         (11,500)
Minority interest in net income of consolidated
   subsidiary                                                  (494,165)       (105,359)             --
Net income (loss)                                             1,151,621      (3,082,517)     (4,373,061)

Per Share Data
Basic income (loss) per share applicable to common
   shareholders                                            $        .19    $       (.54)   $       (.87)
Diluted income (loss) per share applicable to
   common shareholders                                     $        .18    $       (.54)   $       (.87)

Weighted Average Shares Outstanding
Basic                                                         6,004,948       5,700,144       5,029,303
Diluted                                                       6,391,435       5,700,144       5,029,303

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

                                                                   Year Ended March 31,
                                                       ----------------------------------------------
                                                        As Reported      As Reported      Pro Forma
                                                       ------------     ------------     ------------
                                                           2005             2004             2003
                                                                         (restated)       (restated)
                                                       ------------     ------------     ------------
Statement of Operations Data:
Sales                                                         100.0%           100.0%           100.0%
Reimbursable costs and expenses                                35.7%            28.9%            21.8%
Outside production costs and expenses                          25.3%            28.0%            34.0%
Salaries, payroll taxes and benefits                           24.5%            28.9%            29.0%
General and administrative expenses                            10.9%            14.7%            14.4%
Impairment charge                                                --              6.0%            14.1%
Total operating expenses                                       96.5%           106.3%           113.3%
Operating income (loss)                                         3.5%            (6.3%)          (13.3%)
Interest expense, net                                          (0.3%)           (0.3%)           (0.5%)
Other income                                                     --               --              0.5%
Income (loss) before provision (benefit) for income
   taxes, equity in loss of affiliate and minority
   interest in net income of consolidated subsidiary            3.3%            (6.7%)          (13.4%)
Provision (benefit) for income taxes                            1.3%            (2.4%)           (5.2%)
Minority interest in net income of consolidated
   subsidiary                                                  (0.6%)           (0.2%)             --
Net income (loss)                                               1.4%            (4.4%)           (8.2%)

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

                                                                         Year Ended March 31,
                                                             ----------------------------------------------
                                                              As Reported      As Reported      Pro Forma
                                                             ------------     ------------     ------------
                                                                 2005             2004             2003
                                                                               (restated)       (restated)
                                                             ------------     ------------     ------------
Statement of Operations Data:
Sales                                                                21.2%            29.5%           (10.7%)
Reimbursable costs and expenses                                      50.0%            71.4%            42.2%
Outside production costs and expenses                                 9.6%             6.5%           (24.4%)
Salaries, payroll taxes and benefits                                  3.0%            29.0%            (5.3%)
General and administrative expenses                                  (9.9%)           31.8%           (13.0%)
Impairment charge                                                  (100.0%)          (45.2%)          100.0%
Total operating expenses                                              9.9%            21.5%             5.4%
Operating income (loss)                                               n/a             38.3%          (398.7%)
Interest expense, net                                                (5.7%)          (18.1%)          (37.2%)
Other income                                                           --           (100.0%)          187.0%
Income (loss) before provision (benefit) for income
   taxes, equity in loss of affiliate and minority
   interest in net income of consolidated subsidiary                  n/a             35.3%          (457.0%)
Provision (benefit) for income taxes                                  n/a            (40.9%)         (425.7%)
Minority interest in net income of consolidated
   subsidiary                                                       369.0%           100.0%              --
Equity in (loss) of affiliate                                          --           (100.0%)          (36.1%)
Net income (loss)                                                     n/a             29.5%          (487.5%)

Fiscal Year 2005 Compared to Fiscal Year 2004

                  Sales. Sales for Fiscal 2005 were $83,951,000, compared to sales of $69,280,000 for Fiscal 2004, an increase of $14,671,000. The following table presents a comparative summary of the components of sales for Fiscal 2005 and 2004:

                                                       Year Ended March 31,
                                  ---------------------------------------------------------
          Sales                       2005            %             2004            %
          -----                   ------------   ------------   ------------   ------------
Core business                     $ 49,099,988           58.5   $ 46,883,538           67.7
MarketVision                         4,851,423            5.8      2,394,475            3.4
Reimbursable costs and expenses     29,999,150           35.7     20,002,471           28.9
                                  ------------   ------------   ------------   ------------
  Total sales                     $ 83,950,561          100.0   $ 69,280,484          100.0
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

                  Operating Expenses. Operating expenses for Fiscal 2005 increased by $7,316,000 and amounted to $80,978,000, compared to $73,662,000 for Fiscal 2004. The increase in operating expenses resulted from the aggregate of the following:

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

                  Impairment Charge. In reviewing the carrying value of its goodwill at December 31, 2005, for the purpose of determining if there was any impairment in goodwill, the Company concluded that in prior periods a portion of the intercompany amounts due from one of its reporting units, Optimum Group, previously considered as working capital should have been considered as part of Optimum's carrying value for impairment valuation purposes. Accordingly, the Company believes that the carrying value at March 31, 2005, 2004 and 2003 of Optimum was greater than its fair value. As a result, the Company recorded non-cash pre-tax charges of $4,131,000 and $7,537,000 for the years ended March 31, 2004 and 2003, respectively (net after tax in the amount of $2,520,000 and $4,598,000, respectively), to reflect such impairments and reduce the carrying value of goodwill associated with Optimum. The consolidated financial statements as of and for the fiscal years ended March 31, 2005, 2004 and 2003 were restated as a result of the Company's change in the methodology of valuing its goodwill for impairment.

                  Operating Income (Loss). As a result of the above changes, the Company's operating income for Fiscal 2005 increased to $2,973,000, from an operating loss of $4,381,000 for the year ended March 31, 2004. The operating income for the year ended March 31, 2005 included $1,385,000 of operating income attributable to MarketVision.

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

                  Income (Loss) Before Provision (Benefit) for Income Taxes, Equity in Loss of Affiliate, Minority Interest in Net Income of Consolidated Subsidiary and Cumulative Effect of Change in Accounting Principle for Revenue Recognition. The Company's income (loss) before provision (benefit) for income taxes, equity in loss of affiliate, minority interest in net income of consolidated subsidiary and cumulative effect of change in accounting principle for revenue recognition for Fiscal 2005 was $2,746,000, compared to a loss of $4,621,000 for Fiscal 2004.

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

                  Net Income (Loss). As a result of the items discussed above, net income (loss) for Fiscal 2005 and Fiscal 2004 was $1,152,000 and $(5,265,000), respectively.

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

                  Operating Expenses. Operating expenses for Fiscal 2004 increased by $9,181,000 and amounted to $73,662,000, compared to $64,481,000 for Fiscal 2003. The increase in operating expenses resulted from the aggregate of the following:

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

                  Impairment Charge. In reviewing the carrying value of its goodwill at December 31, 2005, for the purpose of determining if there was any impairment in goodwill, the Company concluded that in prior periods a portion of the intercompany amounts due from one of its reporting units, Optimum, previously considered as working capital should have been considered as part of Optimum's carrying value for impairment valuation purposes. Accordingly, the Company believes that the carrying value at March 31, 2004 and 2003 of Optimum was greater than its fair value. As a result, the Company recorded non-cash pre-tax charges of $4,131,000 and $7,537,000 for the years ended March 31, 2004 and 2003, respectively, (net after tax in the amount of $2,520,000 and $4,598,000) to reflect such impairments and reduce the carrying value of goodwill associated with Optimum. The consolidated financial statements as of and for the fiscal years ended March 31, 2004 and 2003 were restated as a result of the Company's change in the methodology of valuing its goodwill for impairment.

                  Operating Income (Loss). As a result of the changes in sales and operating expenses, the Company's operating loss for Fiscal 2004 was $4,381,000, compared to a loss of $4,525,000 for the year ended March 31, 2003. The operating loss for the year ended March 31, 2004 included $275,000 of operating income attributable to MarketVision.

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

                  Loss Before Benefit for Income Taxes, Equity in Loss of Affiliate, Minority Interest in Net Income of Consolidated Subsidiary and Cumulative Effect of Change in Accounting Principle for Revenue Recognition. The Company's loss before benefit for income taxes, equity in loss of affiliate, minority interest in net income of consolidated subsidiary and cumulative effect of change in accounting principle for revenue recognition for Fiscal 2004 was $4,621,000, compared to $4,563,000 for Fiscal 2003.

                  Benefit for Income Taxes. The benefit for federal, state and local income taxes for Fiscal 2004 in the amount of $1,644,000 was net of a provision for income taxes for MarketVision in the amount of $35,000 compared with a benefit for federal, state and local income taxes in the amount of $1,750,000 for Fiscal 2003. The benefitfor income taxes for Fiscal 2004 and 2003 were based upon the Company's estimated effective tax rate for each respective fiscal year.

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

                  Net Loss. As a result of the items discussed above, net loss for Fiscal 2004 was $5,265,000, compared to $2,825,000 for Fiscal 2003.

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

                  At March 31, 2005, the Company had cash and cash equivalents of $2,394,000, a working capital deficit of $1,276,000 (which includes approximately $7,870,000 of deferred revenue), outstanding bank loans of $4,584,500 and an outstanding bank letter of credit of $500,000, $2,415,500 available for borrowing under the revolving credit line, no subordinated debt outstanding, and stockholders' equity of $10,008,000. In comparison, at March 31, 2004, the Company had cash and cash equivalents of $3,164,000, a working capital deficit of $4,768,000 (which includes approximately $13,097,000 of deferred revenue), outstanding bank loans of $4,985,000, an outstanding bank letter of credit of $500,000, no additional availability under the Company's revolving credit line, indebtedness of $425,000 under a subordinated note and stockholders' equity of $8,060,000.

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

Item 8.  Consolidated Financial Statements

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                               Page
Consolidated Financial Statements of CoActive Marketing Group, Inc.
     Report of Independent Registered Public Accounting Firm.....................................28
     Consolidated Balance Sheets as of March 31, 2005 (restated) and 2004 (restated).............29
     Consolidated Statements of Operations for the years ended
         March 31, 2005, 2004 (restated) and 2003 (restated).....................................30
     Consolidated Statements of Stockholders' Equity for the years ended
         March 31, 2005 (restated), 2004 (restated) and 2003 (restated)..........................31
     Consolidated Statements of Cash Flows for the years ended
         March 31, 2005, 2004 (restated) and 2003 (restated).....................................32
     Notes to Consolidated Financial Statements..................................................33

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

As discussed in note 1, the consolidated financial statements have been restated as of and for the years ended March 31, 2005, 2004 and 2003 to reflect an adjustment for the impairment of goodwill.


                                             BDO SEIDMAN, LLP

Melville, New York
June 27, 2005
except for Note 1, as
to which is dated June 26, 2006

                         COACTIVE MARKETING GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2005 AND 2004

                                                                            2005           2004
                                                                         (restated)     (restated)
                                                                        ------------   ------------
                                Assets
Current assets:
    Cash and cash equivalents                                           $  2,394,248   $  3,164,158
    Accounts receivable, net of allowance for doubtful accounts of
      $68,944 in 2005 and $295,981 in 2004                                 9,321,653     10,504,973
    Unbilled contracts in progress                                         3,739,233      2,083,507
    Deferred contract costs                                                  656,577        339,100
    Prepaid expenses and other current assets                                533,421        608,175
    Prepaid taxes and other receivables                                      123,902        449,582
                                                                        ------------   ------------
      Total current assets                                                16,769,034     17,149,495

Property and equipment, net                                                4,252,327      2,598,929

Note and interest receivable from officer                                    789,459        762,276
Goodwill                                                                   8,227,191      8,227,191
Intangible asset                                                             200,000        200,000
Deferred financing costs, net of amortization of $518,890 in 2005 and
    $478,098 in 2004                                                          82,142         72,905
Other assets                                                                 386,601         17,398
Deferred tax asset                                                         4,225,587      4,635,644
                                                                        ------------   ------------
   Total assets                                                         $ 34,932,341   $ 33,663,838
                                                                        ============   ============

                 Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                    $  5,013,409   $  2,360,921
    Deferred revenue                                                       7,870,082     13,096,877
    Accrued job costs                                                      2,174,885      2,860,550
    Accrued compensation                                                     425,855        451,274
    Other accrued liabilities                                              1,192,140      1,124,923
    Accrued taxes payable                                                    144,396             --
    Deferred taxes payable                                                   224,170        147,943
    Notes payable bank - current                                           1,000,000      1,450,000
    Subordinated notes payable - current                                          --        425,000
                                                                        ------------   ------------
      Total current liabilities                                           18,044,937     21,917,488

Notes payable bank - long term                                             3,584,500      3,534,500
Deferred rent                                                              2,649,091             --
Minority interest of consolidated subsidiary                                 645,971        151,806
                                                                        ------------   ------------
   Total liabilities                                                      24,924,499     25,603,794
                                                                        ------------   ------------

Commitments and contingencies

Stockholders' equity:
    Class A convertible preferred stock, par value $.001; authorized
      650,000 shares; none issued and outstanding                                 --             --
    Class B convertible preferred stock, par value $.001; authorized
      700,000 shares; none issued and outstanding                                 --             --
    Preferred stock, undesignated; authorized 3,650,000 shares; none
      issued and outstanding                                                      --             --
    Common stock, par value $.001; authorized 25,000,000 shares;
      issued and outstanding 6,261,690 shares at March 31, 2005 and
      5,941,856 shares at March 31, 2004                                       6,261          5,941
    Additional paid-in capital                                             9,649,023      8,853,166
    Retained earnings (accumulated deficit)                                  352,558       (799,063)
                                                                        ------------   ------------
      Total stockholders' equity                                          10,007,842      8,060,044
                                                                        ------------   ------------
   Total liabilities and stockholders' equity                           $ 34,932,341   $ 33,663,838
                                                                        ============   ============

See accompanying notes to consolidated financial statements

                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003

                                                                        2005            2004            2003
                                                                                     (restated)      (restated)
                                                                    ------------    ------------    ------------
Sales                                                               $ 83,950,561    $ 69,280,484    $ 59,956,204

Operating expenses:
     Reimbursable costs and expenses                                  29,999,150      20,002,471      11,669,664
     Outside production costs and expenses                            21,218,373      19,366,050      22,053,092
     Salaries, payroll taxes and benefits                             20,593,053      19,989,835      15,500,981
     General and administrative expenses                               9,167,161      10,171,960       7,720,088
     Impairment charge                                                        --       4,131,224       7,537,279
                                                                    ------------    ------------    ------------
Total operating expenses                                              80,977,737      73,661,540      64,481,104
                                                                    ------------    ------------    ------------

Operating income (loss)                                                2,972,824      (4,381,056)     (4,524,900)

Interest expense, net                                                   (226,483)       (240,288)       (293,471)
Other income                                                                  --              --         255,350
                                                                    ------------    ------------    ------------
Income (loss) before provision (benefit) for income taxes,
     equity in loss of affiliate, minority interest in net income of consolidated subsidiary and cumulative effect of
     change in accounting                                              2,746,341      (4,621,344)     (4,563,021)
     principle for revenue recognition
Provision (benefit) for income taxes                                   1,100,555      (1,644,186)     (1,749,863)
Equity in loss of affiliate                                                   --              --         (11,500)
                                                                    ------------    ------------    ------------
Net income (loss) before minority interest in net
     income of consolidated subsidiary and cumulative
     effect of change in accounting principle for                      1,645,786      (2,977,158)     (2,824,658)
     revenue recognition
Minority interest in net income of consolidated                         (494,165)       (105,359)             --
     subsidiary
                                                                    ------------    ------------    ------------
Net income (loss) before cumulative effect of change in
     accounting principle for revenue recognition                      1,151,621      (3,082,517)     (2,824,658)
Cumulative effect of change in accounting principle for
     revenue recognition, net of income taxes                                 --      (2,182,814)             --
                                                                    ------------    ------------    ------------
Net income (loss)                                                   $  1,151,621    $ (5,265,331)   $ (2,824,658)
                                                                    ============    ============    ============

Net income (loss) per common share before cumulative effect of change in accounting principle for revenue recognition:
         Basic                                                      $        .19    $       (.54)   $       (.56)
                                                                    ============    ============    ============
         Diluted                                                    $        .18    $       (.54)   $       (.56)
                                                                    ============    ============    ============
Cumulative effect of change in accounting principle for
     revenue recognition, net of income taxes                       $         --    $       (.38)   $         --
                                                                    ------------    ------------    ------------
Net  income (loss) per common share after cumulative effect of change in accounting principle for revenue recognition:
         Basic                                                      $        .19    $       (.92)   $       (.56)
                                                                    ============    ============    ============
         Diluted                                                    $        .18    $       (.92)   $       (.56)
                                                                    ============    ============    ============

Weighted average number of shares outstanding:
         Basic                                                         6,004,948       5,700,144       5,029,303
         Dilutive effect of options and warrants                         386,487              --              --
                                                                    ------------    ------------    ------------
         Diluted                                                       6,391,435       5,700,144       5,029,303
                                                                    ============    ============    ============

Pro forma amounts assuming the change in accounting
   principle for revenue recognition is applied retroactively:
      Net income (loss)                                                                             $ (4,373,061)
      Net income (loss) per share:
        Basic                                                                                       $       (.87)
        Diluted                                                                                     $       (.87)
See accompanying notes to consolidated financial statements

                         COACTIVE MARKETING GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003

                                                Common Stock            Additional       Retained         Total
                                               par value $.001           Paid-in         Earnings      Stockholders'
                                                                         Capital       (Accumulated       Equity
                                         ---------------------------                     Deficit)
                                            Shares         Amount                       (restated)      (restated)
                                         ------------   ------------   ------------    ------------    ------------
Balance, March 31, 2002                     5,028,481   $      5,028   $  6,744,598    $  7,290,926    $ 14,040,552

Exercise of options                             6,250              6          7,194              --           7,200

Net loss (restated)                                --             --             --      (2,824,658)     (2,824,658)
                                         ------------   ------------   ------------    ------------    ------------

Balance, March 31, 2003 (restated)          5,034,731          5,034      6,751,792       4,466,268      11,223,094

Stock issued in payment of earnout            100,000            100        217,900              --         218,000

Exercise of options                             2,625              2          6,560              --           6,562

Exercise of warrants and related tax
   benefit                                    152,500            153        247,566              --         247,719

Sale of stock                                 652,000            652      1,629,348              --       1,630,000

Net loss (restated)                                --             --             --      (5,265,331)     (5,265,331)
                                         ------------   ------------   ------------    ------------    ------------

Balance, March 31, 2004 (restated)          5,941,856          5,941      8,853,166        (799,063)      8,060,044

Costs incurred in connection with sale
   of stock                                        --             --         (8,400)             --          (8,400)

Exercise of options and warrants              319,834            320        783,806              --         784,126

Tax benefit of exercised options                   --             --         20,451              --          20,451

Net income                                         --             --             --       1,151,621       1,151,621
                                         ------------   ------------   ------------    ------------    ------------

Balance, March 31, 2005 (restated)          6,261,690   $      6,261   $  9,649,023    $    352,558    $ 10,007,842
                                         ============   ============   ============    ============    ============

See accompanying notes to consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2005, 2004 AND 2003

                                                                         2005            2004             2003
                                                                     ------------    ------------    ------------
                                                                                      (restated)       (restated)
Cash flows from operating activities:
Net income (loss)                                                    $  1,151,621    $ (5,265,331)   $ (2,824,658)
Adjustments to reconcile net income (loss) to net cash (used in)
  provided by operating activities:
   Depreciation and amortization                                          975,795         806,251         642,195
   Deferred rent amortization                                             (41,645)             --              --
   (Credit) provision for bad debt expense                                (66,044)        215,569           5,412
   Interest income on note receivable from officer                        (27,183)        (29,276)       (120,000)
   Deferred income taxes                                                  486,284      (1,564,876)     (2,151,307)
   Equity in loss of affiliate                                                 --              --          11,500
   Minority interest of consolidated subsidiary                           494,165         101,724              --
   Impairment charge                                                           --       4,131,224       7,537,279
   Cumulative effect of change in accounting principle for revenue
   recognition                                                                 --       2,182,814              --
   Other                                                                       --           3,635              --
   Changes in operating assets and liabilities, net of effects of acquisitions:
     Decrease (increase) in accounts receivable                         1,249,364        (764,925)      1,011,053
     (Increase) in unbilled contracts in progress                      (1,655,726)       (290,425)     (1,967,154)
     (Increase) decrease in deferred contract costs                      (317,477)      1,749,943              --
     Decrease in prepaid expenses and other assets                         77,002         302,265         146,180
     Decrease (increase) in prepaid taxes and other receivables           325,680        (449,582)        141,831
     Increase (decrease) in accounts payable                            2,652,488      (4,089,716)       (831,252)
     (Decrease) increase in deferred revenue                           (5,226,795)      4,108,049        (865,470)
     (Decrease) increase in accrued job costs                            (685,665)      1,286,287         195,098
     (Decrease) increase in accrued compensation                          (25,419)        385,807          10,544
     Increase (decrease) in other accrued liabilities                      67,217        (217,656)        241,743
     Increase in accrued taxes payable                                    164,847          23,596         130,299
                                                                     ------------    ------------    ------------

Net cash (used in) provided by operating activities                      (401,491)      2,625,377       1,313,293
                                                                     ------------    ------------    ------------

Cash flows from investing activities:
   Purchases of fixed assets                                             (269,116)     (1,372,351)       (607,260)
   Acquisitions, net of cash acquired                                          --        (700,000)       (700,000)
   Increase in cash for consolidation of variable interest entity              --          35,691              --
   Advances to affiliate                                                       --              --        (722,989)
                                                                     ------------    ------------    ------------

Net cash used in investing activities                                    (269,116)     (2,036,660)     (2,030,249)
                                                                     ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                   784,126          98,062           7,200
   Borrowings of debt                                                   1,050,000       1,200,000       5,600,000
   Payments of debt                                                    (1,875,000)     (1,665,500)     (5,416,666)
   Financing costs                                                        (50,029)        (24,007)        (96,309)
   Costs incurred in connection with sale of stock                         (8,400)             --              --
   Proceeds from sale of stock                                                 --       1,630,000              --
                                                                     ------------    ------------    ------------

Net cash (used in) provided by financing activities                       (99,303)      1,238,555          94,225
                                                                     ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                     (769,910)      1,827,272        (622,731)

Cash and cash equivalents at beginning of year                          3,164,158       1,336,886       1,959,617
                                                                     ------------    ------------    ------------
Cash and cash equivalents at end of year                             $  2,394,248    $  3,164,158    $  1,336,886
                                                                     ============    ============    ============

Supplemental disclosures of cash flow information:
   Interest paid during the period                                   $    289,010    $    274,273    $    278,664
                                                                     ============    ============    ============
   Income taxes paid during the period                               $    323,208    $    340,865    $    303,695
                                                                     ============    ============    ============
Noncash transactions relating to investing and financing
  activities consist of:
   Lease accounting correction                                       $  2,690,736    $         --    $         --
                                                                     ============    ============    ============
   Stock issued in payment of earnout                                $         --    $    218,000    $         --
                                                                     ============    ============    ============
   Accrued balance of earnout                                        $         --    $         --    $    593,750
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

        Restatement

        The consolidated financial statements as of and for the fiscal years ended March 31, 2005, 2004 and 2003 were restated as a result of the Company's review of the goodwill associated with each of its reporting units. In reviewing the carrying value of its goodwill at December 31, 2005, for the purpose of determining if there was any impairment in goodwill, the Company concluded that in prior periods a portion of the intercompany amounts due from one of its reporting units, Optimum Group LLC ("Optimum"), previously considered as working capital should have been included as part of Optimum's carrying value for impairment valuation purposes. Accordingly, the Company believes that the carrying value at March 31, 2005, 2004 and 2003 of Optimum was greater than its fair value. As a result, the Company recorded non-cash pre-tax charges of $4,131,000 and $7,537,000 for the years ended March 31, 2004 and 2003, respectively (net after tax in the amount of $2,520,000 and $4,598,000, respectively), to reflect such impairments and reduce the carrying value of goodwill associated with Optimum. The adjustment required a restatement of the Company's consolidated balance sheets and consolidated statements of operations, as well as related adjustments to the Company's consolidated statements of stockholders' equity and consolidated statements of cash flows, without any effect on the Company's cash or net cash provided from operations at and for the fiscal years ended March 31, 2005, 2004 and 2003. The effect of the restatement on the Company's consolidated balance sheets for the fiscal years ended March 31, 2005 and 2004 and statements of operations at and for the fiscal years ended March 31, 2004 and 2003 are presented below:

        Consolidated Balance Sheet as of March 31, 2005 and 2004

                                               March 31, 2005                March 31, 2004
                                         ---------------------------   ---------------------------
                                        As previously                 As previously
                                           reported      As restated     reported      As restated
                                         ------------   ------------   ------------   ------------
        Goodwill, net                    $ 19,895,694   $  8,227,191   $ 19,895,694   $  8,227,191
        Deferred tax asset                         --      4,225,587         84,927      4,635,644
        Total assets                       42,375,257     34,932,341     40,781,624     33,663,838
        Deferred taxes payable                325,129             --             --             --
        Total liabilities                  25,249,629     24,924,499     25,603,794     25,603,794
        Retained earnings (accumulated
          deficit)                          7,470,344        352,558      6,318,723       (799,063)
        Total stockholders' equity         17,125,628     10,007,842     15,177,830      8,060,044
        Total liabilities and
          stockholders' equity             42,375,257     34,932,341     40,781,624     33,663,838

        Consolidated Statement of Operations for the years ended March 31, 2004 and 2003

                                                  March 31, 2004                  March 31, 2003
                                           ----------------------------    ----------------------------
                                          As previously                   As previously
                                             reported       As restated      reported       As restated
                                           ------------    ------------    ------------    ------------
        Impairment Charge                  $         --    $  4,131,224    $         --    $  7,537,279
        Operating expenses                   69,530,316      73,661,540      56,943,825      64,481,104
        Operating (loss) income                (249,832)     (4,381,056)      3,012,379      (4,524,900)
        (Loss) income before
          (benefit) provision for
          income taxes, equity in
          loss of affiliate,
          cumulative effect of
          change in accounting
          principle for revenue
          recognition and minority
          interest in net income of
          consolidated subsidiary              (490,120)     (4,621,344)      2,974,258      (4,563,021)
        (Benefit) provision for
          income taxes                          (33,008)     (1,644,186)      1,189,676      (1,749,863)
        Net income (loss) before
          minority interest in net
          income of subsidiary and
          cumulative effect of change in
          accounting principle for
          revenue recognition
                                               (457,112)     (2,977,158)      1,773,082      (2,824,658)
        Net income (loss) before
          cumulative effect of change in
          accounting principle for
          revenue recognition
                                               (562,471)     (3,082,517)      1,773,082      (2,824,658)
        Net income (loss)                    (2,745,285)     (5,265,331)      1,773,082      (2,824,658)

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

        (b)   Adoption of EITF 00-21
              ----------------------

              The Company adopted EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") in the fourth quarter of Fiscal 2004. EITF 00-21, which became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. Prior to the adoption of EITF 00-21, the Company recognized revenue on its broadcast media and special event contracts on the percentage-of-completion method over the life of the contract as identifiable phases of services, such as concept creation and development, media purchase, production, media airing and event execution occurred. Under that method, the Company generally recognized a portion of the revenues attributable to those contracts upon signing by the Company's clients. Pursuant to EITF 00-21, with regard to contracts with multiple deliverables, the Company now recognizes income for each unit of accounting, as defined, identified within a contract. In contracts with multiple deliverables where separate units of accounting can not be defined, all of the contract's revenue is recognized as the media is aired and the events take place, without regard to the timing of the contracts' signing or when cash is received under these contracts. The adoption of EITF 00-21 (effective April 1, 2003) resulted in a non-cash charge reported as a cumulative effect of a change in accounting principle of $2,183,000 in Fiscal 2004. The pro forma amounts presented in the consolidated statements of operations were calculated assuming the change in accounting principal was made retroactively to all years presented. For Fiscal 2004, the adoption of EITF 00-21 resulted in an increase in sales of $2,479,000 and an increase in outside production and expenses of $1,639,000. After giving effect to the implementation of EITF 00-21 and before the cumulative effect of the change in method of accounting for revenue recognition, the Company had a net loss of $(3,082,517) or $(.54) per common share for Fiscal 2004.

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

        (k)   Goodwill and Other Intangible Asset
              -----------------------------------

              Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company's subsidiary companies. The Company's other intangible asset consists of an Internet domain name and related intellectual property rights. At March 31, 2005 and 2004, the Company had approximately $8,227,000 of goodwill and $200,000 as an intangible asset. During Fiscal 2004, the Company increased goodwill in the amount of $866,000 and $244,000 to reflect the goodwill relating to its acquisition of Digital Intelligence and its consolidation of MarketVision, respectively.

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

              The consolidated financial statements as of and for the fiscal years ended March 31, 2005, 2004 and 2003 were restated as a result of the Company's review of the carrying value of goodwill associated with each of its reporting units. In reviewing the carrying value of its goodwill at December 31, 2005, for the purpose of determining if there was any impairment in goodwill, the Company concluded that in prior periods a portion of the intercompany amounts due from one of its reporting units, Optimum, previously considered as working capital should have been considered as part of Optimum's carrying value for impairment valuation purposes. Accordingly, the Company believes that the carrying value at March 31, 2005, 2004 and 2003 of Optimum was greater than its fair value. As a result, the Company recorded non-cash pre-tax charges of $4,131,000 and $7,537,000 for the years ended March 31, 2004 and 2003, respectively (net after tax in the amount of $2,520,000 and $4,598,000, respectively), to reflect such impairments and reduce the carrying value of goodwill associated with Optimum. The consolidated financial statements as of and for the fiscal years ended March 31, 2005, 2004 and 2003 were restated as a result of the Company's change in the methodology of valuing its goodwill for impairment.

              Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Other than as set forth above, during the year ended March 31, 2005, the Company has not identified any indication of goodwill impairment in its other reporting units.

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

        (n)   Net Income (Loss) Per Common Share
              ----------------------------------

              The computation of basic earnings per common share is based upon the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the year, plus the assumed exercise of stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock. For the fiscal years ended March 31, 2005, 2004 and 2003 1,127,221, 2,620,093 and 1,947,335 stock options and warrants, at exercise prices ranging from $2.31 to $10.00 for Fiscal 2005, $1.12 to $10.00 for Fiscal 2004 and $1.12 to $10.00 for Fiscal
              2003, respectively, have been excluded from the calculation of diluted earnings per share as their inclusion would be antidilutive. These options and warrants expire through 2014.

        (o)   Income Taxes
              ------------

              The provision (benefit) for income taxes includes federal, state and local income taxes that are currently payable. Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

              The following table illustrates the effects on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock based incentive plans:

                                                        Fiscal 2005     Fiscal 2004      Fiscal 2003
                                                       -------------   -------------    -------------
                                                                         (restated)       (restated)
              Net income (loss) as reported            $   1,151,621   $  (5,265,331)   $  (2,824,658)
              Less compensation expense
                  determined under the fair value
                  method, net of tax (1)                     215,476         260,235          105,003
                                                       -------------   -------------    -------------

              Pro forma net income (loss)              $     936,145   $  (5,525,566)   $  (2,929,661)
                                                       =============   =============    =============

              Net income (loss) per share - Basic:
                  As reported                          $         .19   $        (.92)   $        (.56)
                  Pro forma                            $         .16   $        (.97)   $        (.58)

              Net income (loss) per share - Diluted:
                  As reported                          $         .18   $        (.92)   $        (.56)
                  Pro forma                            $         .15   $        (.97)   $        (.58)

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

              The per share weighted-average fair value of stock options and warrants granted on their respective date of grant using the modified Black-Scholes option-pricing model and their related weighted-average assumptions are as follows:

                                                              Fiscal 2005       Fiscal 2004      Fiscal 2003
                                                             -------------------------------------------------
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

                 Year ending March 31,
                        2006                                 $       1,888,000
                        2007                                         1,784,000
                        2008                                         1,808,000
                        2009                                         1,525,000
                        2010                                         1,330,000
                        Thereafter                                   6,108,000
                                                             -----------------
                                                             $      14,443,000
                                                             =================

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
                                                                 ==========   ==========

        Maturities of notes payable are as follows:

                                       Term Loan    Revolving    Total Notes
                                         Note       Loan Note     Payable
                                        Payable      Payable        Bank
                                       ----------   ----------   ----------
                  2006                 $1,000,000   $       --   $1,000,000
                  2007                  1,000,000           --    1,000,000
                  2008                  1,000,000      584,500    1,584,500
                  2009                  1,000,000           --    1,000,000
                                       ----------   ----------   ----------
                                       $4,000,000   $  584,500   $4,584,500
                                       ==========   ==========   ==========

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


              Changes in options outstanding and options exercisable and shares reserved for issuance at March 31, 2005 under all plans are as follows:

                                             Weighted
                                          average price
                                             per share        Outstanding      Exercisable (D)
                                          ---------------   ---------------    ---------------
              Balance at March 31, 2002   $          2.84         1,739,501          1,564,779

              Became exercisable          $          2.32                --             74,083
              Granted (A)                 $          2.50           495,000             94,333
              Exercised                   $          1.15            (6,250)            (6,250)
              Canceled                    $          5.29          (280,916)          (281,296)
                                          ---------------   ---------------    ---------------

              Balance at March 31, 2003   $          2.40         1,947,335          1,445,649

              Became exercisable          $          2.44                --            193,146
              Granted (B)                 $          2.93           255,000            171,252
              Exercised                   $          2.50            (2,625)            (2,625)
              Canceled                    $          2.72           (69,481)           (35,775)
                                          ---------------   ---------------    ---------------

              Balance at March 31, 2004   $          2.46         2,130,229          1,771,647

              Became exercisable          $          2.60                --            293,585
              Granted (C)                 $          2.48            27,500             13,752
              Exercised                   $          2.31           (68,750)           (68,750)
              Canceled                    $          3.38           (96,741)           (96,741)
                                          ---------------   ---------------    ---------------

              Balance at March 31, 2005   $          2.42         1,992,238          1,913,493
                                          ===============   ===============    ===============

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

(9)     Income Taxes
        ------------

        The components of income tax provision (benefit) for the years ended March 31, 2005, 2004, and 2003 are as follows:

                                     March 31, 2005              March 31, 2004*               March 31, 2003
                                                                   (restated)                    (restated)
                               -------------------------   --------------------------    -------------------------
        Current:
           State and local     $    54,953                 $    25,440                   $   232,338
           Federal                 559,318       614,271      (126,516)      (101,076)       169,106       401,444
                               -----------                 -----------                   -----------

        Deferred:
           Federal and State                     486,284                   (2,998,320)                  (2,151,307)
                                             -----------                  -----------                  -----------

                                             $ 1,100,555                  $(3,099,396)                 $(1,749,863)
                                             ===========                  ===========                  ===========

         *Income tax benefit before cumulative
          effect of the change in accounting
          principle for revenue recognition                               $(1,644,186)

          Cumulative effect of change in
          accounting principle for
          revenue recognition                                              (1,455,210)
                                                                          -----------
                                                                          $(3,099,396)
                                                                          ===========

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

                                                                        Rate
                                                        -------------------------------------
                                                           2005         2004          2003
                                                        ----------   ----------    ----------
        Statutory Federal income tax                          34.0 %      (34.0) %      (34.0)%
        State and local taxes, net of Federal benefit          3.0         (5.2)         (4.8)
        Under accrual from prior year                          1.6          1.7            --
        Permanent differences                                   .9           .5            --
        Depreciation and other                                  .6          1.4            .5
                                                        ----------   ----------    ----------
        Effective tax rate                                    40.1 %      (35.6) %      (38.3)%
                                                        ==========   ==========    ==========

        The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in net deferred tax liability are as follows:

                                                             March 31,       March 31,       March 31,
                                                               2005            2004            2003
                                                                            (restated)      (restated)
                                                           ------------    ------------    ------------
        Deferred tax (liabilities) assets:
        Current:
             Unbilled revenue                              $   (224,170)   $   (147,943)   $   (548,097)
                                                           ------------    ------------    ------------
        Long-term:
             Goodwill, principally due to differences in
               amortization                                   2,053,441       2,701,481       1,869,454
             Net operating loss carryforwards                 2,297,092       2,046,163          55,740
             Other                                             (124,946)       (112,000)        (65,701)
                                                           ------------    ------------    ------------
                                                              4,225,587       4,635,644       1,859,493
                                                           ------------    ------------    ------------
        Net deferred tax asset (liability)                 $  4,001,417    $  4,487,701    $  1,311,396
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

(14)    Summarized Quarterly Consolidated Financial Data (Unaudited)
        ------------------------------------------------------------

        The quarterly information for the quarter ended March 31, 2004, as provided in the table below, reflects a restatement resulting from the Company recording an impairment charge in the carrying value of its goodwill of $4,131,000.

        The quarterly information for the first three quarters of Fiscal 2004 reflects the quarters as restated reflecting the adoption of EITF 00-21 and FIN 46R as of April 1, 2003.


                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                            Second            Third
                                       First Quarter     Quarter Ended     Quarter Ended    Fourth Quarter
                                       Ended June 30,    September 30,      December 31,    Ended March 31,
                                           2004              2004              2004              2005
                                      ---------------   ---------------   ---------------   ---------------
Sales                                 $    19,403,094   $    23,223,187   $    21,203,984   $    20,120,296
Operating expenses                         18,994,099        21,993,843        20,065,741        19,924,054
                                      ---------------   ---------------   ---------------   ---------------
Operating income                              408,995         1,229,344         1,138,243           196,242
                                      ---------------   ---------------   ---------------   ---------------
Net income (loss)                     $       197,537   $       659,826   $       448,594   $      (154,336)
Net income (loss) per common share:
      Basic                           $           .03   $           .11   $           .08   $          (.02)
      Diluted                         $           .03   $           .10   $           .07   $          (.02)
Weighted average common shares:
      Basic                                 5,941,856         5,941,856         5,943,255         6,192,823
      Diluted                               6,388,444         6,355,295         6,609,114         6,192,823



                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                            Second            Third
                                       First Quarter     Quarter Ended     Quarter Ended     Fourth Quarter
                                       Ended June 30,    September 30,      December 31,     Ended March 31,
                                           2003              2003              2003               2004
                                        (restated)        (restated)        (restated)         (restated)
                                      ---------------   ---------------   ---------------   ---------------
Sales                                 $    20,203,923   $    16,557,568   $    19,076,940    $    13,442,053
Operating expenses                         18,669,481        16,475,649        19,182,751         19,333,659
                                      ---------------   ---------------   ---------------    ---------------
Operating income (loss)                     1,534,442            81,919          (105,811)        (5,891,606)
                                      ---------------   ---------------   ---------------    ---------------
Net income (loss) before cumulative
  effect of change in accounting
  principle                           $       878,205   $        11,846   $      (123,345)   $    (3,849,223)
Net income (loss) before cumulative
  effect of change in accounting
  principle per common share:
      Basic                           $           .17   $           .00   $          (.02)   $          (.68)
      Diluted                         $           .15   $           .00   $          (.02)   $          (.68)
Weighted average common shares:
      Basic                                 5,119,347         5,135,035         5,137,179          5,673,630
      Diluted                               5,765,948         6,223,819         5,137,179          5,673,630

Item 9.           Changes in and Disagreements with Accountants on Accounting
------            -----------------------------------------------------------
                  and Financial Disclosure.
                  ------------------------

                  None.

Item 9A.          Controls and Procedures.
-------           -----------------------

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

                  In reviewing the carrying value of its goodwill at December 31, 2005, for the purpose of determining if there was any impairment in goodwill, the Company concluded that in prior periods a portion of the intercompany amounts due from one of its reporting units, Optimum, previously considered as working capital should have been included as part of Optimum's carrying value for impairment valuation purposes. Accordingly, the Company believes that the carrying value at March 31, 2005, 2004 and 2003 of Optimum was greater than its fair value. As a result, the Company recorded non-cash pre-tax charges of $4,131,000 and $7,537,000 for the years ended March 31, 2004 and 2003, respectively, to reflect such impairments and reduce the carrying value of goodwill associated with Optimum. The adjustment required a restatement of the Company's consolidated balance sheets and consolidated statements of operations, as well as related adjustments to the Company's consolidated statements of stockholders' equity and consolidated statements of cash flows, without any effect on the Company's cash or net cash provided from operations at and for the fiscal years ended March 31, 2005, 2004 and 2003. After reviewing the circumstances leading up to the restatements, during the quarter ended December 31, 2005, the Company implemented procedures intended to strengthen its internal control processes and prevent a recurrence of future errors of this nature.

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

                                     PART IV

Item 15.          Exhibits and Financial Statement Schedules.
                  ------------------------------------------

         (a)      The following documents are filed as part of this Report.
                  1. Financial Statements:
                     ---------------------
                                                                                                        Page
                  ------------------------------------------------------------------------------------------
                       Index to Financial Statements                                                     27
                          Consolidated Financial Statements of CoActive Marketing Group, Inc.
                              Report of Independent Registered Public Accounting Firm                    28
                              Consolidated Balance Sheets as of March 31, 2005 (restated)
                              and 2004 (restated)                                                        29
                              Consolidated Statements of Operations for the years ended
                                  March 31, 2005, 2004 (restated) and 2003 (restated)                    30
                              Consolidated Statements of Stockholders' Equity
                                  for the years ended March 31, 2005 (restated), 2004 (restated)
                                  and 2003 (restated)                                                    31
                              Consolidated Statements of Cash Flows for the years ended
                                  March 31, 2005, 2004 (restated) and 2003 (restated)                    32
                              Notes to Consolidated Financial Statements                                 33
                  2. Financial Statement Schedules:
                     ------------------------------

                       S-1    Report of Independent Registered Public Accounting Firm                    56
                       S-2    Allowance for Doubtful Accounts                                            57

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

         32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act.

         32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
CoActive Marketing Group, Inc.


The audits referred to in our report dated June 27, 2005, except for Note 1, as to which is dated June 26, 2006, relating to the consolidated financial statements of CoActive Marketing Group, Inc. and Subsidiaries, which is contained in Item 8 of the Form 10-K, included the audits of the financial statement schedule for the years ended March 31, 2005, 2004 and 2003. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

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

                                             COACTIVE MARKETING GROUP, INC.

                                             By: /s/ ERWIN I. MEVORAH
                                                 -------------------------------
                                                 Erwin I. Mevorah
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer)

                                             Dated: June 26, 2006

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

Dated: June 26, 2006                         Dated: June 26, 2006

By: /s/ PAUL A. AMERSHADIAN                  By: /s/ HERBERT M. GARDNER
    ------------------------------------         -------------------------------
    Paul A. Amershadian                          Herbert M. Gardner
    Executive Vice President - Marketing         Director
    and Sales and Director

Dated: June 26, 2006                         Dated: June 26, 2006

By: /s/ MARC PARTICELLI                      By: /s/ BRIAN MURPHY
    ------------------------------------         -------------------------------
    Marc Particelli                              Brian Murphy
    Director                                     Director

Dated: June 26, 2006                         Dated: June 26, 2006

By: /s/ THOMAS E. LACHENMAN                  By: /s/ JOHN A. WARD, III
    ------------------------------------         -------------------------------
    Thomas E. Lachenman                          John A. Ward, III
    Director                                     Director

Dated: June 26, 2006                         Dated: June 26, 2006

By: /s/ JAMES FEENEY
    ------------------------------------
    James Feeney
    Director

Dated: June 26, 2006