Form 10-Q/A
period 2005-06-30
COACTIVE MARKETING GROUP INC
filed 2006-06-30
CIK 886475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                         (Amendment No. 2 to Form 10-Q)

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

Explanatory Note

This Amendment No. 2 on Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2005, initially filed with the Securities and Exchange Commission (the "SEC") on August 12, 2005, (the "Original Filing") reflects a restatement of the consolidated financial statements of CoActive Marketing Group, Inc. (the "Company") for the quarter ended June 30, 2005, as discussed in Note 1 to the consolidated financial statements. The determination to restate these financial statements was made as a result of the Company's review of the carrying value of goodwill associated with each of its reporting units. In reviewing the carrying value of its goodwill at December 31, 2005, for the purpose of determining if there was any impairment in goodwill, the Company concluded that in prior periods a portion of the intercompany amounts due from one of its operating units, Optimum Group LLC, previously considered as working capital should have been included as part of Optimum's carrying value for impairment valuation purposes. Accordingly, the Company believes that the carrying value at September 30, 2005, June 30, 3005, March 31, 2005, 2004 and 2003 of Optimum was greater than its fair value. As a result, the Company recorded non-cash pre-tax charges of $4,131,000 and $7,537,000 for the fiscal years ended March 31, 2004 and 2003, respectively, to reflect such impairment and reduce the carrying value of goodwill associated with Optimum. The restatement, without any affect on the Company's net income as originally reported for the quarter ended June 30, 2005, reduced retained earnings and stockholders' equity by $7,118,000. Further information on the restatement adjustments can be found in Note 1 to the accompanying consolidated financial statements. To reflect the cumulative effect of the foregoing adjustments on its filings with the SEC, the Company is filing contemporaneously with this Amendment No. 2, an amendment to its Annual Report on Form 10-K/A for the year ended March 31, 2005 and an amendment to its Quarterly Report on Form 10-Q for the three and six months ended September 30, 2005.

This Amendment No. 2 includes related changes to the disclosures in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Controls and Procedures." Except as otherwise specifically noted, all information contained herein is as of June 30, 2005 and excludes any events or changes that have occurred subsequent to that date. For the convenience of the reader, this Amendment No. 2 restates in its entirety the Original Filing.

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
----------


                         PART I - FINANCIAL INFORMATION
                         COACTIVE MARKETING GROUP, INC.
                           Consolidated Balance Sheets
                        June 30, 2005 and March 31, 2005

                                                                     June 30, 2005   March 31, 2005*
                                                                       (restated)      (restated)
                                                                      ------------    ------------
                                                                      (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                        $    683,315    $  2,394,248
     Accounts receivable, net of allowance for doubtful accounts
          of $75,000 at June 30, 2005 and $69,000 at March 31, 2005     12,730,618       9,321,653
     Unbilled contracts in progress                                      3,155,940       3,739,233
     Deferred contract costs                                             1,311,799         656,577
     Note and interest receivable from officer                             796,751              --
     Prepaid expenses and other current assets                             461,547         533,421
     Deferred tax assets                                                    37,145              --
     Prepaid taxes and other receivables                                    37,500         123,902
                                                                      ------------    ------------
          Total current assets                                          19,214,615      16,769,034

Property and equipment, net                                              4,230,986       4,252,327

Note and interest receivable from officer                                       --         789,459
Goodwill, net                                                            8,227,191       8,227,191
Intangible asset                                                           200,000         200,000
Deferred financing costs, net                                               85,131          82,142
Other assets                                                               464,070         386,601
Deferred tax asset                                                       4,294,613       4,225,587
                                                                      ------------    ------------
     Total assets                                                     $ 36,716,606    $ 34,932,341
                                                                      ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                 $  4,954,093    $  5,013,409
     Deferred revenue                                                    8,612,264       7,870,082
     Accrued job costs                                                   3,386,411       2,174,885
     Accrued compensation                                                1,612,963         425,855
     Other accrued liabilities                                             684,328       1,192,140
     Accrued taxes payable                                                 178,650         144,396
     Deferred taxes payable                                                     --         224,170
     Notes payable bank - current                                        1,000,000       1,000,000
                                                                      ------------    ------------
          Total current liabilities                                     20,428,709      18,044,937

Notes payable bank - long term                                           3,550,000       3,584,500
Deferred rent                                                            2,652,114       2,649,091
Minority interest of consolidated subsidiary                               643,960         645,971
                                                                      ------------    ------------
     Total liabilities                                                  27,274,783      24,924,499
                                                                      ------------    ------------
Stockholders' equity:
     Class A convertible preferred stock, par value $.001;
          authorized 650,000 shares; none issued and outstanding                --              --

     Class B convertible preferred stock, par value $.001;
          authorized 700,000 shares; none issued and outstanding                --              --

     Preferred stock, undesignated; authorized 3,650,000 shares;
          none issued and outstanding                                           --              --
     Common stock, par value $.001; authorized 25,000,000 shares;
          issued and outstanding 6,261,690 shares at June 30, 2005
          and March 31, 2005                                                 6,261           6,261
     Additional paid-in capital                                          9,649,023       9,649,023
     (Accumulated deficit) retained earnings                              (213,461)        352,558
                                                                      ------------    ------------
          Total stockholders' equity                                     9,441,823      10,007,842
                                                                      ------------    ------------
     Total liabilities and stockholders' equity                       $ 36,716,606    $ 34,932,341
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


                         COACTIVE MARKETING GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                        Three Months Ended June 30, 2005
                                   (Unaudited)


                                                                                 (Accumulated
                                            Common Stock                            Deficit)           Total
                                           par value $.001          Additional      Retained       Stockholders'
                                     ---------------------------      Paid-in       Earnings          Equity
                                        Shares         Amount         Capital      (restated)       (restated)
                                     ------------   ------------   ------------   ------------    ------------
Balance, March 31, 2005 (restated)      6,261,690   $      6,261   $  9,649,023   $    352,558    $ 10,007,842

Net loss                                       --             --             --       (566,019)       (566,019)
                                     ------------   ------------   ------------   ------------    ------------
Balance, June 30, 2005 (restated)       6,261,690   $      6,261   $  9,649,023   $   (213,461)   $  9,441,823
                                     ============   ============   ============   ============    ============

See accompanying notes to unaudited consolidated financial statements.


                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Cash Flows
                    Three Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                           2005             2004
                                                                       ------------     ------------
Cash flows from operating activities:
     Net (loss) income                                                 $   (566,019)    $    197,537
     Adjustments to reconcile net (loss) income to net cash used in operating activities:
          Depreciation and amortization                                     190,750          175,574
          Deferred rent amortization                                         (6,167)              --
          Provision (credit) for bad debt expense                             6,000         (117,000)
          Interest income on note receivable from officer                    (7,292)          (7,299)
          Deferred income taxes                                            (330,340)         119,715
          Minority interest of consolidated subsidiary                       (2,011)          38,993
          Changes in operating assets and liabilities:
               (Increase) decrease in accounts receivable                (3,414,965)         324,552
               Decrease (increase) in unbilled contracts in progress        583,293         (189,890)
               Increase in deferred contract costs                         (655,222)        (213,898)
               Decrease in prepaid expenses and other assets                  3,595          106,547
               Decrease in prepaid taxes and other receivables               86,402               --
               Decrease in accounts payable                                 (59,316)        (117,185)
               Increase (decrease) in deferred revenue                      742,182       (1,113,045)
               Increase (decrease) in accrued job costs                   1,211,526         (375,503)
               Increase in accrued compensation                           1,187,108            2,484
               Increase in accrued taxes payable                             34,254               --
               (Decrease) increase in other accrued liabilities            (507,813)         979,052
                                                                       ------------     ------------
               Net cash used in operating activities                     (1,504,035)        (189,366)
                                                                       ------------     ------------
Cash flows from investing activities:
     Purchases of fixed assets                                             (163,914)         (70,259)
                                                                       ------------     ------------

               Net cash used in investing activities                       (163,914)         (70,259)
                                                                       ------------     ------------

Cash flows from financing activities:
     Borrowings of debt                                                     800,000               --
     Repayments of debt                                                    (834,500)        (187,500)
     Financing costs                                                         (8,484)              --
     Costs incurred in connection with sale of stock                             --           (8,400)
                                                                       ------------     ------------

               Net cash used in financing activities                        (42,984)        (195,900)
                                                                       ------------     ------------

               Net decrease in cash and cash equivalents                 (1,710,933)        (455,525)

Cash and cash equivalents at beginning of period                          2,394,248        3,164,158
                                                                       ------------     ------------
Cash and cash equivalents at end of period                             $    683,315     $  2,708,633
                                                                       ============     ============
Supplemental disclosures of cash flow information:
     Interest paid during the period                                   $     51,163     $     64,259
                                                                       ============     ============
     Income tax paid during the period                                 $      7,453     $      8,309
                                                                       ============     ============
Noncash activities relating to investing and financing activities:
     Amortization of projected reimbursements from clients for
       straight lining of rent                                         $      9,190     $         --
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

         Restatement

         The consolidated financial statements as of and for the fiscal quarters ended September 30, 2005 and June 30, 2005, as well as the fiscal years ended March 31, 2005, 2004 and 2003, were restated as a result of the Company's review of the goodwill associated with each of its reporting units. In reviewing the carrying value of its goodwill at December 31, 2005, for the purpose of determining if there was any impairment in goodwill, the Company concluded that in prior periods a portion of the intercompany amounts due from one of its reporting units, Optimum Group LLC ("Optimum"), previously considered as working capital should have been included as part of Optimum's carrying value for impairment valuation purposes. Accordingly, the Company believes that the carrying value at September 30, 2005, June 30, 2005, March 31, 2005, 2004 and 2003 of Optimum was greater than its fair value. As a result, the Company recorded non-cash pre-tax charges of $4,131,000 and $7,537,000 for the years ended March 31, 2004 and 2003, respectively (net after tax in the amount of $2,520,000 and $4,598,000, respectively), to reflect such impairments and reduce the carrying value of goodwill associated with Optimum. The adjustment required a restatement of the Company's consolidated balance sheets and consolidated statements of operations, as well as related adjustments to the Company's consolidated statements of stockholders' equity and consolidated statements of cash flows, without any effect on the Company's cash or net cash provided from operations at and for the fiscal years ended March 31, 2005, 2004 and 2003, as well as the fiscal quarters ended September 30, 2005 and June 30, 2005. The effect of the restatement on the Company's consolidated balance sheet at June 30, 2005 and March 31, 2005 is presented below:


                                                                 June 30, 2005                           March 31, 2005
                                                       -----------------------------------     -----------------------------------
                                                        As previously                           As previously
                                                           reported          As restated           reported          As restated
                                                       ---------------     ---------------     ---------------     ---------------
         Goodwill, net                                 $    19,895,694     $     8,227,191     $    19,895,694     $     8,227,191
         Deferred tax asset                                         --           4,294,613                  --           4,225,587
         Total assets                                       44,090,496          36,716,606          42,375,257          34,932,341
         Deferred taxes payable                                256,104                  --             325,129                  --
         Total liabilities                                  27,530,887          27,274,783          25,249,629          24,924,499
         Retained earnings (accumulated deficit)
                                                             6,904,325            (213,461)          7,470,344             352,558
         Total stockholders' equity                         16,559,609           9,441,823          17,125,628          10,007,842
         Total liabilities and stockholders'
            equity                                          44,090,496          36,716,606          42,375,257          34,932,341

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

         The consolidated financial statements as of and for the fiscal years ended March 31, 2005, 2004 and 2003, as well as the fiscal quarters ended September 30, 2005 and June 30, 2005, were restated as a result of the Company's review of the goodwill associated with each of its reporting units. In reviewing the carrying value of its goodwill at December 31, 2005, for the purpose of determining if there was any impairment in goodwill, the Company concluded that in prior periods a portion of the intercompany amounts due from one of its reporting units, Optimum, previously considered as working capital should have been considered as part of Optimum's carrying value for impairment valuation purposes. Accordingly, the Company believes that the carrying value at September 20, 2005, June 30, 2005, March 31, 2005, 2004, and
         2003 of Optimum was greater than its fair value. As a result, the Company recorded non-cash pre-tax charges of $4,131,000 and $7,537,000 for the years ended March 31, 2004 and 2003, respectively (net after tax in the amount of $2,520,000 and $4,598,000, respectively) to reflect such impairments and reduce the carrying value of goodwill associated with Optimum. The consolidated financial statements as of and for the fiscal years ended March 31, 2005, 2004 and 2003, as well for the fiscal quarters ended June 30, 2005 and September 30, 2005, were restated as a result of the Company's change in the methodology of valuing its goodwill for impairment.

         Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Other than as set forth above, during the three months ended June 30, 2005, the Company has not identified any indication of goodwill impairment in its other reporting units.

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

         The following table illustrates the effects on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock based incentive plans:

                                                                                Three Months        Three Months
                                                                                    Ended              Ended
                                                                                June 30, 2005       June 30, 2004
                                                                               --------------      --------------
         Net (loss) income as reported                                         $     (566,019)     $      197,537
         Less compensation expense determined under the fair value method,
            net of tax (1)                                                              9,550              54,694
                                                                               --------------      --------------
         Pro forma net (loss) income                                           $     (575,569)     $      142,843
                                                                               ==============      ==============
         Net (loss) income per share - Basic:
            As reported                                                        $         (.09)     $          .03
            Pro forma                                                          $         (.09)     $          .02

         Net (loss) income per share - Diluted:
            As reported                                                        $         (.09)     $          .03
            Pro forma                                                          $         (.09)     $          .02

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

Restatement

         The consolidated financial statements as of and for the fiscal years ended March 31, 2005, 2004 and 2003, as well as the fiscal quarters ended September 30, 2005 and June 30, 2005, were restated as a result of the Company's review of the goodwill associated with each of its reporting units. In reviewing the carrying value of its goodwill at December 31, 2005, for the purpose of determining if there was any impairment in goodwill, the Company concluded that in prior periods a portion of the intercompany amounts due from one of its reporting units, Optimum, previously considered as working capital should have been included as part of Optimum's carrying value for impairment valuation purposes. Accordingly, the Company believes that the carrying value at September 30, 2005, June 30, 2005, March 31, 2005, 2004 and 2003 of Optimum was greater than its fair value. As a result, the Company recorded non-cash pre-tax charges of $4,131,000 and $7,537,000 for the years ended March 31, 2004 and 2003, respectively (net after tax in the amount of $2,520,000 and $4,598,000, respectively) to reflect such impairments and reduce the carrying value of goodwill associated with Optimum. The adjustment required a restatement of the Company's consolidated balance sheets and consolidated statements of operations, as well as related adjustments to the Company's consolidated statements of stockholders' equity and consolidated statements of cash flows, without any effect on the Company's cash or net cash provided from operations at and for the fiscal years ended March 31, 2005, 2004 and 2003, as well as the fiscal quarters ended September 30, 2005 and June 30, 2005. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, the Company implemented procedures intended to strengthen its internal control processes and prevent a recurrence of future errors of this nature.

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

         Sales. Sales for the quarter ended June 30, 2005 were $21,513,000, compared to sales of $19,403,000 for the quarter ended June 30, 2004, an increase of $2,110,000. The following table presents a comparative summary of the components of sales for the three months ended June 30, 2005 and 2004:

                                               Three Months Ended June 30,
                                  -------------------------------------------------
      Sales                           2005          %           2004           %
      -----                       -----------   --------     -----------   --------
Core business                     $12,339,414       57.4     $11,305,834       58.3
MarketVision                        1,217,321        5.6         821,776        4.2
Reimbursable costs and expenses     7.955,808       37.0       7,275,484       37.5
                                  -----------   --------     -----------   --------
   Total sales                    $21,512,543      100.0     $19,403,094      100.0
                                  ===========   ========     ===========   ========

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

         At June 30, 2005, the Company had cash and cash equivalents of $683,000, a working capital deficit of $1,214,000, which includes approximately $8,612,000 of deferred revenue, outstanding bank loans of $4,550,000, an outstanding bank letter of credit of $500,000, stockholders' equity of $9,442,000 and $2,200,000 available for borrowing under its revolving credit line. In comparison, at March 31, 2005, the Company had cash and cash equivalents of $2,394,000, a working capital deficit of $1,276,000, which included approximately $7,870,000 of deferred revenue, outstanding bank loans of $4,584,500, an outstanding bank letter of credit of $500,000, $2,415,500 available for borrowing under the revolving credit line, and stockholders' equity of $10,008,000.

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

         In reviewing its carrying value of goodwill at December 31, 2005, for the purpose of determining if there was any impairment in goodwill, the Company concluded that in prior periods a portion of the intercompany amounts due from one of its reporting units, Optimum, previously considered as working capital should have been included as part of Optimum's carrying value for impairment valuation purposes. Accordingly, the Company believes that the carrying value at September 30, 2005, June 30, 2005, March 31, 2005, 2004 and 2003 of Optimum was greater than its fair value. As a result, the Company recorded non-cash pre-tax charges of $4,131,000 and $7,537,000 for the years ended March 31, 2004 and 2003, respectively, to reflect such impairments and reduce the carrying value of goodwill associated with Optimum. The adjustment required a restatement of the Company's consolidated balance sheets and consolidated statements of operations, as well as related adjustments to the Company's consolidated statements of stockholders' equity and consolidated statements of cash flows, without any effect on the Company's cash or net cash provided from operations at and for the fiscal years ended March 31, 2005, 2004 and 2003, as well as the fiscal quarters ended September 30, 2005 and June 30, 2005. After reviewing the circumstances leading up to the restatements, during the quarter ended December 31, 2005, the Company implemented procedures intended to strengthen its internal control processes and prevent a recurrence of future errors of this nature.


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


                                   COACTIVE MARKETING GROUP, INC.


Dated: June 26, 2006               By: /s/ JOHN P. BENFIELD
                                       -----------------------------------------
                                       John P. Benfield, President
                                       (Principal Executive Officer)
                                       and Director


Dated: June 26, 2006               By: /s/ ERWIN I. MEVORAH
                                       -----------------------------------------
                                       Erwin I. Mevorah, Chief Financial Officer
                                       (Principal Accounting and Financial
                                       Officer)

                                                                    EXHIBIT 31.1

                                  CERTIFICATION

I, John P. Benfield, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CoActive Marketing Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusion about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls over financial reporting that are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Dated: June 26, 2006                   /s/ JOHN P. BENFIELD
                                       -----------------------------------------
                                       John P. Benfield
                                       President and Chief Executive Officer