Form 10-Q/A
period 2005-09-30
COACTIVE MARKETING GROUP INC
filed 2006-06-30
CIK 886475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                         (Amendment No. 1 on Form 10-Q)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the three and six months ended September 30, 2005, initially filed with the Securities and Exchange Commission (the "SEC") on November 14, 2005, (the "Original Filing") reflects a restatement of the consolidated financial statements of CoActive Marketing Group, Inc. (the "Company") for the quarter ended September 30, 2005, as discussed in Note 1 to the consolidated financial statements. The determination to restate these financial statements was made as a result of the Company's review of the carrying value of goodwill associated with each of its reporting units. In reviewing the carrying value of its goodwill at December 31, 2005, for the purpose of determining if there was any impairment in goodwill, the Company concluded that in prior periods a portion of the intercompany amounts due from one of its operating units, Optimum Group LLC, previously considered as working capital should have been included as part of Optimum's carrying value for impairment valuation purposes. Accordingly, the Company believes that the carrying value at September 30, 2005, June 30, 3005, March 31, 2005, 2004 and 2003 of Optimum was greater than its fair value. As a result, the Company recorded non-cash pre-tax charges of $4,131,000 and $7,537,000 for the fiscal years ended March 31, 2004 and 2003, respectively, to reflect such impairment and reduce the carrying value of goodwill associated with Optimum. The restatement, without any affect on the Company's net income as originally reported for the three and six months ended September 30, 2005, reduced retained earnings and stockholders' equity by $7,118,000. Further information on the restatement adjustments can be found in Note 1 to the accompanying consolidated financial statements. To reflect the cumulative effect of the foregoing adjustments on its filings with the SEC, the Company is filing contemporaneously with this Amendment No. 1, an amendment to its Annual Report on Form 10-K/A for the year ended March 31, 2005 and an amendment to its Quarterly Report on Form 10-Q for the three months ended June 30, 2005.

This Amendment No. 1 includes related changes to the disclosures in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Controls and Procedures." Except as otherwise specifically noted, all information contained herein is as of September 30, 2005 and excludes any events or changes that have occurred subsequent to that date. For the convenience of the reader, this Amendment No. 1 restates in its entirety the Original Filing.

                                      INDEX
                                      -----

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements of CoActive Marketing Group, Inc.
           and Subsidiaries (Unaudited)

           Consolidated Balance Sheets - September 30, 2005 (restated) and
             March 31, 2005 (Audited) (restated)                              3

           Consolidated Statements of Operations - Three and six months
             ended September 30, 2005 and 2004                                4

           Consolidated Statement of Stockholders' Equity -
             Six months ended September 30, 2005 (restated)                   5

           Consolidated Statements of Cash Flows - Six months ended
             September 30, 2005 and 2004                                      6

           Notes to Unaudited Consolidated Financial Statements               7

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        20

Item 4.    Controls and Procedures                                           20

PART II - OTHER INFORMATION
---------------------------

Items 1, 3, and 5.  Not Applicable                                           21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.        21

Item 4.  Submission of Matters to a Vote of Security Holders                 21

Item 6.  Exhibits                                                            22

SIGNATURES                                                                   23
----------


                         PART I - FINANCIAL INFORMATION
                         COACTIVE MARKETING GROUP, INC.
                           Consolidated Balance Sheets
                      September 30, 2005 and March 31, 2005
                                                                                                 September 30,   March 31,
                                                                                                      2005         2005*
                                                                                                  -----------   -----------
                                                                                                  (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                                                    $ 1,230,213   $ 2,394,248
     Accounts receivable, net of allowance for doubtful accounts of
          $139,000 at September 30, 2005 and $69,000 at March 31, 2005                             10,558,090     9,321,653
     Unbilled contracts in progress                                                                 4,599,117     3,739,233
     Deferred contract costs                                                                          517,420       656,577
     Note and interest receivable from officer                                                        805,536            --
     Prepaid expenses and other current assets                                                        315,260       533,421
     Prepaid taxes and other receivables                                                              162,405       123,902
                                                                                                  -----------   -----------
          Total current assets                                                                     18,188,041    16,769,034

Property and equipment, net                                                                         4,149,332     4,252,327

Note and interest receivable from officer                                                                  --       789,459
Goodwill, net                                                                                       8,227,191     8,227,191
Intangible asset                                                                                      200,000       200,000
Deferred financing costs, net                                                                          90,073        82,142
Deferred tax asset                                                                                  4,222,623     4,225,587
Other assets                                                                                          487,112       386,601
                                                                                                  -----------   -----------
      Total assets                                                                                $35,564,372   $34,932,341
                                                                                                  ===========   ===========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                                             $ 5,173,344   $ 5,013,409
     Deferred revenue                                                                               8,171,819     7,870,082
     Accrued job costs                                                                              3,024,286     2,174,885
     Accrued compensation                                                                           1,202,819       425,855
     Other accrued liabilities                                                                        740,746     1,192,140
     Accrued taxes payable                                                                             63,448       144,396
     Deferred taxes payable                                                                           131,591       224,170
     Notes payable bank - current                                                                   1,000,000     1,000,000
                                                                                                  -----------   -----------
          Total current liabilities                                                                19,508,053    18,044,937

Notes payable bank - long term                                                                      2,500,000     3,584,500
Deferred rent                                                                                       2,639,256     2,649,091
Minority interest of consolidated subsidiary                                                          685,955       645,971
                                                                                                  -----------   -----------
     Total liabilities                                                                             25,333,264    24,924,499
                                                                                                  -----------   -----------
Stockholders' equity:
     Class A convertible preferred stock, par value $.001; authorized 650,000 shares;
          none issued and outstanding                                                                      --            --
     Class B convertible preferred stock, par value $.001; authorized 700,000 shares;
          none issued and outstanding                                                                      --            --
     Preferred stock, undesignated; authorized 3,650,000 shares; none issued
          and outstanding                                                                                  --            --
     Common stock, par value $.001; authorized 25,000,000 shares; issued and outstanding
          6,605,303 shares at September 30, 2005 and 6,621,690 at March 31, 2005                        6,605         6,261
     Additional paid-in capital                                                                    10,036,526     9,649,023
     Retained earnings                                                                                187,977       352,558
                                                                                                  -----------   -----------
          Total stockholders' equity                                                               10,231,108    10,007,842
                                                                                                  -----------   -----------
     Total liabilities and stockholders' equity                                                   $35,564,372   $34,932,341
                                                                                                  ===========   ===========


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


                         COACTIVE MARKETING GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                       Six Months Ended September 30, 2005
                                   (Unaudited)



                                                Common Stock                                             Total
                                               par value $.001           Additional     Retained      Stockholders'
                                         ---------------------------      Paid-in       Earnings         Equity
                                            Shares         Amount         Capital      (restated)      (restated)
                                         ------------   ------------   ------------   ------------    ------------
Balance, March 31, 2005 (restated)          6,261,690   $      6,261   $  9,649,023   $    352,558    $ 10,007,842

Exercise of options and warrants              343,613            344        387,503             --         387,847

Net loss                                           --             --             --       (164,581)       (164,581)
                                         ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2005 (restated)      6,605,303   $      6,605   $ 10,036,526   $    187,977    $ 10,231,108
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

         Restatement

         The consolidated financial statements as of and for the fiscal quarters ended September 30, 2005 and June 30, 2005, as well as the fiscal years ended March 31, 2005, 2004 and 2003, were restated as a result of the Company's review of the goodwill associated with each of its reporting units. In reviewing the carrying value of its goodwill at December 31, 2005, for the purpose of determining if there was any impairment in goodwill, the Company concluded that in prior periods a portion of the intercompany amounts due from one of its reporting units, Optimum Group LLC ("Optimum"), previously considered as working capital should have been included as part of Optimum's carrying value for impairment valuation purposes. Accordingly, the Company believes that the carrying value at September 30, 2005, June 30, 2005, March 31, 2005, 2004 and 2003 of Optimum was greater than its fair value. As a result, the Company recorded non-cash pre-tax charges of $4,131,000 and $7,537,000 for the years ended March 31, 2004 and 2003, respectively (net after tax in the amount of $2,520,000 and $4,598,000, respectively), to reflect such impairments and reduce the carrying value of goodwill associated with Optimum. The adjustment required a restatement of the Company's consolidated balance sheets and consolidated statements of operations, as well as related adjustments to the Company's consolidated statements of stockholders' equity and consolidated statements of cash flows, without any effect on the Company's cash or net cash provided from operations at and for the fiscal years ended March 31, 2005, 2004 and 2003, as well as the fiscal quarters ended September 30, 2005 and June 30, 2005. The effect of the restatement on the Company's consolidated balance sheet at September 30, 2005 and March 31, 2005 is presented below:

                                                      September 30, 2005                        March 31, 2005
                                             -----------------------------------     -----------------------------------
                                              As previously                           As previously
                                                reported            As restated          reported          As restated
                                             ---------------     ---------------     ---------------     ---------------
      Goodwill, net                          $    19,895,694     $     8,227,191     $    19,895,694     $     8,227,191
      Deferred tax asset                                  --           4,222,623                  --           4,225,587
      Total assets                                43,010,252          35,564,372          42,375,257          34,932,341
      Deferred taxes payable                         328,094                  --             325,129                  --
      Total liabilities                           25,661,358          25,333,264          25,249,629          24,924,499
      Retained earnings                            7,305,763             187,977           7,470,344             302,558
      Total stockholders' equity                  17,348,894          10,231,108          17,125,628          10,007,842
      Total liabilities and stockholders'
         equity                                   43,010,252          35,564,372          42,375,257          34,932,341

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

         Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Other than as set forth above, during the six months ended September 30, 2005, the Company has not identified any indication of goodwill impairment in its other reporting units.

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

         The following table illustrates the effects on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock based incentive plans:

                                              Three Months        Three Months         Six Months          Six Months
                                                 Ended               Ended               Ended               Ended
                                             Sept. 30, 2005      Sept. 30, 2004      Sept. 30, 2005      Sept. 30, 2004
                                            ---------------     ---------------     ---------------     ---------------
Net income (loss) as reported               $       401,438     $       659,826     $      (164,581)    $       857,363
Less compensation expense
   determined under the fair
   value method, net of tax (1)
                                                      9,550              54,694              19,100             109,387
                                            ---------------     ---------------     ---------------     ---------------
Pro forma net income (loss)                 $       391,888     $       605,132     $      (183,681)    $       747,976
                                            ===============     ===============     ===============     ===============

Net income (loss) per share - Basic:
   As reported                              $           .06     $           .11     $          (.03)    $           .14
   Pro forma                                $           .06     $           .10     $          (.03)    $           .13

Net income (loss) per share - Diluted:
   As reported                              $           .06     $           .10     $          (.03)    $           .13
   Pro forma                                $           .06     $           .10     $          (.03)    $           .12

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

Results of Operations

         The following table presents operating data of the Company expressed as a percentage of sales for the three and six months ended September 30, 2005 and 2004:

                                                                    Three Months Ended             Six Months Ended
                                                                       September 30,                 September 30,
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

                                                                    Three Months Ended             Six Months Ended
                                                                       September 30,                 September 30,
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

                                      Three Months Ended                                        Six Months Ended
                                         September 30,                                           September 30,
                     ---------------------------------------------------     ---------------------------------------------------
   Sales                 2005           %           2004            %           2005            %             2004          %
   -----             -----------    --------     -----------    --------     -----------    --------       -----------  --------
Core business        $16,353,564        60.2     $15,235,101        65.6     $28,692,978        58.9       $26,540,935      62.2
Market Vision          1,372,392         5.0         909,014         3.9       2,589,712         5.3         1,730,790       4.1
Reimbursable
 costs and expenses    9,460,427        34.8       7,079,072        30.5      17,416,236        35.8        14,354,556      33.7
                     -----------    --------     -----------    --------     -----------    --------       -----------  --------
   Total sales       $27,186,383       100.0     $23,223,187       100.0     $48,698,926       100.0       $42,626,281     100.0
                     ===========    ========     ===========    ========     ===========    ========       ===========  ========

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

         At September 30, 2005, the Company had cash and cash equivalents of $1,230,000, a working capital deficit of $1,320,000, which includes approximately $8,172,000 of deferred revenue, outstanding bank loans of $3,500,000, an outstanding bank letter of credit of $500,000, stockholders' equity of $10,231,000 and $3,000,000 available for borrowing under its revolving credit line. In comparison, at March 31, 2005, the Company had cash and cash equivalents of $2,394,000, a working capital deficit of $1,276,000, which included approximately $7,870,000 of deferred revenue, outstanding bank loans of $4,584,500, an outstanding bank letter of credit of $500,000, $2,415,500 available for borrowing under the revolving credit line, and stockholders' equity of $10,008,000.

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

Item 4.  Controls and Procedures
         -----------------------

Evaluation of Disclosure Controls and Procedures

         An evaluation was performed, under the supervision of, and with the participation of, the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were ineffective, as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the "Report"), in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Report, see below Changes in Internal Controls.

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