Form 10-K
period 2006-03-31
COACTIVE MARKETING GROUP INC
filed 2006-07-12
CIK 886475

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                    FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended March 31, 2006

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


              Registrant's telephone number, including area code: (212) 660-3800

              Securities registered pursuant to Section 12(b) of the Act: None

              Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value


              Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                       Yes [ ]         No [X]
              Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                       Yes [ ]         No [X]
              Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes [X]         No [ ]
              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
               Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated files. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

                       Yes [ ]         No [X]
As of September 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $13,477,282.

As of June 15, 2006, 7,084,751 shares of Common Stock, $.001 par value, were outstanding.

                       Documents Incorporated by Reference

              Document                      Part of 10-K into which incorporated
              --------                      ------------------------------------

Definitive Proxy Statement relating to                    Part III
Registrant's 2006 Annual Meeting
of Stockholders

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

Item 1.  Business.
------   --------

Corporate Overview

                  CoActive Marketing Group, Inc. (the "Company"), through its wholly-owned subsidiaries Inmark Services LLC, Optimum Group LLC, U.S. Concepts LLC and Digital Intelligence Group LLC, is an integrated sales promotional and marketing services agency. We develop, manage and execute sales promotion programs at both national and local levels. Our programs help our clients effectively promote their goods and services directly to retailers and consumers and are intended to assist them in achieving a maximum impact and return on their marketing investment. Our activities reinforce brand awareness, provide incentives to retailers to order and display our clients' products, and motivate consumers to purchase those products.

                  Our services include experiential marketing, event marketing, interactive marketing, ethnic marketing, and all elements of consumer and trade promotion and are marketed directly to our clients by our sales force operating out of offices located in New York, New York; Cincinnati, Ohio; Chicago, Illinois and San Francisco, California.

                  During our fiscal year ended March 31, 2006, we provided marketing services targeting the Hispanic community through Garcia Baldwin, Inc., doing business as MarketVision, an affiliate of ours of which we owned 49%. On May 22, 2006, we sold our 49% interest in MarketVision for $1,100,000 in cash. Following that sale, we continue to provide services targeting Hispanic, as well as African American and urban consumers, through our recently launched Urban Concepts platform.

                  CoActive was formed under the laws of the State of Delaware in March 1992 and is the successor to a sales promotion business originally founded in 1972. CoActive began to engage in the promotion business following a merger consummated on September 29, 1995 that resulted in Inmark becoming its wholly-owned subsidiary.

                  Our corporate headquarters are located at 75 Ninth Avenue, New York, New York 10011, and our telephone number is 212-660-3800. Our Web site is www.coactivemarketing.com. Copies of all reports we file with the Securities and Exchange Commission are available on our Web site.

Subsidiaries

                  The services offered by our subsidiaries are complementary with each other and have allowed us to achieve positive results from our cross-selling efforts.

                   Optimum and Inmark provide traditional promotional services, primarily consisting of strategic planning (including marketing positioning, brand strategy and marketing/promotion plan development), creative marketing, visual communications and graphic design services as well as developing radio and television promotional programs for manufacturers of packaged goods. The promotional programs developed often include additional components, such as coupons and sweepstakes. In many instances where we are contracted to develop radio and television promotional programs, we also purchase the broadcast media and administer the program on behalf of our client. In media related programs, the programs frequently include the participation of retailers who are allocated a portion of the purchased media, at no cost, for their support of the promotion and prominent featuring of the manufacturer's products.

                  U.S. Concepts provides event and experiential marketing programs, entertainment marketing and on-premise liquor promotion services. U.S. Concepts provides a "turnkey" approach for the execution of its programs.

                  Digital Intelligence, formerly known as TrikMedia, Inc., acquired on October 29, 2003, provides digital marketing and advertising services, interactive software development and content creation.

What We Do

                  We execute a wide range of precision strategies and tactics to achieve specific and measurable objectives for our clients. Our programs are designed to increase sales to targeted consumers and retailers while enhancing brand image. In contrast with general advertising agencies that promote brand awareness, as a promotions agency, we provide specialized services with the goal of increasing sales of our client's products and services as a direct and verifiable consequence of our programs.

                  In recent years, companies increasingly are utilizing promotions as an integral part of their overall marketing strategy. Participants in the 2006 Promo Magazine Industry Trends Report revealed that whether marketers "are relying on promotions to drive sales within a specific timetable, or help build loyalty and brand equity over the longer term, more and more marketers are building in promotion elements into the DNA of their branding efforts."

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

Experiential Marketing

                  U.S. Concepts is among the nation's most awarded event, experiential, mobile and field marketing resources. U.S. Concepts' experiential programs include concerts, tours and festivals, sales driven sampling activities, demonstration programs and other events that introduce and promote its clients' brands, services and products. U.S. Concepts designs and executes brand experiences based on the philosophy that "continuous consumer contact drives brand growth."

Interactive Marketing

                 An increasing number of consumers are using the Internet as a resource for purchasing decisions. According a survey conducted by PROMO Magazine (Industry Trends Report), interactive promotional spending was cited by 32% and 24%, in 2005 and 2004, respectively, of marketers as their highest spending priority. Our Digital Intelligence group delivers technological and creative interactive programs for its client base.

Ethnic Marketing

                  In 2005, we launched our Urban Concepts platform through our U.S. Concepts subsidiary. Urban Concepts is our multicultural experiential initiative dedicated to providing clients with resources for event marketing opportunities and customer acquisition targeting Hispanic, African American and urban consumers.

Strategic Planning and Sales Promotion

                  Taking into account each client's unique needs for brand positioning, message creation and the selection of the appropriate communication channels to be employed, we immerse ourselves in our client's business and collaborate with their marketing team to develop a strategic and sales promotion plan. Once the plan is developed, we focus on creative and program development and implementation, recognizing that successful execution is as important as the plan.

Trade Marketing

                  We have extensive experience in developing customized programs for retailers in a variety of channels. We are active in all major retail channels, including mass, grocery, drug, do-it-yourself (or "DIY") and convenience. With our clients, we present marketing and promotional programs to retailers, capitalizing on established relationships we have cultivated with these retailers over many years.

The Industry

                  The industry is composed of hundreds of large and small companies, and is dominated by affiliates of advertising agencies.

                  Promotional Magazine's 2005 Annual Report of the U.S. Promotion Industry reported promotional marketing spending of $342 billion in 2005, up 9% over 2004. This follows a reported 9% increase in promotional marketing spending in 2004 over 2003. The revenues in this segment consisted primarily of event marketing; premiums and incentives; direct mail; retail; sponsorship; coupons; specialty printing; licensing; fulfillment; agency revenues; interactive/online; games, contests and sweepstakes; and samplings. While promotional marketing spend has increased, profit margins in the industry have recently declined.

                  Historically, most of the industry's revenues originate from specific assignments on a project-by-project basis from continuing client relationships. As the credibility and recognized value of integrated marketing and promotional services have increased, a number of clients are designating more promotion and related specialty marketing firms as their specific promotion agency of record, thereby establishing the designated agency as an exclusive promotion service supplier with regard to a particular niche area. Consistent with this trend, we have been formally designated as an agency of record or have similar long standing relationships with several of our clients. In an industry that has historically generated assignments on a project-by-project basis, these relationships tend to provide their recipients with a more secure client and revenue base.

Premier Client Roster

                  Our principal clients are large manufacturers of packaged goods and other consumer products. Our client partners are actively engaged in promoting their products to both the consumer as well as trade partners, (i.e., retailers, distributors, etc.), and include, among others, Diageo North America, Inc., Fresh Express, Inc., Nintendo of America, Kikkoman International, Inc.,

Diageo-Guinness USA, Inc., Moet Hennessy, The Procter & Gamble Company, HBO, Coca-Cola, AOL, Fisher-Price, T-Mobile, The Valvoline Company, Pfizer Corp., Coty, Best Buy and ACH Food Cos. Our trade partners include Albertsons, Safeway, Kroger, Ralph's, Wal-Mart, Target, Walgreens, Rite Aid, Eckerd, CVS, Lowe's and Fasmart.

                  For our fiscal years ended March 31, 2006, 2005 and 2004, Diageo North America, Inc. ("Diageo") accounted for approximately 41%, 27% and 13%, respectively, of our revenues (inclusive of program reimbursable costs and expenses). For our fiscal years ended March 31, 2005 and 2004, Schieffelin & Somerset Co. and its successor companies ("S&S") accounted for approximately 13% and 30%, respectively, of our revenues (inclusive of program reimbursable costs and expenses). At March 31, 2006 and 2005, Diageo accounted for 41% and 9%, respectively, of our accounts receivable, and at March 31, 2005, S&S accounted for 1% of our accounts receivable.

                  To the extent that we continue to have a heavily weighted sales concentration with one or more clients, the loss of any such client could have a material adverse affect on our earnings. Unlike traditional general advertising firms which are engaged as agents of record on behalf of their clients, as a promotional company, we are typically engaged on a product-by-product, or project-by-project basis. However, as a result of both our agency of record designation and long standing relationships with certain of our clients, we believe this exposure is partially mitigated.

Backlog

                  Excluding sales backlogs attributable to MarketVision and reimbursable costs and expenses, at March 31, 2006, our sales backlog amounted to approximately $22,781,000 compared to a sales backlog of approximately $18,529,000 at March 31, 2005. As described further below our revenue patterns are unpredictable and may vary significantly from period to period. Our backlog at any given point in time is similarly subject to fluctuation.

Competition

                  The market for promotional services is highly competitive, with hundreds of companies claiming to provide various services in the promotions industry. In general, our competition is derived from two basic groups: other full service promotion agencies, and companies which specialize in providing one specific aspect of a general promotional program. Some of our competitors are affiliated with larger general advertising agencies, and have greater financial and marketing resources available than we do. These competitors include Imperic (which is affiliated with Young & Rubicam), G2 (which is affiliated with Grey Advertising), Pierce, Radiate, GMR Marketing (which are divisions of Omnicom Group, Inc.), ARC Worldwide (a subsidiary of Publicis Group S.A.), Einson Freeman, Inc. (subsidiary of WPP), competitive event marketing agencies Jack Morton and Momentum, as well as Market Drive and Draft which are owned by the Interpublic Group. Niche competitors include Don Jagoda, Inc., which specializes in sweepstakes, and Catalina Marketing, Inc., which specializes in cash register couponing programs.

Employees

                  We currently have 235 full-time and 3,810 part-time employees. Our part-time employees are primarily involved in marketing support, program management and in-store sampling and demonstration, and are employed on an as needed basis. None of our employees are represented by a labor organization and we consider our relationship with our employees to be good.

Item 1A. Risk Factors
---------------------

                  Outstanding Indebtedness; Security Interest. At March 31, 2006, loans outstanding from our secured lender amounted to $3,000,000, and we had $3,000,000 of borrowing availability under our revolving credit facility. As security for our obligations under our Credit Agreement, we have granted the lender a first priority security interest in all of our assets. In the event of a default under the Credit Agreement, at the lender's option, (i) the principal and interest of the loans and all other obligations under the Credit Agreement will immediately become due and payable, and (ii) the lender may exercise its rights and remedies provided for in the Credit Agreement and the related security agreements, and the rights and remedies of a secured party under applicable law. At March 31, 2006, we were not in compliance with the financial covenants in the Credit Agreement; namely, the debt service coverage ratio, the consolidated senior funded debt to consolidated EBITDA ratio and the prohibition of incurring a consolidated net loss in two consecutive fiscal quarters or any fiscal year. On July 12, 2006 our lender waived our defaults arising as a result of such noncompliance and charged us a $10,000 waiver fee. Although we expect to be able to comply with these financial covenants in future periods, there can be no assurance that we will do so, and in the event we are not able to comply with these covenants and are required to seek waivers from our lender, there can be no assurance that our lender would grant us such a waiver.

                  Recent Losses. We sustained a net loss of approximately $1,031,000 for our fiscal year ended March 31, 2006, and a net loss of approximately $5,265,000 for our fiscal year ended March 31, 2004. These losses were due in part to the unpredictable revenue patterns associated with our business, as described below. There can be no assurances that we will be profitable in the future.

                  Dependence on Key Personnel. Our business is managed by a limited number of key management and operating personnel, none of whom are party to a long-term employment agreement with us. The loss of any one of those persons could have a material adverse impact on our business. In addition, our agreement with Diageo, our largest client, requires us to continue to employ Brain Murphy, the Chief Executive Officer of our U.S. Concepts subsidiary. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel.

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

                  Expansion Risk. In the past, we have experienced periods of rapid expansion. This growth has increased our operating complexity as well as the level of responsibility for both existing and new management personnel and operating systems. Our ability to manage our expansion effectively will require us to continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Our inability to effectively manage expansion could have a material adverse effect on our business.

                  Control by Executive Officers and Directors. Our executive officers and directors collectively beneficially own approximately 28% of our voting stock and, in effect, have the power to influence strongly the outcome of all matters requiring stockholder approval, including the election or removal of directors and the approval of significant corporate transactions. Such voting power could also delay or prevent a change in control transaction in which our stockholders could otherwise dispose of their shares of our Common Stock at a substantial premium to its publicly traded share price. In addition, our Credit Agreement requires certain individuals to collectively maintain, at a minimum, a 15% beneficial ownership of our Common Stock during the term of the Credit Agreement.

Item 1B. Unresolved SEC Comments
-------  -----------------------

None

Item 2.  Properties.
------   ----------

We have the following leased facilities (1) (2):

                                                                                Square            Fiscal
             Facility                                Location                    Feet           2006 Rent (3)
----------------------------------------    --------------------------      --------------     --------------
Principal office of CoActive and
principal and sales office of
U.S. Concepts and Inmark                    New York, New York                   33,400         $  828,000

Principal and sales office of Optimum (4)   Cincinnati, Ohio                     17,000         $  167,000


Other sales offices and warehouses of
Inmark, Optimum and U. S. Concepts          Chicago, Illinois                    10,400
                                            Miami, Florida                        1,300
                                            San Francisco, California               900
                                                                               --------
                                            Total                                12,600         $  141,000

In addition to the above, from time to time we enter into short-term warehouse leases for the storage of promotional materials that we use in connection with our programs.

     (1) The table above does not include space leased by of MarketVision. We sold our interest in MarketVision in May 2006.
     (2) The table above does not include the Company's Great Neck, New York office, which the Company terminated in December 2005.
     (3) Amounts listed are prior to any reimbursements from clients and does not include the effect of any straight line rent adjustments recorded for financial statement purposes.
     (4) The Company leases this facility from Thomas Lachenman, a director of the Company and the former owner of Optimum Group, Inc. This lease expires in December 2010.

                  With the exception of the principal office leases in Cincinnati, Ohio, and New York, New York, which at March 31, 2006 have remaining terms of approximately five years and nine years, respectively, each of our other facility leases are short term and renew annually. For a summary of our minimal rental commitments under all non-cancelable operating leases with a maturity date in excess of one year as of March 31, 2006, see note 5 to the Notes to Consolidated Financial Statements.

                  We consider our facilities sufficient to maintain our current operations.


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

Market Information

                  Our Common Stock is traded on the Nasdaq Capital Market under the symbol CMKG. The following table sets forth for the periods indicated the high and low trade prices for our Common Stock as reported by Nasdaq. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                        Common Stock
                                        ------------
                                    High             Low
                                    ----             ---

Fiscal Year 2005
----------------
First Quarter                       3.02             1.38
Second Quarter                      2.65             1.36
Third Quarter                       4.24             2.20
Fourth Quarter                      4.64             3.06

Fiscal Year 2006
----------------
First Quarter                       3.73             2.71
Second Quarter                      3.54             2.72
Third Quarter                       3.05             2.20
Fourth Quarter                      2.88             2.05


                  On June 1, 2006, there were 7,084,751 shares of our Common Stock outstanding, approximately 56 shareholders of record and approximately 800 beneficial owners of shares held by a number of financial institutions.

                  No cash dividends have ever been declared or paid on our Common Stock. We intend to retain earnings, if any, to finance future operations and expansion and do not expect to pay any cash dividends in the foreseeable future. In addition, we are prohibited from paying any cash dividends during the term of the Credit Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Equity Compensation Plan Information

                  The following table sets forth information with respect to equity compensation plans (including individual compensation arrangements) of the Company as of March 31, 2006.

                                    (a)                     (b)                       (c)
                                                                             Number of securities
                           Number of securities                              remaining available for
                           to be issued upon         Weighted average        future issuance under
                           exercise of outstanding   exercise price of       equity compensation plans
                           options, warrants         outstanding options,    (excluding securities
Plan category              and rights                warrants and rights     reflected in column (a))
-------------              -----------------------   --------------------    -------------------------
Equity compensation
plans approved by
security holders(1)             1,766,305                  $2.65                       237,500

Equity compensation
plans not approved
by security holders(2)             81,533                  $3.68                            --
                           -----------------         ------------------         ---------------------

       Total                    1,847,838                  $2.69                       237,500
                           =================         ==================         =====================

(1) Includes options to purchase 802,500 shares of Common Stock granted under our 2002 Long-Term Incentive Plan, options to purchase 375,000 shares Common Stock granted under our 1997 Executive Officer Stock Option Plan and options to purchase 588,805 shares of Common Stock granted under our 1992 Stock Option Plan.

(2) Consists of warrants to purchase shares of Common Stock issued in 1997 to two persons, one of whom is a director of ours, in connection with our entry into a financial advisory services agreement.

Item 6.  Selected Financial Data.
------   -----------------------

                  The selected financial data reported below has been derived from our audited financial statements for each fiscal year ended March 31 within the five year period ended March 31, 2006. The selected financial data reported below should be read in conjunction with the consolidated financial statements and related notes thereto and other financial information appearing elsewhere herein.

                                            Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                                             March 31,       March 31,       March 31,      March 31,       March 31,
                                               2002           2003(1)       2004(1) (2)     2005(2)(3)       2006(2)
                                           ------------    ------------    ------------    ------------    ------------
Statement of Operations Data:
Sales (4)                                  $ 59,264,617    $ 59,956,204    $ 69,280,484    $ 83,950,561    $ 98,038,354
Operating Expenses                           57,249,529      64,481,104      73,661,540      80,977,737      99,182,113
Operating Income (Loss)                       2,015,088      (4,524,900)     (4,381,056)      2,972,824      (1,143,759)
Income (Loss) before Provision
  (Benefit) for Income Taxes, Equity
  in Loss of Affiliate, Minority
  Interest in Net Income of
  Consolidated Subsidiary and                 1,637,082      (4,563,021)     (4,621,344)      2,746,341      (1,362,521)
  Cumulative Effect of Change in
  Accounting Principle
Provision (Benefit) for Income Taxes            708,818      (1,749,863)     (1,644,186)      1,100,555        (409,150)
Equity in Loss of Affiliate                     (18,000)        (11,500)             --              --              --
Minority Interest in Net Income of
  Consolidated Subsidiary                            --              --        (105,359)       (494,165)        (77,856)
Net Income (Loss) before Cumulative
  Effect of Change in Accounting
  Principle for Revenue Recognition             910,264      (2,824,658)     (3,082,517)      1,151,621      (1,031,227)
Cumulative Effect of Change in
  Accounting Principle for Revenue
  Recognition, Net of Income Taxes(5)                --              --      (2,182,814)             --              --
Net Income (Loss)                               910,264      (2,824,658)     (5,265,331)      1,151,621      (1,031,227)
Net Income (Loss) per Common Share
  before Cumulative Effect of Change
  in Accounting Principle for
  Revenue Recognition:
         Basic                             $        .18    $       (.56)   $       (.54)   $        .19    $       (.16)
         Diluted                           $        .17    $       (.56)   $       (.54)   $        .18    $       (.16)
Cumulative Effect of Change in
  Accounting Principle for Revenue
  Recognition, Net of Income Taxes:
         Basic                             $         --    $         --    $       (.38)   $         --    $         --
         Diluted                           $         --    $         --    $       (.38)   $         --    $         --
Net Income (Loss):
         Basic                             $        .18    $       (.56)   $       (.92)   $        .19    $       (.16)
         Diluted                           $        .17    $       (.56)   $       (.92)   $        .18    $       (.16)
Pro Forma Amounts Assuming the
  Change in Accounting Principle for
  Revenue Recognition is Applied
  Retroactively:
     Net Income (Loss)                        1,128,478      (4,373,061)             --              --              --
     Net Income (Loss) per Common Share:
         Basic                             $        .22    $       (.87)             --              --              --
         Diluted                           $        .21    $       (.87)             --              --              --


                                             March 31,       March 31,       March 31,       March 31,       March 31,
                                               2002           2003(1)       2004(1) (2)    2005(1)(2)(3)      2006(2)
                                           ------------    ------------    ------------    ------------    ------------
Balance Sheet Data:
Working Capital Deficiency                   (2,749,170)       (718,147)     (4,767,993)     (1,275,903)     (2,919,459)
Total Assets                                 36,872,138      33,420,912      33,663,838      34,932,341      41,981,180
Current Debt                                  2,358,333       1,375,000       1,875,000       1,000,000       1,000,000
Long-Term Debt                                3,333,333       4,500,000       3,534,500       3,584,500       2,000,000
Total Liabilities                            22,831,586      22,197,818      25,603,794      24,924,499      32,403,015
Stockholders' Equity                         14,040,552      11,223,094       8,060,044      10,007,842       9,578,165

(1) Restated to reflect the recording of non-cash impairment charges of $4,131,000 and $7,537,000, respectively, in the fiscal years ended March 31, 2004 and 2003, respectively, in connection with the Company's review of the carrying value of its goodwill. The Company concluded that a portion of the intercompany amounts due from one of its reporting units previously considered as working capital should have been considered as part of its carrying value for impairment valuation purposes. Accordingly, the Company believes that the carrying value at March 31, 2005, 2004 and 2003 of Optimum was greater than its fair value. The impact of the restatements increased the Company's net loss as originally reported for the fiscal year ended March 31, 2004 by $2,520,000 to ($5,265,000) from ($2,745,000) and decreased the Company's net income as originally reported for the fiscal year ended March 31, 2003 by $4,598,000 to a net loss of ($2,825,000) from net income of $1,773,000.

(2) Includes the operations and accounts of the Company and the operations and accounts of Digital Intelligence, which was acquired on October 29, 2003, for the twelve months ended March 31, 2006 and 2005 and the five months ended March 31, 2004, and the operations and accounts of MarketVision, which is a variable interest entity, for the years ended March 31, 2006, 2005 and 2004, pursuant to Company's adoption of Financial Accounting Standards Board's Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51, as the Company determined it was the primary beneficiary of MarketVision. The Company disposed of its interest in MarketVision in May 2006.

(3) Restated for the year ended March 31, 2005 to reflect the correction of the erroneous recording of $350,000 of revenues in the third quarter ended December 31, 2004 with respect to a customer contract under which the Company had been paid but not yet rendered the services that would entitle it to recognize such revenues. The impact of the restatement reduced the Company's net income by $209,000 to $1,152,000 from $1,361,000.

(4) Restated for the year ended March 31, 2002 to reflect the adoption of EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF 01-14"). EITF 01-14 requires reimbursements received for "out-of-pocket" expenses to be characterized as revenues. The resulting costs are now recorded as reimbursable expenses resulting in no change in operating income. The impact of the Company's adoption of EITF 01-14 was to increase both revenues and operating expenses by $8,208,694, $11,669,664, $20,002,471, $29,999,150 and $38,338,254 for
     the years ended March 31, 2002, 2003, 2004, 2005 and 2006, respectively.

(5) For the year ended March 31, 2004, the cumulative effect of change in accounting principle for revenue recognition is a one-time non-cash charge relating to the Company's adoption of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21") issued in May 2003. The Company adopted the provisions of EITF 00-21 effective April 1, 2003, the beginning of the Company's fiscal year ended March 31, 2004. EITF 00-21 provides guidance related to revenue recognition with respect to contracts with multiple revenue generating activities. The impact of the Company's adoption of EITF 00-21 was to defer revenue recognition and the related expense for certain portions of revenue and expense previously recognized by the Company under its project arrangements with its clients into future accounting periods.

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

Overview

                  In Fiscal 2006, a disappointing year for us, we realized a net loss of $1,031,000 as compared to net income of $1,152,000 in Fiscal 2005. Sales and profitability from each of our major units were lower than expected. In addition, significantly reducing profitability in Fiscal 2006 was lower profitability from MarketVision as well as significantly lower revenues from our trade media programs. Fiscal 2006 results also reflect a one time pre-tax charge of approximately $542,000 associated with the buyout of our Great Neck, NY office lease. In addition, our fourth quarter Fiscal 2006 results include a pre-tax impairment charge of approximately $626,000 associated with the reduction of the carrying value of goodwill of one of our reporting units, Optimum Group. In light of recent results, management has taken active steps to reduce operating and administrative costs, including the buyout of its Great Neck, NY office lease and reduction in staffing levels in targeted areas. In particular, the buyout of the Great Neck, NY offices is expected to reduce operating expenses by approximately $1,200,000 over the 31 month period of January 1, 2006 to July 31, 2008, the original termination date of the lease. In addition, in the fourth quarter of Fiscal 2006 we incurred severance and other employee termination costs of $300,000 as we attempt to further align our staffing costs to match expected revenues.

                  The following information should be read together with the consolidated financial statements and notes thereto included elsewhere herein.

Restatements

                  The consolidated financial statements as of and for the fiscal years ended March 31, 2005, 2004 and 2003 were restated as the result of our review of the carrying value of goodwill associated with each of our reporting units. In reviewing the carrying value of our goodwill at December 31, 2005 for the purpose of determining if there was any impairment in goodwill, we concluded that in prior periods a portion of the intercompany amounts due from one of our operating units, Optimum, previously considered as working capital should have been included as part of Optimum's carrying value for impairment valuation purposes. Accordingly, we believe that the carrying value at March 31, 2005, 2004 and 2003 of Optimum was greater than its fair value. The restatement increased our net loss as originally reported for the fiscal year ended March 31, 2004 by $2,520,000 to ($5,265,000) or $(.92) per diluted share from
($2,745,000) or $(.48) per diluted share and reduced our net income as originally reported for the fiscal year ended March 31, 2003 by $4,598,000 to a net loss of ($2,825,000) or ($.56) per diluted share from net income of $1,773,000 or $.32 per diluted share.

                  The consolidated financial statements as of and for the fiscal year ended March 31, 2005 were further restated as the result of the our identification of the erroneous recording of $350,000 of revenues in our third quarter ended December 31, 2004 with respect to a customer contract under which we had been paid but not yet rendered the services that would entitle us to recognize such revenues. The restatement reduced our net income as originally reported for the fiscal year ended March 31, 2005 by $209,000 to $1,152,000 ($.18 per diluted share) from $1,361,000 ($.21 per diluted share).

                  After reviewing the circumstances leading up to the restatements, management believes that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, we implemented procedures intended to strengthen our internal control processes and prevent a recurrence of future errors of this nature.

Adoption of Accounting Standards

Revenue Arrangements with Multiple Deliverables
-----------------------------------------------

                  We adopted EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), in the fourth quarter of Fiscal 2004. EITF 00-21, which became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. Prior to the adoption of EITF 00-21, we recognized revenue on our broadcast media and special event contracts on the percentage-of-completion method over the life of the contract as identifiable phases of services, such as concept creation and development, media purchase, production, media airing and event execution occurred. Under that method, we generally recognized a portion of revenues attributable to those contracts upon signing by our clients. Pursuant to EITF 00-21, with regard to contracts with multiple deliverables, we now recognize income for each deliverable identified within a contract. In contracts with multiple deliverables where separate deliverables can not be identified under applicable accounting guidelines, all of the contract's revenue is recognized as the media is aired and the events take place, without regard to the timing of the contracts' signing or when cash is received under these contracts. The adoption of EITF 00-21 (effective April 1, 2003) resulted in a non-cash charge in Fiscal 2004 reported as a cumulative effect of a change in accounting principle of $2,183,000. For Fiscal 2004, the adoption of EITF 00-21 resulted in an increase in sales of $2,479,000 and an increase in outside production costs and expenses of $1,639,000. After giving effect to the implementation of EITF 00-21 and before the cumulative effect of the change in method of accounting for revenue recognition, we had a net loss of $(3,083,000) or $(.54) per common share for Fiscal 2004.

                  In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51," with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. The provisions regarding implementation dates were revised by FIN 46 (revised) ("FIN 46R"). The consolidation requirements of FIN 46R apply to variable interest entities in the first year or interim period ending after March 15, 2004. Effective in the fourth quarter of Fiscal 2004, we adopted FIN 46R as it related to the activities of MarketVision. Accordingly, the operations and financial statements of MarketVision for the fiscal years ended March 31, 2006, 2005 and 2004 are included in our consolidated financial statements, whereas for prior fiscal years, under the equity method of accounting, we reported our investment in MarketVision as adjusted for our share of net income or loss in our financial statements. The effect of our adoption of FIN 46R did not impact our Fiscal 2004 net loss. We disposed of our interest in MarketVision in May 2006.

Lease Accounting Correction
---------------------------

                  Until the fourth quarter of Fiscal 2005, we recognized certain lease obligations as they became due and payable. In light of announcements made by a number of public companies regarding lease accounting and SEC clarification on the subject, we corrected our lease accounting. As a result with regard to one of its office leases, we corrected our computation of rent expense, depreciation of leasehold improvements and the classification of landlord allowances related to leasehold improvements. The correction does not affect our historical or future cash flows or the timing of payments under the related lease. The effect on our prior years' earnings (loss) per share, cash flow from operations and stockholders' equity were deemed to be immaterial requiring no restatement.

                  We historically have received reimbursements from certain clients for expenses, including, but not limited to, rent. Such reimbursements are made based on current rental payments payable independent of any straight-lining accounting methodology. Accordingly, in order to match the effect of the straight line rent adjustment to projected future reimbursements from clients, we recorded a deferred asset for the estimated portion allocable to these clients as of March 31, 2005. At March 31, 2005, the projected future reimbursements from these clients for the effect of the straight line adjustment amounted to approximately $371,000 and is included in other assets. This asset was amortized over the period of the clients' expected reimbursement.

                  We recorded the correction in the fourth quarter of Fiscal 2005, which resulted in a non-cash pre-tax reduction in earnings of approximately $299,000. In addition, in connection with the correction, we recorded an increase in property and equipment - leasehold improvements, of $1,979,000, an increase in other assets of $371,000, an increase in deferred rent of $2,649,000 and a decrease in deferred taxes payable of $119,000.

                  In the fourth quarter of Fiscal 2006, we determined that the amount of projected client reimbursements could not be estimated with the necessary degree of accuracy and should no longer be carried as an asset on our balance sheets. Our determination results in part from a trend in our customer contract away from direct reimbursements and towards fixed negotiated fees for services provided. As a result of our determination, we recorded a non-cash pre-tax reduction in earnings of approximately $218,000 to write off the remaining balance of projected client rent reimbursements. In addition, in connection with the adjustment, we recorded an increase in property and equipment - leasehold improvements of $190,000, a decrease in other assets of $408,000 and a decrease in deferred taxes payable of $85,000.

Significant Customers

                  For the fiscal years ended March 31, 2006, 2005 and 2004, Diageo accounted for approximately 41%, 27% and 13%, respectively, of our revenues (inclusive of program reimbursable costs and expenses). For the fiscal years ended March 31, 2005 and 2004, S&S accounted for approximately 13% and 30%, respectively, of our revenues (inclusive of program reimbursable costs and expenses). These revenues included revenues attributable to reimbursable costs and expenses for Diageo of 26%, 17% and 5%, respectively, for the years ended March 31, 2006, 2005 and 2004, and 9% and 21% for S&S, respectively, for the years ended March 31, 2005 and 2004. At March 31, 2006 and 2005, Diageo accounted for 41% and 9%, respectively, of our accounts receivable. At March 31, 2005, S&S accounted for 1% of our accounts receivable.

                  To the extent our sales are dependent on one client or a limited concentration of clients, and such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise should such client or clients reduce their budgets allocated to our activities.

Critical Accounting Policies

                  Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe the following represent our critical accounting policies:

Estimates and Assumptions

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting period. Estimates are made when accounting for revenue (as discussed below under "Revenue Recognition"), depreciation, amortization, bad debt reserves, income taxes and certain other contingencies. We are subject to risks and uncertainties that may cause actual results to vary from estimates. We review all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary.

Revenue Recognition

                  Our revenues are generated from projects subject to contracts requiring us to provide its services within specified time periods generally ranging up to twelve months. As a result, on any given date, we have projects in process at various stages of completion. Depending on the nature of the contract, revenue is recognized as follows: (i) on time and material service contracts, revenue is recognized as services are rendered and the costs are incurred; (ii) on fixed price retainer contracts, revenue is recognized on a straight-line basis over the term of the contract; (iii) on fixed price multiple services contracts, revenue is recognized over the term of the contract for the fair value of segments of the services rendered which qualify as separate activities or delivered units of service, to the extent multi-service arrangements are deemed inseparable, revenue on these contracts is recognized as the contracts are completed; (iv) on certain fixed price contracts, revenue is recognized on a percentage of completion basis, whereby the percentage of completion is determined by relating the actual cost of labor performed to date to the estimated total cost of labor for each contract; (v) on certain fixed price contracts, revenue is recognized on the basis of proportional performance as certain key milestones are delivered. Costs associated with the fulfillment of projects are accrued and recognized proportionately to the related revenue in order to ensure a matching of revenue and expenses in the proper period. Our business is such that progress towards completing projects may vary considerably from quarter to quarter.

                  If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time to satisfy our obligations under the contracts, then future profit margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Our outside production costs consist primarily of costs to purchase media and program merchandise; costs of production, merchandise warehousing and distribution, third party contract fulfillment costs; and other costs directly related to marketing programs. Any such resulting reductions in margins or contract losses could be material to our results of operations.

                  In many instances, revenue recognition will not result in related billings throughout the duration of a contract due to timing differences between the contracted billing schedule and the time such revenue is recognized. In such instances, when revenue is recognized in an amount in excess of the contracted billing amount, we record such excess on our balance sheet as unbilled contracts in progress. Alternatively, on a scheduled billing date, should the billing amount exceed the amount of revenue recognized, we record such excess on our balance sheet as deferred revenue. In addition, on contracts where costs are incurred prior to the time revenue is recognized on such contracts, we record such costs as deferred contract costs on our consolidated balance sheet. Notwithstanding this, labor costs for permanent employees are expensed as incurred.

Goodwill and Other Intangible Asset

                  Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of our subsidiary companies, Inmark, Optimum, U.S. Concepts, MarketVision and Digital Intelligence, which have been identified as our reporting units. We also have an intangible asset consisting of an Internet domain name and related intellectual property rights. At March 31, 2006 and 2005, our balance sheet reflected goodwill in the amount of approximately $7,601,000 and $8,227,000, respectively, and an intangible asset in the amount of $200,000.

                  Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Goodwill impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of earnings. We assess the potential impairment of goodwill and intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded.

                  As a result of our annual test to determine whether goodwill has been impaired, we concluded that at March 31, 2006, the carrying value of the goodwill associated with one of our reporting units, Optimum, was greater than its fair value. As a result, we recorded a non-cash pre-tax charge of $626,000 for the year ended March 31, 2006 (net after tax in the amount of $382,000) to reflect such impairment and reduce the carrying value of the goodwill associated with Optimum.

                  The consolidated financial statements as of and for the fiscal years ended March 31, 2005, 2004 and 2003 were restated as a result of our review of the carrying value of goodwill associated with each of its reporting units. In reviewing the carrying value of its goodwill at December 31, 2005, for the purpose of determining if there was any impairment in goodwill, we concluded that in prior periods a portion of the intercompany amounts due from one of our reporting units, Optimum, previously considered as working capital should have been considered as part of Optimum's carrying value for impairment valuation purposes. Accordingly, we believe that the carrying value at March 31, 2005, 2004 and 2003 of Optimum was greater than its fair value. As a result, we recorded non-cash pre-tax charges of $4,131,000 and $7,537,000 for the years ended March 31, 2004 and 2003, respectively (net after tax in the amount of $2,520,000 and $4,598,000, respectively), to reflect such impairments and reduce the carrying value of goodwill associated with Optimum. The consolidated financial statements as of and for the fiscal years ended March 31, 2005, 2004 and 2003 were restated as a result of our change in the methodology of valuing its goodwill for impairment.

                  Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Other than as set forth above, during the year ended March 31, 2006, we have not identified any indication of goodwill impairment in our reporting units.

Accounting for Income Taxes

                  Our ability to recover the reported amounts of deferred income tax assets is dependent upon our ability to generate sufficient taxable income during the periods over which net temporary tax differences become deductible. In assessing the realizability of deferred tax assets and liabilities, management considers whether it is more likely than not that some or all of them will not be realized. As of March 31, 2006 and 2005, we determined that a valuation allowance against our deferred tax asset was not necessary. We must generate approximately $12,803,000 of taxable income, exclusive of any reversals of timing differences, to fully utilize our deferred tax assets. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

Results of Operations

                  The following table presents the reported operating results for the fiscal years ended March 31, 2006, 2005 and 2004:

                                                                   Year Ended March 31,
                                                      --------------------------------------------
                                                          2006            2005            2004
                                                      ------------    ------------    ------------
Operations Data:
Sales                                                 $ 98,038,354    $ 83,950,561    $ 69,280,484
Reimbursable costs and expenses                         38,338,254      29,999,150      20,002,471
Outside production costs and expenses                   24,706,743      21,218,373      19,366,050
Salaries, payroll taxes and benefits                    24,183,806      20,593,053      19,989,835
General and administrative expenses                     11,327,701       9,167,161      10,171,960
Impairment charge                                          625,609              --       4,131,224
Total operating expenses                                99,182,113      80,977,737      73,661,540
Operating (loss) income                                 (1,143,759)      2,972,824      (4,381,056)
Interest expense, net                                     (218,762)       (226,483)       (240,288)
(Loss) income before (benefit) provision for income
   taxes, minority interest in net income of
   consolidated subsidiary and cumulative effect of
   change in accounting principle                       (1,362,521)      2,746,341      (4,621,344)
(Benefit) provision for income taxes                      (409,150)      1,100,555      (1,644,186)
Minority interest in net income of consolidated
   subsidiary                                              (77,856)       (494,165)       (105,359)
Net (loss) income before cumulative effect of
   change in accounting principle for revenue
   recognition, net of taxes                            (1,031,227)      1,151,621      (3,082,517)
Cumulative effect of change in accounting principle
   for revenue recognition, net of income taxes                 --              --      (2,182,814)
Net (loss) income                                       (1,031,227)      1,151,621      (5,265,331)

Per Share Data
Basic (loss) income per share applicable to common
   shareholders                                       $       (.16)   $        .19    $       (.92)
Diluted (loss) income per share applicable to
   common shareholders                                $       (.16)   $        .18    $       (.92)

Weighted Average Shares Outstanding
Basic                                                    6,452,847       6,004,948       5,700,144
Diluted                                                  6,452,847       6,391,435       5,700,144

                  The following table presents operating data expressed as a percentage of sales for each of the fiscal years ended March 31, 2006, 2005 and 2004, respectively:

                                                                Year Ended March 31,
                                                      ----------------------------------------
                                                         2006           2005           2004
                                                      ----------     ----------     ----------
Statement of Operations Data:
Sales                                                      100.0%         100.0%         100.0%
Reimbursable costs and expenses                             39.1%          35.7%          28.9%
Outside production costs and expenses                       25.2%          25.3%          28.0%
Salaries, payroll taxes and benefits                        24.7%          24.5%          28.9%
General and administrative expenses                         11.6%          10.9%          14.7%
Impairment charge                                            0.6%            --            6.0%
Total operating expenses                                   101.2%          96.5%         106.3%
Operating (loss) income                                     (1.2%)          3.5%          (6.3%)
Interest expense, net                                       (0.2%)         (0.3%)         (0.3%)
(Loss) income before (benefit) provision for income
   taxes and minority interest in net income of
   consolidated subsidiary                                  (1.4%)          3.3%          (6.7%)
(Benefit) provision for income taxes                        (0.4%)          1.3%          (2.4%)
Minority interest in net income of consolidated
   subsidiary                                               (0.1%)         (0.6%)         (0.2%)
Net (loss) income before cumulative effect of
   change in accounting principle for revenue
   recognition, net of taxes                                (1.1%)          1.4%          (4.4%)
Cumulative effect of change in accounting principle
   for revenue recognition, net of income taxes               --             --           (3.2%)
Net (loss) income                                           (1.1%)          1.4%          (7.6%)

Fiscal Year 2006 Compared to Fiscal Year 2005

                  Sales. Sales for Fiscal 2006 were $98,038,000, compared to sales of $83,951,000 for Fiscal 2005, an increase of $14,087,000, or 17%. The following table presents a comparative summary of the components of sales for Fiscal 2006 and 2005:

                                                              Year Ended March 31,
                                           ---------------------------------------------------------
           Sales                               2006            %             2005            %
           -----                           ------------   ------------   ------------   ------------
Core business                              $ 54,261,070           55.4   $ 49,099,988           58.5
MarketVision                                  5,439,030            5.5      4,851,423            5.8
Reimbursable program costs and
  expenses (1)                               38,338,254           39.1     29,999,150           35.7
                                           ------------   ------------   ------------   ------------
  Total sales                              $ 98,038,354          100.0   $ 83,950,561          100.0
                                           ============   ============   ============   ============

(1) Includes reimbursable costs both from the core business and MarketVision

                  Core revenues were positively affected by the continued growth of sales to our existing clients. The net increase in our core business sales for Fiscal 2006 reflects higher sales from experiential programs and sales promotion marketing programs. In addition, while revenues from interactive marketing programs increased, the increase was largely due to revenues associated with outside production costs that we pass on to our customers at low mark-ups. The increases in revenues from experiential programs, sales promotion marketing programs and interactive marketing programs were partially offset by decreased revenues from our media promotional programs. Lower media program revenues reflect a continuing industry trend of clients purchasing media from large advertising agencies.

                  While MarketVision's revenues, excluding reimbursable program cost and expenses, increased by approximately $600,000 in Fiscal 2006, this was substantially lower than what we had expected. In addition, the increase was substantially offset by higher outside production costs. In May 2006 we sold our interest in MarketVision for $1,100,000 in cash.

                  In the delivery of certain services to our clients, we purchase a variety of items and services on their behalf for which we are reimbursed. The amount of reimbursable costs and expenses, which are included in revenues, will vary from period to period, based on the type and scope of the promotional service being provided. The increase in Fiscal 2006 is primarily due to increased programs executed for both experiential and sales promotion clients.

                  Operating Expenses. Operating expenses for Fiscal 2006 increased by $18,204,000, or 22%, and amounted to $99,182,000, compared to $80,978,000 for Fiscal 2005. The increase in operating expenses resulted from the aggregate of the following:

                  Reimbursable Program Costs and Expenses. In the delivery of certain services to our clients, we purchase a variety of items and services on their behalf for which we are reimbursed. The amount of reimbursable program costs and expenses will vary from period to period, based on the type and scope of the promotional service being provided. Reimbursable program costs and expenses for Fiscal 2006 and 2005 were $38,338,000 and $29,999,000, respectively. The increase in reimbursable program costs and expenses of approximately $8,339,000, or 28%, in Fiscal 2006 was primarily due to experiential and sales promotion programs. The increase in reimbursable program costs and expenses included an increase of approximately $800,000 relating to MarketVision programs. Such core programs, as well as those executed by MarketVision, often include reimbursed costs and expense components.

                  Outside Production Costs and Expenses. Outside production costs and expenses consist of the cost of purchased materials, media, services and other expenditures incurred in connection with and directly related to sales. Outside production costs for Fiscal 2006 were $24,707,000 compared to $21,218,000 for Fiscal 2005, an increase of $3,489,000, or 16%. Outside production costs and expenses increased in Fiscal 2006 primarily as a result of increased revenues we earned for experiential, interactive and sales promotion programs. The weighted mix of outside production costs and the mark-up related to these cost components may vary significantly from project to project based on the type and scope of the service being provided. For the year ended March 31,

2006, outside production costs and expenses as a percentage of sales (exclusive of reimbursements of costs and expenses), increased to 41% from 39% in Fiscal 2005. The increase is due to lower margins earned on media promotional programs, MarketVision programs and experiential sales offset by higher margins earned on sales promotion programs. Experiential program client mix in the current year shifted to programs that contained a higher average sale price, but included a higher percentage of outside production costs, thereby yielding a lower margin. In the prior year, media programs contained a higher percentage of fee only programs that did not contain an outside production cost element. Lastly, unlike the prior year, interactive programs in the current year included many projects that contained an outside production cost element. In such programs, the margins earned on such production costs are relatively low.

                  Salaries, Payroll Taxes and Benefits. Salaries, payroll taxes and benefits, exclusive of program reimbursable costs, consist of the salaries, payroll taxes and benefit costs related to all direct labor, indirect labor and overhead personnel. For Fiscal 2006, salaries, payroll taxes and benefits were $24,184,000, compared to $20,593,000 for Fiscal 2005, an increase of $3,591,000, or 17%. Salaries, payroll taxes and benefits as a percentage of sales (exclusive of reimbursable costs and expenses) amounted to 41% for the year ended March 31, 2006, compared to 38% for the year ended March 31, 2005. The increase was primarily attributable to increased staffing to support an anticipated Fiscal 2006 increase in the level of operations to service our core business activities and projected increased MarketVision sales, which did not fully materialize, as well as the launch of our Urban Concept platform, and severance and other employee termination costs of $300,000.

                  General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees and other overhead expenses which for Fiscal 2006 were $11,328,000, compared to $9,167,000 for Fiscal 2005, an increase of $2,161,000, or 24%. The increase in these expenses was primarily the result of $542,000 of costs associated with the termination of our Great Neck, New York office lease, $218,000 of costs associated with the write off in the fourth quarter of Fiscal 2006 of projected future client rent reimbursements, increased marketing and creative expenses, professional fees, as well as other general and administrative expenses. In addition, as a result of MarketVision's office relocation in the prior year, occupancy costs for MarketVision increased $160,000 in Fiscal 2006. Lastly, during Fiscal 2006, due to the uncertainty regarding the collectability of certain receivables, we recorded an additional bad debt reserve of approximately $272,000. This includes a bad debt allowance of $137,000 for one customer that was reserved for in the fourth quarter of Fiscal 2006. Our bad debt expense (credit) amounted to $291,000 and ($66,000) for Fiscal 2006 and 2005, respectively.

                  As a result of the termination of the Great Neck, NY lease, we expect to reduce operating expenses by approximately $1,200,000 over the 31 month period of January 1, 2006 to July 31, 2008, the original termination date of this lease.

                  Included in general and administrative expenses in the fourth quarter of Fiscal 2005 is a non-cash charge of $299,000 representing the cumulative rent adjustment applicable to a correction of our accounting for the rent expense of our New York City offices in prior periods. Previously, we recognized lease payment obligations as rent expense in amounts to be paid as such obligations became due and payable, in lieu of amortizing such obligations on a straight-line basis over the term of the lease.

                  General and administrative expenses as a percentage of sales (exclusive of reimbursable program costs) amounted to 19% and 17% for Fiscal 2006 and 2005, respectively. Exclusive of the effects of Great Neck, Long Island office lease termination costs in Fiscal 2006 such percentage amounted to 18% for Fiscal 2006.

                  Impairment Charge. As a result of our annual test to determine whether goodwill has been impaired, we concluded that at March 31, 2006, the carrying value of the goodwill associated with one of our reporting units, Optimum, was greater than its fair value. As a result, we recorded a non-cash pre-tax charge of $626,000 (net after tax in the amount of $382,000) in the fourth quarter of Fiscal 2006 to reflect such impairment and reduce the carrying value of the goodwill associated with Optimum to zero.

                  Operating (Loss) Income. As a result of the above changes, our operating loss for Fiscal 2006 amounted to $1,144,000, as compared to operating income of $2,973,000 for Fiscal 2005. Operating loss for the year ended March 31, 2006 included $267,000 of operating income attributable to MarketVision, compared to $1,385,000 of operating income attributable to MarketVision for the year ended March 31, 2005.

                  Interest Expense, Net. Net interest expense, consisting of interest expense of $282,000 offset by interest income of $63,000, for Fiscal 2006, amounted to $219,000, a decrease of $7,000, compared to net interest expense of $226,000, consisting of interest expense of $276,000 offset by interest income of $50,000, for Fiscal 2005. Interest expense consists primarily of interest on our outstanding bank debt. Interest income consists primarily of interest on our note receivable from an officer. Interest charges on the bank debt and interest income on the note receivable are computed based on the prime interest rate in effect. While our average bank debt has decreased as compared to the prior year, rising interest rates have substantially offset the effect of this decrease on our interest expense.

                  (Loss) Income Before (Benefit) Provision for Income Taxes and Minority Interest in Net Income of Consolidated Subsidiary. As a result of the items discussed above, our (loss) income before (benefit) provision for income taxes and minority interest in net income of consolidated subsidiary for Fiscal 2006 was ($1,363,000), compared to income of $2,746,000 for Fiscal 2005.

                  (Benefit) Provision For Income Taxes. The (benefit) provision for federal, state and local income taxes for Fiscal 2006 and Fiscal 2005 were based upon our estimated effective tax rate for the respective fiscal years.

                  Minority Interest in Net Income of Consolidated Subsidiary. For Fiscal 2006, we reflected a non-cash charge of $78,000, representing a third party's 51% ownership interest in the net income of MarketVision, compared to a non-cash charge of $494,000 for such third party's interest in the net income of MarketVision for Fiscal 2005. The change between Fiscal 2006 and 2005, reflects the reduced profitability of MarketVision during Fiscal 2006.

                  Net (Loss) Income. As a result of the items discussed above, net (loss) income for Fiscal 2006 and 2005 was ($1,031,000) and $1,152,000,
respectively. Fully diluted (loss) earnings per share amounted to ($.16) for Fiscal 2006, compared to $.18 for Fiscal 2005.

Fiscal Year 2005 Compared to Fiscal Year 2004

                  Sales. Sales for Fiscal 2005 were $83,951,000, compared to sales of $69,280,000 for Fiscal 2004, an increase of $14,671,000. The following table presents a comparative summary of the components of sales for Fiscal 2005 and 2004:

                                                     Year Ended March 31,
                                 ---------------------------------------------------------
           Sales                     2005            %             2004            %
           -----                 ------------   ------------   ------------   ------------
Core business                    $ 49,099,988           58.5   $ 46,883,538           67.7
MarketVision                        4,851,423            5.8      2,394,475            3.4
Reimbursable program costs and
   expenses                        29,999,150           35.7     20,002,471           28.9
                                 ------------   ------------   ------------   ------------
  Total sales                    $ 83,950,561          100.0   $ 69,280,484          100.0
                                 ============   ============   ============   ============

                  The net increase in our core business sales for Fiscal 2005 reflects (i) an increase in cross-sold services provided on behalf of MarketVision, and (ii) increased event and interactive marketing services revenues.

                  The increase in sales attributable to MarketVision was due to an increase in client demand for our Hispanic marketing services.

                  In the delivery of certain services to our clients, we purchase a variety of items and services on their behalf for which we are reimbursed. The amount of reimbursable program costs and expenses, which are included in revenues, will vary from period to period, based on the type and scope of the promotional service being provided.

                  Operating Expenses. Operating expenses for Fiscal 2005 increased by $7,316,000 and amounted to $80,978,000, compared to $73,662,000 for Fiscal 2004. The increase in operating expenses resulted from the aggregate of the following:

                  Reimbursable Program Costs and Expenses. In the delivery of certain services to our clients, we purchase a variety of items and services on their behalf for which we are reimbursed. The amount of reimbursable program costs and expenses will vary from period to period, based on the type and scope of the promotional service being provided. Reimbursable program costs and expenses for Fiscal 2005 and Fiscal 2004 were $29,999,000 and $20,002,000, respectively. The increase in reimbursable program costs and expenses of approximately $9,997,000 in Fiscal 2005 was primarily due to increases from MarketVision customers as well as one U. S. Concepts customer. This was partially offset by lower reimbursable program costs and expenses from S&S in Fiscal 2005.

                  Outside Production Costs and Expenses. Outside production costs and expenses consist of the cost of purchased materials, media, services and other expenditures incurred in connection with and directly related to sales. Outside production costs for Fiscal 2005 were $21,218,000 compared to $19,366,000 for Fiscal 2004, an increase of $1,852,000. The weighted mix of outside production costs and the mark-up related to these components may vary significantly from project to project based on the type and scope of the service being provided. Accordingly, for the fiscal years ended March 31, 2005 and 2004, outside production costs as a percentage of sales are reflective of the aggregate mix of client projects during such periods. Outside production costs as a percentage of sales (exclusive of reimbursements of costs and expenses) for the fiscal years ended March 31, 2005 and 2004 amounted to 39%.

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

                  General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees and other overhead expenses which for Fiscal 2005 were $9,167,000, compared to $10,172,000 for Fiscal 2004, a decrease of $1,005,000. The decrease in these expenses was primarily the result of our continuing effort to more effectively manage and control costs, offset by the inclusion of increased expenses of $255,000 at MarketVision. The increased costs at MarketVision were primarily related to travel and entertainment, rent and other general and administrative expenses incurred in connection with MarketVision's growth in Fiscal 2005. General and administrative expense for Fiscal 2005 includes a net credit of $66,000 for bad debt expense. This was primarily the result of reversals of bad debt allowances that were previously established for certain doubtful accounts which were collected during the first quarter.

                  In the fourth quarter of Fiscal 2005, we corrected our lease accounting practices to account for rent expense on a straight line basis, the depreciation of leasehold improvements and the classification of landlord allowances related to leasehold improvements. As a result of the correction of this error and included in general and administrative expenses, we recorded a non-cash charge of $299,000 in the fourth quarter representing the cumulative rent adjustment applicable to a correction of our accounting for the rent expense of its New York City offices in prior periods. Previously, we recognized lease payment obligations as rent expense in amounts to be paid as such obligations became due and payable, in lieu of amortizing such obligations on a straight-line basis over the term of the lease.

                  Impairment Charge. In reviewing the carrying value of its goodwill at December 31, 2005, for the purpose of determining if there was any impairment in goodwill, we concluded that in prior periods a portion of the intercompany amounts due from one of our reporting units, Optimum, previously considered as working capital should have been considered as part of Optimum's carrying value for impairment valuation purposes. Accordingly, we believe that the carrying value at March 31, 2005, 2004 and 2003 of Optimum was greater than its fair value. As a result, we recorded non-cash pre-tax charges of $4,131,000 and $7,537,000 for the years ended March 31, 2004 and 2003, respectively (net after tax in the amount of $2,520,000 and $4,598,000, respectively), to reflect such impairments and reduce the carrying value of goodwill associated with Optimum to $626,000. The consolidated financial statements as of and for the fiscal years ended March 31, 2005, 2004 and 2003 were restated as a result of the change in our methodology of valuing goodwill for impairment.

                  Operating Income (Loss). As a result of the above changes, operating income for Fiscal 2005 increased to $2,973,000, from an operating loss of $4,381,000 for the year ended March 31, 2004. The operating income (loss) for the years ended March 31, 2005 and 2004 included operating income $1,385,000 and $275,000 attributable to MarketVision, respectively.

                  Interest Expense, Net. Net interest expense, consisting of interest expense of $276,000 offset by interest income of $50,000, for Fiscal 2005, amounted to $226,000, a decrease of $14,000, compared to net interest expense of $240,000, consisting of interest expense of $314,000 offset by interest income of $74,000, for Fiscal 2004. The decrease in interest expense for Fiscal 2005 was primarily related to the decrease in outstanding bank borrowings, offset by an increase in interest rates.

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

                  Provision (Benefit) For Income Taxes. The provision (benefit) for federal, state and local income taxes for Fiscal 2005 and Fiscal 2004 were based upon our estimated effective tax rate for the respective fiscal years.

                  Minority Interest in Net Income of Consolidated Subsidiary. For Fiscal 2005, we reflected a non-cash charge of $494,000, representing a third party's 51% ownership interest in the net income of MarketVision, compared to a non-cash charge of $105,000 for such third party's interest in the net income of MarketVision for Fiscal 2004.

                  Cumulative Effect of Change in Accounting Principle for Revenue Recognition. For Fiscal 2004, we incurred a non-cash charge of $2,183,000 representing the cumulative effect of a change in accounting principle related to its adoption of EITF 00-21 on a cumulative basis as of April 1, 2003.

                  Net Income (Loss). As a result of the items discussed above, net income (loss) for Fiscal 2005 and Fiscal 2004 was $1,152,000 and $(5,265,000), respectively.

Liquidity and Capital Resources

         On March 24, 2005, we entered into an Amended and Restated Credit Agreement with Signature Bank, under which amounts available for borrowing under its revolving credit line were increased by $2.4 million to $3.0 million, and the term loan portion of the credit facility was increased by $1.1 million to $4.0 million. On March 25, 2005, Signature Bank advanced us the increased portion of the term loan, a portion of which was used to repay the remaining $425,000 in principal outstanding under its 9% subordinated note issued in connection with its acquisition of Optimum. Borrowings under the Credit Agreement are evidenced by promissory notes and are secured by all of our assets. We pay Signature a quarterly fee equal to .25% per annum on the unused portion of the revolving credit line. Pursuant to the Amended and Restated Credit Agreement:

     o Principal payments on the term loan are made in equal monthly installments of $83,333, with the final payment due in March 2009. Prior to the amendment, principal payments to Signature on the term loan portion of the facility were $162,500 per month.
     o The maturity date of loans made under the revolving credit line was extended from July 22, 2006 to March 24, 2008.
     o Interest on the revolving loans was reduced to Signature's prime rate (7.75% at March 31, 2006) from its prime rate plus .50%, and interest on the term loan was reduced to Signature's prime rate plus .50% from its prime rate plus 1.0%.

                  The Credit Agreement provides for a number of affirmative and negative covenants, restrictions, limitations and other conditions including, among others, (i) limitations regarding the payment of cash dividends, (ii) restriction on the use of proceeds, (iii) prohibition on incurring a consolidated net loss, as defined in the Credit Agreement, in two consecutive fiscal quarters or any fiscal year, (iv) compliance with a defined senior debt leverage ratio and debt service ratio covenants, (vi) limitation on annual capital expenditures, and (vii) maintenance of 15% of beneficially owned shares of our Common Stock by certain members of our management. At March 31, 2006, we were not in compliance with certain financial covenants of our Credit Agreement, namely the debt service coverage ratio, the consolidated senior funded debt to consolidated EBITDA ratio and the prohibition of incurring a consolidated net loss in two consecutive fiscal quarters or any fiscal year. On July 12, 2006, the bank waived the defaults arising as a result of such noncompliance and charged us a $10,000 waiver fee. On the same date, and in connection with this waiver, the Credit Agreement was amended by reducing the revolving credit line to $2.0 million from $3.0 million.

                  As a condition to providing its consent to the sale of our interest in MarketVision in May 2006, our secured lender required us to deposit the proceeds of such sale, in the amount of approximately $1.1 million, in a cash collateral account as security for our obligations under the Credit Agreement. As part of the July 12, 2006 amendment to the Credit Agreement, our lender released the cash collateral to us.

                  At March 31, 2006, we had cash and cash equivalents of $5,892,000, a working capital deficit of $2,919,000, outstanding bank loans of $3,000,000 and an outstanding bank letter of credit of $475,000, $3,000,000 available for borrowing under the revolving credit line, and stockholders' equity of $9,578,000. In comparison, At March 31, 2005, we had cash and cash equivalents of $2,394,000, a working capital deficit of $1,276,000, outstanding bank loans of $4,584,500 and an outstanding bank letter of credit of $500,000, $2,415,500 available for borrowing under the revolving credit line, and stockholders' equity of $10,008,000.

                  Summarized financial information of MarketVision for Fiscal 2006 and Fiscal 2005, which is reflected in the foregoing analysis, is as follows:

                                                                  March 31,            March 31,
                                                                    2006                 2005
                                                               --------------       --------------
             Cash                                              $    1,962,000       $      223,000
             Current assets                                         3,891,000            5,698,000
             Current liabilities                                    2,715,000            4,563,000
             Working capital                                        1,176,000            1,135,000
             Net cash provided by operating activities              1,910,000              176,000
             Net income                                               153,000              969,000

                  Operating Activities. Net cash provided by operating activities was $5,093,000 for Fiscal 2006. The net cash provided by operating activities was primarily attributable to increases in the deferred revenue balance as well as other current liabilities. Such increases were partially offset by higher accounts receivable and deferred contract costs balances at March 31, 2006.

                  Investing Activities. For Fiscal 2006, net cash used in investing activities amounted to $411,000 as a result of the purchase of fixed assets. Of this amount, $171,000 related to MarketVision and was primarily the result of costs incurred with MarketVision's new office. Additionally, approximately $50,000 of capital expenditures was incurred in Fiscal 2006 as a result of the relocation of our corporate offices to New York City. We do not expect to make material investments in fixed assets in Fiscal 2007.

                  Financing Activities. For Fiscal 2006, net cash used in financing activities amounted to $1,185,000 resulting primarily from a net use of $1,585,000 to reduce bank borrowings, offset by $429,000 from proceeds for the exercise of options and warrants.

                  For Fiscal 2006, we funded our activities from cash provided by operating activities, loan borrowings under the Credit Agreement and cash provided from the exercise of stock options and warrants. Management believes that cash generated from operations together with available cash generated from the sale of our interest in MarketVision and amounts currently available for borrowing under our revolving credit line will be sufficient to meet cash requirements for Fiscal 2007, although there can be no assurance in this regard. To the extent that we are required to seek additional external financing, there can be no assurance that we will be able to obtain such additional funding to satisfy its cash requirements for Fiscal 2007 or as subsequently required to repay loans under the Credit Agreement.

Off-Balance Sheet Transactions

                  We are not a party to any "off-balance sheet transactions" as defined in Item 301 of Regulation S-K.

Contractual Obligations

                  The table below sets forth as of March 31, 2006, future minimum payments we are required to make in respect of debt obligations and operating leases.

                                               Payments Due Fiscal Year Ending March 31,
                 ------------------------------------------------------------------------------------------------------

                    Total           2007           2008           2009           2010           2011        Thereafter
                 ------------   ------------   ------------   ------------   ------------   ------------   ------------
Contractual
Obligations
-----------
Bank Term
  Loan           $  3,000,000   $  1,000,000   $  1,000,000   $  1,000,000   $         --   $         --   $         --
Bank Revolving
  Credit Loan              --             --             --             --             --             --             --
Operating
  Leases           11,123,000      1,215,000      1,278,000      1,247,000      1,198,000      1,179,000      5,006,000
                 ------------   ------------   ------------   ------------   ------------   ------------   ------------
Total            $ 14,123,000   $  2,215,000   $  2,278,000   $  2,247,000   $  1,198,000   $  1,179,000   $  5,006,000
                 ============   ============   ============   ============   ============   ============   ============

Note: In connection with our New York City lease, we have provided the landlord of such facilities with a security deposit in the form of a letter of credit in the amount of $475,000. The letter of credit, which was issued by Signature Bank under the Credit Agreement, is reduced annually by $25,000.

Impact of Recently Issued Accounting Standards

                  In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). This statement replaces APB Opinion No. 20 and FASB No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, the statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, the statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the statement is issued. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

                  In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share-based payment award transactions measured at fair value. This statement is effective for fiscal years beginning after June 15, 2005. We anticipate that the adoption of SFAS No. 123R will impact our reported financial results in a manner similar to the effects shown in the pro forma disclosure included in Note 1 of the accompanying audited financial statements under the caption "Accounting for Stock Based Compensation."

Certain Transactions

Resignation of President and Chief Executive Officer

                  On June 14, 2006, the Board of Directors of accepted the resignation of John Benfield, our Chief Executive Officer, and appointed Marc C. Particelli, a member of our Board of Directors, to serve as Chief Executive Officer and Chairman of the Board on an interim basis. Both Mr. Benfield's resignation and Mr. Particelli's appointment will be effective as of July 1, 2006, or if later, the date on which we file with the Securities and Exchange Commission our Annual Report on Form 10-K for the year ended March 31, 2006.

                  In connection with his appointment as interim Chief Executive Officer, the Board and Mr. Particelli entered into an Employment Agreement pursuant to which Mr. Particelli will be paid an annual salary of $250,000 for devoting approximately 50% of his working time to the Company. In addition, for his agreement to serve as interim Chief Executive Officer, the Board approved the grant to Mr. Particelli of a five-year stock option to purchase 80,000 shares of our Common Stock at a price of $1.57 per share (the market price of the common stock on the date the grant was authorized).

                  In addition, in connection with his resignation, we entered into an agreement with Mr. Benfield pursuant to which Mr. Benfield will, for the one-year period beginning July 1, 2006, continue to be compensated at his current rate of $300,000 per annum and receive the same benefits currently provided to him by us. In consideration of the foregoing, Mr. Benfield will remain employed by us on a full-time basis to assist in the transition for a period of three-months. We expect to record a pre-tax charge of approximately $265,000 in our second fiscal quarter ending September 30, 2006 in connection with our obligations under the Agreement with Mr. Benfield.

MarketVision

                  On February 27, 2001, we acquired 49% of the shares of capital stock of MarketVision, a minority owned, predominately Hispanic, ethnically oriented promotion agency headquartered in San Antonio, Texas. The MarketVision acquisition had been accounted for as an equity investment on our consolidated balance sheet through our fiscal year ended March 31, 2003. Pursuant to the equity method of accounting, the balance sheet carrying value of the investment was periodically adjusted to reflect our 49% interest in the operations of MarketVision. Effective in the fourth quarter of our fiscal year ended March 31, 2004, we included in our consolidated financial statements the operations of MarketVision pursuant to FIN 46R.

                  In connection with the acquisition, we extended a working capital credit line to MarketVision in the amount of $200,000. At March 31, 2006 and 2005, there were no borrowings by MarketVision outstanding under this line of credit. In addition, from time to time we provided promotional and related services for customers of MarketVision on MarketVision's behalf. In these situations, the customers' contracts were with MarketVision, and we recorded amounts owed to us for these services and related expenses on our balance sheet as due from affiliate. All intercompany transactions with MarketVision are eliminated upon consolidation. Furthermore, pursuant to an Administration and Marketing Services Agreement (the "Services Agreement"), we provided MarketVision with specific administrative, accounting, collection, financial, marketing and project support services for a monthly fee in the amount of $60,000. In accordance with the Services Agreement, we dedicated and allocated certain of our resources and the specific time of certain of our personnel to MarketVision. The Services Agreement was terminated effective April 1, 2006.

                  On May 22, 2006, we sold our 49% interest in MarketVision back to MarketVision for $1,100,000 in cash and terminated the working capital credit line previously provided to MarketVision.

Officer Loan

                  We made loans to Paul A. Amershadian, a director and our Executive Vice President-Marketing and Sales, aggregating $550,000, which are evidenced by an Amended and Restated Promissory Note dated May 24, 2001. The Amended and Restated Promissory Note is secured by (i) a first lien and security interest in 163,196 shares of our Common Stock owned by Mr. Amershadian (after giving effect to the surrender of 153,052 shares described below), (ii) a second mortgage on Mr. Amershadian's home and (iii) collateral assignments of $550,000 of life insurance policies. The Amended and Restated Promissory Note provides for payment of interest at a floating rate equal to the highest rate at which we pay interest on our bank borrowings, monthly payment of one-half of the interest that accrued over the preceding month, payment of accrued interest and principal from one-half of the after-tax amount, if any, of bonuses paid to Mr. Amershadian by us, and payment of the remaining balance of principal and accrued interest on May 24, 2006. Mr. Amershadian did not make any of the required monthly interest payments under the Amended and Restated Promissory Note. On April 26, 2006, Mr. Amershadian surrendered to us for cancellation 153,052 shares of Common Stock as payment in full of interest in the amount of $283,147 accrued through May 24, 2006.

                  At March 31, 2006, the Amended and Restated Promissory Note is recorded on our consolidated balance sheet as a note receivable from officer in the amount of $826,000, which includes accrued interest at March 31, 2006 in the amount of $276,000, of which approximately $78,500 was past due and owing at such date. Since we believe that the expected repayment date on the Amended and Restated Promissory Note will extend beyond one year, we classified the full balance of the note receivable as long-term at March 31, 2006.

Optimum Lease

                  In connection with our acquisition of Optimum, we entered into a lease agreement with Thomas Lachenman, a director of ours and former owner of Optimum, for the lease of the Cincinnati principal office of Optimum. The lease provides for an annual rental, which approximated $167,000 in Fiscal Year 2006, to be adjusted annually based upon changes in the local consumer price index. The lease expires in December 2010.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

                  Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds with portfolios of investment grade corporate and U.S. government securities and, secondarily, from its long-term debt arrangements. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. See note 6 to "Notes to Consolidated Financial Statements-Debt."

Item 8.  Consolidated Financial Statements

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
Consolidated Financial Statements of CoActive Marketing Group, Inc.

     Report of Independent Registered Public Accounting Firm..................29
     Consolidated Balance Sheets as of March 31, 2006 and 2005................30
     Consolidated Statements of Operations for the years ended
         March 31, 2006, 2005 and 2004........................................31
     Consolidated Statements of Stockholders' Equity for the years ended
         March 31, 2006, 2005 and 2004........................................32
     Consolidated Statements of Cash Flows for the years ended
         March 31, 2006, 2005 and 2004........................................33
     Notes to Consolidated Financial Statements...............................34

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
CoActive Marketing Group, Inc.


We have audited the accompanying consolidated balance sheets of CoActive Marketing Group, Inc. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoActive Marketing Group, Inc. and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States.



                                             BDO SEIDMAN, LLP

Melville, New York
June 30, 2006
except for Note 6, as to
which is dated July 12, 2006

                         COACTIVE MARKETING GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2006 AND 2005

                                                                            2006            2005
                                                                        ------------    ------------
                                Assets
Current assets:
    Cash and cash equivalents                                           $  5,891,544    $  2,394,248
    Accounts receivable, net of allowance for doubtful accounts of
      $325,000 in 2006 and $69,000 in 2005                                11,629,916       9,321,653
    Unbilled contracts in progress                                         3,330,728       3,739,233
    Deferred contract costs                                                2,452,141         656,577
    Prepaid expenses and other current assets                                689,176         533,421
    Prepaid taxes and other receivables                                      152,683         123,902
                                                                        ------------    ------------
      Total current assets                                                24,146,188      16,769,034

Property and equipment, net                                                4,063,657       4,252,327

Note and interest receivable from officer                                    826,341         789,459
Goodwill                                                                   7,601,582       8,227,191
Intangible asset                                                             200,000         200,000
Deferred financing costs, net of amortization of $524,500 in 2006 and
    $499,600 in 2005                                                          86,616          82,142
Other assets                                                                  63,771         386,601
Deferred tax asset                                                         4,993,025       4,225,587
                                                                        ------------    ------------
   Total assets                                                         $ 41,981,180    $ 34,932,341
                                                                        ============    ============

                 Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                    $  5,745,259    $  5,013,409
    Deferred revenue                                                      15,580,832       7,870,082
    Accrued job costs                                                      1,613,625       2,174,885
    Accrued compensation                                                   1,507,932         734,479
    Other accrued liabilities                                              1,370,727         883,516
    Deferred taxes payable                                                   247,272         224,170
    Accrued taxes payable                                                         --         144,396
    Notes payable bank - current                                           1,000,000       1,000,000
                                                                        ------------    ------------
      Total current liabilities                                           27,065,647      18,044,937

Notes payable bank - long term                                             2,000,000       3,584,500
Deferred rent                                                              2,613,541       2,649,091
Minority interest of consolidated subsidiary                                 723,827         645,971
                                                                        ------------    ------------
   Total liabilities                                                      32,403,015      24,924,499
                                                                        ------------    ------------

Commitments and contingencies

Stockholders' equity:
    Class A convertible preferred stock, par value $.001; authorized
      650,000 shares; none issued and outstanding                                 --              --
    Class B convertible preferred stock, par value $.001; authorized
      700,000 shares; none issued and outstanding                                 --              --
    Preferred stock, undesignated; authorized 3,650,000 shares; none
      issued and outstanding                                                      --              --
    Common stock, par value $.001; authorized 25,000,000 shares;
      issued and outstanding 6,831,423 shares and 6,261,690 shares at
      March 31, 2006 and 2005, respectively                                    6,831           6,261
    Additional paid-in capital                                            10,250,003       9,649,023
    (Accumulated deficit) retained earnings                                 (678,669)        352,558
                                                                        ------------    ------------
      Total stockholders' equity                                           9,578,165      10,007,842
                                                                        ------------    ------------
   Total liabilities and stockholders' equity                           $ 41,981,180    $ 34,932,341
                                                                        ============    ============

See accompanying notes to consolidated financial statements

                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

                                                                      2006            2005            2004
                                                                  ------------    ------------    ------------
Sales                                                             $ 98,038,354    $ 83,950,561    $ 69,280,484

Operating expenses:
     Reimbursable costs and expenses                                38,338,254      29,999,150      20,002,471
     Outside production costs and expenses                          24,706,743      21,218,373      19,366,050
     Salaries, payroll taxes and benefits                           24,183,806      20,593,053      19,989,835
     General and administrative expenses                            11,327,701       9,167,161      10,171,960
     Impairment charge                                                 625,609              --       4,131,224
                                                                  ------------    ------------    ------------
Total operating expenses                                            99,182,113      80,977,737      73,661,540
                                                                  ------------    ------------    ------------

Operating (loss) income                                             (1,143,759)      2,972,824      (4,381,056)

Interest expense, net                                                 (218,762)       (226,483)       (240,288)
                                                                  ------------    ------------    ------------
(Loss) income before (benefit) provision for income taxes,
     minority interest in net income of consolidated subsidiary and cumulative effect of change in accounting principle
     for revenue recognition                                        (1,362,521)      2,746,341      (4,621,344)
(Benefit) provision for income taxes                                  (409,150)      1,100,555      (1,644,186)
                                                                  ------------    ------------    ------------
Net (loss) income before minority interest in net
     income of consolidated subsidiary and cumulative
     effect of change in accounting principle for                     (953,371)      1,645,786      (2,977,158)
     revenue recognition
Minority interest in net income of consolidated                        (77,856)       (494,165)       (105,359)
     subsidiary
                                                                  ------------    ------------    ------------
Net (loss) income before cumulative effect of change in
     accounting principle for revenue recognition                 (1,031,227,)       1,151,621      (3,082,517)
Cumulative effect of change in accounting principle for
     revenue recognition, net of income taxes                               --              --      (2,182,814)
                                                                  ------------    ------------    ------------
Net (loss) income                                                 $ (1,031,227)   $  1,151,621    $ (5,265,331)
                                                                  ============    ============    ============

Net (loss) income per common share before cumulative effect
     of change in accounting principle for revenue recognition:
         Basic                                                    $       (.16)   $        .19    $       (.54)
                                                                  ============    ============    ============
         Diluted                                                  $       (.16)   $        .18    $       (.54)
                                                                  ============    ============    ============
Cumulative effect of change in accounting principle for
     revenue recognition, net of income taxes                     $         --    $         --    $       (.38)
                                                                  ------------    ------------    ------------
Net (loss) income per common share after cumulative effect of change in accounting principle for revenue recognition:
         Basic                                                    $       (.16)   $        .19    $       (.92)
                                                                  ============    ============    ============
         Diluted                                                  $       (.16)   $        .18    $       (.92)
                                                                  ============    ============    ============

Weighted average number of shares outstanding:
         Basic                                                       6,452,847       6,004,948       5,700,144
         Dilutive effect of options and warrants                            --         386,487              --
                                                                  ------------    ------------    ------------
         Diluted                                                     6,452,847       6,391,435       5,700,144
                                                                  ============    ============    ============

See accompanying notes to consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

                                               Common Stock            Additional        Retained         Total
                                              par value $.001            Paid-in         Earnings      Stockholders'
                                                                         Capital       (Accumulated       Equity
                                         ---------------------------                     Deficit)
                                            Shares         Amount
                                         ------------   ------------   ------------    ------------    ------------
Balance, March 31, 2003                     5,034,731   $      5,034   $  6,751,792    $  4,466,268    $ 11,223,094

Stock issued in payment of earn out           100,000            100        217,900              --         218,000

Exercise of options                             2,625              2          6,560              --           6,562

Exercise of warrants and related tax
   benefit                                    152,500            153        247,566              --         247,719

Sale of stock                                 652,000            652      1,629,348              --       1,630,000

Net loss                                           --             --             --      (5,265,331)     (5,265,331)
                                         ------------   ------------   ------------    ------------    ------------

Balance, March 31, 2004                     5,941,856          5,941      8,853,166        (799,063)      8,060,044

Costs incurred in connection with sale
   of stock                                        --             --         (8,400)             --          (8,400)

Exercise of options and warrants              319,834            320        783,806              --         784,126

Tax benefit of exercised options                   --             --         20,451              --          20,451

Net income                                         --             --             --       1,151,621       1,151,621
                                         ------------   ------------   ------------    ------------    ------------

Balance, March 31, 2005                     6,261,690          6,261      9,649,023         352,558      10,007,842

Exercise of options and warrants              379,733            380        428,361              --         428,741

Tax benefit of exercised options                   --             --        172,809              --         172,809

Issuance of non-vested stock                  190,000            190           (190)             --              --

Net loss                                           --             --             --      (1,031,227)     (1,031,227)
                                         ------------   ------------   ------------    ------------    ------------

Balance, March 31, 2006                     6,831,423   $      6,831   $ 10,250,003    $   (678,669)   $  9,578,165
                                         ============   ============   ============    ============    ============

See accompanying notes to consolidated financial statements.


                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2006, 2005 AND 2004

                                                                    2006           2005           2004
                                                                ------------   ------------   ------------
Cash flows from operating activities:
Net (loss) income                                               $ (1,031,227)  $  1,151,621   $ (5,265,331)
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                     869,523        975,795        806,251
   Deferred rent amortization                                         90,986        (41,645)            --
   Provision (credit) for bad debt expense                           290,952        (66,044)       215,569
   Interest income on note receivable from officer                   (36,882)       (27,183)       (29,276)
   Deferred income taxes                                            (571,527)       486,284     (1,564,876)
   Minority interest of consolidated subsidiary                       77,856        494,165        101,724
   Impairment charge                                                 625,609             --      4,131,224
   Cumulative effect of change in accounting principle                    --             --      2,182,814
   for revenue recognition
   Other                                                                  --             --          3,635
   Changes in operating assets and liabilities, net of
   effects of acquisitions:
    (Increase) decrease in accounts receivable                    (2,599,215)     1,249,364       (764,925)
    Decrease (increase) in unbilled contracts in progress            408,505     (1,655,726)      (290,425)
    (Increase) decrease in deferred contract costs                (1,795,564)      (317,477)     1,749,943
    (Increase) decrease in prepaid expenses and other               (204,376)        77,002        302,265
    assets
    (Increase) decrease in prepaid taxes and other                   (28,781)       325,680       (449,582)
    receivables
    Increase (decrease) in accounts payable                          731,850      2,652,488     (4,089,716)
    Increase (decrease) in deferred revenue                        7,710,750     (5,226,795)     4,108,049
    (Decrease) increase in accrued job costs                        (561,260)      (685,665)     1,286,287
    Increase (decrease) in accrued compensation                      773,453        283,205        385,807
    Increase (decrease) in other accrued liabilities                 487,211       (241,407)      (217,656)
    (Decrease) increase in accrued taxes payable                    (144,396)       164,847         23,596
                                                                ------------   ------------   ------------

Net cash provided by (used in) operating activities                5,093,467       (401,491)     2,625,377
                                                                ------------   ------------   ------------

Cash flows from investing activities:
   Purchases of fixed assets                                        (411,031)      (269,116)    (1,372,351)
   Acquisitions, net of cash acquired                                     --             --       (700,000)
   Increase in cash for consolidation of variable                         --             --         35,691
   interest entity
                                                                ------------   ------------   ------------

Net cash used in investing activities                               (411,031)      (269,116)    (2,036,660)
                                                                ------------   ------------   ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants              428,741        784,126         98,062
   Borrowings of debt                                              5,450,000      1,050,000      1,200,000
   Payments of debt                                               (7,034,500)    (1,875,000)    (1,665,500)
   Financing costs                                                   (29,381)       (50,029)       (24,007)
   Costs incurred in connection with sale of stock                        --         (8,400)            --
   Proceeds from sale of stock                                            --             --      1,630,000
                                                                ------------   ------------   ------------

Net cash (used in) provided by financing activities               (1,185,140)       (99,303)     1,238,555
                                                                ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents               3,497,296       (769,910)     1,827,272

Cash and cash equivalents at beginning of year                     2,394,248      3,164,158      1,336,886
                                                                ------------   ------------   ------------
Cash and cash equivalents at end of year                        $  5,891,544   $  2,394,248   $  3,164,158
                                                                ============   ============   ============

Supplemental disclosures of cash flow information:
   Interest paid during the period                              $    262,491   $    289,010   $    274,273
                                                                ============   ============   ============
   Income taxes paid during the period                          $    306,569   $    323,208   $    340,865
                                                                ============   ============   ============
Non-cash transactions relating to investing and financing
activities consist of:
   Tax benefit of exercised options                             $    172,809   $     20,451   $         --
                                                                ============   ============   ============
   Capitalization of leasehold improvements previously
    classified as client reimbursements                         $    244,915   $         --   $         --
                                                                ============   ============   ============
   Lease accounting correction                                  $         --   $  2,690,736   $         --
                                                                ============   ============   ============
   Stock issued in payment of earn out                          $         --   $         --   $    218,000
                                                                ============   ============   ============

See accompanying notes to consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2006, 2005, 2004


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

                  In addition, the consolidated financial statements include the accounts of a variable interest entity, Garcia Baldwin, Inc. d/b/a MarketVision ("MarketVision"), an affiliate that provides ethnically oriented marketing and promotional services. The Company has determined that it is the primary beneficiary of this entity and has included the accounts of this entity, pursuant to the requirements of Financial Accounting Standards Board's ("FASB") Interpretation ("FIN") No. 46 (Revised) ("FIN46R"), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." All significant intercompany balances and transactions have been eliminated in consolidation. The Company owns 49% of the common stock of MarketVision. A third party owns the remaining 51%. The third party owned portion of MarketVision is accounted for as minority interest in the Company's consolidated financial statements. As disclosed in Note 2, the Company sold its interest in MarketVision in May 2006.

         (b)      Adoption of EITF 00-21
                  ----------------------

                  The Company adopted EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") in the fourth quarter of Fiscal 2004. EITF 00-21, which became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. Prior to the adoption of EITF 00-21, the Company recognized revenue on its broadcast media and special event contracts on the percentage-of-completion method over the life of the contract as identifiable phases of services, such as concept creation and development, media purchase, production, media airing and event execution occurred. Under that method, the Company generally recognized a portion of the revenues attributable to those contracts upon signing by the Company's clients. Pursuant to EITF 00-21, with regard to contracts with multiple deliverables, the Company now recognizes income for each unit of accounting, as defined, identified within a contract. In contracts with multiple deliverables where separate units of accounting can not be defined, all of the contract's revenue is recognized as the media is aired and the events take place, without regard to the timing of the contracts' signing or when cash is received under these contracts. The adoption of EITF 00-21 (effective April 1, 2003) resulted in a non-cash charge reported as a cumulative effect of a change in accounting principle of $2,183,000 in Fiscal 2004. For Fiscal 2004, the adoption of EITF 00-21 resulted in an increase in sales of $2,479,000 and an increase in outside production and expenses of $1,639,000. After giving effect to the implementation of EITF 00-21 and before the cumulative effect of the change in method of accounting for revenue recognition, the Company had a net loss of ($3,082,517) or $(.54) per common share for Fiscal 2004.

         (c)      Adoption of FIN 46R
                  -------------------

                  In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. The provisions regarding implementation dates were revised by FIN 46 (Revised) ("FIN 46R"). The consolidation requirements of FIN 46R apply to variable interest entities in the first year or interim period ending after March 15, 2004. Effective in the fourth quarter of Fiscal 2004, the Company adopted FIN 46R as it relates to the activities of its MarketVision affiliate. Accordingly, the operations and financial statements of MarketVision for the fiscal years ended March 31, 2006, 2005 and 2004 (in its entirety) are included in the consolidated financial statements of the Company, whereas for prior fiscal years, under the equity method of accounting, the Company reported its investment in MarketVision as adjusted for its share of net income or loss each fiscal year in the Company's financial statements. The effect of the Company's adoption of FIN 46R did not impact the Company's net loss in Fiscal 2004.

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

         (g)      Accounts Receivable and Credit Policies
                  ---------------------------------------

                  The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collect ability.

         (h)      Property and Equipment
                  ----------------------

                  Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which are three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. Funds received from a landlord to reimburse the Company for the cost, or a portion of the cost, of leasehold improvements are recorded as deferred rent and amortized as reductions to rent expense over the lease term. Prior to January 1, 2006, to the extent that the Company leased a property, but did not move in until construction was complete it was the Company's policy to capitalize the lease's straight line rent expense allocable to the construction period as part of leasehold improvements and amortize such rent expense over the term of the lease. Effective January 1, 2006, in accordance with FASB Staff Position No. 13-1, "Accounting for Rental Costs Incurred During a Construction Period" ("FSP 13-1"), rental costs associated with any new ground or building operating leases that are incurred during a construction period will be recognized as rental expense.

         (i)      Deferred Contract Costs
                  -----------------------

                  Deferred contract costs represent direct contract costs and expenses incurred prior to the Company's related revenue recognition on such contracts. Notwithstanding the Company's accounting policy with regard to deferred contract cots, labor costs for permanent employees are expensed as incurred.

         (j)      Long-Lived Assets
                  -----------------

                  The Company's long-lived assets include goodwill, intangible assets and property and equipment. The Company periodically reviews its property and equipment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets, or if their depreciation periods should be accelerated. When any such impairment exists, the related assets will be written down to fair value. Other than an impairment to goodwill, as discussed under footnote 1(k), no impairments were identified as of March 31, 2006.

         (k)      Goodwill and Other Intangible Asset
                  -----------------------------------

                  Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company's subsidiary companies. The Company's other intangible asset consists of an Internet domain name and related intellectual property rights. At March 31, 2006 the Company had approximately $7,601,000 of goodwill and $200,000 as an intangible asset. At March 31, 2005 the Company had approximately $8,227,000 of goodwill and $200,000 as an intangible asset.

                  Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Goodwill impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of earnings. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has five reporting units representing each of its subsidiaries.

                  As a result of the Company's annual test to determine whether goodwill has been impaired, the Company concluded that at March 31, 2006, the carrying value of the goodwill associated with one of its reporting units, Optimum, was greater than its fair value. As a result, the Company recorded a non-cash pre-tax charge of $626,000 for the year ended March 31, 2006 (net after tax in the amount of $382,000) to reflect such impairment and reduce the carrying value of the goodwill associated with Optimum.

                  Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Other than as set forth above, during the year ended March 31, 2006, the Company has not identified any indication of goodwill impairment in its other reporting units.

         (l)      Deferred Financing Costs
                  ------------------------

                  Deferred financing costs consist of bank fees and legal costs incurred with respect to the Company's bank credit agreement, the amounts of which are being amortized over the remaining term of the credit agreement which expires in March 2009.

         (m)      Deferred Rent
                  -------------

                  Deferred rent consists of (i) the excess of the allocable straight line rent expense to date as compared to the total amount of rent due and payable through such period, (ii) prior to January 1, 2006, the capitalization of rent during any build out period during which the Company has the right to occupy the space but pays no rent or a reduced rate of rent, and (iii) funds received from landlords to reimburse the Company for the cost, or a portion of the cost, of leasehold improvements. Deferred rent is amortized as a reduction to rent expense over the term of the lease. Effective January 1, 2006, in accordance with FASB Staff Position No. 13-1, "Accounting for Rental Costs Incurred During a Construction Period" ("FSB 13-1"), rental costs associated with any new ground or building operating leases that are incurred during a construction period will be recognized as rental expense.


         (n)      Net (Loss) Income Per Common Share
                  ----------------------------------

                  The computation of basic earnings per common share is based upon the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the year, plus the assumed exercise of stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock. For the fiscal years ended March 31, 2006, 2005 and 2004, stock options and warrants to purchase approximately 1,847,838, 1,127,221 and 2,620,093 shares of common stock, at exercise prices ranging from $1.20 to $10.00 for Fiscal 2006, $2.31 to $10.00 for Fiscal 2005 and
                  $1.12 to $10.00 for Fiscal 2004, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. These options and warrants expire through March 2016.

         (o)      Income Taxes
                  ------------

                  The (benefit) provision for income taxes includes federal, state and local income taxes that are currently payable. Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                  The following table illustrates the effects on net (loss) income and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock based incentive plans:


                                                            Fiscal 2006     Fiscal 2005     Fiscal 2004
                                                           -------------   -------------   -------------
                  Net (loss) income as reported            $  (1,031,227)  $   1,151,621   $  (5,265,331)
                  Less compensation expense
                     determined under the fair value
                     method, net of tax                          110,545         215,476         260,235
                                                           -------------   -------------   -------------

                  Pro forma net (loss) income              $  (1,141,772)  $     936,145   $  (5,525,566)
                                                           =============   =============   =============

                  Net (loss) income per share - Basic:
                     As reported                           $        (.16)  $         .19   $        (.92)
                     Pro forma                             $        (.18)  $         .16   $        (.97)

                  Net (loss) income per share -
                  Diluted:
                     As reported                           $        (.16)  $         .18   $        (.92)
                     Pro forma                             $        (.18)  $         .15   $        (.97)

                  The per share weighted-average fair value of stock options granted on their respective date of grant using the modified
                  Black-Scholes option-pricing model and their related weighted-average assumptions are as follows:

                                                            Fiscal 2006     Fiscal 2005     Fiscal 2004
                                                           -------------   -------------   -------------
                  Risk-free interest rate                           4.53%           4.90%           1.67%
                  Expected life - years                            10.00           10.00            5.54
                  Expected volatility                               51.6%           67.3%           50.0%
                  Expected dividend yield                              0%              0%              0%
                  Fair value of option grants              $        1.89   $        1.93   $        1.34

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

                  In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share-based payment award transactions measured at fair value. This statement is effective for fiscal years beginning after June 15, 2005. The Company anticipates that the adoption of SFAS No. 123R will impact the reported financial results of the Company in a manner similar to the effects shown in the pro forma disclosure included in Note 1 above under the caption "Accounting for Stock Based Compensation."

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

                  The Company has historically received reimbursements from certain clients for expenses, including, but not limited to, rent. Such reimbursements are made based on current rental payments payable independent of any straight-lining accounting methodology. Accordingly, in order to match the effect of the straight line rent adjustment to projected future reimbursements from clients, the Company recorded a deferred asset for the estimated portion allocable to these clients as of March 31, 2005 as a result of the correction of this error. At March 31, 2005, the projected future reimbursements from these clients for the effect of the straight line adjustment amounted to approximately $371,000 and is included in other assets. This asset was expected to be amortized over the period of the clients' expected reimbursement.

                  The Company recorded the correction as an operating expense in the fourth quarter of Fiscal 2005 resulting in a non-cash pre-tax charge to earnings of approximately $299,000. In addition, in connection with the correction, the Company recorded an increase in property and equipment - leasehold improvements of $1,979,000, an increase in other assets of $371,000, an increase in deferred rent of $2,649,000 and a decrease in deferred taxes payable of $119,000.

                  In the fourth quarter ended March 31, 2006, the Company determined that the amount of projected client rent reimbursements could not be estimated with the necessary degree of accuracy and should no longer be carried as an asset on its balance sheet. The Company's determination results in part from a trend in its customer contract away from direct reimbursements and towards fixed negotiated fees for services provided. As a result of the determination, the Company recorded a non-cash pre-tax charge to earnings of approximately $218,000, of which $163,000 was charged to rent expense and $55,000 was charged to amortization expense, to write off the remaining balance of projected client rent reimbursements. In addition, in connection with the adjustment, the Company recorded an increase in property and equipment - leasehold improvements of $190,000, a decrease in other assets of $408,000 and a decrease in deferred taxes payable of $85,000.

         (u)      Reclassifications
                  -----------------

                  Certain amounts as previously reported have been reclassified to conform to current year classifications.

(2)      Investment in MarketVision
         --------------------------

         On February 27, 2001, the Company acquired 49% of the shares of capital stock of MarketVision which is a minority owned, predominately Hispanic, ethnically oriented promotion agency headquartered in San Antonio, Texas. Following its acquisition, the Company extended a line of credit to MarketVision in the amount of $200,000. At March 31, 2006, 2005 and 2004, there were no advances outstanding under this line of credit. Effective in the fourth quarter of fiscal year ended March 31, 2004, the Company included in its consolidated financial statements the financial statements of MarketVision, pursuant to the adoption of FIN 46R.

         On March 22, 2002, MarketVision entered into an Administration and Marketing Services Agreement with the Company pursuant to which the Company provides MarketVision with specific administrative, accounting, financial, marketing and project support services for a monthly fee of $35,000. This fee was adjusted periodically by the Company and MarketVision and as of October 1, 2005 the monthly fee was $60,000. In accordance with the agreement, the Company dedicated and allocated certain of its resources and the specific time of certain of its personnel to MarketVision. For Fiscal 2006, 2005 and 2004, the Company recorded fees in the amount of $690,000, $655,000 and $570,000, respectively, which were eliminated in the consolidation of MarketVision. The agreement was terminated effective April 1, 2006.

         For the years ended March 31, 2006, 2005 and 2004, sales (inclusive of reimbursable program costs and expenses) from MarketVision amounted to $15,438,000, $14,022,000 and $4,743,000, respectively. MarketVision's operating income for the years ended March 31, 2006, 2005 and 2004 amounted to $267,000, $1,385,000 and $275,000, respectively.

         On May 22, 2006, the Company sold its 49% interest in MarketVision back to MarketVision for $1,100,000 and the working capital credit line was terminated. As a condition to providing its consent to that, the Company's secured lender required the Company to deposit the proceeds of such sale, in the amount of approximately $1.1 million, in a cash collateral account as security for the Company's obligations under the Credit Agreement. On July 12, 2006, the lender released the cash collateral to the Company. The Company expects to record a pre-tax gain of approximately $175,000 in connection with this sale in the first quarter of Fiscal 2007.

(3)      Note Receivable From Officer
         ----------------------------

         Note receivable from officer at March 31, 2006 and 2005 consists of an Amended and Restated Promissory Note (the "Amended Note") from an officer of the Company dated May 24, 2001 in the principal amount of $550,000 which (i) amended and restated two notes evidencing prior loans to such officer in the aggregate amount of $225,000 (which at March 31, 2001 had unrecorded accrued interest of $119,299) and (ii) reflected an additional loan in the amount of $325,000. The Amended Note provides for (i) monthly interest payments at a floating rate equal to the highest rate at which the Company pays interest on its bank borrowings, (ii) monthly payment of one-half of the interest that accrue over the preceding month, (iii) payment of accrued interest and principal from one-half of the after-tax amount, if any, of bonuses paid to the officer by the Company, and (iii) payment of the remaining balance of principal and accrued interest on May 24, 2006. As of March 31, 2006, the officer has not made any of the required monthly interest payments under the Amended Note. The Amended Note is secured by (i) a first lien and security interest in 163,196 shares of the Company's common stock owned by the officer (after giving effect to the surrender of 153,052 shares described below), (ii) a second mortgage on the officer's home and (iii) collateral assignments of $550,000 of life insurance policies. At March 31, 2006 and 2005, the note due from officer with respect to the Amended Note of $826,341 and $789,459, respectively, included accrued interest in the amount of $276,000 and $239,000, respectively, of which $78,500 and $60,000 were past due and owing on such dates.

         On April 26, 2006, the officer surrendered to the Company for cancellation 153,052 shares of the Company's common stock as payment in full of interest in the amount of $283,147 accrued through May 24, 2006.

         Since the Company believes that the expected repayment date on the Amended Note will extend beyond one year, the Company classified the full balance of the note receivable as long-term at March 31, 2006.

(4)      Property and Equipment
         ----------------------

         Property and equipment consist of the following:

                                                                 March 31, 2006      March 31, 2005
                                                               -----------------    ----------------
         Furniture, fixtures and computer equipment             $     4,476,780     $     4,219,441
         Leasehold improvements                                       4,224,143           3,856,098
         Capitalized leases                                              21,748              21,748
                                                                ---------------     ---------------
                                                                      8,722,671           8,097,287
         Less: accumulated depreciation and amortization              4,659,014           3,844,960
                                                                 ---------------     ---------------
                                                                $     4,063,657     $     4,252,327
                                                                ===============     ===============

         Depreciation and amortization expense on property and equipment for the years ended March 31, 2006, 2005 and 2004 amounted to $844,616, $935,003 and $656,270, respectively.

         During the fourth quarter of Fiscal 2006, the Company recorded leasehold improvements, net of accumulated amortization, in the amount of $190,000 pursuant to the write off of future projected client reimbursements (note 1(t)). As a result of the adjustment, the Company recorded leasehold amortization expense of $55,000 during the fourth quarter of Fiscal 2006.

         During the fourth quarter of Fiscal 2005, the Company recorded leasehold improvements, net of accumulated amortization, in the amount of $1,979,000 pursuant to a correction of an error relating to its lease accounting practices (note 1(t)). As a result of the correction, the Company recorded leasehold amortization expense of $340,000 during the fourth quarter of Fiscal 2005.

(5)      Leases
         ------

         The Company has several non-cancelable operating leases, primarily for property, that expire through 2015. Rent expense for the years ended March 31, 2006, 2005 and 2004, net of reimbursements from clients, amounted to $1,862,178, $1,071,178 and $965,310, respectively. One of the Company's facilities is leased from the former owner of Optimum, who is also a director of the Company. This lease expires in December 2010. The Company incurred rent expense under this lease in Fiscal 2006 and 2005 in the amount of approximately $167,000 and $160,000, respectively. Another facility is leased by MarketVision from an entity owned and controlled by MarketVision's President and principal owner, with a current annual base rent of $166,000 and additional rent of $45,000 for maintenance, taxes and insurance, which expires in May 2010. Future non-cancelable minimum lease payments under all of the leases as of March 31, 2006 are as follows:

              Year ending March 31,
                    2007                                    $    1,215,000
                    2008                                         1,278,000
                    2009                                         1,247,000
                    2010                                         1,198,000
                    2011                                         1,179,000
                    Thereafter                                   5,006,000
                                                            --------------
                                                            $   11,123,000
                                                            ==============

         During the fourth quarter of Fiscal 2006, the Company recorded a non-cash pre-tax charge of $163,000 to rent expense pursuant to the write off of future projected client reimbursements (note 1(t)). This amount is classified as a rental cost and is included in general and administrative expenses.

         Effective January 1, 2006, the Company entered into a termination of lease agreement which terminated the lease of its Great Neck, New York office for a consideration in the amount of $520,000 which is classified as a rental cost and included in general and administrative expenses for Fiscal 2006. After the application of its security deposit for such office to the termination consideration, the net payment to the landlord under the terminated lease amounted to approximately $478,000.

         As a result of the termination of the lease, approximately $22,000 of fixed assets, consisting of $15,000 of the remaining unamortized leasehold improvement balance, as well as $7,000 in other equipment, were written off during Fiscal 2006 and included in general and administrative expenses in the Company's consolidated statement of operations.

(6)      Debt
         ----

         Notes Payable, Bank
         -------------------

         At March 31, 2006, the Company's bank borrowings of $3,000,000 (exclusive of a letter of credit outstanding in the amount of $475,000) reflect the terms and conditions of an Amended and Restated Credit Agreement ("Credit Agreement") entered into with a bank on March 24, 2005. Pursuant to the Credit Agreement, amounts available for borrowing under its revolving credit line were increased by $2,415,500 to $3,000,000, and the term loan portion of the credit facility was increased by $1,050,000 to $4,000,000. On March 25, 2005, the bank advanced the Company the increased portion of the term loan. The Credit Agreement also provides a separate $475,000 letter of credit facility to support the Company's lease obligations with respect to its New York City offices. The Company utilized $425,000 of the proceeds of the increased term loan to pay in full its remaining obligations on the 9% subordinated note it issued in connection with its 1998 acquisition of Optimum. Remaining loan proceeds will be used for working capital purposes. Borrowings under the term loan and revolving credit facility are evidenced by promissory notes and are secured by all the Company's assets. Pursuant to the Credit Agreement:

         o Principal payments on the term loan are made in equal monthly installments of $83,333, with the final payment due in March 2009. Prior to the amendment, principal payments on the term loan portion of the facility were $162,500 per month.
         o        The maturity date of the loans made under the revolving credit line was extended from July 22, 2006 to March 24, 2008.
         o Interest on the revolving loans was reduced to the bank's prime rate (7.75% at March 31, 2006) from its prime rate plus .50%, and interest on the term loan was reduced to the bank's prime rate plus .50% (8.25% at March 31, 2006) from its prime rate plus 1.0%.

         Further, the Credit Agreement provides for a number of affirmative and negative covenants, restrictions, limitations and other conditions including, among others, (i) limitations regarding the payment of cash dividends, (ii) use of proceeds, (iii) prohibition on incurring a consolidated net loss, as defined in the Credit Agreement, in two consecutive fiscal quarters or any fiscal year, (iv) compliance with a defined senior debt leverage ratio and debt service ratio covenants,
         (v) limitation on annual capital expenditures and (vi) maintenance of 15% of beneficially owned shares of the Company held by the Company's management. At March 31, 2006, the Company was not in compliance with certain financial covenants of its Credit Agreement, namely the debt service coverage ratio, the consolidated senior funded debt to consolidated EBITDA ratio and the prohibition of incurring a consolidated net loss in two consecutive fiscal quarters or any fiscal year. On July 12, 2006, the bank waived the Company's defaults arising as a result of such noncompliance and charged the Company a $10,000 waiver fee. On the same date, and in connection with the waiver, the Credit Agreement was amended by reducing the revolving credit line to $2.0 million from $3.0 million.

         As a condition to providing its consent to the sale of the Company's interest in MarketVision in May 2006, the bank required the Company to deposit the proceeds of such sale, in the amount of approximately $1.1 million, in a cash collateral account as security for the Company's obligations under the Credit Agreement. As part of the July 12, 2006 amendment to the Credit Agreement, the bank released the cash collateral to the Company.

         Total debt as of March 31, 2006 and 2005 is summarized as follows:

                                                     2006             2005
                                                 ------------     ------------
         Term loan note payable                  $  3,000,000     $  4,000,000
         Revolving loan note payable                       --          584,500
                                                 ------------     ------------
         Total debt                                 3,000,000        4,584,500
         Less current portion                       1,000,000        1,000,000
                                                 ------------     ------------
         Total long-term debt                    $  2,000,000     $  3,584,500
                                                 ============     ============

         Maturities of notes payable are as follows:

                                                  Term Loan
                                                 Note Payable
                                                 ------------
                 2007                            $  1,000,000
                 2008                               1,000,000
                 2009                               1,000,000
                                                 ------------
                                                 $  3,000,000
                                                 ============

(7)      Stockholders' Equity
         --------------------

         Common Stock Reserved for Issuance

         (i)      Stock Options
                  -------------

                  Under the Company's 1992 Stock Option Plan (the "1992 Plan"), employees of the Company and its affiliates and members of the Board of Directors were granted options to purchase shares of common stock of the Company. The 1992 Plan terminated in 2002, although options issued thereunder remain exercisable until the termination dates provided in such options. Options granted under the 1992 Plan were either intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or non-qualified options. Grants under the 1992 Plan were awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 1992 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors is determined by the committee of the Board of Directors. The 1992 Plan was amended on May 11, 1999 to increase the maximum number of shares of common stock for which options may be granted to 1,500,000 shares.

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

                  On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the "2002 Plan") providing for the grant of options or other awards to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended so as to increase the number of shares of common stock available under the plan to 1,250,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Committee of the Board of Directors.

                  Changes in options outstanding and options exercisable and shares reserved for issuance at March 31, 2006 under all plans are as follows:

                                                   Weighted
                                                    average
                                                   price per                    Exercisable
                                                     share      Outstanding         (D)
                                                 ------------   ------------   ------------
                  Balance at March 31, 2003      $       2.40      1,947,335      1,445,649

                  Became exercisable             $       2.44             --        193,146
                  Granted (A)                    $       2.93        255,000        171,252
                  Exercised                      $       2.50         (2,625)        (2,625)
                  Canceled                       $       2.72        (69,481)       (35,775)
                                                 ------------   ------------   ------------

                  Balance at March 31, 2004      $       2.46      2,130,229      1,771,647

                  Became exercisable             $       2.60             --        293,585
                  Granted (B)                    $       2.48         27,500         13,752
                  Exercised                      $       2.31        (68,750)       (68,750)
                  Canceled                       $       3.38        (96,741)       (96,741)
                                                 ------------   ------------   ------------

                  Balance at March 31, 2005      $       2.42      1,992,238      1,913,493

                  Became exercisable             $       2.49             --         46,248
                  Granted (C)                    $       2.76        100,000         50,000
                  Exercised                      $       1.13       (277,370)      (277,370)
                  Canceled                       $       2.02        (48,563)       (48,563)
                                                 ------------   ------------   ------------

                  Balance at March 31, 2006      $       2.65      1,766,305      1,683,808
                                                 ============   ============   ============

                  (A) Represents options granted to purchase 227,500 shares at an exercise price of $3.00 and 27,500 shares at an exercise price of $2.33. Of the options granted, 171,252 became exercisable prior to March 31, 2004 and of the balances, 13,748 are exercisable on April 30, 2004 and 70,000 are exercisable on March 31, 2005.

                  (B) Represents options granted to purchase 27,500 shares at an exercise price of $2.48. Of the options granted, 13,752 became exercisable prior to March 31, 2005 and 13,748 are exercisable on April 30, 2005.

                  (C) Represents options granted to purchase 50,000 shares at an exercise price of $3.39 and 50,000 shares at an exercise price of $2.13. Of the options granted, 50,000 became exercisable prior to March 31, 2006, 25,000 are exercisable on April 30, 2006 and 25,000 are exercisable on March 31, 2007.

                  (D) Options exercisable at March 31, 2006, 2005 and 2004 had a weighted average exercise price of $2.65, $2.41and $2.43, respectively.

                  The options outstanding and exercisable as of March 31, 2006 are summarized in ranges as follows:


                                                                                      Weighted
                                        Weighted      Weighted                         average
                          Number of      average       average                        exercise
Range of                  options       exercise      remaining      Exercisable        price
exercise price           outstanding      price          life           shares        of shares
--------------          ------------   ------------   ------------   ------------   ------------
 $1.12 - 2.50              1,094,430   $       2.02           0.98      1,036,933   $       2.00
 $3.00 - 4.00                665,000   $       3.61           2.13        640,000   $       3.62
more than $4.00                6,875   $      10.00           2.08          6,875   $      10.00
                        ------------   ------------   ------------   ------------   ------------
                           1,766,305   $       2.65           1.42      1,683,808   $       2.65
                        ============   ============   ============   ============   ============

         (ii)     Warrants
                  --------

                  At March 31, 2006, outstanding warrants to purchase shares of the Company's common stock in the amount of 81,533 were exercisable at a weighted average price per share of $3.68. These warrants expire April 30, 2007. During Fiscal 2006, warrants to purchase 102,364 shares of the Company's common stock were exercised at $1.12. At March 31, 2005, outstanding warrants to purchase shares of the Company's common stock in the amount of 246,396 were exercisable at a weighted average price per share of $1.90. In January 2005, warrants to purchase 251,084 shares of the Company's common stock were exercised at $2.49. During Fiscal 2005, pursuant to anti-dilution provisions contained in the warrants, the warrants became exercisable for an additional 7,616 shares of the Company's common stock. The value of the additional warrants granted was deemed to be immaterial. At March 31, 2004, outstanding warrants to purchase shares of the Company's common stock in the amount of 489,864 were exercisable at a weighted average price per share of $2.23.

         (iii)    Non-Vested Stock
                  ----------------

                  On March 31, 2006, pursuant to certain Restricted Stock Agreements, the Company awarded 190,000 shares of common stock under the Company's 2002 Plan to certain employees. The value of the shares at the grant date amounted to approximately $351,000 and will be recognized ratably over the vesting period. The shares of common stock granted pursuant to such agreements vest as follows:

                             20% on March 31, 2007
                             30% on March 31, 2008
                             20% on March 31, 2009
                             20% on March 31, 2010
                             10% on March 31, 2011

                  The shares awarded under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated (if prior to March 31, 2011). Of the shares awarded in March 2006, 25,000 were forfeited in April 2006 as a result of the termination of employment of a recipient.

                  In addition, these shares are subject to accelerated vesting upon a change of control of the Company, as defined in the Restricted Stock Agreements.

                  In May 2006, the Company awarded an additional 70,000 shares of common stock pursuant to certain Restricted Stock Agreements.

(8)      Income Taxes
         ------------

         The components of income tax (benefit) provision for the years ended
         March 31, 2006, 2005, and 2004 are as follows:

                                              March 31, 2006               March 31, 2005                March 31, 2004*
                                       ---------------------------   ---------------------------   ---------------------------
        Current:
           State and local             $     58,142                  $     54,953                  $     25,440
           Federal                          104,235        162,377        559,318        614,271       (126,516)      (101,076)
                                       ------------                  ------------                  ------------

        Deferred:
           Federal and State                              (571,527)                      486,284                    (2,998,320)
                                                      ------------                  ------------                  ------------

                                                      $   (409,150)                 $  1,100,555                  $ (3,099,396)
                                                      ============                  ============                  ============

        *Income tax benefit before cumulative
         effect of the change in accounting
         principle for revenue recognition                                                                        $ (1,644,186)

         Cumulative effect of change in
         accounting principle for
         revenue recognition                                                                                        (1,455,210)
                                                                                                                  ------------
                                                                                                                  $ (3,099,396)
                                                                                                                  ============

         The differences between the (benefit) provision for income taxes computed at the federal statutory rate and the reported amount of tax expense attributable to (loss) income before (benefit) provision for income taxes, minority interest in net income of consolidated subsidiary and cumulative effect of a change in accounting principle for the years ended March 31, 2006, 2005 and 2004 are as follows:

                                                                        Rate
                                                      ------------------------------------------
                                                          2006           2005           2004
                                                      ------------   ------------   ------------

        Statutory Federal income tax                         (34.0)%         34.0%         (34.0)%
        State and local taxes, net of Federal
        benefit                                                (.4)           3.0           (5.2)
        Under accrual from prior year                           --            1.6            1.7
        Permanent differences                                  2.7             .9             .5
        Other                                                  1.7             .6            1.4
                                                      ------------   ------------   ------------
        Effective tax rate                                   (30.0)%         40.1 %        (35.6) %
                                                      ============   ============   ============

         The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in net deferred tax asset are as follows:

                                                             March 31,      March 31,      March 31,
                                                               2006           2005           2004
                                                           ------------   ------------   ------------
        Deferred tax (liabilities) assets:
        Current:
            Unbilled revenue                               $   (247,272)  $   (224,170)  $   (147,943)
                                                           ------------   ------------   ------------
        Long-term:
            Goodwill, principally due to differences
              in amortization                                 1,657,893      2,053,441      2,701,481
            Net operating loss carryforwards                  3,169,113      2,297,092      2,046,163
            Other                                               166,019       (124,946)      (112,000)
                                                           ------------   ------------   ------------
                                                              4,993,025      4,225,587      4,635,644
                                                           ------------   ------------   ------------
        Net deferred tax asset                             $  4,745,753   $  4,001,417   $  4,487,701
                                                           ============   ============   ============

         At March 31, 2006, the Company has federal net operating loss carry-forwards of approximately $7,838,000, of which approximately $897,000 was generated from stock-based compensation charges, that begin to expire March 31, 2024. The Company's wholly-owned subsidiaries are single-member limited liability companies that are disregarded for federal income tax return purposes. As such, the Company is not required to file a federal consolidated income tax return.

         The Company provides for income taxes under the provision of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. In assessing the realizability of deferred tax assets and liabilities, management considers whether it is more likely than not that some or all of them will not be realized. As of March 31, 2006 and 2005, the Company determined that a valuation allowance against its deferred tax asset was not necessary. The Company must generate approximately $12,803,000 of taxable income, exclusive of any reversals of timing differences, to fully utilize its deferred tax assets. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

(9)      Significant Customers
         ---------------------

         For the fiscal years ended March 31, 2006, 2005 and 2004, Diageo North America, Inc. ("Diageo") accounted for approximately 41%, 27% and 13%, respectively, of the Company's revenues. For the fiscal years ended March 31, 2005 and 2004, Schieffelin & Somerset Co. and its successor entities ("S&S"), accounted for approximately 13% and 30%, respectively, of its revenues. These revenues respectively included revenues attributable to program reimbursable costs and expenses for Diageo of 26% and 17% of revenues for the years ended March 31, 2006, 2005 and 2004, and 9% and 21% for S&S, respectively, for the years ended March 31, 2005 and 2004. At March 31, 2006 and 2005, Diageo accounted for 41% and 9%, respectively, of the Company's accounts receivable. At March 31, 2005, S&S accounted for 1% of accounts receivable.

(10)     Employee Benefit Plan
         ---------------------

         The Company has a savings plan available to substantially all salaried employees which is intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Pursuant to the 401(k) Plan, employees may contribute up to 15% of their eligible compensation, up to the maximum amount allowed by law. The Company at its sole discretion may from time to time make discretionary matching contributions as it deems advisable. For the years ended March 31, 2006, 2005 and 2004, the Company made discretionary contributions of approximately $208,000, $251,000 and $313,000, respectively.

(11)     Related Party Transactions
         --------------------------

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

         (b) In connection with the Company's acquisition of Optimum, the Company entered into a lease agreement with Thomas Lachenman, a director of the Company and former owner of Optimum, for the lease of the Cincinnati principal office of Optimum. The lease provides for an annual rental, adjusted annually based upon changes in the local consumer price index. Rent expense under this lease amounted to approximately $167,000 and $160,000 in Fiscal 2006 and 2005, respectively. The lease expires in December 2010.

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

         (d) On June 14, 2006, the Board of Directors accepted the resignation of John Benfield, the Company's Chief Executive Officer, and appointed Marc C. Particelli, a member of the Company's Board of Directors, to serve as Chief Executive Officer and Chairman of the Board on an interim basis. Both Mr. Benfield's resignation and Mr. Particelli's appointment will be effective as of July 1, 2006, or if later, the date on which the Company files with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended March 31, 2006.

                  In connection with his appointment as interim Chief Executive Officer, the Board and Mr. Particelli entered into an Employment Agreement pursuant to which Mr. Particelli will be paid an annual salary of $250,000 for devoting approximately 50% of his working time to the Company. In addition, for his agreement to serve as interim Chief Executive Officer, the Board approved the grant to Mr. Particelli of a five-year stock option to purchase 80,000 shares of the Company's common stock at a price of $1.57 per share (the market price of the common stock on the date the grant was authorized).

                  In addition, in connection with his resignation, the Company entered into an agreement with Mr. Benfield pursuant to which Mr. Benfield will, for the one-year period beginning July 1, 2006, continue to be compensated at his current rate of $300,000 per annum and receive the same benefits currently provided to him by the Company. In consideration of the foregoing, Mr. Benfield will remain employed by the Company on a full-time basis to assist in the transition for a period of three-months. The Company expects to record a pre-tax charge of approximately $265,000 in its second fiscal quarter ending September 30, 2006 in connection with its obligations under the Agreement with Mr. Benfield.

(12)     Summarized Quarterly Consolidated Financial Data (Unaudited)
         ------------------------------------------------------------

         The quarterly information for the quarter ended December 31, 2005, as provided in the table below, reflects the Company's correction of a misclassification of reimbursable expenses. The adjustment of $918,490 is recorded as an increase to sales and reimbursable expenses, with no effect on net loss for the quarter or year-to-date.


                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                           First        Second          Third          Fourth
                                          Quarter       Quarter        Quarter         Quarter
                                           Ended         Ended          Ended           Ended
                                          June 30,    September 30,  December 31,      March 31,
                                           2005           2005           2005           2006
                                                                      (restated)
                                       ------------   ------------   ------------   ------------
Sales                                  $ 21,512,543   $ 27,186,383   $ 25,837,066   $ 23,502,362
Operating expenses                       22,313,198     26,416,082     25,657,671     24,795,162
                                       ------------   ------------   ------------   ------------
Operating (loss) income                    (800,655)       770,301        179,395     (1,292,800)
                                       ------------   ------------   ------------   ------------
Net (loss) income                      $   (566,019)  $    401,438   $    (21,165)  $   (845,481)
Net (loss) income per common share:
     Basic                             $       (.09)  $        .06   $        .00   $       (.13)
     Diluted                           $       (.09)  $        .06   $        .00   $       (.13)
Weighted average common shares:
     Basic                                6,261,690      6,325,443      6,605,303      6,618,951
     Diluted                              6,261,690      6,947,979      6,605,303      6,618,951

                                           First        Second          Third          Fourth
                                          Quarter       Quarter        Quarter         Quarter
                                           Ended         Ended          Ended           Ended
                                          June 30,    September 30,  December 31,      March 31,
                                           2004          2004           2004            2005
                                       ------------   ------------   ------------   ------------
Sales                                  $ 19,403,094   $ 23,223,187   $ 21,203,984   $ 20,120,296
Operating expenses                       18,994,099     21,993,843     20,065,741     19,924,054
                                       ------------   ------------   ------------   ------------
Operating income                            408,995      1,229,344      1,138,243        196,242
                                       ------------   ------------   ------------   ------------
Net income (loss)                      $    197,537   $    659,826   $    448,594   $   (154,336)
Net income (loss) per common share:
     Basic                             $        .03   $        .11   $        .08   $       (.02)
     Diluted                           $        .03   $        .10   $        .07   $       (.02)
Weighted average common shares:
     Basic                                5,941,856      5,941,856      5,943,255      6,192,823
     Diluted                              6,388,444      6,355,295      6,609,114      6,192,823

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         None.

Item 9A. Controls and Procedures.
-------  -----------------------

Evaluation of Disclosure Controls and Procedures

         An evaluation was performed, under the supervision of, and with the participation of, the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were adequate and effective, as of the end of the period covered by this Annual Report on Form 10-K for the year ended March 31, 2006 (the "Report"), in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Report.

Changes in Internal Controls

         There have been no significant changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

The information required to be disclosed in Part III (Items 10, 11, 12, 13 and 14, and fees and services) will be incorporated by reference from the Company's definitive proxy statement if filed by July 31, 2006 or, if such proxy statement is not filed by such date, such information will be disclosed by amendment to this Form 10-K prior to August 1, 2006.

                                             PART IV

Item 15. Exhibits and Financial Statement Schedules.
-------  ------------------------------------------

         (a)      The following documents are filed as part of this Report.

                  1.       Financial Statements:
                           ---------------------
                                                                                                    Page
                           -----------------------------------------------------------------------------
                           Index to Financial Statements                                              28
                            Consolidated Financial Statements of CoActive Marketing Group, Inc.
                               Report of Independent Registered Public Accounting Firm                29
                               Consolidated Balance Sheets as of March 31, 2006 and 2005              30
                               Consolidated Statements of Operations for the years ended
                                 March 31, 2006, 2005 and 2004                                        31
                               Consolidated Statements of Stockholders' Equity
                                 for the years ended March 31, 2006, 2005 and 2004                    32
                               Consolidated Statements of Cash Flows for the years ended
                                 March 31, 2006, 2005 and 2004                                        33
                               Notes to Consolidated Financial Statements                             34

                  2.       Financial Statement Schedules:
                           ------------------------------

                           S-1    Report of Independent Registered Public Accounting Firm             56
                           S-2    Allowance for Doubtful Accounts                                     57

                  3.       Exhibits:
                           --------

        Exhibit
        Number           Description of Exhibits.
        ------           -----------------------

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

         10.2 Fifth Amendment to Employment Agreement dated March 31, 2006 between the Registrant and John P. Benfield (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 29, 2006, filed with the Securities and Exchange Commission on April 3, 2006).

         10.3 Employment Agreement dated September 29, 1995 between Registrant and Paul A. Amershadian (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

         10.4 Fifth Amendment to Employment Agreement dated March 31, 2006 between Registrant and Paul A. Amershadian (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated March 29, 2006, filed with the Securities and Exchange Commission on April 3, 2006).

         10.5 Employment Agreement dated April 1, 2005 between Registrant and Erwin Mevorah (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 29, 2005, filed with the Securities and Exchange Commission on October 3, 2005).

         10.6 Restricted Stock Agreement dated March 31, 2006 between Registrant and Erwin Mevorah (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 31, 2006, filed with the Securities and Exchange Commission on April 4,
                           2006).

         10.7 Amended and Restated Promissory Note, dated as of May 24, 2001, in the principal amount of $550,000, by Paul A. Amershadian in favor of the Company (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, initially filed with the Securities and Exchange Commission on July 13, 2001).

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

         10.11 CoActive Marketing Group, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Registrant's Definitive Proxy Statement initially filed with the Securities and Exchange Commission on July 29, 2002).

         10.12 Stock Purchase Agreement, dated as of May 22, 2006, by and between the Registrant, Yvonne Garcia and Market Vision (incorporated by reference to Exhibit
                           10.1 to the Registrant's Current Report on Form 8-K dated May 22, 2006, filed with the Securities and Exchange Commission on May 22, 2006).

         10.13 Employment Agreement dated June 20, 2006 between Registrant and Marc C. Particelli (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 14, 2006, filed with the Securities and Exchange Commission on June 20,
                           2006).

         10.14 Agreement dated June 19, 2006 between Registrant and John P. Benfield (incorporated by reference to
                           Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated June 14, 2006, filed with the Securities and Exchange Commission on June 20, 2006).

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

         32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act.

         32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
CoActive Marketing Group, Inc.


The audits referred to in our report dated June 30, 2006, except for Note 6, as to which is dated July 12, 2006, relating to the consolidated financial statements of CoActive Marketing Group, Inc. and Subsidiaries, which is contained in Item 8 of the Form 10-K, included the audits of the financial statement schedule for the years ended March 31, 2006, 2005 and 2004. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO Seidman, LLP
-------------------------------
BDO Seidman, LLP

Melville, New York
June 30, 2006




                         Allowance for Doubtful Accounts

                                          Balance                                      Balance
                                       at beginning                                    at end
                                         of period      Additions      Deductions     of period
                                       ------------   ------------   ------------   ------------
Year ended March 31, 2006              $     68,944   $    301,985   $     45,719   $    325,210

Year ended March 31, 2005              $    295,981   $     63,500   $    290,537   $     68,944

Year ended March 31, 2004              $     80,412   $    256,000   $     40,431   $    295,981

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


                                       COACTIVE MARKETING GROUP, INC.

                                       By: /s/ ERWIN I. MEVORAH
                                           -------------------------------------
                                           Erwin I. Mevorah
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                       Dated: July 12, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

     Signature and Title                         Signature and Title
     -------------------                         -------------------

By: /s/ JOHN P. BENFIELD                    By: /s/ ERWIN I. MEVORAH
    ------------------------------              --------------------------------
    John P. Benfield                            Erwin I. Mevorah
    President and                               Chief Financial Officer
    Chief Executive Officer                     (Principal Financial and
    and Director                                Accounting Officer)
    (Principal Executive Officer)

Dated: July 12, 2006                        Dated: July 12, 2006


By: /s/ PAUL A. AMERSHADIAN                 By: /s/ HERBERT M. GARDNER
    ------------------------------              --------------------------------
    Paul A. Amershadian                         Herbert M. Gardner
    Executive Vice President                    Director
    - Marketing and Sales and
    Director

Dated: July 12, 2006                        Dated: July 12, 2006


By: /s/ MARC PARTICELLI                     By: /s/ BRIAN MURPHY
    ------------------------------              --------------------------------
    Marc Particelli                             Brian Murphy
    Director                                    Director

Dated: July 12, 2006                        Dated: July 12, 2006


By: /s/ THOMAS E. LACHENMAN                 By: /s/ JOHN A. WARD, III
    ------------------------------              --------------------------------
    Thomas E. Lachenman                         John A. Ward, III
    Director                                    Director

Dated: July 12, 2006                        Dated: July 12, 2006


By: /s/ JAMES FEENEY
    ------------------------------
   James Feeney
   Director

Dated: July 12, 2006