Form 10-K/A
period 2006-03-31
COACTIVE MARKETING GROUP INC
filed 2006-07-31
CIK 886475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-K/A

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

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act. e Act). Yes [ ] No [X]

     As of September 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $13,477,282.

     As of July 24, 2006, 7,084,751 shares of Common Stock, $.001 par value, were outstanding.

================================================================================

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

     The following table sets forth information with respect to each Director and executive officer of the Company.

Marc C. Particelli               Chairman of the Board, President and Chief
Age: 61                          Executive Officer of the Company since July 12,
Director since February 2005;    2006. Mr. Particelli was also Chief Executive
Chairman of the Board,           Officer of Modem Media, an interactive
President and Chief Executive    marketing services firm, from January 1991
Officer                          until its acquisition by Digitas Inc. in
                                 October 2004, and more recently, from August
                                 2005 until March 2006, he was the Chief
                                 Executive Officer of TSM Corporation, a
                                 telecommunications company serving the Hispanic market. Earlier, Mr. Particelli was a partner at Oak Hill Capital Management, a private equity investment firm, and managing director at Odyssey Partners L.P., a hedge fund. Prior to entering the private equity business, Mr.
                                 Particelli spent 20 years with Booz Allen where he helped create the Marketing Industries
                                 Practice and led its expansion across Europe, Asia and South America. Mr. Particelli also currently serves as a director of and investor in several private companies, and as an advisor to several private equity firms.

Paul A. Amershadian              Executive Vice President-Marketing and Sales
Age: 58                          and Treasurer of the Company since September
Director from May 1996 to        29, 1995.
September 28, 2004, and since
February 2, 2005; Executive
Vice President-Marketing
and Sales and Treasurer

James H. Feeney                  Partner of O'Neill Lifton Huffstetler Feeney &
Age: 67                          Barry, a venture marketing, creative
Director since July 2004         development firm, since May 1, 2003, and
                                 principal of The Feeney Group, LLC, an
                                 advertising and marketing consulting firm working with companies in developing strategic positioning, since October 2000. Prior thereto, from March 1996, was President and CEO of Trone
                                 Advertising Inc., an advertising agency. Mr.
                                 Feeney was President and Chairman of the Executive Committee of Albert Frank-Guenther
                                 Law, a 125 year old Wall Street based financial service agency from 1993 to 1996. Prior to AFGL, Mr. Feeney spent 13 years as Executive
                                 Vice President of Ally&Gargano where he led the launch team at the Agency for MCI for 6 years.
                                 He was at The Ted Bates Agency for 12 years where he was Managing Director, Senior Vice
                                 President.

Herbert M. Gardner               Executive Vice President, Barrett-Gardner
Age: 66                          Associates, Inc., an investment and merchant
Director since May 1997          banking firm, since October 2002. Prior
                                 thereto, Senior Vice President of Janney
                                 Montgomery Scott LLC, an investment banking firm, since 1978. Presently serves as Chairman of the Board of Directors of Supreme
                                 Industries, Inc. and as a director of Chase
                                 Packaging Corp., Nu Horizons Electronics Corp.,
                                 TGC Industries, Inc. and Rumson Fair Haven Bank and Trust Company.

Thomas E. Lachenman              Retired; President of Optimum Group, a
Age: 55                          wholly-owned subsidiary of the Company, from
Director since March 1998        March 31, 1998 until May 31, 1999, and of such
                                 company's predecessor from 1973 through March
                                 31, 1998.

Brian Murphy                     Chief Executive Officer of U.S. Concepts, a
Age: 49                          wholly-owned subsidiary of the Company, since
Director since December 1998;    December 29, 1998, and until January 6, 2000,
Chief Executive Officer of U.S.  President of such company, and President of
Concepts                         predecessor of U.S. Concepts from 1992 through
                                 December 29, 1998. In addition, from May 1,
                                 2000 until January 2001, Chief Executive
                                 Officer of iCast Comedy Corporation, an
                                 Internet-based content provider, and from
                                 January 2001 to August 2002, Chief Executive
                                 Officer of Comedy Lab Productions, Inc., a successor to a portion of iCast's business. The agreements entered into with respect to the acquisition of U.S. Concepts require the Company to use its reasonable best efforts to nominate and elect Mr. Murphy as a director of the Company for so long as Mr. Murphy remains an employee of U.S. Concepts or any affiliate of the Company.

John A. Ward, III                Mr. Ward has been the interim Chief Executive
Age: 60                          Officer of Doral Financial Corporation since
Director since July 2002         September 15, 2005, and will serve in such
                                 capacity until Doral files its 10-K for its year ended December 31, 2005, at which time he will become Doral's non-executive Chairman of the Board. Previously, Mr. Ward was the
                                 Chairman and Chief Executive Officer of
                                 American Express Bank from January 1996 until
                                 September 2000, and President of Travelers
                                 Cheque Group from April 1997 until September
                                 2000. Mr. Ward joined American Express
                                 following a 27-year career at Chase Manhattan
                                 Bank, during which he held various senior posts in the United States, Europe and Japan. His last position at Chase was that of Chief
                                 Executive Officer of ChaseBankCard Services, which he held from 1993 until 1995. Presently serves as a director of Rewards Network Inc., Innovative Card Technologies Inc. and Primus
                                 Guaranty, Ltd.

Erwin I. Mevorah                 Mr. Mevorah was appointed the Company's Chief
Age: 43                          Financial Officer on September 29, 2005. Prior
Chief Financial Officer          to his appointment as Chief Financial Officer,
                                 from April 1, 2005, Mr. Mevorah served as the
                                 Company's Senior Vice President - Finance, and from October 15, 2003 until that time, he served as the Vice President - Finance of U.S.
                                 Concepts. From November 2000 until he joined
                                 U.S. Concepts, Mr. Mevorah was the Chief

                                 Financial and Administrative Officer of
                                 Cognitive Arts, a privately held developer and publisher of on-line training and educational courses. Earlier, he held Chief Financial Officer positions with Broadband Studios, Inc. and Meigher Communications, L.P. Mr. Mevorah, a C.P.A., has also served as a Vice President of Accounting with Gabelli Funds, Inc., and he began his career as an Audit Supervisor with Coopers & Lybrand.

Audit Committee

     The Company has an Audit Committee currently composed of Herbert M. Gardner (Chairman), John A. Ward, III and James H. Feeney. During Fiscal 2006 and until his appointment as the Company's President and Chief Executive Officer, Mr. Particelli was a member of the Audit Committee. As a result of his appointment, Mr. Particelli became ineligible to serve on that Committee and the resulting vacancy was filled by Mr. Ward. The Board of Directors has determined that Herbert M. Gardner is an "audit committee financial expert," as such term is defined in Item 401(h) of Regulation S-K and is independent as defined in rule 4200(a)(15) of the listing standards of the National Association of Securities Dealers.

Compliance With Section 16(a) Of The Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and Directors and persons who own more than 10% of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. To the Company's knowledge, based solely on a review of the Forms 3, 4, and 5 submitted to the Company during and with respect to Fiscal 2006, there were no known failures to file a required Form 3, 4 or 5 and no known late filings of a required Form 3, 4 or 5 during Fiscal 2006 by any person required to file such forms with respect to the Company pursuant to Section 16 of the Exchange Act, other than one late filing of a Form 4 by Mr. Amershadian.

Code of Conduct

     The Company maintains a Code of Conduct that is applicable to all of the Company's and its subsidiaries' employees, including the Company's Chief Executive Officer and Chief Financial Officer. The Code of Conduct, which satisfies the requirements of a "code of ethics" under applicable Securities and Exchange Commission rules, contains written standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely and understandable public disclosures and communications, including financial reporting; compliance with applicable laws, rules and regulations; prompt internal reporting of violations of the code; and accountability for adherence to the code.

Item 11.  Executive Compensation.

     The following table sets forth the total compensation paid to John Benfield, the Company's Chief Executive Officer during Fiscal 2006, Donald A. Bernard, who was the Company's Chief Financial Officer during Fiscal 2006 until September 29, 2005, and to each of the Company's current executive officers whose compensation exceeded $100,000 during Fiscal 2006 (collectively, the "Named Executive Officers"). Mr. Benfield was replaced by Marc Particelli as the Company's Chief Executive Officer subsequent to the end of Fiscal 2006.

                                            SUMMARY COMPENSATION TABLE

                                          Annual Compensation               Long-Term Compensation
                                          -------------------               ----------------------

                                                               Other                    Securities
                                                               Annual      Restricted   Underlying    All Other
Name and                    Fiscal                             Compen-       Stock       Options/      Compen-
Principal Position           Year    Salary($)    Bonus($)     sation(1)    Awards($)     SARs(#)     sation($)
------------------           ----    ---------    --------     ---------    ---------     -------     ---------
John P. Benfield             2006    $300,000     $0           $6,000          -            -         $6,874(2)
President and Chief          2005    $292,708     $0           $6,000          -            -         $6,125(2)
Executive Officer            2004    $300,000     $0           $6,000          -          70,000      $6,000(2)

Erwin I. Mevorah(3)          2006    $250,000     $50,000      $6,000      $215,000(5)      -         $6,497(2)
Chief Financial              2005    $220,000     $44,319      $0              -            -         $6,125(2)
Officer                      2004    $97,500(4)   $0           $0              -            -         $5,114(2)

Paul A. Amershadian          2006    $300,000     $0           $6,000          -            -         $2,299(2)
Executive Vice President -   2005    $292,708     $0           $6,000          -            -         $1,000(2)
Marketing and Sales          2004    $300,000     $0           $6,000          -          70,000      $6,000(2)

Brian Murphy                 2006    $300,000     $50,000      $12,000         -            -         $6,475(2)
Chief Executive Officer -    2005    $300,000     $0           $12,000         -            -         $6,125(2)
U.S. Concepts LLC            2004    $350,000     $0           $12,000         -            -         $6,150(2)

Donald Bernard               2006    $300,000     $0           $6,000          -            -         $6,024(2)
Former Chief                 2005    $292,708     $0           $6,000          -            -         $6,000(2)
Financial Officer(3)         2004    $300,000     $0           $6,000          -          70,000      $6,000(2)

(1)  Represents car allowance.
(2) Represents the aggregate of the executive's share of Company's matching contribution to Company's 401(k) Retirement Plan, except for Mr. Amershadian in Fiscal 2005, and the Company's payments for life insurance, which amounted to approximately $1,000 for each executive in each fiscal year.
(3) Mr. Mevorah became Chief Financial Officer effective September 29, 2005, replacing Donald A. Bernard, who remained an executive vice president of the Company until the end of Fiscal 2006.
(4)  Represents salary from October 15, 2003 (date of hire) through March 31,
     2004.
(5) Represents the grant of 100,000 shares of Common Stock on March 31, 2006 with a fair market value on the grant date of $2.15.

Stock Options

     The following table sets forth certain information concerning stock options exercised by the Named Executive Officers during Fiscal 2006 and unexercised stock options held by such individuals at the end of Fiscal 2006. No stock options were granted to any of the Named Executive Officers during Fiscal 2006.

Aggregated Option Exercises in Fiscal 2006 and FY-End Option Values

                                                                                        Value of
                                                         Number of Unexercised         Unexercised
                                                           Options at Fiscal       In-the-Money Options
                                                              Year End (#)        at Fiscal Year End ($)
                       Shares Acquired      Value             Exercisable/            Exercisable/
Name                   on Exercise (#)   Realized ($)        Unexercisable          Unexercisable (1)
----                   ---------------   ------------        -------------          -----------------
John P. Benfield           234,121         $291,000            350,000/0               $119,000/$0
Erwin I. Mevorah              --                --                0/0                     $0/$0
Paul A. Amershadian        110,241         $209,000            333,880/0               $103,000/$0
Brian Murphy                  --                --             237,500/0                  $0/$0
Donald A. Bernard          234,121         $291,000            350,000/0               $119,000/$0

(1) The value has been determined based on the average trading price on March 31, 2006, which was $2.15.

Executive Employment Contracts, Termination of
Employment and Change-in-Control Arrangements

     On June 14, 2006, the Board of Directors of the Company accepted the resignation of John Benfield, the Company's President, Chief Executive Officer and Chairman of the Board, and appointed Marc C. Particelli, a member of the Company's Board of Directors, to serve as President, Chief Executive Officer and Chairman of the Board on an interim basis. Both Mr. Benfield's resignation and Mr. Particelli's appointment were effective as of July 12, 2006. In connection with Mr. Benfield's resignation, the Company and Mr. Benfield entered into an Agreement pursuant to which Mr. Benfield will, until July 1, 2007, continue to be compensated at the rate of $300,000 per annum and receive the same benefits previously provided to him by the Company as its Chief Executive Officer. In consideration of the foregoing, Mr. Benfield will remain employed by the Company on a full-time basis to assist in the transition for a period of three months. Pursuant to the Agreement with Mr. Benfield described above, Mr. Benfield's Employment Agreement with the Company terminated on July 12, 2006.

     In connection with his appointment as interim Chief Executive Officer, Mr. Particelli entered into an Employment Agreement with the Company pursuant to which Mr. Particelli will be paid an annual salary of $250,000 for devoting approximately 50% of his working time to the Company. In addition, for his agreement to serve as interim President, Chief Executive Officer and Chairman of the Board, the Board approved the grant to Mr. Particelli of a five-year stock option to purchase 80,000 shares of the Company's Common Stock at a price of $1.57 per share (the market price of the common stock on the date the grant was authorized).

     On September 29, 2005, Mr. Mevorah was appointed to serve as the Company's Chief Financial Officer. Mr. Mevorah is a party to an employment agreement, dated April 1, 2005, under which he is paid a base salary of $250,000. The initial term of the agreement expired on April 1, 2006 but automatically renews on a monthly basis unless and until terminated by either party thereto upon at least thirty days notice.

     Pursuant to an employment agreement, dated September 29, 1995, as amended, the Company employs Mr. Amershadian as Executive Vice President - Marketing and Sales. The agreement, as amended, currently provides for a base salary of $300,000 and payment of such bonuses or additional compensation as the Board of Directors may determine in its sole discretion. The term of the agreement expires on March 31, 2007.

     Pursuant to an employment agreement, dated December 29, 1998, as amended, the Company's subsidiary, U.S. Concepts, employs Mr. Murphy as President and Chief Executive Officer. The agreement currently provides for a base salary of $300,000, with increases in the annual base salary in the event U.S. Concepts' pre-tax earnings exceed certain annually established thresholds. The term of Mr. Murphy's employment agreement expired on March 31, 2006 but automatically renews on a monthly basis unless and until terminated by either party thereto upon at least ninety days notice.

     Pursuant to an employment agreement that became effective April 1, 2006, Mr. Bernard resigned as a director and executive officer of the Company, his salary was reduced to $100,000 per annum, he is required to devote no more than 10 working days per month to the performance of services on behalf of the Company, and he is no longer eligible to participate in the Company's bonus and stock option plans. The employment agreement terminates on March 31, 2009 and is not subject to renewal.

     Each employment agreement prohibits the executive officer that is a party thereto from competing with the Company or inducing or attempting to influence any employee of the Company or any subsidiary to terminate his employment with the Company or any subsidiary during the term of the agreement and for a period of two years after the termination of the officer's employment with the Company, in the case of Mr. Amershadian, 18 months after the termination of the officer's employment with the Company, in the case of Messrs. Mevorah and Murphy, and six months after the termination of the officer's employment with the Company, in the case of Mr. Particelli. Each agreement also prohibits the executive officer from disclosing certain confidential information of the Company.

Compensation of Directors

     For Fiscal 2006, each non-employee Director received an annual stipend equal to $20,000 per annum, a fee of $1,500 per Board meeting attended and a fee of $750 per Committee meeting attended. All Directors are reimbursed for reasonable travel expenses incurred in connection with attending Board meetings.

     In addition, pursuant to the Company's 2002 Long-Term Incentive Plan, each of the Company's non-employee Directors is granted an option to purchase 10,000 shares of Common Stock on April 30 of each year, exercisable at the fair market value of the shares of Common Stock on the date of grant. Each such option becomes exercisable as to 5,000 of the shares covered thereby on the date of grant and as to the remaining 5,000 shares on the first anniversary of the date of grant.

Compensation Committee Interlocks and Insider Participation

     During Fiscal 2006, Thomas E. Lachenman was a member of the Company's Compensation Committee. In connection with the Company's acquisition of Optimum, the Company entered into an agreement with Mr. Lachenman, the former owner of Optimum, for the lease of the Cincinnati principal office of Optimum. The lease provides for annual rental payments, currently at $167,000, adjusted annually based upon changes in the local consumer price index. The lease expires in December 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information as of July 24, 2006 based on 7,084,751 shares of Common Stock outstanding on such date with respect to stock ownership of (i) those persons or groups known to the Company to beneficially own more than 5% of the Company's outstanding Common Stock, (ii) each of the Directors and nominees of the Company and the Company's executive officers named in the summary compensation table, and (iii) the Company's Directors and executive officers as a group. Unless otherwise indicated, the named beneficial owner has sole voting and investment power with respect to the shares.

                                                         Amount and Nature                  Percent
       Name and Address of Beneficial Owner          of Beneficial Ownership(1)           of Class(1)
       ------------------------------------          --------------------------           -----------
(i)    Beneficial Owners of More Than 5% of the
       Common Stock (Other Than Directors,
       Nominees and Executive Officers)

       John P. Benfield                                      765,278(2)                      10.5%
       c/o CoActive Marketing Group, Inc.
       75 Ninth Avenue
       New York, NY 10011

       Donald A. Bernard                                     742,748(3)                      10.2%
       c/o CoActive Marketing Group, Inc.
       75 Ninth Avenue
       New York, NY 1011

                                                         Amount and Nature                  Percent
       Name and Address of Beneficial Owner          of Beneficial Ownership(1)           of Class(1)
       ------------------------------------          --------------------------           -----------
       Rutabaga Capital Management                           586,017(4)                       8.3%
       64 Broad Street, 3rd Floor
       Boston, MA 02109

(ii)   Directors, Nominees and Executive Officers

       Brian Murphy                                          637,500(5)                       8.7%
       c/o CoActive Marketing Group, Inc.
       75 Ninth Avenue
       New York, NY 10011

       Thomas E. Lachenman                                   488,198(6)                       6.8%
       c/o Optimum Group LLC
       9745 Mangham Drive
       Cincinnati, OH  45215

       Paul A. Amershadian                                   403,196(7)                       5.5%
       c/o CoActive Marketing Group, Inc.
       75 Ninth Avenue
       New York, NY 10011

       Herbert M. Gardner                                    210,009(8)                       2.9%
       c/o CoActive Marketing Group, Inc.
       75 Ninth Avenue
       New York, NY 10011

       John A. Ward, III                                     145,750(9)                       2.0%
       c/o CoActive Marketing Group, Inc.
       75 Ninth Avenue
       New York, NY 10011

       Erwin I. Mevorah                                      100,000(10)                      1.4%
       c/o CoActive Marketing Group, Inc.
       75 Ninth Avenue
       New York, NY 10011

       Marc C. Particelli                                     76,000(11)                      1.1%
       c/o CoActive Marketing Group, Inc.
       75 Ninth Avenue
       New York, NY 10011

       James H. Feeney                                        30,000(12)                         *
       c/o CoActive Marketing Group, Inc.
       75 Ninth Avenue
       New York, NY 10011

(iii)  All Directors and Executive Officers
       as a Group (8 persons)                       2,090,653(5)(6)(7)(8)(9)(10)(11)(12)     26.7%

*    Less than 1%.

(1) All information was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission.

(2) Includes 225,000 shares of Common Stock issuable upon exercise of immediately exercisable options.

(3) Includes 225,000 shares of Common Stock issuable upon exercise of immediately exercisable options.

(4)  Based solely on a Schedule 13G filed with the SEC on February 14, 2006.

(5) Includes 237,500 shares of Common Stock issuable upon exercise of immediately exercisable options.

(6) Includes 52,500 shares of Common Stock issuable upon exercise of immediately exercisable options and 325,698 shares of Common Stock registered in the name of OG Holding Corporation Liquidation Trust. Mr. Lachenman is the trustee of OG Holding Corporation Liquidation Trust and owns the entire interest of the trust in the shares of Common Stock held by the trust.

(7) Includes 225,000 shares of Common Stock issuable upon exercise of immediately exercisable options. Also includes 163,196 shares of Common Stock pledged to the Company as security for loans from the Company in the aggregate principal amount of $550,000. See "Certain Relationships And Related Transactions."

(8) Includes 40,766 shares of Common Stock issuable upon exercise of immediately exercisable warrants, 73,125 shares of Common Stock issuable upon exercise of immediately exercisable options, 10,000 shares of Common Stock held in a qualified plan, and 46,299 shares of Common Stock held in individual retirement accounts for the benefit of Mr. Gardner. Excludes (i) 23,766 shares of Common Stock held by Mr. Gardner's wife, as to which Mr. Gardner disclaims any beneficial interest, and (ii) 4,750 shares of Common Stock owned by the Gardner Family Foundation, a charitable organization, of which Mr. Gardner is President and a board member.

(9) Includes 28,750 shares of Common Stock issuable upon exercise of immediately exercisable options.

(10) Includes 100,000 shares of Common Stock which are subject to forfeiture pursuant to a Restricted Stock Agreement.

(11) Includes 70,000 shares of Common Stock issuable upon exercise of immediately exercisable options.

(12) Includes 30,000 shares of Common Stock issuable upon exercise of immediately exercisable options.

Item 13.  Certain Relationships and Related Transactions.

Loans to Paul Amershadian

     The Company has made loans to Paul A. Amershadian, a director of the Company and its Executive Vice President-Marketing and Sales, aggregating $550,000, which are evidenced by an Amended and Restated Promissory Note dated May 24, 2001, which became due on May 24, 2006. The Amended and Restated Promissory Note provides for payment of interest at a floating rate equal to the highest rate at which the Company pays interest on its bank borrowings (8.25% at March 31, 2006). On April 26, 2006, Mr. Amershadian surrendered to the Company for cancellation 153,052 shares of Common Stock as payment in full of interest in the amount of approximately $283,000 accrued through May 24, 2006. Mr. Amershadian is currently in default in respect of the principal amount due under the Amended and Restated Promissory Note. The loans are secured by a first lien and security interest in 163,196 shares of Common Stock owned by Mr. Amershadian and a second mortgage on Mr. Amershadian's home.

Lease of Optimum Office

     In connection with the Company's acquisition of Optimum, the Company entered into an agreement with Thomas Lachenman, a director of the Company and former owner of Optimum, for the lease of the Cincinnati principal office of Optimum, which is owned by Mr. Lachenman. The agreement provides for annual rental payments, currently $167,000, adjusted annually based upon changes in the local consumer price index. The lease expires in December 2010.

Item 14.  Principal Accounting Fees and Services.

     The following table sets forth the aggregate fees billed to the Company for Fiscal 2006 and Fiscal 2005, by BDO Seidman, LLP:

                                                   Fiscal 2006(1)  Fiscal 2005
Audit Fees (for audit of annual financial
   statements and review of quarterly
   financial statements)                              $273,800       $267,000

Audit-Related Fees                                           -              -

Tax Fees (for federal, State and local tax
   compliance and planning)                             30,000         31,100

All Other Fees (in connection with restatement
   of financial statements for prior periods)           21,000              -
                                                      --------       --------
            Total                                     $324,800       $298,100
                                                      ========       ========

(1) Represents aggregate of amounts paid and accrued for services rendered with respect to Fiscal 2006.

Pre-Approval Policies and Procedures

     The Audit Committee has adopted a policy requiring pre-approval by the Audit Committee of all services (audit and non-audit) to be provided to the Company by its independent auditor. In accordance with that policy, the Audit Committee approved all services rendered to the Company by BDO in Fiscal 2006 and has determined that the provision of non-audit services by BDO to the Company was compatible with maintaining the independence of BDO.

                                     PART IV

Item 15.    Exhibits and Financial Statement Schedules.


Exhibit
Number    Description of Exhibits.
------    ------------------------

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

                                  COACTIVE MARKETING GROUP, INC.

                                  By: /s/ ERWIN I. MEVORAH
                                      ----------------------------------------
                                                Erwin I. Mevorah
                                             Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  Dated: July 31, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

         Signature and Title                        Signature and Title
         -------------------                        -------------------

By: /s/ MARC PARTICELLI                     By: /s/ ERWIN I. MEVORAH
    ---------------------------------           --------------------------------
           Marc Particelli                            Erwin I. Mevorah
            President and                          Chief Financial Officer
Chief Executive Officer and Director              (Principal Financial and
    (Principal Executive Officer)                    Accounting Officer)
Dated: July 31, 2006                        Dated: July 31, 2006


By: /s/ PAUL A. AMERSHADIAN                 By: /s/ HERBERT M. GARDNER
    ---------------------------------           --------------------------------
         Paul A. Amershadian                        Herbert M. Gardner
Executive Vice President - Marketing                     Director
       and Sales and Director
Dated: July 31, 2006                        Dated: July 31, 2006


By: /s/ JAMES H. FEENEY                     By: /s/ BRIAN MURPHY
    ---------------------------------           --------------------------------
           James H. Feeney                             Brian Murphy
              Director                                   Director
Dated: July 31, 2006                        Dated: July 31, 2006


By: /s/ THOMAS E. LACHENMAN                 By: /s/ JOHN A. WARD, III
    ---------------------------------           --------------------------------
         Thomas E. Lachenman                         John A. Ward, III
              Director                                   Director
Dated: July 31, 2006                        Dated: July 31, 2006