Form 10-Q
period 2006-06-30
COACTIVE MARKETING GROUP INC
filed 2006-08-14
CIK 886475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______


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


Registrant's telephone number, including area code: (212) 660-3800
                                                    --------------

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

             Yes [ ]                                    No [X]

As of August 14, 2006, 7,194,751 shares of the Registrant's Common Stock, par value $.001 per share, were outstanding.

================================================================================

                                      INDEX
                                      -----

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements of CoActive Marketing Group, Inc.
           and Subsidiaries (Unaudited)

           Consolidated Balance Sheets - June 30, 2006 and
             March 31, 2006 (Audited)                                         3

           Consolidated Statements of Operations - Three months ended
             June 30, 2006 and June 30, 2005                                  4

           Consolidated Statement of Stockholders' Equity -
             Three months ended June 30, 2006                                 5

           Consolidated Statements of Cash Flows - Three months ended
             June 30, 2006 and June 30, 2005                                  6

           Notes to Unaudited Consolidated Financial Statements               7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          18

Item 4.  Controls and Procedures                                             19

PART II - OTHER INFORMATION
---------------------------

Items 1, 1A, 2, 3, 4 and 5.  Not Applicable

Item 6.  Exhibits                                                            19

SIGNATURES                                                                   20


                         PART I - FINANCIAL INFORMATION
                         COACTIVE MARKETING GROUP, INC.
                           Consolidated Balance Sheets
                        June 30, 2006 and March 31, 2006

                                                                          June 30, 2006    March 31, 2006*
                                                                          --------------   --------------
                                                                           (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                              $    2,573,793   $    3,929,438
   Accounts receivable, net of allowance for doubtful accounts of
      $345,000 at June 30, 2006 and $325,000 at March 31, 2006                14,420,263       10,726,762
   Unbilled contracts in progress                                              2,540,524        2,657,393
   Deferred contract costs                                                     1,616,685        2,452,141
   Prepaid expenses and other current assets                                     629,416          589,762
   Prepaid taxes and other receivables                                           148,496          150,623
   Current assets of discontinued operations                                          --        3,640,069
                                                                          --------------   --------------
      Total current assets                                                    21,929,177       24,146,188

Property and equipment, net                                                    3,691,936        3,833,943

Note and interest receivable from officer                                        554,919          826,341
Goodwill                                                                       7,357,203        7,357,203
Intangible asset                                                                 200,000          200,000
Deferred financing costs, net                                                     84,214           86,616
Other assets                                                                      37,002           49,919
 Deferred tax asset                                                            4,546,363        4,993,025
 Noncurrent assets of discontinued operations                                         --          487,945
                                                                          --------------   --------------
    Total assets                                                          $   38,400,814   $   41,981,180
                                                                          ==============   ==============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                       $    3,617,108   $    4,505,344
   Deferred revenue                                                           13,696,845       14,615,265
   Accrued job costs                                                           1,258,726        1,368,235
   Accrued compensation                                                        1,679,985        1,494,432
   Other accrued liabilities                                                   2,680,864        1,370,728
   Deferred taxes payable                                                        247,272          247,272
   Notes payable bank - current                                                1,000,000        1,000,000
   Current liabilities of discontinued operations                                     --        2,464,371
                                                                          --------------   --------------
      Total current liabilities                                               24,180,800       27,065,647

Notes payable bank - long term                                                 1,750,000        2,000,000
Deferred rent                                                                  2,595,769        2,613,541
Noncurrent liabilities of discontinued operations                                     --          723,827
                                                                          --------------   --------------
   Total liabilities                                                          28,526,569       32,403,015
                                                                          --------------   --------------
Stockholders' equity:
   Class A convertible preferred stock, par value $.001;                              --               --
      authorized 650,000 shares; none issued and outstanding
   Class B convertible preferred stock, par value $.001;                              --               --
      authorized 700,000 shares; none issued and outstanding
   Preferred stock, undesignated; authorized 3,650,000 shares;                        --               --
      none issued and outstanding
   Common stock, par value $.001; authorized 25,000,000 shares;
      issued and outstanding 7,084,751 shares at June 30, 2006
      and 6,831,423 at March 31, 2006, respectively                                7,084            6,831
   Additional paid-in capital                                                 10,494,004       10,250,003
   Accumulated deficit                                                          (626,843)        (678,669)
                                                                          --------------   --------------
      Total stockholders' equity                                               9,874,245        9,578,165
                                                                          --------------   --------------
    Total liabilities and stockholders' equity                            $   38,400,814   $   41,981,180
                                                                          ==============   ==============

*The consolidated balance sheet as of March 31, 2006 has been summarized from the Company's audited balance sheet as of that date.

See accompanying notes to unaudited consolidated financial statements.


                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Operations
                    Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                               2006            2005
                                                           ------------    ------------
Sales                                                      $ 26,752,505    $ 18,905,593

Operating expenses:
    Reimbursable program costs and expenses                  10,665,294       6,566,179
    Outside production and other program expenses             7,687,399       5,751,331
    Compensation expense                                      5,295,872       5,130,984
    General and administrative expenses                       2,742,838       2,295,159
                                                           ------------    ------------
Total operating expenses                                     26,391,403      19,743,653
                                                           ------------    ------------

Operating income (loss)                                         361,102        (838,060)

Interest expense, net                                           (37,018)        (56,529)
Other income                                                     57,000              --
                                                           ------------    ------------
Income (loss) from continuing operations before
    provision (benefit) for income taxes                        381,084        (894,589)

Provision (benefit) for income taxes                            152,434        (330,503)
                                                           ------------    ------------

Income (loss) from continuing operations                        228,650        (564,086)
                                                           ------------    ------------
Discontinued operations:
    Loss from discontinued operations, net of tax
      (benefit) provision of ($32,591) and $41,558,             (49,650)         (1,933)
      respectively
    Net loss on disposal of discontinued operations,
      net of tax provision of $302,004                         (127,174)             --
                                                           ------------    ------------
Loss from discontinued operations                              (176,824)         (1,933)
                                                           ------------    ------------

Net income (loss)                                          $     51,826    $   (566,019)
                                                           ============    ============
Basic earnings (loss) per share:
    Income (loss) from continued operations                $        .03    $       (.09)
    Loss from discontinued operations                              (.02)             --
                                                           ------------    ------------
    Net income (loss) per share                            $        .01    $       (.09)
                                                           ============    ============
Diluted earnings (loss) per share:
    Income (loss) from continued operations                $        .03    $       (.09)
    Loss from discontinued operations                              (.02)             --
                                                           ------------    ------------
    Net income (loss) per share                            $        .01    $       (.09)
                                                           ============    ============

Weighted average number of common shares
    outstanding:
      Basic                                                   6,785,054       6,261,690
      Dilutive effect of options and warrants                   301,613              --
                                                           ------------    ------------
      Diluted                                                 7,086,667       6,261,690
                                                           ============    ============

See accompanying notes to unaudited consolidated financial statements.


                         COACTIVE MARKETING GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                        Three Months Ended June 30, 2006
                                   (Unaudited)


                                              Common Stock
                                             par value $.001             Additional                        Total
                                       ----------------------------       Paid-in       Accumulated     Stockholders'
                                          Shares          Amount          Capital         Deficit         Equity
                                       ------------    ------------    ------------    ------------    ------------
Balance, March 31, 2006                   6,831,423    $      6,831    $ 10,250,003    $   (678,669)   $  9,578,165

Exercise of options                         361,380             361         433,295              --         433,656

Issuance of non-vested stock, net
    of forfeitures                           45,000              45             (45)             --              --

Retirement of common stock in
     connection with payment of
     interest on note receivable           (153,052)           (153)       (282,994)             --        (283,147)

Compensation cost recognized in
    connection with non-vested stock             --              --          19,812              --          19,812

Compensation cost recognized in
    connection with stock options                --              --          73,933              --          73,933

Net income                                       --              --              --          51,826          51,826

                                       ------------    ------------    ------------    ------------    ------------
Balance, June 30, 2006                    7,084,751    $      7,084    $ 10,494,004    $   (626,843)   $  9,874,245
                                       ============    ============    ============    ============    ============

See accompanying notes to unaudited consolidated financial statements.


                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Cash Flows
                    Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)
                                                                                   2006            2005
                                                                               ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                                           $     51,826    $   (566,019)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                                 226,089         178,741
      Deferred rent amortization                                                    (17,772)         (6,167)
      Provision for bad debt expense                                                312,980           6,000
      Interest income on note receivable from officer                               (11,725)         (7,292)
      Compensation expense on non-vested stock and stock options                     93,745              --
      Deferred income taxes                                                         214,590        (330,341)
      Loss from discontinued operations                                              49,650           1,933
      Net loss on disposal of discontinued operations, net of tax                   127,174             --
      Changes in operating assets and liabilities:
         Increase in accounts receivable                                         (3,740,481)     (3,766,484)
         Decrease (increase) in unbilled contracts in progress                      116,869        (366,583)
         Decrease (increase) in deferred contract costs                             835,456        (655,222)
         (Increase) decrease in prepaid expenses and other assets                   (26,737)         18,177
         Decrease in prepaid taxes and other receivables                              2,127          73,904
         (Decrease) increase in accounts payable                                   (888,236)      1,008,186
         (Decrease) increase in deferred revenue                                   (652,420)        403,123
         (Decrease) increase in accrued job costs                                  (109,509)      1,351,481
         Increase in accrued compensation                                           185,553         861,834
         Increase (decrease) in other accrued liabilities                         1,310,136        (199,188)
                                                                               ------------    ------------

         Net cash used in operating activities of continuing operations          (2,452,685)     (1,993,917)
         Operating activities of discontinued operations                           (104,936)         44,909
                                                                               ------------    ------------
         Net cash used in operating activities                                   (2,557,621)     (1,949,008)
                                                                               ------------    ------------
Cash flows from investing activities:
   Proceeds from sale of discontinued operations                                  1,100,000              --
   Purchases of fixed assets                                                        (76,680)       (119,004)
                                                                               ------------    ------------
         Net cash provided by (used in) investing activities of
          continuing operations                                                   1,023,320        (119,004)
         Investing activities of discontinued operations                                 --         (44,910)
                                                                               ------------    ------------
         Net cash provided by (used in) investing activities                      1,023,320        (163,914)
                                                                               ------------    ------------
Cash flows from financing activities:
   Proceeds from exercise of stock options                                          433,656              --
   Borrowings of debt                                                                    --         800,000
   Payments of debt                                                                (250,000)       (834,500)
   Financing costs                                                                   (5,000)         (8,484)
                                                                               ------------    ------------
         Net cash provided by (used in) financing activities                        178,656         (42,984)
                                                                               ------------    ------------

         Net decrease in cash and cash equivalents                               (1,355,645)     (2,155,906)

Cash and cash equivalents at beginning of period                                  3,929,438       2,171,103
                                                                               ------------    ------------
Cash and cash equivalents at end of period                                     $  2,573,793    $     15,197
                                                                               ============    ============
Supplemental disclosures of cash flow information:
   Interest paid during the period                                             $     61,323    $     51,163
                                                                               ============    ============
   Income tax paid during the period                                           $      7,776    $      7,453
                                                                               ============    ============

Noncash activities relating to investing and financing activities:
   Retirement of common stock in connection with payment of interest
        on note receivable                                                     $    283,147    $         --
                                                                               ============    ============
   Amortization of projected reimbursements from clients for straight
        lining of rent                                                         $         --    $      9,190
                                                                               ============    ============

See accompanying notes to unaudited consolidated financial statements.

                 CoActive Marketing Group, Inc. and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

                             June 30, 2006 and 2005

(1)      Basis of Presentation
         ---------------------

         The interim financial statements of CoActive Marketing Group, Inc. (the "Company") for the three months ended June 30, 2006 and 2005 have been prepared without audit. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results for a full year.

         The consolidated financial statements of the Company include the financial statements of the Company and its wholly-owned subsidiaries. In addition, through May 22, 2006, the consolidated financial statements included the accounts of a variable interest entity, Garcia Baldwin, Inc. d/b/a MarketVision ("MarketVision"), an affiliate that provided ethnically oriented marketing and promotional services. All significant intercompany balances and transactions had been eliminated in consolidation. The Company owned 49% of the common stock of MarketVision. A third party owned the remaining 51%. The third party owned portion of Market Vision was accounted for as minority interest in the Company's consolidated financial statements. As disclosed in
         Note 2, the Company sold its 49% interest in MarketVision in May 2006, and all amounts relating to Market Vision have been reclassified as discontinued operations on the Company's financial statements.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2006.

(2)      Investment in MarketVision
         --------------------------

         On May 22, 2006, the Company sold its 49% interest in MarketVision back to MarketVision for $1,100,000. In connection with the sale, the Company recorded a pre-tax gain of $174,830 (corresponding to an after tax loss of $127,174). The Company has recorded a tax provision of approximately $300,000 on the sale of its investment in MarketVision. Such amount is included in the computation of the net loss on disposal of discontinued operations with a corresponding reduction in the Company's deferred tax asset on its consolidated balance sheet. Accordingly, due to the availability of net operating loss carryforwards, the Company does not anticipate having any material tax payments due as a result of this sale. The results of operations for MarketVision for the period April 1, 2006 through May 22, 2006, as well as for the three months ended June 30, 2005, have been reclassified to discontinued operations, on a net of tax basis. Summarized financial information for MarketVision, reflected as discontinued operations, is as follows:

        Balance Sheet at March 31, 2006:

                        Cash                                     $ 1,962,106
                        Accounts receivable, net                     903,154
                        Unbilled contracts in progress               673,335
                        Prepaid  expenses and other current assets    99,414
                        Prepaid taxes and other receivables            2,060
                        Property and equipment, net                  229,714
                        Goodwill                                     244,379
                        Other assets                                  13,852
                        Accounts payable                           1,239,915
                        Deferred revenue                             965,566
                        Accrued job costs                            245,390
                        Accrued compensation                          13,500
                        Minority interest                            723,827

Results of Operations for the period April 1, 2006 trough May 22, 2006 and the three months ended June 30, 2005:

                                                   April 1,        Three months
                                                  to May 22,          ended
                                                     2006         June 30, 2005
                                                 -------------    -------------
         Sales                                   $   1,197,677    $   2,606,950
         Operating expenses:
           Reimbursable program costs
             and expenses                              617,663        1,389,629
           Outside production and other
             program expenses                          151,184          190,749
           Compensation expense                        397,082          753,699
           General and administrative
             expenses                                  163,705          235,468
                                                 -------------    -------------
         Total operating expenses                    1,329,634        2,569,545
                                                 -------------    -------------

         Operating (loss) income                      (131,957)          37,405
         Interest (expense) income                      (1,963)             209
         Benefit (provision) for income                 32,591          (41,558)
         taxes
         Minority interest                              51,679            2,011
                                                 -------------    -------------
         Net loss                                $     (49,650)   $      (1,933)
                                                 =============    =============

(3)      Reimbursable Program Costs and Expenses
         ---------------------------------------

         With respect to the delivery of services to certain of its clients and the associated contractual arrangements with such clients, the Company records reimbursements received for reimbursable program costs and expenses as revenues, with the corresponding costs included in operating expenses as reimbursable program costs and expenses. Such costs may include variable employee compensation costs.

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

         Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Goodwill impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of earnings. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has four reporting units representing each of its subsidiaries.

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

         Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. During the three months ended June 30, 2006, the Company has not identified any indication of goodwill impairment in its reporting units.

(6)      Net Income (Loss) Per Share
         ---------------------------

         For the quarter ended June 30, 2006, options and warrants, which expire through March 31, 2016, to purchase 1,453,000 shares of common stock at prices ranging from $1.55 to $10.00 per share were excluded from the computation of diluted earnings per share. For the quarter ended June 30, 2005, options and warrants, which expire through April 30, 2014, to purchase 2,226,133 shares of common stock at prices ranging from $1.12 to $10.00 per share were excluded from the computation of diluted earnings per share. Such options and warrants were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

(7)      Unbilled Contracts in Progress
         ------------------------------

         Unbilled contracts in progress represent revenue recognized in advance of billings rendered based on work performed to date on certain contracts. Accrued job costs are also recorded for such contracts to properly match costs and revenue.

(8)      Deferred Contract Costs
         -----------------------

         Deferred contract costs represent direct contract costs and expenses incurred prior to the Company's related revenue recognition on such contracts. Notwithstanding the Company's accounting policy with regards to deferred contract costs, labor costs for permanent employees are expensed as incurred.

(9)      Deferred Revenue
         ----------------

         Deferred revenue represents contract amounts billed and client advances in excess of revenues earned.

(10)     Deferred Rent
         -------------

         Deferred rent consists of (i) the excess of the allocable straight line rent expense to date as compared to the total amount of rent due and payable through such period, (ii) prior to January 1, 2006, the capitalization of rent during any build out period during which the Company has the right to occupy the space but pays no rent or a reduced rate of rent, and (iii) funds received from landlords to reimburse the Company for the cost, or a portion of the cost, of leasehold improvements. Deferred rent is amortized as a reduction to rent expense over the term of the lease. Effective January 1, 2006, in accordance with FASB Staff Position No. 13-1, "Accounting for Rental Costs Incurred during a Construction Period" ("FSP 13-1"), rental costs associated with any new ground or building operating leases that are incurred during a construction period are recognized as rental expense.

(11)     Notes Payable Bank
         ------------------

         At June 30, 2006, the Company's bank borrowings of $2,750,000 (exclusive of a letter of credit outstanding in the amount of $475,000) reflect the terms and conditions of an Amended and Restated Credit Agreement ("Credit Agreement") entered into with a bank on March 24, 2005, as amended to date. Pursuant to the Credit Agreement, the maximum amount available for borrowing under the revolving credit line is currently $2,000,000, and the term loan is repayable in monthly installments of principal in the amount of $83,333. Prior to entering into an amendment in July 2006, the maximum amount available for borrowing under the revolving credit line had been $3,000,000. The Credit Agreement provides for a number of affirmative and negative covenants which the Company was in compliance with at June 30, 2006.

(12)     Income Taxes
         ------------

         The provision (benefit) for income taxes for the three months ended June 30, 2006 and 2005 is based upon the Company's estimated effective tax rate for the respective fiscal years.

(13)     Accounting for Stock-Based Compensation
         ---------------------------------------

         On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) - "Share-Based Payment" ("SFAS No. 123R"), which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R also amends FASB Statement No. 95, "Statement of Cash Flows," to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. The Company elected to use the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing rewards for which the requisite service has not been rendered as of the date of adoption. The modified prospective transition method also requires that prior periods not be restated. All periods presented prior to April 1, 2006 were accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Accordingly, no compensation cost was recognized for stock options granted prior to April 1, 2006 because the exercise price of the stock options equaled the market value of the Company's common stock at the date of grant, which was the measurement date.

         The adoption of SFAS No. 123R reduced income from continuing operations before provision for income taxes and net income by $93,700 and $56,200, respectively, for the three months ended June 30, 2006. The impact on diluted earnings per share for the three months ended June 30, 2006 was $.01 per share.

         Stock Options

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

         The Company uses the Black-Scholes model to estimate the value of stock options granted under SFAS No. 123R. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of options. The assumptions presented in the table below represent the weighted-average of the applicable assumptions used to value stock options at their grant date. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience of the Company's employees. In determining the volatility assumption, the Company considers the historical volatility of its common stock.

                                                 Three Months Ended June 30,
                                                     2006           2005
                                                 ------------   ------------
         Risk-free interest rate                         4.92%          4.34%
         Expected life - years                           5.00          10.00
         Expected volatility                             42.9%          60.2%
         Expected dividend yield                            0%             0%
         Fair value of option grants             $        .77   $       2.47

A summary of option activity under all plans as of June 30, 2006, and changes during the period then ended is presented below:

                                                                Weighted
                                     Weighted                   average
                                     average        Number      remaining       Aggregate
                                     exercise         of        contractual     intrinsic
                                     price          options       term            value
                                  ------------   ------------   ------------   ------------
Balance at March 31, 2006         $       2.65      1,766,305

Granted (A)                       $       1.61        110,000
Exercised                         $       1.20       (361,380)
Canceled                          $       2.37        (49,375)

                                  ------------   ------------
Balance at June 30, 2006 (vested
    and expected to vest)         $       2.93      1,465,550           2.17   $     17,413
                                  ============   ============   ============   ============
Exercisable at June 30, 2006      $       3.00      1,378,050           1.97   $     10,613
                                  ============   ============   ============   ============

(A) Represents options granted to purchase 30,000 shares at an exercise price of $1.70 and 80,000 shares at an exercise price of $1.57. Of the options granted, 70,000 became exercisable prior to June 30, 2006 and 40,000 are exercisable upon the earlier to occur of the Board of Director's selection of a permanent Chief Executive Officer or June 20, 2007.

The total intrinsic value of options exercised during the three months ended June 30, 2006 was approximately $208,600. Cash received from the exercise of stock options during the three months ended June 30, 2006 was $433,700.

Total unrecognized compensation cost related to unvested stock option awards at June 30, 2006 is approximately $57,500 and is expected to be recognized over a weighted average period of .5 years. Total compensation cost recognized in income for the three months ended June 30, 2006, and the related tax benefit related thereto, amounted to $73,900 and $44,300, respectively, for these option awards.

Non-Vested Stock

As of June 30, 2006, pursuant to certain Restricted Stock Agreements, the Company awarded 235,000 shares of common stock under the Company's 2002 Plan to certain employees (net of 25,000 shares forfeited in April 2006 as a result of the termination of employment of the recipient). The value of the shares at the grant date amounted to approximately $463,000 and will be recognized ratably over the vesting period. The shares of common stock granted pursuant to such agreements vest as follows:

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

A summary of non-vested stock activity as of June 30, 2006, and changes during the period then ended is presented below:

                                                                Weighted
                                    Weighted                     average
                                     average        Number      remaining       Aggregate
                                   grant date         of       contractual      intrinsic
                                   fair value       shares        term           value
                                  ------------   ------------   ------------   ------------
Unvested at March 31, 2006        $       2.13        190,000

Granted                           $       1.60         70,000
Vested                                      --             --
Forfeited                         $       2.13        (25,000)
                                  ------------   ------------

Unvested at June 30, 2006         $       1.97        235,000           2.45   $      9,800
                                  ============   ============   ============   ============

Total unrecognized compensation cost related to unvested stock awards at June 30, 2006 is approximately $443,600 and is expected to be recognized over a weighted average period of 2.5 years. Total compensation cost recognized in income for the three months ended June 30, 2006, and the related tax benefit related thereto, amounted to $19,800 and $7,900, respectively, for these stock awards.

The following table illustrates the effect on net loss and loss per share for the three months ended June 30, 2005 had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to its stock based incentive plans for the three months ended June 30, 2005:


    Net loss as reported                                        $   (566,019)
    Less compensation expense determined under the
      fair value method, net of tax                                   (9,550)
                                                                ------------
    Pro forma net loss                                          $   (575,569)
                                                                ============
    Net loss per share - Basic:
      As reported                                               $       (.09)
      Pro forma                                                 $       (.09)

    Net loss per share - Diluted:
      As reported                                               $       (.09)
      Pro forma                                                 $       (.09)

(14)     Recent Accounting Standards
         ---------------------------

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 58, "Accounting for Uncertainty in Income Taxes
         - an Interpretation of FASB No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on future changes, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

(15)     Lease Accounting Correction
         ---------------------------

         Until the fourth quarter of Fiscal 2005, the Company recognized certain lease obligations as they became due and payable. In light of announcements made by a number of public companies regarding lease accounting and a Securities and Exchange Commission ("SEC") clarification on the subject, the Company corrected its lease accounting in the fourth quarter of Fiscal 2005. As a result, with regard to one of its office leases, the Company corrected its computation of rent expense, depreciation of leasehold improvements and the classification of landlord allowances related to leasehold improvements. The correction did not affect the Company's historical or future cash flows or the timing of payments under the related lease. The effect on the Company's prior years' earnings (loss) per share, cash flow from operations and stockholders' equity were deemed to be immaterial requiring no restatement.

         The Company has historically received reimbursements from certain clients for expenses, including, but not limited to, rent. Such reimbursements are made based on current rental payments payable independent of any straight-lining accounting methodology. Accordingly, in order to match the effect of the straight line rent adjustment to projected future reimbursements from clients, the Company recorded a deferred asset for the estimated portion allocable to these clients. This asset was expected to be amortized over the period of the clients' expected reimbursement.

         In the fourth quarter ended March 31, 2006, the Company determined that the amount of projected client reimbursements could not be estimated with the necessary degree of accuracy and should no longer be carried as an asset on its balance sheets. The Company's determination resulted in part from a trend in its customer contract away from direct reimbursements and towards fixed negotiated fees for services provided. As a result of the determination, the Company recorded a non-cash pre-tax reduction in earnings of approximately $218,000, of which $163,000 was charged to rent expense and $55,000 was charged to amortization expense, to write off the remaining balance of projected client rent reimbursements. In addition, in connection with the adjustment, the Company recorded an increase in property and equipment
         - leasehold improvements of $190,000, a decrease in other assets of $408,000 and a decrease in deferred taxes payable of $85,000.

(16)     Commitment and Contingencies
         ----------------------------

         During the quarter ended June 30, 2006, the Company recorded a $298,000 provision for NYS sales tax for the eight fiscal years 1999 through 2006. This liability arose as a result of a recently completed examination of certain of these years by the taxing authorities. The provision is included in general and administrative expenses in the Company's consolidated statement of operations. The Company is still evaluating whether such assessment is subject to reduction due to potential adjustments.

(17)     Reclassifications
         -----------------

         Certain amounts as previously reported have been reclassified to conform to current year classifications.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words

"estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company's expectations are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006 under "Risk Factors," including but not limited to "Outstanding Indebtedness," Security Interest," "Recent Losses," "Dependence on Key Personnel," "Customers," "Unpredictable Revenue Patterns," "Competition," "Risks Associated with Acquisitions," "Expansion Risk," and "Control by Executive Officers and Directors," in addition to other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         During our fiscal year ended March 31, 2006, and in our first fiscal quarter of fiscal 2007 until May 22, 2006, we provided marketing services targeting the Hispanic community through Garcia Baldwin, Inc., doing business as MarketVision, an affiliate of ours of which we owned 49%. On May 22, 2006, we sold our 49% interest in MarketVision for $1,100,000 in cash. Accordingly, the results of MarketVision for the period from April 1, 2006 to May 22, 2006 and the three months ended June 30, 2005 have been reclassified to discontinued operations. Following that sale, we continue to provide services targeting Hispanic, as well as African American and urban consumers, through our recently launched Urban Concepts platform.

Lease Accounting Correction

         Until the fourth quarter of Fiscal 2005, we recognized certain lease obligations as they became due and payable. In light of recent announcements made by a number of public companies regarding lease accounting and a SEC clarification on the subject, we corrected our lease accounting in the fourth quarter of Fiscal 2005. As a result, with regard to one of our office leases, we corrected our computation of rent expense, depreciation of leasehold improvements and the classification of landlord allowances related to leasehold improvements. The correction did not affect our historical or future cash flows or the timing of payments under the related lease. The effect on prior years' earnings (loss) per share, cash flow from operations and stockholders' equity were deemed to be immaterial requiring no restatement.

         We historically have received reimbursements from certain clients for expenses, including, but not limited to, rent. Such reimbursements are made based on current rental payments payable independent of any straight-lining accounting methodology. Accordingly, in order to match the effect of the straight line rent adjustment to projected future reimbursements from clients, we recorded a deferred asset for the estimated portion allocable to these clients as of March 31, 2005 to correct this error. This asset was expected to be amortized over the period of the clients' expected reimbursement.

         In the fourth quarter ended March 31, 2006, we determined that the amount of projected client reimbursements could not be estimated with the necessary degree of accuracy and should no longer be carried as an asset on our balance sheets. Our determination resulted in part from a trend in our customer contracts away from direct reimbursements and towards fixed negotiated fees for services provided. As a result of the determination, we recorded a non-cash pre-tax reduction in earnings of approximately $218,000, of which $163,000 was charged to rent expense and $55,000 was charged to amortization expense, to write off the remaining balance of projected client rent reimbursements. In addition, in connection with the adjustment, we recorded an increase in property and equipment - leasehold improvements of $190,000, a decrease in other assets of $408,000 and a decrease in deferred taxes payable of $85,000.

         The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2006.

Results of Operations

         The following table presents operating data of the Company expressed as a percentage of sales, net of reimbursable program costs and expenses, for the three months ended June 30, 2006 and 2005:

                                                             Three Months Ended
                                                                 June 30,
                                                        ---------------------------
                                                            2006            2005
                                                        ------------   ------------
Statement of Operations Data:
Sales, net of reimbursable program costs and expenses          100.0%         100.0%
Outside production and other program expenses                   47.8%          46.6%
Compensation expense                                            32.9%          41.6%
General and administrative expenses                             17.0%          18.6%
Operating income (loss)                                          2.2%          (6.8%)
Interest expense, net                                           (0.2)%         (0.5%)
Other income                                                     0.4%            --
Income (loss) from continuing operations before
    provision (benefit) for income taxes                         2.4%          (7.2%)
Provision (benefit) for income taxes                             0.9%          (2.7%)
Income (loss) from continuing operations                         1.4%          (4.6%)
Loss from discontinued operations                               (1.1)%           --
Net income (loss)                                                0.3%          (4.6%)

         Sales. Sales for the quarter ended June 30, 2006 were $26,753,000, compared to sales of $18,906,000 for the quarter ended June 30, 2005, an increase of $7,847,000, or 42%. The following table presents a comparative summary of the components of sales for the three months ended June 30, 2006 and 2005:

                                        Three Months Ended June 30,
                          ---------------------------------------------------------
       Sales                  2006            %             2005            %
                          ------------   ------------   ------------   ------------
Core business             $ 16,087,211           60.1   $ 12,339,414           65.3
Reimbursable costs and
  expenses                  10,665,294           39.9      6,566,179           34.7
                          ------------   ------------   ------------   ------------
  Total sales             $ 26,752,505          100.0   $ 18,905,593          100.0
                          ============   ============   ============   ============

         The net increase in our core business sales for the quarter ended June 30, 2006 reflects higher sales from experiential programs and sales promotion marketing programs. Core business sales were positively affected by the continued growth of sales to our existing clients as well as to new ones. During the quarter, and consistent with recent trends, sales from radio media decreased while new sales promotion programs targeted to large retailers as well as physicians and pharmaceutical companies increased. In particular, during this quarter, we executed for the first time a significant marketing program that integrated both experiential and sales promotion elements, which generated $4.5 million in core business sales. As compared to our first quarter of fiscal 2006, sales of our interactive marketing programs lagged significantly in our first quarter of fiscal 2007.

         With respect to the delivery of services to certain of our clients and the associated contractual arrangements with such clients, we purchase a variety of items and services on their behalf for which we are reimbursed. The amount of reimbursable program costs and expenses, which are included in revenues, will vary from period to period, based on the type and scope of the promotional service being provided. The increase for the three months ended June 30, 2006 is due to an increase of such costs derived from experiential programs.

         Operating Expenses. Operating expenses for three months ended June 30, 2006 increased by $6,648,000, or 34%, and amounted to $26,391,000, compared to $19,744,000 for the three months ended June 30, 2005. The increase in operating expenses resulted from the aggregate of the following:

         Reimbursable Program Costs and Expenses. With respect to the delivery of services to certain of our clients and the associated contractual arrangements with such clients, we purchase a variety of items and services on their behalf for which we are reimbursed. Not included in reimbursable program costs and expenses are certain compensation and general and administrative expenses which are recurring in nature and for which a certain client fee arrangement provides for payment to us of such costs. These costs are included in compensation and general and administrative expenses on our income statement. The amount of reimbursable costs and expenses will vary from period to period, based on the type and scope of the promotional service being provided. Reimbursable costs and expenses for the three months ended June 30, 2006 and 2005 were $10,665,000 and $6,566,000, respectively. The increase in reimbursable costs and expenses of $4,099,000, or 62% is due to an increase of such costs derived from experiential programs.

         Outside Production and other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales. Outside production and other program expenses for the three months ended June 30, 2006 were $7,687,000 compared to $5,751,000 for the three months ended June 30, 2005, an increase of $1,936,000, or 34%. The increase was primarily the result of an increase in experiential and sales promotion program executed during the quarter which resulted in both higher sales as well as related outside production costs and expenses. This increase is due to the mix of clients whereby programs without outside production costs and expenses made up a larger component of total sales in the prior year as compared to the current year. The weighted mix of outside production and other program expenses and the mark-up related to these components may vary significantly from project to project based on the type and scope of the service being provided. Outside production and other program costs as a percentage of sales (exclusive of reimbursements of program costs and expenses) amounted to 48% and 47%, respectively, in the quarters ended June 30, 2006 and 2005.

         Compensation Expense. Compensation expense, exclusive of program reimbursable costs, consist of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For the quarter ended June 30, 2006, compensation expense was $5,296,000, compared to $5,131,000 for the quarter ended June 30, 2005, an increase of $165,000, or 3%. This increase reflects the additional costs associated with the growth of experiential marketing programs, partially offset by lower sales promotion and interactive marketing compensation costs. During the first quarter, we began to realize the benefits of certain staff reductions implemented in Fiscal 2006 as well as economies of scale resulting from increased sales activity. Compensation expense as a percentage of sales (exclusive of program reimbursable costs and expenses) amounted to 33% and 42%, respectively, in the quarters ended June 30, 2006 and 2005. We continue to focus on aligning our staffing costs to match expected revenues.

         General and Administrative Expenses. General and administrative expenses consisting of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts were $2,743,000 for the three months ended June 30, 2006, compared to $2,295,000 for the three months ended June 30, 2005, an increase of $448,000, or 20%. The increase was primarily attributable to a $266,000 charge for a doubtful account in connection with certain reimbursable program costs incurred with regard to a specific client program whose ultimate recoverability from the client is in doubt. In addition, the current quarter increase is due to a $298,000 provision for NYS sales tax for the eight fiscal years 1999 through 2006. This liability arose as a result of a recently completed examination of certain of these years by the taxing authorities. We are still evaluating whether such assessment is subject to reduction due to potential adjustments. This provision was partially offset by a net decrease in professional fees, occupancy costs and other general and administrative expenses. The decreased occupancy costs partially reflect the results of our termination in Fiscal 2006 of our Great Neck, NY office lease. General and administrative expenses as a percentage of sales (exclusive of reimbursable costs and expenses) amounted to 17% and 19%, respectively, in the quarters ended June 30, 2006 and 2005. This decrease, notwithstanding the significant charges in the current period referred to above, reflects the large fixed cost component of this category of expenses.

         Due to the uncertainty regarding the collectibility of certain receivables relating to one customer, we recorded an additional bad debt reserve of approximately $34,000 during the quarter ended June 30, 2006, which is reflected in general and administrative expenses for the period.

         Interest Expense, Net. Net interest expense, consisting of interest expense of $64,000 offset by interest income of $27,000, for the quarter ended June 30, 2006 amounted to $37,000, a decrease of $20,000 as compared to the quarter ended June 30, 2005. Net interest expense in the quarter ended June 30, 2005 amounted to $57,000, consisting of interest expense of $66,000 offset by interest income of $9,000. Interest expense consists primarily of interest on our outstanding bank debt. Interest income consists primarily of interest on our note receivable from an officer, as well as interest on our money market and CD accounts. The reduction in interest expense was a result of reduced debt outstanding during the quarter ended June 30, 2006, partially offset by increased interest rates during such period, in each case, as compared to the quarter ended June 30, 2005.

         Other Income. Other income for the quarter ended June 30, 2006 amounted to $57,000 and consisted of the proceeds from the sale of certain Internet domain names which were not being utilized by the Company.

         Income (Loss) Before Provision (Benefit) for Income Taxes. The Company's income (loss) before the provision (benefit) for income taxes for the quarter ended June 30, 2006 was $381,000 compared to a loss of $895,000 for the quarter ended June 30, 2005.

         Provision (Benefit) for Income Taxes. The provision (benefit) for federal, state and local income taxes for the quarters ended June 30, 2006 and 2005 were based upon the Company's estimated effective tax rate for the respective fiscal years.

         Income (Loss) from Continuing Operations. As a result of the items discussed above, income (loss) from continuing operations for the quarters ended June 30, 2006 and 2005 was $229,000 and ($564,000), respectively. Fully diluted earnings (loss) per share from continuing operations amounted to $.03 for the quarter ended June 30, 2006 versus ($.09) for the quarter ended June 30, 2005.

         Discontinued Operations. Loss from discontinued operations relating to MarketVision was $50,000, on a net of tax basis, for the quarter ended June 30, 2006. Net loss on the disposal of MarketVision was $127,000, on a net of tax basis, for the three months ended June 30, 2006. The loss on the disposal of MarketVision includes a tax liability of approximately $300,000 that will be due as a result of this sale. Prior year amounts have been reclassified to reflect results of operations for MarketVision as of June 30, 2005 as discontinued operations. Fully diluted earnings (loss) per share from discontinued operations amounted to ($.02) for the quarter ended June 30, 2006 versus $.00 for the quarter ended June 30, 2005.

         Net Income (Loss). As a result of the items discussed above, net income
(loss) for the quarter ended June 30, 2006 was $284,000 compared with a net loss of ($566,000) for the quarter ended June 30, 2005. Fully diluted earnings (loss) per share amounted to $.04 for the quarter ended June 30, 2006 versus ($.09) for the quarter ended June 30, 2005.

Liquidity and Capital Resources

         In March 2005, we entered into an Amended and Restated Credit Agreement with Signature Bank, under which amounts available for borrowing under our revolving credit line were increased by $2.4 million to $3 million, and the term loan portion of the credit facility was increased by $1.1 million to $4 million. As a condition to providing its consent to the sale of our interest in MarketVision in May 2006, our secured lender required us to deposit the proceeds of such sale, in the amount of approximately $1.1 million, in a cash collateral account as security for our obligations under the Credit Agreement. As part of a July 12, 2006 amendment to the Credit Agreement, our lender released the cash collateral to us and reduced the amount available for borrowing under our revolving credit line to $2 million.

         Borrowings under the Credit Agreement are evidenced by promissory notes and are secured by all of our assets. We pay Signature Bank a quarterly fee equal to .25% per annum on the unused portion of the revolving credit line. Pursuant to the Amended and Restated Credit Agreement:

o Principal payments on the term loan are made in equal monthly installments of $83,333, with the final payment due in March 2009.
o        The maturity date of loans is March 24, 2008.
o Interest charges on the revolving credit line and term loan accrues at Signature Bank's prime rate (8.25% at June 30, 2006) and its prime rate plus .50%, respectively.

         The Credit Agreement provides for a number of affirmative and negative covenants, restrictions, limitations and other conditions including, among others, (i) limitations regarding the payment of cash dividends, (ii) restriction on the use of proceeds, (iii) prohibition on incurring a consolidated net loss, as defined in the Credit Agreement, in two consecutive fiscal quarters or any fiscal year, (iv) compliance with a defined senior debt leverage ratio and debt service ratio covenants, (v) limitation on annual capital expenditures, and (vi) maintenance of 15% of beneficially owned shares of our common stock by certain members of our management. At June 30, 2006, we were in compliance with our covenants in the Credit Agreement.

         At June 30, 2006, we had cash and cash equivalents of $2,574,000, a working capital deficit of $2,252,000, outstanding bank loans of $2,750,000, an outstanding bank letter of credit of $475,000, $3,000,000 available for borrowing under the revolving credit line, and stockholders' equity of $9,874,000. In comparison, at March 31, 2006, we had cash and cash equivalents of $3,929,000, a working capital deficit of $2,919,000, outstanding bank loans of $3,000,000, an outstanding bank letter of credit of $475,000, $3,000,000 available for borrowing under the revolving credit line, and stockholders' equity of $9,578,000.

         Operating Activities. Net cash used in operating activities was $2,558,000 for the three months ended June 30, 2006. The net cash used in operating activities was primarily attributable to increases in accounts receivable and decreases in deferred revenues and accounts payable. Such variances were partially offset by increases in other accrued liabilities and decreases in deferred contract costs.

         Investing Activities. For the three months ended June 30, 2006, net cash provided by investing activities amounted to $1,023,000 as a result of the $1,100,000 proceeds from the sale of our 49% interest in MarketVision, offset by the purchase of fixed assets of $77,000. We do not expect to make material investments in fixed asset during the remainder of Fiscal 2007.

         Financing Activities. For the three months ended June 30, 2006, net cash provided by financing activities amounted to $179,000 resulting from the proceeds from the exercise of stock options of $434,000, offset primarily by payments on bank borrowings of $250,000.

Outlook

         Our emphasis on both revenue growth and cost containment has enabled the Company to return to profitability in the first quarter of our fiscal 2007. We continue to focus on revenue growth from experiential and sales promotion marketing programs, with a heavy emphasis on margin contribution. In addition, we continue to address the challenges we have encountered in generating additional sales from interactive marketing programs. In fiscal 2006 we instituted a series of cost reductions that we believe better align our staffing and infrastructure costs to match expected revenues and our business development efforts. As we continue to focus on both revenue growth from our core business as well as continued cost containment and alignment, we expect to continue to be profitable in Fiscal 2007. Management believes that cash generated from operations together with the amount currently available for borrowing under the revolving credit line will be sufficient to meet our cash requirements for Fiscal 2007, although there can be no assurance in this regard. To the extent that we are required to seek additional external financing, there can be no assurance that we will be able to obtain such additional funding to satisfy cash requirements for Fiscal 2007 or as subsequently required to repay loans under the Credit Agreement.

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

         Please refer to the Company's 2006 Annual Report on Form 10-K for a discussion of the Company's critical accounting policies relating to revenue recognition, goodwill and other intangible asset and accounting for income taxes. During the three months ended June 30, 2006, there were no material changes to these policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and certificates of deposits with portfolios of investment grade corporate and U.S. government securities and, secondarily, from its long-term debt arrangements. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4.  Controls and Procedures
         -----------------------

Evaluation of Disclosure Controls and Procedures

         An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company's management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were adequate and effective, as of June 30, 2006, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

         There has not been any changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                       COACTIVE MARKETING GROUP, INC.



Dated: August ___, 2006            By: /s/ MARC C. PARTICELLI
                                       -----------------------------------------
                                       Marc C. Particelli, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)



Dated: August ___, 2006            By: /s/ ERWIN I. MEVORAH
                                       -----------------------------------------
                                       Erwin I. Mevorah, Chief Financial Officer
                                       (Principal Accounting and Financial
                                       Officer)