Form 10-Q/A
period 2006-06-30
COACTIVE MARKETING GROUP INC
filed 2006-08-15
CIK 886475

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

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------     -----------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                        Yes [ ]                 No [X}

As of August 14, 2006, 7,194,751 shares of the Registrant's Common Stock, par value $.001 per share, were outstanding.

================================================================================

                                EXPLANATORY NOTE

This amendment to our quarterly report on Form 10-Q for the quarter ended June 30, 2006 is being filed to correct certain typographical and inadvertent errors. The dates were not filled in on the Section 302 and 906 certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to the Form 10-Q. In addition (i) net income and earnings per share for the quarter ended June 30, 2006, which were properly reflected in the financial statements, were misstated in Management's Discussion and Analysis of Financial Condition and Results of Operations, and (ii) the tax effects resulting from our disposal of MarketVision, which were accurately described in the Notes to the Unaudited Consolidated Financial Statements (Note
2), were incorrectly described in Management's Discussion and Analysis of Financial Condition and Results of Operations (under the heading "Discontinued Operations"). This Form 10-Q/A does not amend or update the information in such quarterly report in any way other than to give effect to the changes described above.

                                      INDEX
                                      -----

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                                                               Page
                                                                                                               ----
PART I - FINANCIAL INFORMATION
------------------------------
Item 1.    Consolidated Financial Statements of CoActive Marketing Group, Inc. and Subsidiaries (Unaudited)

                  Consolidated Balance Sheets - June 30, 2006 and March 31, 2006 (Audited)                        4

                  Consolidated Statements of Operations - Three months ended June 30, 2006
                      and June 30, 2005                                                                           5

                  Consolidated Statement of Stockholders' Equity - Three months ended
                      June 30, 2006                                                                               6

                  Consolidated Statements of Cash Flows - Three months ended June 30, 2006
                      and June 30, 2005                                                                           7

                  Notes to Unaudited Consolidated Financial Statements                                            8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                 15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                            20

Item 4.    Controls and Procedures                                                                               20

PART II - OTHER INFORMATION
---------------------------

Items 1, 1A, 2, 3, 4 and 5.  Not Applicable

Item 6.    Exhibits                                                                                              20

SIGNATURES                                                                                                       21
----------

                         PART I - FINANCIAL INFORMATION
                         COACTIVE MARKETING GROUP, INC.
                           Consolidated Balance Sheets
                        June 30, 2006 and March 31, 2006

                                                                                   June 30, 2006     March 31, 2006*
                                                                                  ---------------    ---------------
                                                                                    (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                     $     2,573,793    $     3,929,438
    Accounts receivable, net of allowance for doubtful accounts of
       $345,000 at June 30, 2006 and $325,000 at March 31, 2006                        14,420,263         10,726,762
    Unbilled contracts in progress                                                      2,540,524          2,657,393
    Deferred contract costs                                                             1,616,685          2,452,141
    Prepaid expenses and other current assets                                             629,416            589,762
    Prepaid taxes and other receivables                                                   148,496            150,623
    Current assets of discontinued operations                                                  --          3,640,069
                                                                                  ---------------    ---------------
       Total current assets                                                            21,929,177         24,146,188

Property and equipment, net                                                             3,691,936          3,833,943

Note and interest receivable from officer                                                 554,919            826,341
Goodwill                                                                                7,357,203          7,357,203
Intangible asset                                                                          200,000            200,000
Deferred financing costs, net                                                              84,214             86,616
Other assets                                                                               37,002             49,919
 Deferred tax asset                                                                     4,546,363          4,993,025
 Noncurrent assets of discontinued operations                                                  --            487,945
                                                                                  ---------------    ---------------
    Total assets                                                                  $    38,400,814    $    41,981,180
                                                                                  ===============    ===============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                              $     3,617,108    $     4,505,344
    Deferred revenue                                                                   13,696,845         14,615,265
    Accrued job costs                                                                   1,258,726          1,368,235
    Accrued compensation                                                                1,679,985          1,494,432
    Other accrued liabilities                                                           2,680,864          1,370,728
    Deferred taxes payable                                                                247,272            247,272
    Notes payable bank - current                                                        1,000,000          1,000,000
    Current liabilities of discontinued operations                                             --          2,464,371
                                                                                  ---------------    ---------------
       Total current liabilities                                                       24,180,800         27,065,647

Notes payable bank - long term                                                          1,750,000          2,000,000
Deferred rent                                                                           2,595,769          2,613,541
Noncurrent liabilities of discontinued operations                                              --            723,827
                                                                                  ---------------    ---------------
    Total liabilities                                                                  28,526,569         32,403,015
                                                                                  ---------------    ---------------

Stockholders' equity:
    Class A convertible preferred stock, par value $.001; authorized 650,000                   --                 --
       shares; none issued and outstanding
    Class B convertible preferred stock, par value $.001; authorized 700,000                   --                 --
       shares; none issued and outstanding
    Preferred stock, undesignated; authorized 3,650,000 shares; none issued and                --                 --
       outstanding
    Common stock, par value $.001; authorized 25,000,000 shares; issued and outstanding 7,084,751 shares at June 30, 2006 and 6,831,423 at March 31,
       2006, respectively                                                                   7,084              6,831
    Additional paid-in capital                                                         10,494,004         10,250,003
    Accumulated deficit                                                                  (626,843)          (678,669)
                                                                                  ---------------    ---------------
       Total stockholders' equity                                                       9,874,245          9,578,165
                                                                                  ---------------    ---------------
    Total liabilities and stockholders' equity                                    $    38,400,814    $    41,981,180
                                                                                  ===============    ===============

*The consolidated balance sheet as of March 31, 2006 has been summarized from the Company's audited balance sheet as of that date.
See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      Consolidated Statements of Operations
                    Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                      2006            2005
                                                                  ------------    ------------
Sales                                                             $ 26,752,505    $ 18,905,593

Operating expenses:
    Reimbursable program costs and expenses                         10,665,294       6,566,179
    Outside production and other program expenses                    7,687,399       5,751,331
    Compensation expense                                             5,295,872       5,130,984
    General and administrative expenses                              2,742,838       2,295,159
                                                                  ------------    ------------
Total operating expenses                                            26,391,403      19,743,653
                                                                  ------------    ------------

Operating income (loss)                                                361,102        (838,060)

Interest expense, net                                                  (37,018)        (56,529)
Other income                                                            57,000              --
                                                                  ------------    ------------

Income (loss) from continuing operations before provision
    (benefit) for income taxes                                         381,084        (894,589)

Provision (benefit) for income taxes                                   152,434        (330,503)
                                                                  ------------    ------------

Income (loss) from continuing operations                               228,650        (564,086)
                                                                  ------------    ------------

Discontinued operations:
    Loss from discontinued operations, net of tax (benefit)
        provision of ($32,591) and $41,558, respectively               (49,650)         (1,933)
    Net loss on disposal of discontinued operations, net of tax
        provision of $302,004                                         (127,174)             --
                                                                  ------------    ------------
Loss from discontinued operations                                     (176,824)         (1,933)
                                                                  ------------    ------------

Net income (loss)                                                 $     51,826    $   (566,019)
                                                                  ============    ============

Basic earnings (loss) per share:
     Income (loss) from continued operations                      $        .03    $       (.09)
     Loss from discontinued operations                                    (.02)             --
                                                                  ------------    ------------
     Net income (loss) per share                                  $        .01    $       (.09)
                                                                  ============    ============

Diluted earnings (loss) per share:
     Income (loss) from continued operations                      $        .03    $       (.09)
     Loss from discontinued operations                                    (.02)             --
                                                                  ------------    ------------
     Net income (loss) per share                                  $        .01    $       (.09)
                                                                  ============    ============

Weighted average number of common shares outstanding:

       Basic                                                         6,785,054       6,261,690
       Dilutive effect of options and warrants                         301,613              --
                                                                  ------------    ------------
       Diluted                                                       7,086,667       6,261,690
                                                                  ============    ============

See accompanying notes to unaudited consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                        Three Months Ended June 30, 2006
                                   (Unaudited)

                                                    Common Stock
                                                   par value $.001                                                      Total
                                            ------------------------------      Additional         Accumulated       Stockholders'
                                               Shares           Amount        Paid-in Capital        Deficit            Equity
                                            -------------    -------------    ---------------    ---------------    ---------------
Balance, March 31, 2006                         6,831,423    $       6,831    $    10,250,003    $      (678,669)   $     9,578,165

Exercise of options                               361,380              361            433,295                 --            433,656

Issuance of non-vested stock, net of
    forfeitures                                    45,000               45                (45)                --                 --

Retirement of common stock in connection
     with payment of interest on note
     receivable                                  (153,052)            (153)          (282,994)                --           (283,147)

Compensation cost recognized in connection
    with non-vested stock                              --               --             19,812                 --             19,812

Compensation cost recognized in connection
    with stock options                                 --               --             73,933                 --             73,933

Net income                                             --               --                 --             51,826             51,826
                                            -------------    -------------    ---------------    ---------------    ---------------

Balance, June 30, 2006                          7,084,751    $       7,084    $    10,494,004    $      (626,843)   $     9,874,245
                                            =============    =============    ===============    ===============    ===============

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

         The consolidated financial statements of the Company include the financial statements of the Company and its wholly-owned subsidiaries. In addition, through May 22, 2006, the consolidated financial statements included the accounts of a variable interest entity, Garcia Baldwin, Inc. d/b/a MarketVision ("MarketVision"), an affiliate that provided ethnically oriented marketing and promotional services. All significant intercompany balances and transactions had been eliminated in consolidation. The Company owned 49% of the common stock of MarketVision. A third party owned the remaining 51%. The third party owned portion of MarketVision was accounted for as minority interest in the Company's consolidated financial statements. As disclosed in Note 2, the Company sold its 49% interest in MarketVision in May 2006, and all amounts relating to MarketVision have been reclassified as discontinued operations on the Company's financial statements.

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

         Results of Operations for the period April 1, 2006 trough May 22, 2006 and the three months ended June 30, 2005:

                                                        April 1, 2006    Three months
                                                          to May 22,         ended
                                                            2006         June 30, 2005
                                                        -------------    -------------
               Sales                                    $   1,197,677    $   2,606,950
               Operating expenses:
                  Reimbursable program costs and
                    expenses                                  617,663        1,389,629
                 Outside production and other program
                    expenses                                  151,184          190,749
                  Compensation expense                        397,082          753,699
                  General and administrative expenses         163,705          235,468
                                                        -------------    -------------
               Total operating expenses                     1,329,634        2,569,545
                                                        -------------    -------------

               Operating (loss) income                       (131,957)          37,405
               Interest (expense) income                       (1,963)             209
               Benefit (provision) for income taxes            32,591          (41,558)
               Minority interest                               51,679            2,011
                                                        -------------    -------------
               Net loss                                 $     (49,650)   $      (1,933)
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

                                                     Three Months Ended June 30,
                                                         2006           2005
                                                     ---------------------------

                  Risk-free interest rate                4.92%          4.34%
                  Expected life - years                  5.00          10.00
                  Expected volatility                    42.9%          60.2%
                  Expected dividend yield                   0%             0%
                  Fair value of option grants           $ .77          $2.47

         A summary of option activity under all plans as of June 30, 2006, and changes during the period then ended is presented below:

                                                                                Weighted
                                                  Weighted                       average
                                                  average        Number         remaining      Aggregate
                                                  exercise         of          contractual     intrinsic
                                                   price         options          term           value
                                                ------------   ------------   -------------   ------------
         Balance at March 31, 2006              $       2.65      1,766,305

         Granted (A)                            $       1.61        110,000
         Exercised                              $       1.20       (361,380)
         Canceled                               $       2.37        (49,375)

                                                ------------   ------------
         Balance at June 30, 2006 (vested and
              expected to vest)                 $       2.93      1,465,550            2.17   $     17,413
                                                ============   ============    ============   ============
         Exercisable at June 30, 2006           $       3.00      1,378,050            1.97   $     10,613
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

Results of Operations

         The following table presents operating data of the Company expressed as a percentage of sales, net of reimbursable program costs and expenses, for the three months ended June 30, 2006 and 2005:

                                                                Three Months Ended
                                                                     June 30,
                                                            -------------------------
                                                               2006           2005
                                                            ----------     ----------
Statement of Operations Data:
Sales, net of reimbursable program costs and expenses            100.0%         100.0%
Outside production and other program expenses                     47.8%          46.6%
Compensation expense                                              32.9%          41.6%
General and administrative expenses                               17.0%          18.6%
Operating income (loss)                                            2.2%          (6.8%)
Interest expense, net                                             (0.2%)         (0.5%)
Other income                                                       0.4%            --
Income (loss) from continuing operations before provision
     (benefit) for income taxes                                    2.4%          (7.2%)
Provision (benefit) for income taxes                               0.9%          (2.7%)
Income (loss) from continuing operations                           1.4%          (4.6%)
Loss from discontinued operations                                 (1.1%)           --
Net income (loss)                                                  0.3%          (4.6%)

                  Sales. Sales for the quarter ended June 30, 2006 were $26,753,000, compared to sales of $18,906,000 for the quarter ended June 30, 2005, an increase of $7,847,000, or 42%. The following table presents a comparative summary of the components of sales for the three months ended June
30, 2006 and 2005:

                                                           Three Months Ended June 30,
                                           ---------------------------------------------------------
                    Sales                      2006            %             2005            %
                    -----                  ------------   ------------   ------------   ------------
         Core business                     $ 16,087,211           60.1   $ 12,339,414           65.3
         Reimbursable costs and expenses     10,665,294           39.9      6,566,179           34.7
                                           ------------   ------------   ------------   ------------
           Total sales                     $ 26,752,505          100.0   $ 18,905,593          100.0
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

                  Reimbursable Program Costs and Expenses. With respect to the delivery of services to certain of our clients and the associated contractual arrangements with such clients, we purchase a variety of items and services on their behalf for which we are reimbursed. Not included in reimbursable program costs and expenses are certain compensation and general and administrative expenses which are recurring in nature and for which a certain client fee arrangement provides for payment to us of such costs. These costs are included in compensation and general and administrative expenses on our income statement. The amount of reimbursable costs and expenses will vary from period to period, based on the type and scope of the promotional service being provided. Reimbursable costs and expenses for the three months ended June 30, 2006 and 2005 were $10,665,000 and $6,566,000, respectively. The increase in reimbursable costs and expenses of $4,099,000, or 62%, is due to an increase of such costs derived from experiential programs.

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

                  General and Administrative Expenses. General and administrative expenses consisting of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts were $2,743,000 for the three months ended June 30, 2006, compared to $2,295,000 for the three months ended June 30, 2005, an increase of $448,000, or 20%. The increase was primarily attributable to a $266,000 charge for a doubtful account in connection with certain reimbursable program costs incurred with regard to a specific client program whose ultimate recoverability from the client is in doubt. In addition, the current quarter increase is due to a $298,000 provision for NYS sales tax for the eight fiscal years 1999 through 2006. This liability arose as a result of a recently completed examination of certain of these years by the taxing authorities. We are still evaluating whether such assessment is subject to reduction due to potential adjustments. These provisions were partially offset by a net decrease in professional fees, occupancy costs and other general and administrative expenses. The decreased occupancy costs partially reflect the results of our termination in Fiscal 2006 of our Great Neck, NY office lease. General and administrative expenses as a percentage of sales (exclusive of reimbursable costs and expenses) amounted to 17% and 19%, respectively, in the quarters ended June 30, 2006 and 2005. This decrease, notwithstanding the significant charges in the current period referred to above, reflects the large fixed cost component of this category of expenses.

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

                  Discontinued Operations. Loss from discontinued operations relating to MarketVision was $50,000, on a net of tax basis, for the quarter ended June 30, 2006. Net loss on the disposal of MarketVision was $127,000, on a net of tax basis, for the three months ended June 30, 2006. The loss on the disposal of MarketVision includes a tax provision of approximately $300,000. Due to the availability of net operating loss carryforwards, the Company does not anticipate any material tax payments as a result of this sale. Prior year amounts have been reclassified to reflect results of operations for MarketVision as of June 30, 2005 as discontinued operations. Fully diluted loss per share from discontinued operations amounted to $.02 for the quarter ended June 30, 2006 versus $.00 for the quarter ended June 30, 2005.

                  Net Income (Loss). As a result of the items discussed above, net income (loss) for the quarter ended June 30, 2006 was $52,000 compared with a net loss of ($566,000) for the quarter ended June 30, 2005. Fully diluted earnings (loss) per share amounted to $.01 for the quarter ended June 30, 2006 versus ($.09) for the quarter ended June 30, 2005.

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

                         COACTIVE MARKETING GROUP, INC.



Dated: August 15, 2006             By: /s/ MARC C. PARTICELLI
                                       -----------------------
                                       Marc C. Particelli, President and Chief
                                       Executive Officer
                                       (Principal Executive Officer)



Dated: August 15, 2006             By: /s/ ERWIN I. MEVORAH
                                       ---------------------
                                       Erwin I. Mevorah, Chief Financial Officer
                                       (Principal Accounting and Financial
                                       Officer)