Form 10-K/A
period 2006-03-31
COACTIVE MARKETING GROUP INC
filed 2007-05-21
CIK 886475

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K/A
                                 AMENDMENT No. 2

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

As of June 15, 2006, 7,084,751 shares of Common Stock, $.001 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         DOCUMENT                      PART OF 10-K INTO WHICH INCORPORATED
-----------------------------------    ------------------------------------
Definitive Proxy Statement relating                  Part III
to Registrant's 2006 Annual
Meeting of Stockholders

================================================================================

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A to the Company's Annual Report on Form 10-K for the year ended March 31, 2006, initially filed with the Securities and Exchange Commission (the "SEC") on July 12, 2006, (the "Original Filing") reflects a restatement of the consolidated financial statements of CoActive Marketing Group, Inc. (the "Company") for the years ended March 31, 2006, 2005, and 2004 as discussed in Note 1 to the consolidated financial statements. The decision to restate these financial statements was made as a result of management's determination that the Company had (i) incorrectly applied revenue recognition policies to a particular promotional program, resulting in the premature recording of approximately $1,137,000 of revenues and approximately $71,000 of related operating expenses during the year ended March 31, 2006, and
(ii) failed to accrue and pay sales and use taxes due to State taxing authorities during the years ended March 31, 2006, 2005, and 2004, the periods for which such taxes were due. The Company's failure to properly accrue sales and use tax liabilities resulted in an understatement of operating and interest expenses of approximately $257,000, $164,000 and $222,000 for the years ended March 31, 2006, 2005 and 2004, respectively, and an understatement of revenues of approximately $39,000 in the year ended March 31, 2006 relating to reimbursable expenses for sales and use taxes.

The restatement for these errors reduces the Company's net income or increases its net loss, as applicable, as originally reported for the fiscal years ended March 31, 2006, 2005 and 2004, by approximately $770,000 ($.12 per diluted share), $99,000 ($.02 per diluted share) and $133,000 ($.03 per diluted share), respectively. To reflect the financial statement impact of the foregoing adjustments on its subsequent filings with the SEC, the Company is filing contemporaneously with this Amendment No. 2, an amendment to its Quarterly Report on Form 10-Q for the three months ended June 30, 2006. The effect of this restatement on the three months ended June 30, 2006 is to increase revenues and decrease expenses, as previously reported, by $535,000 and $639,000, respectively.

We have not amended any of our other previously filed annual or quarterly reports affected by the restatement reflected in this Amendment No. 2 as described above, and we do not plan to amend those reports or any other related prior filings. Therefore, when considering financial information for our fiscal years ended March 31, 2006, 2005 or 2004, you should rely only on this Amendment No. 2.

This Amendment No. 2 also includes related changes to the disclosures in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Controls and Procedures." Except as otherwise specifically noted, all information contained herein is as of March 31, 2006 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 2 restates in its entirety the Original Filing.

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

                  For our fiscal years ended March 31, 2006, 2005 and 2004, Diageo North America, Inc. ("Diageo") accounted for approximately 42%, 27% and 13%, respectively, of our revenues (inclusive of program reimbursable costs and expenses). For our fiscal years ended March 31, 2005 and 2004, Schieffelin & Somerset Co. and its successor companies ("S&S") accounted for approximately 13% and 30%, respectively, of our revenues (inclusive of program reimbursable costs and expenses). At March 31, 2006 and 2005, Diageo accounted for 41% and 9%, respectively, of our accounts receivable, and at March 31, 2005, S&S accounted for 1% of our accounts receivable.

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

BACKLOG

                  Excluding sales backlogs attributable to MarketVision and reimbursable costs and expenses, at March 31, 2006, our sales backlog amounted to approximately $23,900,000 compared to a sales backlog of approximately $18,529,000 at March 31, 2005. As described further below our revenue patterns are unpredictable and may vary significantly from period to period. Our backlog at any given point in time is similarly subject to fluctuation.

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

ITEM 1A. RISK FACTORS

                  Outstanding Indebtedness; Security Interest. At March 31, 2006, loans outstanding from our secured lender amounted to $3,000,000, and we had $3,000,000 of borrowing availability under our revolving credit facility. As security for our obligations under our Credit Agreement, we have granted the lender a first priority security interest in all of our assets. In the event of a default under the Credit Agreement, at the lender's option, (i) the principal and interest of the loans and all other obligations under the Credit Agreement will immediately become due and payable, and (ii) the lender may exercise its rights and remedies provided for in the Credit Agreement and the related security agreements, and the rights and remedies of a secured party under applicable law. At March 31, 2006, we were not in compliance with the financial covenants in the Credit Agreement; namely, the debt service coverage ratio, the consolidated senior funded debt to consolidated EBITDA ratio and the prohibition of incurring a consolidated net loss in two consecutive fiscal quarters or any fiscal year. On July 12, 2006 our lender waived our defaults arising as a result of such noncompliance and charged us a $10,000 waiver fee. Although we expect to be able to comply with these financial covenants in future periods, there can be no assurance that we will do so, and in the event we are not able to comply with these covenants and are required to seek waivers from our lender, there can be no assurance that our lender would grant us such a waiver. As a result of the restatement of our financial statements for the year ended March 31, 2006, the waiver previously granted by our senior secured lender with respect to our failure to comply with certain financial covenants at March 31, 2006 is no longer effective, and an Event of Default exists under the Credit Agreement. Pursuant to the aforementioned Event of Default, our term loan is now considered due and payable, and therefore we have classified the full balance of the term loan as notes payable-current at March 31, 2006.

                  Recent Losses. We sustained a net loss of approximately $1,802,000 for our fiscal year ended March 31, 2006, and a net loss of approximately $5,398,000 for our fiscal year ended March 31, 2004. These losses were due in part to the unpredictable revenue patterns associated with our business, as described below. There can be no assurances that we will be profitable in the future.

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

ITEM 1B. UNRESOLVED SEC COMMENTS

None.

ITEM 2.  PROPERTIES.

We have the following leased facilities (1) (2):

                                                                         Square      Fiscal
               Facility                            Location               Feet     2006 Rent(3)
-----------------------------------------   -------------------------   --------   ------------
Principal office of CoActive and
principal and sales office of
U.S. Concepts and Inmark                    New York, New York            33,400   $    828,000

Principal and sales office of Optimum (4)   Cincinnati, Ohio              17,000   $    167,000

Other sales offices and warehouses of
Inmark, Optimum and U. S. Concepts          Chicago, Illinois             10,400
                                            Miami, Florida                 1,300
                                            San Francisco, California        900
                                                                        --------
                                            Total                         12,600   $    141,000

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

                  None.

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

                                    Common Stock
                                 ------------------
                                   High       Low
                                 -------     ------
Fiscal Year 2005
First Quarter                       3.02      1.38
Second Quarter                      2.65      1.36
Third Quarter                       4.24      2.20
Fourth Quarter                      4.64      3.06

Fiscal Year 2006
First Quarter                       3.73      2.71
Second Quarter                      3.54      2.72
Third Quarter                       3.05      2.20
Fourth Quarter                      2.88      2.05

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

                                    (a)                      (b)                        (c)
                                                                              Number of securities
                             Number of securities                            remaining available for
                              to be issued upon       Weighted average        future issuance under
                           exercise of outstanding    exercise price of     equity compensation plans
                              options, warrants      outstanding options,     (excluding securities
Plan category                     and rights         warrants and rights    reflected in column (a))
-----------------------    -----------------------   --------------------   -------------------------
Equity compensation
plans approved by
security holders(1)              1,766,305                 $     2.65                237,500

Equity compensation
plans not approved
by security holders(2)              81,533                 $     3.68                      -
                           -----------------------   --------------------   -------------------------
       Total                     1,847,838                 $     2.69                237,500
                           =======================   ====================   =========================

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

                                            Year Ended       Year Ended       Year Ended         Year Ended        Year Ended
                                             March 31,        March 31,        March 31,          March 31,         March 31,
                                               2002            2003(1)       2004(1)(2)(6)      2005(2)(3)(6)     2006(2)(6)(7)
                                           -------------    -------------    -------------    ----------------    -------------
Statement of Operations Data:
Sales (4)                                  $  59,264,617    $  59,956,204    $  69,280,484    $     83,950,561    $  96,940,622
Operating Expenses                            57,249,529       64,481,104       73,822,986          81,116,444       99,353,788
Operating Income (Loss)                        2,015,088       (4,524,900)      (4,542,502)          2,834,117       (2,413,166)
Income (Loss) before Provision
  (Benefit) for Income Taxes, Equity
  in Loss of Affiliate, Minority
  Interest in Net Income of
  Consolidated Subsidiary and
  Cumulative Effect of Change in
  Accounting Principle                         1,637,082       (4,563,021)      (4,843,052)          2,582,023       (2,646,501)
Provision (Benefit) for Income Taxes             708,818       (1,749,863)      (1,732,869)          1,034,827         (922,742)
Equity in Loss of Affiliate                      (18,000)         (11,500)               -                   -                -
Minority Interest in Net Income of
  Consolidated Subsidiary                              -                -         (105,359)           (494,165)         (77,856)
Net Income (Loss) before Cumulative
  Effect of Change in Accounting
  Principle for Revenue Recognition              910,264       (2,824,658)      (3,215,542)          1,053,031       (1,801,615)
Cumulative Effect of Change in
  Accounting Principle for Revenue
  Recognition, Net of Income Taxes(5)                  -                -       (2,182,814)                  -                -
Net Income (Loss)                                910,264       (2,824,658)      (5,398,356)          1,053,031       (1,801,615)
Net Income (Loss) per Common Share
  before Cumulative Effect of Change
  in Accounting Principle for
  Revenue Recognition:
         Basic                             $         .18    $        (.56)   $        (.56)   $            .18    $        (.28)
         Diluted                           $         .17    $        (.56)   $        (.56)   $            .16    $        (.28)
Cumulative Effect of Change in
  Accounting Principle for Revenue
  Recognition, Net of Income Taxes:
         Basic                             $           -    $           -    $        (.38)   $              -    $           -
         Diluted                           $           -    $           -    $        (.38)   $              -    $           -
Net Income (Loss):
         Basic                             $         .18    $        (.56)   $        (.95)   $            .18    $        (.28)
         Diluted                           $         .17    $        (.56)   $        (.95)   $            .16    $        (.28)
Pro Forma Amounts Assuming the
  Change in Accounting Principle for
  Revenue Recognition is Applied
  Retroactively:
     Net Income (Loss)                         1,128,478       (4,373,061)               -                   -                -
     Net Income (Loss) per Common Share:
         Basic                             $         .22    $        (.87)               -                   -                -
         Diluted                           $         .21    $        (.87)               -                   -                -

                                              March 31,       March 31,        March 31,         March 31,          March 31,
                                               2002            2003(1)       2004(1)(2)(6)    2005(1)(2)(3)(6)    2006(2)(6)(7)
                                           -------------    -------------    -------------    ----------------    -------------
Balance Sheet Data:
Working Capital Deficiency                    (2,749,170)        (718,147)      (4,989,701)         (1,661,928)      (6,589,464)
Total Assets                                  36,872,138       33,420,912       33,752,521          35,086,751       42,713,166
Current Debt                                   2,358,333        1,375,000        1,875,000           1,000,000        3,000,000
Long-Term Debt                                 3,333,333        4,500,000        3,534,500           3,584,500                -
Total Liabilities                             22,831,586       22,197,818       25,825,502          25,310,524       34,137,004
Stockholders' Equity                          14,040,552       11,223,094        7,927,019           9,776,227        8,576,162

(1) Reflects the recording of non-cash impairment charges of $4,131,000 and $7,537,000, respectively, in the fiscal years ended March 31, 2004 and 2003, respectively, in connection with the Company's review of the carrying value of its goodwill, as restated in a previous filing. The Company concluded that a portion of the intercompany amounts due from one of its reporting units previously considered as working capital should have been considered as part of its carrying value for impairment valuation purposes. Accordingly, the Company believes that the carrying value at March 31, 2005, 2004 and 2003 of Optimum was greater than its fair value. The impact of the restatements increased the Company's net loss as originally reported for the fiscal year ended March 31, 2004 by $2,520,000 to ($5,265,000) from ($2,745,000) and decreased the Company's net income as originally reported for the fiscal year ended March 31, 2003 by $4,598,000 to a net loss of ($2,825,000) from net income of $1,773,000.

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

(3) Reflects the correction of the erroneous recording of $350,000 of revenues in the third quarter ended December 31, 2004, as restated in a previous filing, with respect to a customer contract under which the Company had been paid but not yet rendered the services that would entitle it to recognize such revenues. The impact of the restatement reduced the Company's net income by $209,000 to $1,152,000 from $1,361,000.

(4) Reflects the adoption of EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF 01-14") for the year ended March 31, 2002, as restated in a previous filing. EITF 01-14 requires reimbursements received for "out-of-pocket" expenses to be characterized as revenues. The resulting costs are now recorded as reimbursable expenses resulting in no change in operating income. The impact of the Company's adoption of EITF 01-14 was to increase both revenues and operating expenses by $8,208,694, $11,669,664, $20,002,471, $29,999,150 and $38,338,254 for the years ended March 31,
     2002, 2003, 2004, 2005 and 2006, respectively.

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

(6) Restated for the years ended March 31, 2004, 2005, and 2006 to reflect estimated sales and use tax liabilities not previously recorded by the Company. The impact of the restatement is to increase operating and interest expenses, net of any reimbursements from clients, by $222,000, $164,000, and $218,000, in the years ended March 31, 2004, 2005, and 2006, respectively. This restatement resulted in a decrease to net income of $133,000, $99,000, and $130,000 in the years ended March 31, 2004, 2005, and 2006, respectively.

(7) Restated for the year ended March 31, 2006 to correct the Company's misapplication of revenue recognition policies with regard to a particular promotional program. The misapplication resulted in the premature recording of approximately $1,137,000 of revenues and $71,000 of related operating expenses during the year. Originally, the Company had determined that the design of the promotional program itself and the acquiring of participating partners entitled the Company to record a portion of the revenues to be generated from the program. The Company subsequently concluded that it was required to apply EITF 00-21 to such program, and that under EITF 00-21, revenue could only be recognized as certain field events under the program were executed. Such execution occurred during the period of April 2006 through July 2006. This restatement resulted in a reduction to net income of approximately $640,000 for the year ended March 31, 2006.

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

OVERVIEW

                  In Fiscal 2006, a disappointing year for us, we realized a net loss of $1,802,000 as compared to net income of $1,053,000 in Fiscal 2005. Sales and profitability from each of our major units were lower than expected. In addition, significantly reducing profitability in Fiscal 2006 was lower profitability from MarketVision as well as significantly lower revenues from our trade media programs. Fiscal 2006 results also reflect a one time pre-tax charge of approximately $542,000 associated with the buyout of our Great Neck, NY office lease. In addition, our fourth quarter Fiscal 2006 results include a pre-tax impairment charge of approximately $626,000 associated with the reduction of the carrying value of goodwill of one of our reporting units, Optimum Group. In light of recent results, management has taken active steps to reduce operating and administrative costs, including the buyout of its Great Neck, NY office lease and reduction in staffing levels in targeted areas. In particular, the buyout of the Great Neck, NY offices is expected to reduce operating expenses by approximately $1,200,000 over the 31 month period of January 1, 2006 to July 31, 2008, the original termination date of the lease. In addition, in the fourth quarter of Fiscal 2006 we incurred severance and other employee termination costs of $300,000 as we attempt to further align our staffing costs to match expected revenues.

                  The following information should be read together with the consolidated financial statements and notes thereto included elsewhere herein.

RESTATEMENTS

                  The consolidated financial statements as of and for the fiscal years ended March 31, 2005, 2004 and 2003 were restated in a previous filing as the result of our review of the carrying value of goodwill associated with each of our reporting units. In reviewing the carrying value of our goodwill at December 31, 2005 for the purpose of determining if there was any impairment in goodwill, we concluded that in prior periods a portion of the intercompany amounts due from one of our operating units, Optimum, previously considered as working capital should have been included as part of Optimum's carrying value for impairment valuation purposes. Accordingly, we believe that the carrying value at March 31, 2005, 2004 and 2003 of Optimum was greater than its fair value. The restatement increased our net loss as originally reported for the fiscal year ended March 31, 2004 by $2,520,000 to ($5,265,000) or $(.92) per
diluted share from ($2,745,000) or $(.48) per diluted share, as initially recorded, and reduced our net income as originally reported for the fiscal year ended March 31, 2003 by $4,598,000 to a net loss of ($2,825,000) or ($.56) per diluted share from net income of $1,773,000 or $.32 per diluted share.

                  The consolidated financial statements as of and for the fiscal year ended March 31, 2005 were further restated in a previous filing as the result of the our identification of the erroneous recording of $350,000 of revenues in our third quarter ended December 31, 2004 with respect to a customer contract under which we had been paid but not yet rendered the services that would entitle us to recognize such revenues. The restatement reduced our net income as originally reported for the fiscal year ended March 31, 2005 by $209,000 to $1,152,000 ($.18 per diluted share) from $1,361,000 ($.21 per diluted share), as initially recorded.

                  This Amendment No. 2 on Form 10-K reflects a restatement to the consolidated financial statements as of and for the fiscal years ended March 31, 2006, 2005 and 2004, as discussed in Note 1 to the consolidated financial statements. The decision to restate these financial statements was made as a result of management's determination that we had (i) incorrectly applied revenue recognition policies to a particular promotional program, resulting in the premature recording of approximately $1,137,000 of revenues and approximately $71,000 of related operating expenses during the year ended March 31, 2006, and
(ii) failed to pay and accrue sales and use taxes due to State taxing authorities during the years ended March 31, 2006, 2005, and 2004, the periods for which such taxes were due. Our failure to properly accrue sales and use tax liabilities resulted in an understatement of operating and interest expenses of approximately $257,000, $164,000 and $222,000 for the years ended March 31, 2006, 2005 and 2004, respectively, and an understatement of revenues of approximately $39,000 in the year ended March 31, 2006 relating to reimbursable expenses for sales and use taxes.

In the aggregate, this restatement described in this paragraph reduces our net income or increases our net loss, as applicable, as originally reported for the fiscal years ended March 31, 2006, 2005 and 2004, by approximately $770,000 ($.12 per diluted share), $99,000 ($.02 per diluted share) and $133,000 ($.03 per diluted share), respectively.

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

ADOPTION OF ACCOUNTING STANDARDS

Revenue Arrangements with Multiple Deliverables

                  We adopted EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), in the fourth quarter of Fiscal 2004. EITF 00-21, which became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. Prior to the adoption of EITF 00-21, we recognized revenue on our broadcast media and special event contracts on the percentage-of-completion method over the life of the contract as identifiable phases of services, such as concept creation and development, media purchase, production, media airing and event execution occurred. Under that method, we generally recognized a portion of revenues attributable to those contracts upon signing by our clients. Pursuant to EITF 00-21, with regard to contracts with multiple deliverables, we now recognize income for each deliverable identified within a contract. In contracts with multiple deliverables where separate deliverables can not be identified under applicable accounting guidelines, all of the contract's revenue is recognized as the media is aired and the events take place, without regard to the timing of the contracts' signing or when cash is received under these contracts. The adoption of EITF 00-21 (effective April 1, 2003) resulted in a non-cash charge in Fiscal 2004 reported as a cumulative effect of a change in accounting principle of $2,183,000. For Fiscal 2004, the adoption of EITF 00-21 resulted in an increase in sales of $2,479,000 and an increase in outside production costs and expenses of $1,639,000. After giving effect to the implementation of EITF 00-21 and before the cumulative effect of the change in method of accounting for revenue recognition, we had a net loss of $(3,216,000) or $(.56) per common share for Fiscal 2004.

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

SIGNIFICANT CUSTOMERS

                  For the fiscal years ended March 31, 2006, 2005 and 2004, Diageo accounted for approximately 42%, 27% and 13%, respectively, of our revenues (inclusive of program reimbursable costs and expenses). For the fiscal years ended March 31, 2005 and 2004, S&S accounted for approximately 13% and 30%, respectively, of our revenues (inclusive of program reimbursable costs and expenses). These revenues included revenues attributable to reimbursable costs and expenses for Diageo of 26%, 17% and 5%, respectively, for the years ended March 31, 2006, 2005 and 2004, and 9% and 21% for S&S, respectively, for the years ended March 31, 2005 and 2004. At March 31, 2006 and 2005, Diageo accounted for 41% and 9%, respectively, of our accounts receivable. At March 31, 2005, S&S accounted for 1% of our accounts receivable.

                  To the extent our sales are dependent on one client or a limited concentration of clients, and such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise should such client or clients reduce their budgets allocated to our activities.

CRITICAL ACCOUNTING POLICIES

                  Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K/A. We believe the following represent our critical accounting policies:

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

                  The consolidated financial statements as of and for the fiscal years ended March 31, 2005, 2004 and 2003 were restated in a previous filing as a result of our review of the carrying value of goodwill associated with each of its reporting units. In reviewing the carrying value of its goodwill at December 31, 2005, for the purpose of determining if there was any impairment in goodwill, we concluded that in prior periods a portion of the intercompany amounts due from one of our reporting units, Optimum, previously considered as working capital should have been considered as part of Optimum's carrying value for impairment valuation purposes. Accordingly, we believe that the carrying value at March 31, 2005, 2004 and 2003 of Optimum was greater than its fair value. As a result, we recorded non-cash pre-tax charges of $4,131,000 and $7,537,000 for the years ended March 31, 2004 and 2003, respectively (net after tax in the amount of $2,520,000 and $4,598,000, respectively), to reflect such impairments and reduce the carrying value of goodwill associated with Optimum. The consolidated financial statements as of and for the fiscal years ended March 31, 2005, 2004 and 2003 were restated in a previous filing as a result of our change in the methodology of valuing its goodwill for impairment.

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

Accounting for Income Taxes

                  Our ability to recover the reported amounts of deferred income tax assets is dependent upon our ability to generate sufficient taxable income during the periods over which net temporary tax differences become deductible. In assessing the realizability of deferred tax assets and liabilities, management considers whether it is more likely than not that some or all or them will not be realized. As of March 31, 2006 and 2005, we determined that a valuation allowance against our deferred tax asset was not necessary. We must generate approximately $14,473,000 of taxable income, exclusive of any reversals of timing differences, to fully utilize our deferred tax assets. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

RESULTS OF OPERATIONS

                  The following table presents the reported operating results for the fiscal years ended March 31, 2006, 2005 and 2004:

                                                                         YEAR ENDED MARCH 31,
                                                             --------------------------------------------
                                                                 2006            2005            2004
                                                             ------------    ------------    ------------
                                                              (restated)      (restated)      (restated)
OPERATIONS DATA:
Sales                                                        $ 96,940,622    $ 83,950,561    $ 69,280,484
Reimbursable costs and expenses                                38,377,466      29,999,150      20,002,471
Outside production costs and expenses                          24,814,767      21,317,107      19,400,001
Salaries, payroll taxes and benefits                           24,183,806      20,593,053      19,989,835
General and administrative expenses                            11,352,140       9,207,134      10,299,455
Impairment charge                                                 625,609               -       4,131,224
Total operating expenses                                       99,353,788      81,116,444      73,822,986
Operating (loss) income                                        (2,413,166)      2,834,117      (4,542,502)
Interest expense, net                                            (233,335)       (252,094)       (300,550)
(Loss) income before (benefit) provision for income
   taxes, minority interest in net income of consolidated
   subsidiary and cumulative effect of change in
   accounting principle                                        (2,646,501)      2,582,023      (4,843,052)
(Benefit) provision for income taxes                             (922,742)      1,034,827      (1,732,869)
Minority interest in net income of consolidated subsidiary        (77,856)       (494,165)       (105,359)
Net (loss) income before cumulative effect of change in
   accounting principle for revenue recognition, net of
   taxes                                                       (1,801,615)      1,053,031      (3,215,542)

                                                                         YEAR ENDED MARCH 31,
                                                             --------------------------------------------
                                                                 2006            2005            2004
                                                             ------------    ------------    ------------
                                                              (restated)      (restated)      (restated)
Cumulative effect of change in accounting principle for                 -               -      (2,182,814)
   revenue recognition, net of income taxes
Net (loss) income                                              (1,801,615)      1,053,031      (5,398,356)

PER SHARE DATA
Basic (loss) income per share applicable to common
   shareholders                                              $       (.28)   $        .18    $       (.95)
Diluted (loss) income per share applicable to common
   shareholders                                              $       (.28)   $        .16    $       (.95)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic                                                           6,452,847       6,004,948       5,700,144
Diluted                                                         6,452,847       6,391,435       5,700,144

                  The following table presents operating data expressed as a percentage of sales for each of the fiscal years ended March 31, 2006, 2005 and 2004, respectively:

                                                                         YEAR ENDED MARCH 31,
                                                             --------------------------------------------
                                                                 2006            2005            2004
                                                             ------------    ------------    ------------
                                                              (restated)      (restated)      (restated)
STATEMENT OF OPERATIONS DATA:
Sales                                                               100.0 %         100.0 %         100.0 %
Reimbursable costs and expenses                                      39.6 %          35.7 %          28.9 %
Outside production costs and expenses                                25.6 %          25.4 %          28.0 %
Salaries, payroll taxes and benefits                                 24.9 %          24.5 %          28.9 %
General and administrative expenses                                  11.7 %          11.0 %          14.9 %
Impairment charge                                                     0.6 %             -             6.0 %
Total operating expenses                                            102.5 %          96.6 %         106.6 %
Operating (loss) income                                              (2.5)%           3.4 %          (6.6)%
Interest expense, net                                                (0.2)%          (0.3)%          (0.4)%
(Loss) income before (benefit) provision for income taxes
   and minority interest in net income of consolidated
   subsidiary                                                        (2.7)%           3.1 %          (7.0)%
(Benefit) provision for income taxes                                 (1.0)%           1.2 %          (2.5)%
Minority interest in net income of consolidated subsidiary           (0.1)%          (0.6)%          (0.2)%
Net (loss) income before cumulative effect of change in
   accounting principle for revenue recognition, net of
   taxes                                                             (1.9)%           1.3 %          (4.6)%
Cumulative effect of change in accounting principle for
   revenue recognition, net of income taxes                             -               -            (3.2)%
Net (loss) income                                                    (1.9)%           1.3 %          (7.8)%

FISCAL YEAR 2006 COMPARED TO FISCAL YEAR 2005

                  Sales. Sales for Fiscal 2006 were $96,941,000, compared to sales of $83,951,000 for Fiscal 2005, an increase of $12,990,000, or 16%. The following table presents a comparative summary of the components of sales for Fiscal 2006 and 2005:

                                                                 YEAR ENDED MARCH 31,
                                              ---------------------------------------------------------
             SALES                                2006            %             2005            %
-------------------------------------------   ------------   ------------   ------------   ------------
                                               (restated)                    (restated)
Core business                                 $ 53,124,126           54.8   $ 49,099,988           58.5
MarketVision                                     5,439,030            5.6      4,851,423            5.8
Reimbursable program costs and expenses (1)     38,377,466           39.6     29,999,150           35.7
                                              ------------   ------------   ------------   ------------
  Total sales                                 $ 96,940,622          100.0   $ 83,950,561          100.0
                                              ============   ============   ============   ============

(1)  Includes reimbursable costs both from the core business and MarketVision.

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

                  Operating Expenses. Operating expenses for Fiscal 2006 increased by $18,237,000, or 23%, and amounted to $99,354,000, compared to $81,116,000 for Fiscal 2005. The increase in operating expenses resulted from the aggregate of the following:

                  Reimbursable Program Costs and Expenses. In the delivery of certain services to our clients, we purchase a variety of items and services on their behalf for which we are reimbursed. The amount of reimbursable program costs and expenses will vary from period to period, based on the type and scope of the promotional service being provided. Reimbursable program costs and expenses for Fiscal 2006 and 2005 were $38,377,000 and $29,999,000, respectively. The increase in reimbursable program costs and expenses of approximately $8,378,000, or 28%, in Fiscal 2006 was primarily due to experiential and sales promotion programs. The increase in reimbursable program costs and expenses included an increase of approximately $800,000 relating to MarketVision programs. Such core programs, as well as those executed by MarketVision, often include reimbursed costs and expense components.

                  Outside Production Costs and Expenses. Outside production costs and expenses consist of the cost of purchased materials, media, services and other expenditures incurred in connection with and directly related to sales. Outside production costs for Fiscal 2006 were $24,815,000 compared to $21,317,000 for Fiscal 2005, an increase of $3,498,000, or 16%. Outside production costs and expenses increased in Fiscal 2006 primarily as a result of increased revenues we earned for experiential, interactive and sales promotion programs. The weighted mix of outside production costs and the mark-up related to these cost components may vary significantly from project to project based on the type and scope of the service being provided. For the year ended March 31, 2006, outside production costs and expenses as a percentage of sales (exclusive of reimbursements of costs and expenses), increased to 42% from 40% in Fiscal 2005. The increase is due to lower margins earned on media promotional programs, MarketVision programs and experiential sales offset by higher margins earned on sales promotion programs.

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

                  Salaries, Payroll Taxes and Benefits. Salaries, payroll taxes and benefits, exclusive of program reimbursable costs, consist of the salaries, payroll taxes and benefit costs related to all direct labor, indirect labor and overhead personnel. For Fiscal 2006, salaries, payroll taxes and benefits were $24,185,000, compared to $20,593,000 for Fiscal 2005, an increase of $3,591,000, or 17%. Salaries, payroll taxes and benefits as a percentage of sales (exclusive of reimbursable costs and expenses) amounted to 41% for the year ended March 31, 2006, compared to 38% for the year ended March 31, 2005. The increase was primarily attributable to increased staffing to support an anticipated Fiscal 2006 increase in the level of operations to service our core business activities and projected increased MarketVision sales, which did not fully materialize, as well as the launch of our Urban Concept platform, and severance and other employee termination costs of $300,000.

                  General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees and other overhead expenses which for Fiscal 2006 were $11,352,000, compared to $9,207,000 for Fiscal 2005, an increase of $2,145,000, or 23%. The increase in these expenses was primarily the result of $542,000 of costs associated with the termination of our Great Neck, New York office lease, $218,000 of costs associated with the write off in the fourth quarter of Fiscal 2006 of projected future client rent reimbursements, increased marketing and creative expenses, professional fees, as well as other general and administrative expenses. In addition, as a result of MarketVision's office relocation in the prior year, occupancy costs for MarketVision increased $160,000 in Fiscal 2006. Lastly, during Fiscal 2006, due to the uncertainty regarding the collectability of certain receivables, we recorded an additional bad debt reserve of approximately $272,000. This includes a bad debt allowance of $137,000 for one customer that was reserved for in the fourth quarter of Fiscal 2006. Our bad debt expense (credit) amounted to $291,000 and ($66,000) for Fiscal 2006 and 2005, respectively.

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

                  Operating (Loss) Income. As a result of the above changes, our operating loss for Fiscal 2006 amounted to $2,413,000 as compared to operating income of $2,834,000 for Fiscal 2005. Operating loss for the year ended March 31, 2006 included $267,000 of operating income attributable to MarketVision, compared to $1,385,000 of operating income attributable to MarketVision for the year ended March 31, 2005.

                  Interest Expense, Net. Net interest expense, consisting of interest expense of $296,000 offset by interest income of $63,000, for Fiscal 2006, amounted to $233,000, a decrease of $19,000, compared to net interest expense of $252,000, consisting of interest expense of $302,000 offset by interest income of $50,000, for Fiscal 2005. Interest expense consists primarily of interest on our outstanding bank debt. Interest income consists primarily of interest on our note receivable from an officer. Interest charges on the bank debt and interest income on the note receivable are computed based on the prime interest rate in effect. While our average bank debt has decreased as compared to the prior year, rising interest rates have substantially offset the effect of this decrease on our interest expense.

                  (Loss) Income Before (Benefit) Provision for Income Taxes and Minority Interest in Net Income of Consolidated Subsidiary. As a result of the items discussed above, our (loss) income before (benefit) provision for income taxes and minority interest in net income of consolidated subsidiary for Fiscal 2006 was ($2,647,000), compared to income of $2,582,000 for Fiscal 2005.

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

                  Net (Loss) Income. As a result of the items discussed above, net (loss) income for Fiscal 2006 and 2005 was ($1,802,000) and $1,053,000,
respectively. Fully diluted (loss) earnings per share amounted to ($.28) for Fiscal 2006, compared to $.16 for Fiscal 2005.

FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

                  Sales. Sales for Fiscal 2005 were $83,951,000, compared to sales of $69,280,000 for Fiscal 2004, an increase of $14,671,000. The following table presents a comparative summary of the components of sales for Fiscal 2005 and 2004:

                                                                 YEAR ENDED MARCH 31,
                                              ---------------------------------------------------------
             SALES                                2005            %             2004            %
-------------------------------------------   ------------   ------------   ------------   ------------
                                               (restated)                    (restated)
Core business                                 $ 49,099,988           58.5   $ 46,883,538           67.7
MarketVision                                     4,851,423            5.8      2,394,475            3.4
Reimbursable program costs and expenses         29,999,150           35.7     20,002,471           28.9
                                              ------------   ------------   ------------   ------------
  Total sales                                 $ 83,950,561          100.0   $ 69,280,484          100.0
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

                  Operating Expenses. Operating expenses for Fiscal 2005 increased by $7,293,000 and amounted to $81,116,000, compared to $73,823,000 for Fiscal 2004. The increase in operating expenses resulted from the aggregate of the following:

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

                  Outside Production Costs and Expenses. Outside production costs and expenses consist of the cost of purchased materials, media, services and other expenditures incurred in connection with and directly related to sales. Outside production costs for Fiscal 2005 were $21,317,000 compared to $19,400,000 for Fiscal 2004, an increase of $1,917,000. The weighted mix of outside production costs and the mark-up related to these components may vary significantly from project to project based on the type and scope of the service being provided. Accordingly, for the fiscal years ended March 31, 2005 and 2004, outside production costs as a percentage of sales are reflective of the aggregate mix of client projects during such periods. Outside production costs as a percentage of sales (exclusive of reimbursements of costs and expenses) for the fiscal years ended March 31, 2005 and 2004 amounted to 40% and 39%, respectively.

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

                  General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees and other overhead expenses which for Fiscal 2005 were $9,207,000, compared to $10,299,000 for Fiscal 2004, a decrease of $1,092,000. The decrease in these expenses was primarily the result of our continuing effort to more effectively manage and control costs, offset by the inclusion of increased expenses of $255,000 at MarketVision. The increased costs at MarketVision were primarily related to travel and entertainment, rent and other general and administrative expenses incurred in connection with MarketVision's growth in Fiscal 2005. General and administrative expense for Fiscal 2005 includes a net credit of $66,000 for bad debt expense. This was primarily the result of reversals of bad debt allowances that were previously established for certain doubtful accounts which were collected during the first quarter.

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

                  Impairment Charge. In reviewing the carrying value of its goodwill at December 31, 2005, for the purpose of determining if there was any impairment in goodwill, we concluded that in prior periods a portion of the intercompany amounts due from one of our reporting units, Optimum, previously considered as working capital should have been considered as part of Optimum's carrying value for impairment valuation purposes. Accordingly, we believe that the carrying value at March 31, 2005, 2004 and 2003 of Optimum was greater than its fair value. As a result, we recorded non-cash pre-tax charges of $4,131,000 and $7,537,000 for the years ended March 31, 2004 and 2003, respectively (net after tax in the amount of $2,520,000 and $4,598,000, respectively), to reflect such impairments and reduce the carrying value of goodwill associated with Optimum to $626,000. The consolidated financial statements as of and for the fiscal years ended March 31, 2005, 2004 and 2003 were restated in a previous filing as a result of the change in our methodology of valuing goodwill for impairment.

                  Operating Income (Loss). As a result of the above changes, operating income for Fiscal 2005 increased to $2,834,000, from an operating loss of $4,543,000 for the year ended March 31, 2004. The operating income (loss) for the years ended March 31, 2005 and 2004 included operating income of $1,385,000 and $275,000 attributable to MarketVision, respectively.

                  Interest Expense, Net. Net interest expense, consisting of interest expense of $302,000 offset by interest income of $50,000, for Fiscal 2005, amounted to $252,000, a decrease of $49,000, compared to net interest expense of $301,000, consisting of interest expense of $375,000 offset by interest income of $74,000, for Fiscal 2004. The decrease in interest expense for Fiscal 2005 was primarily related to the decrease in outstanding bank borrowings, offset by an increase in interest rates.

                  Income (Loss) Before Provision (Benefit) for Income Taxes, Equity in Loss of Affiliate, Minority Interest in Net Income of Consolidated Subsidiary and Cumulative Effect of Change in Accounting Principle for Revenue Recognition. Income (loss) before provision (benefit) for income taxes, equity in loss of affiliate, minority interest in net income of consolidated subsidiary and cumulative effect of change in accounting principle for revenue recognition for Fiscal 2005 was $2,582,000, compared to a loss of $4,843,000 for Fiscal 2004.

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

                  Net Income (Loss). As a result of the items discussed above, net income (loss) for Fiscal 2005 and Fiscal 2004 was $1,053,000 and $(5,398,000), respectively.

LIQUIDITY AND CAPITAL RESOURCES

                  Beginning with our fiscal year ended March 30, 2000, we have continuously experienced negative working capital. This deficit has generally resulted from our inability to generate sufficient cash and receivables from our programs to offset our current liabilities, which consist primarily of obligations to vendors and other accounts payables, deferred revenues and bank borrowings required to be paid within 12 months from the date of determination. We are continuing our efforts to increase revenues from our programs and reduce our expenses and borrowings, but to date these efforts have not been sufficiently successful. We have been able to operate during this extended period with negative working capital due primarily to bank financing made available to us, advance payments made to us on a regular basis by our largest customers, and to a lesser degree, equity infusions from private placements of our securities ($1 million in January 2000, and $1.63 million in January and February 2003), and stock option and warrant exercises.

                  To the extent our results of operations do not improve, funding is not made available to us (whether in the form of debt or equity), and/or our customers cease to provide us with advance payments, we may not have sufficient cash to fund our operations. In such event, our business will be materially and adversely effected, and we may be required to cease all or a substantial portion of our operations.

                  On March 24, 2005, we entered into an Amended and Restated Credit Agreement with Signature Bank, under which amounts available for borrowing under our revolving credit line were increased by $2.4 million to $3.0 million, and the term loan portion of the credit facility was increased by $1.1 million to $4.0 million. On March 25, 2005, Signature Bank advanced us the increased portion of the term loan, a portion of which was used to repay the remaining $425,000 in principal outstanding under our 9% subordinated note issued in connection with our acquisition of Optimum. Borrowings under the Credit Agreement are evidenced by promissory notes and are secured by all of our assets. We pay Signature a quarterly fee equal to .25% per annum on the unused portion of the revolving credit line. Pursuant to the Amended and Restated Credit Agreement:

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

                  The Credit Agreement provides for a number of affirmative and negative covenants, restrictions, limitations and other conditions including, among others, (i) limitations regarding the payment of cash dividends, (ii) restriction on the use of proceeds, (iii) prohibition on incurring a consolidated net loss, as defined in the Credit Agreement, in two consecutive fiscal quarters or any fiscal year, (iv) compliance with a defined senior debt leverage ratio and debt service ratio covenants, (v) limitation on annual capital expenditures, and (vi) maintenance of 15% of beneficially owned shares of our Common Stock by certain members of our management. At March 31, 2006, we were not in compliance with certain financial covenants of our Credit Agreement, namely the debt service coverage ratio, the consolidated senior funded debt to consolidated EBITDA ratio and the prohibition of incurring a consolidated net loss in two consecutive fiscal quarters or any fiscal year. On July 12, 2006, the bank waived the defaults arising as a result of such noncompliance and charged us a $10,000 waiver fee. On the same date, and in connection with the waiver, the Credit Agreement was amended by reducing the revolving credit line to $2.0 million from $3.0 million. As a result of the restatement reflected in this Amendment No. 2 on Form 10-K, the bank's waiver granted on July 12, 2006 is no longer effective, and an Event of Default exists under the Credit Agreement as a result of our failure to comply with the financial covenants referred to above at March 31, 2006. Pursuant to the aforementioned Event of Default, the term loan is now considered due and payable, and therefore, we have classified the full balance of the term loan as notes payable - current at March 31, 2006.

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

                  At March 31, 2006, we had cash and cash equivalents of $5,892,000, a working capital deficit of $6,589,000, outstanding bank loans of $3,000,000 and an outstanding bank letter of credit of $500,000, $3,000,000 available for borrowing under the revolving credit line, and stockholders' equity of $8,576,000. In comparison, At March 31, 2005, we had cash and cash equivalents of $2,394,000, a working capital deficit of $1,662,000, outstanding bank loans of $4,584,500 and an outstanding bank letter of credit of $500,000, $2,415,500 available for borrowing under the revolving credit line, and stockholders' equity of $9,776,000.

                  Summarized financial information of MarketVision for Fiscal 2006 and Fiscal 2005, which is reflected in the foregoing analysis, is as follows:

                                      MARCH 31,      MARCH 31,
                                        2006           2005
                                   -------------   -------------
         Cash                      $   1,962,000   $     223,000
         Current assets                3,891,000       5,698,000
         Current liabilities           2,715,000       4,563,000
         Working capital               1,176,000       1,135,000
         Net cash provided by
          operating activities         1,910,000         176,000
         Net income                      153,000         969,000

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

                  For Fiscal 2006, we funded our activities from cash provided by operating activities, loan borrowings under the Credit Agreement and cash provided from the exercise of stock options and warrants. Management believes that cash generated from operations together with available cash generated from the sale of our interest in MarketVision and amounts currently available for borrowing under our revolving credit line will be sufficient to meet cash requirements for Fiscal 2007, although there can be no assurance in this regard. To the extent that we are required to seek additional external financing, there can be no assurance that we will be able to obtain such additional funding to satisfy our cash requirements for Fiscal 2007 or as subsequently required to repay loans under the Credit Agreement. If we are unable to secure financing when needed, our businesses may be materially and adversely effected, and we may be required to cease all or a substantial portion of our operations. If we issue additional shares of common stock or securities convertible into common stock in order to secure additional funding, current stockholders may experience dilution of their ownership. In the event we issue securities or instruments other than common stock, we may be required to issue such instruments with greater rights than those currently possessed by holders of common stock.

OFF-BALANCE SHEET TRANSACTIONS

                  We are not a party to any "off-balance sheet transactions" as defined in Item 301 of Regulation S-K.

CONTRACTUAL OBLIGATIONS

                  The table below sets forth as of March 31, 2006, future minimum payments we are required to make in respect of debt obligations and operating leases.

                                                       Payments Due Fiscal Year Ending March 31,
                         ------------------------------------------------------------------------------------------------------
                             Total          2007           2008           2009           2010           2011        Thereafter
                         ------------   ------------   ------------   ------------   ------------   ------------   ------------
Contractual
Obligations
Bank Term Loan (1)       $  3,000,000   $  3,000,000   $          -   $          -   $          -   $          -   $          -
Bank Revolving
 Credit Loan                        -              -              -              -              -              -              -
Operating Leases (2)       11,123,000      1,215,000      1,278,000      1,247,000      1,198,000      1,179,000      5,006,000
                         ------------   ------------   ------------   ------------   ------------   ------------   ------------
Total                    $ 14,123,000   $  4,215,000   $  1,278,000   $  1,247,000   $  1,198,000   $  1,179,000   $  5,006,000
                         ============   ============   ============   ============   ============   ============   ============

(1) Does not include interest due under the term loan. Assuming an annual interest rate of 8.25% (the interest rate in effect as of March 31, 2006), such interest would amount to approximately $134,000 for the fiscal year ending March 31, 2007.

(2) In connection with our New York City office lease, we have provided the landlord of such facilities with a security deposit in the form of a letter of credit in the amount of $500,000. The letter of credit, which was issued by Signature Bank under the Credit Agreement, is reduced annually by $25,000.

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

ITEM 8.           CONSOLIDATED FINANCIAL STATEMENTS

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Consolidated Financial Statements of CoActive Marketing Group, Inc.

  Report of Independent Registered Public Accounting Firm...................32
  Consolidated Balance Sheets as of March 31, 2006 (restated)
   and 2005 (restated)......................................................33
  Consolidated Statements of Operations for the years ended
    March 31, 2006 (restated), 2005 (restated) and 2004 (restated)..........34
  Consolidated Statements of Stockholders' Equity for the years ended
    March 31, 2006 (restated), 2005 (restated) and 2004 (restated)..........35
  Consolidated Statements of Cash Flows for the years ended
    March 31, 2006 (restated), 2005 (restated) and 2004 (restated)..........36
  Notes to Consolidated Financial Statements................................37

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

As discussed in Note 1, the consolidated financial statements have been restated as of and for the years ended March 31, 2006, 2005 and 2004 to reflect an adjustment to correct the revenue recognition for a particular promotional program and for an adjustment to accrue sales and use taxes due to State taxing authorities and for a reclassification of debt from long-term to short-term.


                                                  BDO SEIDMAN, LLP

Melville, New York
June 30, 2006
except for Note 6, as to
which is dated July 12, 2006, and
except for Note 1, as to
which is dated May 18, 2007

                         COACTIVE MARKETING GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2006 AND 2005

                                                                             2006             2005
                                                                        --------------   --------------
                                                                          (restated)       (restated)
                               ASSETS
Current assets:
  Cash and cash equivalents                                             $    5,891,544   $    2,394,248
  Accounts receivable, net of allowance for doubtful accounts of
    $325,000 in 2006 and $69,000 in 2005                                    11,629,916        9,321,653
  Unbilled contracts in progress                                             3,323,788        3,739,233
  Deferred contract costs                                                    2,523,065          656,577
  Prepaid expenses and other current assets                                    689,176          533,421
  Prepaid taxes and other receivables                                          152,683          123,902
                                                                        --------------   --------------
    Total current assets                                                    24,210,172       16,769,034

Property and equipment, net                                                  4,063,657        4,252,327

Note and interest receivable from officer                                      826,341          789,459
Goodwill                                                                     7,601,582        8,227,191
Intangible asset                                                               200,000          200,000
Deferred financing costs, net of amortization of $524,500
 in 2006 and $499,600 in 2005                                                   86,616           82,142
Other assets                                                                    63,771          386,601
Deferred tax asset                                                           5,661,027        4,379,997
                                                                        --------------   --------------
  Total assets                                                          $   42,713,166   $   35,086,751
                                                                        ==============   ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $    5,745,259   $    5,013,409
  Deferred revenue                                                          16,710,837        7,870,082
  Accrued job costs                                                          1,613,625        2,174,885
  Accrued compensation                                                       1,507,932          734,479
  Other accrued liabilities                                                  1,974,711        1,269,541
  Deferred taxes payable                                                       247,272          224,170
  Accrued taxes payable                                                              -          144,396
  Notes payable bank - current                                               3,000,000        1,000,000
                                                                        --------------   --------------
    Total current liabilities                                               30,799,636       18,430,962

Notes payable bank - long term                                                       -        3,584,500
Deferred rent                                                                2,613,541        2,649,091
Minority interest of consolidated subsidiary                                   723,827          645,971
                                                                        --------------   --------------
  Total liabilities                                                         34,137,004       25,310,524
                                                                        --------------   --------------

Commitments and contingencies

Stockholders' equity:
  Class A convertible preferred stock, par value $.001; authorized
    650,000 shares; none issued and outstanding                                      -                -
  Class B convertible preferred stock, par value $.001; authorized
    700,000 shares; none issued and outstanding                                      -                -
  Preferred stock, undesignated; authorized 3,650,000 shares; none
    issued and outstanding                                                           -                -
  Common stock, par value $.001; authorized 25,000,000 shares;
    issued and outstanding 6,831,423 shares and 6,261,690 shares at
    March 31, 2006 and 2005, respectively                                        6,831            6,261
  Additional paid-in capital                                                10,250,003        9,649,023
  (Accumulated deficit) retained earnings                                   (1,680,672)         120,943
                                                                        --------------   --------------
    Total stockholders' equity                                               8,576,162        9,776,227
                                                                        --------------   --------------
  Total liabilities and stockholders' equity                            $   42,713,166   $   35,086,751
                                                                        ==============   ==============

See accompanying notes to consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

                                                                     2006             2005             2004
                                                                --------------   --------------   --------------
                                                                  (restated)       (restated)       (restated)
Sales                                                           $   96,940,622   $   83,950,561   $   69,280,484

Operating expenses:
  Reimbursable costs and expenses                                   38,377,466       29,999,150       20,002,471
  Outside production costs and expenses                             24,814,767       21,317,107       19,400,001
  Salaries, payroll taxes and benefits                              24,183,806       20,593,053       19,989,835
  General and administrative expenses                               11,352,140        9,207,134       10,299,455
  Impairment charge                                                    625,609                -        4,131,224
                                                                --------------   --------------   --------------
Total operating expenses                                            99,353,788       81,116,444       73,822,986
                                                                --------------   --------------   --------------

Operating (loss) income                                             (2,413,166)       2,834,117       (4,542,502)

Interest expense, net                                                 (233,335)        (252,094)        (300,550)
                                                                --------------   --------------   --------------
(Loss) income before (benefit) provision for income taxes,
 minority interest in net income of consolidated subsidiary
 and cumulative effect of change in accounting principle
 for revenue recognition                                            (2,646,501)       2,582,023       (4,843,052)
(Benefit) provision for income taxes                                  (922,742)       1,034,827       (1,732,869)
                                                                --------------   --------------   --------------
Net (loss) income before minority interest in net
 income of consolidated subsidiary and cumulative effect
 of change in accounting principle for revenue recognition          (1,723,759)       1,547,196       (3,110,183)
Minority interest in net income of consolidated
 subsidiary                                                            (77,856)        (494,165)        (105,359)
                                                                --------------   --------------   --------------
Net (loss) income before cumulative effect of change in
 accounting principle for revenue recognition                       (1,801,615)       1,053,031       (3,215,542)
Cumulative effect of change in accounting principle for
 revenue recognition, net of income taxes                                    -                -       (2,182,814)
                                                                --------------   --------------   --------------
Net (loss) income                                               $   (1,801,615)  $    1,053,031   $   (5,398,356)
                                                                ==============   ==============   ==============

Net (loss) income per common share before cumulative effect of change in accounting principle for revenue recognition:

  Basic                                                         $         (.28)  $          .18   $         (.56)
                                                                ==============   ==============   ==============
  Diluted                                                       $         (.28)  $          .16   $         (.56)
                                                                ==============   ==============   ==============
Cumulative effect of change in accounting principle for
 revenue recognition, net of income taxes                       $            -    $           -   $         (.38)
                                                                --------------   --------------   --------------
Net  (loss) income per common share after cumulative
 effect of change in accounting principle for revenue
 recognition:

  Basic                                                         $         (.28)  $          .18   $         (.95)
                                                                ==============   ==============   ==============
  Diluted                                                       $         (.28)  $          .16   $         (.95)
                                                                ==============   ==============   ==============

Weighted average number of shares outstanding:
  Basic                                                              6,452,847        6,004,948        5,700,144
  Dilutive effect of options and warrants                                    -          386,487                -
                                                                --------------   --------------   --------------
  Diluted                                                            6,452,847        6,391,435        5,700,144
                                                                ==============   ==============   ==============

See accompanying notes to consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

                                                    Common Stock                                 Retained
                                                   par value $.001             Additional        Earnings           Total
                                           -------------------------------       Paid-in       (Accumulated     Stockholders'
                                               Shares           Amount           Capital         Deficit)          Equity
                                           --------------   --------------   --------------   --------------   --------------
                                                                                                (restated)       (restated)
Balance, March 31, 2003                         5,034,731   $        5,034   $    6,751,792   $    4,466,268   $   11,223,094

Stock issued in payment of earn out               100,000              100          217,900                -          218,000

Exercise of options                                 2,625                2            6,560                -            6,562

Exercise of warrants and related tax
   benefit                                        152,500              153          247,566                -          247,719

Sale of stock                                     652,000              652        1,629,348                -        1,630,000

Net loss (restated)                                     -                -                -       (5,398,356)      (5,398,356)
                                           --------------   --------------   --------------   --------------   --------------
Balance, March 31, 2004 (restated)              5,941,856            5,941        8,853,166         (932,088)       7,927,019

Costs incurred in connection with sale
 of stock                                               -                -           (8,400)               -           (8,400)

Exercise of options and warrants                  319,834              320          783,806                -          784,126

Tax benefit of exercised options                        -                -           20,451                -           20,451

Net income (restated)                                   -                -                -        1,053,031        1,053,031
                                           --------------   --------------   --------------   --------------   --------------
Balance, March 31, 2005 (restated)              6,261,690            6,261        9,649,023          120,943        9,776,227

Exercise of options and warrants                  379,733              380          428,361                -          428,741

Tax benefit of exercised options                        -                -          172,809                -          172,809

Issuance of non-vested stock                      190,000              190             (190)               -                -

Net loss (restated)                                     -                -                -       (1,801,615)      (1,801,615)
                                           --------------   --------------   --------------   --------------   --------------
Balance, March 31, 2006 (restated)              6,831,423   $        6,831   $   10,250,003   $   (1,680,672)  $    8,576,162
                                           ==============   ==============   ==============   ==============   ==============

See accompanying notes to consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2006, 2005 AND 2004

                                                                            2006             2005             2004
                                                                       --------------   --------------   --------------
                                                                         (restated)       (restated)       (restated)
Cash flows from operating activities:
Net (loss) income                                                      $   (1,801,615)  $    1,053,031   $   (5,398,356)
Adjustments to reconcile net (loss) income to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                                               869,523          975,795          806,251
  Deferred rent amortization                                                   90,986          (41,645)               -
  Provision (credit) for bad debt expense                                     290,952          (66,044)         215,569
  Interest income on note receivable from officer                             (36,882)         (27,183)         (29,276)
  Deferred income taxes                                                    (1,085,119)         420,556       (1,653,559)
  Minority interest of consolidated subsidiary                                 77,856          494,165          101,724
  Impairment charge                                                           625,609                -        4,131,224
  Cumulative effect of change in accounting principle for revenue
   recognition                                                                      -                -        2,182,814
  Other                                                                             -                -            3,635
  Changes in operating assets and liabilities, net of effects of acquisitions:
    (Increase) decrease in accounts receivable                             (2,599,215)       1,249,364         (764,925)
    Decrease (increase) in unbilled contracts in progress                     415,445       (1,655,726)        (290,425)
    (Increase) decrease in deferred contract costs                         (1,866,488)        (317,477)       1,749,943
    (Increase) decrease in prepaid expenses and other assets                 (204,376)          77,002          302,265
    (Increase) decrease in prepaid taxes and other receivables                (28,781)         325,680         (449,582)
    Increase (decrease) in accounts payable                                   731,850        2,652,488       (4,089,716)
    Increase (decrease) in deferred revenue                                 8,840,755       (5,226,795)       4,108,049
    (Decrease) increase in accrued job costs                                 (561,260)        (685,665)       1,286,287
    Increase (decrease) in accrued compensation                               773,453          283,205          385,807
    Increase (decrease) in other accrued liabilities                          705,170          (77,089)           4,052
    (Decrease) increase in accrued taxes payable                             (144,396)         164,847           23,596
                                                                       --------------   --------------   --------------
Net cash provided by (used in) operating activities                         5,093,467         (401,491)       2,625,377
                                                                       --------------   --------------   --------------

Cash flows from investing activities:
  Purchases of fixed assets                                                  (411,031)        (269,116)      (1,372,351)
  Acquisitions, net of cash acquired                                                -                -         (700,000)
  Increase in cash for consolidation of variable interest entity                    -                -           35,691
                                                                       --------------   --------------   --------------
Net cash used in investing activities                                        (411,031)        (269,116)      (2,036,660)
                                                                       --------------   --------------   --------------

Cash flows from financing activities:
  Proceeds from exercise of stock options and warrants                        428,741          784,126           98,062
  Borrowings of debt                                                        5,450,000        1,050,000        1,200,000
  Payments of debt                                                         (7,034,500)      (1,875,000)      (1,665,500)
  Financing costs                                                             (29,381)         (50,029)         (24,007)
  Costs incurred in connection with sale of stock                                   -           (8,400)               -
  Proceeds from sale of stock                                                       -                -        1,630,000
                                                                       --------------   --------------   --------------
Net cash (used in) provided by financing activities                        (1,185,140)         (99,303)       1,238,555
                                                                       --------------   --------------   --------------

Net increase (decrease) in cash and cash equivalents                        3,497,296         (769,910)       1,827,272

Cash and cash equivalents at beginning of year                              2,394,248        3,164,158        1,336,886
                                                                       --------------   --------------    --------------
Cash and cash equivalents at end of year                               $    5,891,544   $    2,394,248   $    3,164,158
                                                                       ==============   ==============   ==============

Supplemental disclosures of cash flow information:
  Interest paid during the year                                        $      262,491   $      289,010   $      274,273
                                                                       ==============   ==============   ==============
  Income taxes paid during the year                                    $      306,569   $      323,208   $      340,865
                                                                       ==============   ==============   ==============
Non-cash transactions relating to investing and financing
 activities consist of:
  Tax benefit of exercised options                                     $      172,809   $       20,451   $            -
                                                                       ==============   ==============   ==============
  Capitalization of leasehold improvements previously
   classified as client reimbursements                                 $      244,915   $            -   $            -
                                                                       ==============   ==============   ==============
  Lease accounting correction                                          $            -   $    2,690,736   $            -
                                                                       ==============   ==============   ==============
  Stock issued in payment of earn out                                  $            -   $            -   $      218,000
                                                                       ==============   ==============   ==============

See accompanying notes to consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2006, 2005, 2004
                                  (As restated)

(1)      Organization and Nature of Business

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

         Restatement

         The consolidated financial statements of the Company as of and for the years ended March 31, 2006, 2005, and 2004 have been restated as a result of management's determination that the Company had (i) incorrectly applied revenue recognition policies to a particular promotional program, resulting in the premature recording of approximately $1,137,000 of revenues and approximately $71,000 of related operating expenses during the year ended March 31, 2006, and
         (ii) failed to accrue and pay sales and use taxes due to State taxing authorities during the years ended March 31, 2006, 2005, and 2004, the periods for which such taxes were due. The Company's failure to properly accrue sales and use tax liabilities resulted in an understatement of operating and interest expenses of approximately $257,000, $164,000 and $222,000 for the years ended March 31, 2006,
         2005 and 2004, respectively, and an understatement of revenues of approximately $39,000 in the year ended March 31, 2006 relating to reimbursable expenses for sales and use taxes.

         In accounting for the promotional program referred to above, the Company originally had determined that the design of the promotional program itself and the acquiring of participating partners entitled the Company to recognize a portion of the revenue to be generated from the program. Management subsequently determined that the accounting for this program, which contained multi-deliverables, is governed by EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") and that under EITF 00-21 revenue could only be recognized as certain field events under the program were executed. Accordingly, the sales and outside production costs and expenses for this promotion, previously recorded in the year ended March 31, 2006, were required to be deferred and could only be recognized as certain field events under the program were executed. Such execution occurred during the period of April 2006 through July 2006.

         The restatement for these errors reduces the Company's net income or increases its net loss, as applicable, as originally reported for the fiscal years ended March 31, 2006, 2005 and 2004, by approximately $770,000 ($.12 per diluted share), $99,000 ($.02 per diluted share) and $133,000 ($.03 per diluted share), respectively. To reflect the financial statement impact of the foregoing adjustments on its subsequent filings with the SEC, the Company is filing contemporaneously with this Amendment No. 2, an amendment to its Quarterly Report on Form 10-Q for the three months ended June 30, 2006. The effect of this restatement on the three months ended June 30, 2006 is to increase revenues and decrease expenses, as previously reported, by $535,000 and $639,000, respectively.

         The restatement required adjustments to the Company's consolidated statements of stockholders' equity and consolidated statements of cash flows, without any effect on the Company's cash or net cash provided from operations at and for the fiscal quarter ended June 30, 2006, as well as the fiscal years ended March 31, 2006, 2005 and 2004. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, the Company implemented procedures intended to strengthen its internal control processes and prevent a recurrence of future errors of this nature.

         The effect of the restatements on the Company's consolidated balance sheets for the fiscal years ended March 31, 2006 and 2005 and statements of operations for the fiscal years ended March 31, 2006, 2005 and 2004 are presented below:

         CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2006 AND 2005:

                                           March 31, 2006                    March 31, 2005
                                   -------------------------------   -------------------------------
                                   As previously                     As previously
                                      reported        As restated       reported        As restated
                                   --------------   --------------   --------------   --------------
Unbilled contracts in progress     $    3,330,728   $    3,323,788   $    3,739,233   $    3,739,233
Deferred contract costs                 2,452,141        2,523,065          656,577          656,577
Deferred tax asset                      4,993,025        5,661,027        4,225,587        4,379,997
Total assets                           41,981,180       42,713,166       34,932,341       35,086,751
Deferred revenue                       15,580,832       16,710,837        7,870,082        7,870,082
Other accrued liabilities               1,370,727        1,974,711          883,516        1,269,541
Total liabilities                      32,403,015       34,137,004       24,924,499       25,310,524
(Accumulated deficit) Retained
 earnings                                (678,669)      (1,680,672)         352,558          120,943
Total stockholders' equity              9,578,165        8,576,162       10,007,842        9,776,227
Total liabilities and
 stockholders' equity                  41,981,180       42,713,166       34,932,341       35,086,751

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004:

                                                   March 31, 2006                    March 31, 2005
                                           -------------------------------   -------------------------------
                                           As previously                     As previously
                                              reported        As restated       reported        As restated
                                           --------------   --------------   --------------   --------------
Sales                                      $   98,038,354   $   96,940,622   $   83,950,561   $   83,950,561
Reimbursable costs and expenses
                                               38,338,254       38,377,466       29,999,150       29,999,150
Outside production costs and
 expenses                                      24,706,743       24,814,767       21,218,372       21,317,107
General and administrative
 expenses                                      11,327,701       11,352,140        9,167,161        9,207,134
Operating (loss) income                        (1,143,759)      (2,413,166)       2,972,824        2,834,117
Interest expense, net                            (218,762)        (233,335)        (226,483)        (252,094)
(Loss) income before (benefit)
 provision for income taxes, minority
 interest in net income of consolidated
 subsidiary and cumulative effect of
 change in accounting principle for
 revenue recognition                           (1,362,521)      (2,646,501)       2,746,341        2,582,023
(Benefit) provision for income
 taxes                                           (409,150)        (922,742)       1,100,555        1,034,827

                                               March 31, 2006                March 31, 2005
                                         ---------------------------   ---------------------------
                                              As                            As
                                          previously                    previously
                                           reported      As restated     reported      As restated
                                         ------------   ------------   ------------   ------------
Net (loss) income                          (1,031,227)    (1,801,615)     1,151,621      1,053,031
Net (loss) income per common
 share before cumulative effect
 of change in accounting
 principle for revenue
 recognition:
  Basic                                  $       (.16)  $       (.28)  $        .19   $        .18
  Diluted                                $       (.16)  $       (.28)  $        .18   $        .16
Net (loss) income per common share
 after cumulative effect of change in
 accounting principle for revenue
 recognition:
  Basic                                  $       (.16)  $       (.28)  $        .19   $        .18
  Diluted                                $       (.16)  $       (.28)  $        .18   $        .16

                                                             March 31, 2004
                                                     -------------------------------
                                                     As previously
                                                        reported        As restated
                                                     -------------    --------------
Outside production costs and expenses                $   19,366,050   $   19,400,001
General and administrative expenses                      10,171,960       10,299,455
Operating loss                                           (4,381,056)      (4,542,502)
Interest expense, net                                      (240,288)        (300,550)
Loss before benefit for income taxes, minority
 interest in net income of consolidated
 subsidiary and cumulative effect of change in
 accounting principle for revenue recognition            (4,621,344)      (4,843,052)
Benefit for income taxes                                 (1,644,186)      (1,732,869)
Net loss                                                 (5,265,331)      (5,398,356)
Net loss per common share before cumulative effect
 of change in accounting principle for revenue
 recognition:
  Basic                                              $         (.54)  $         (.56)
  Diluted                                            $         (.54)  $         (.56)
Net loss per common share after cumulative
 effect of change in accounting principle
 for revenue recognition:
  Basic                                              $         (.92)  $         (.95)
  Diluted                                            $         (.92)  $         (.95)

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

         (b)      Adoption of EITF 00-21

                  The Company adopted EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") in the fourth quarter of Fiscal 2004. EITF 00-21, which became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. Prior to the adoption of EITF 00-21, the Company recognized revenue on its broadcast media and special event contracts on the percentage-of-completion method over the life of the contract as identifiable phases of services, such as concept creation and development, media purchase, production, media airing and event execution occurred. Under that method, the Company generally recognized a portion of the revenues attributable to those contracts upon signing by the Company's clients. Pursuant to EITF 00-21, with regard to contracts with multiple deliverables, the Company now recognizes income for each unit of accounting, as defined, identified within a contract. In contracts with multiple deliverables where separate units of accounting can not be defined, all of the contract's revenue is recognized as the media is aired and the events take place, without regard to the timing of the contracts' signing or when cash is received under these contracts. The adoption of EITF 00-21 (effective April 1, 2003) resulted in a non-cash charge reported as a cumulative effect of a change in accounting principle of $2,183,000 in Fiscal 2004. For Fiscal 2004, the adoption of EITF 00-21 resulted in an increase in sales of $2,479,000 and an increase in outside production and expenses of $1,639,000. After giving effect to the implementation of EITF 00-21 and before the cumulative effect of the change in method of accounting for revenue recognition, the Company had a net loss of ($3,215,542) or $(.56) per common share for Fiscal 2004.

         (c)      Adoption of FIN 46R

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

         (i)      Deferred Contract Costs

                  Deferred contract costs represent direct contract costs and expenses incurred prior to the Company's related revenue recognition on such contracts. Notwithstanding the Company's accounting policy with regard to deferred contract costs, labor costs for permanent employees are expensed as incurred.

         (j)      Long-Lived Assets

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

                  The following table illustrates the effects on net (loss) income and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock based incentive plans:

                                                                 Fiscal 2006      Fiscal 2005      Fiscal 2004
                                                                --------------   --------------   --------------
                                                                  (restated)       (restated)       (restated)
                  Net (loss) income as reported                 $   (1,801,615)  $    1,053,031   $   (5,398,356)
                  Less compensation expense determined under
                   the fair value method, net of tax                   110,545          215,476          260,235
                                                                --------------   --------------   --------------
                  Pro forma net (loss) income                   $   (1,912,160)  $      837,555   $   (5,658,591)
                                                                ==============   ==============   ==============

                  Net (loss) income per share - Basic:
                    As reported                                 $         (.28)  $          .18   $         (.95)
                    Pro forma                                   $         (.30)  $          .14   $         (.99)

                  Net (loss) income per share - Diluted:
                    As reported                                 $         (.28)  $          .16   $         (.95)
                    Pro forma                                   $         (.30)  $          .13   $         (.99)

                  The per share weighted-average fair value of stock options granted on their respective date of grant using the modified Black-Scholes option-pricing model and their related weighted-average assumptions are as follows:

                                                 Fiscal 2006   Fiscal 2005   Fiscal 2004
                                                 -----------   -----------   -----------
                  Risk-free interest rate               4.53%         4.90%         1.67%
                  Expected life - years                10.00         10.00          5.54
                  Expected volatility                   51.6%         67.3%         50.0%
                  Expected dividend yield                  0%            0%            0%
                  Fair value of option grants    $      1.89   $      1.93   $      1.34

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

         For the years ended March 31, 2006, 2005 and 2004, sales from MarketVision (inclusive of reimbursable program costs and expenses) amounted to $15,438,000, $14,022,000 and $4,743,000, respectively.
         MarketVision's operating income for the years ended March 31, 2006, 2005 and 2004 amounted to $267,000, $1,385,000 and $275,000, respectively.

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

(4)      Property and Equipment

         Property and equipment consist of the following:

                                                             March 31,      March 31,
                                                               2006           2005
                                                           ------------   ------------
         Furniture, fixtures and computer equipment        $  4,476,780   $  4,219,441
         Leasehold improvements                               4,224,143      3,856,098
         Capitalized leases                                      21,748         21,748
                                                           ------------   ------------
                                                              8,722,671      8,097,287
         Less: accumulated depreciation and amortization      4,659,014      3,844,960
                                                           ------------   ------------
                                                           $  4,063,657   $  4,252,327
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

                 Year ending March 31,
                        2007                    $     1,215,000
                        2008                          1,278,000
                        2009                          1,247,000
                        2010                          1,198,000
                        2011                          1,179,000
                        Thereafter                    5,006,000
                                                ----------------
                                                $    11,123,000
                                                ================

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

(6)      Debt

         Notes Payable, Bank

         At March 31, 2006, the Company's bank borrowings of $3,000,000 (exclusive of a letter of credit outstanding in the amount of $500,000) reflect the terms and conditions of an Amended and Restated Credit Agreement ("Credit Agreement") entered into with a bank on March 24, 2005. Pursuant to the Credit Agreement, amounts available for borrowing under its revolving credit line were increased by $2,415,500 to $3,000,000, and the term loan portion of the credit facility was increased by $1,050,000 to $4,000,000. On March 25, 2005, the bank advanced the Company the increased portion of the term loan. The Credit Agreement also provides a separate $500,000 letter of credit facility to support the Company's lease obligations with respect to its New York City offices. The Company utilized $425,000 of the proceeds of the increased term loan to pay in full its remaining obligations on the 9% subordinated note it issued in connection with its 1998 acquisition of Optimum. Remaining loan proceeds will be used for working capital purposes. Borrowings under the term loan and revolving credit facility are evidenced by promissory notes and are secured by all the Company's assets. Pursuant to the Credit Agreement:

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

         As a result of the restatement reflected in this Amendment No. 2 on Form 10-K, the bank's waiver granted on July 12, 2006 is no longer effective, and an Event of Default exists under the Credit Agreement as a result of the Company's failure to comply with the financial covenants referred to above at March 31, 2006.

         Pursuant to the Event of Default noted above, the Company's term loan is now considered due and payable, and therefore, the Company classified the full balance of the term loan as notes payable - current at March 31, 2006.

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

         Total debt as of March 31, 2006 and 2005 is summarized as follows:

                                                 2006              2005
                                            --------------     -------------
         Term loan note payable             $    3,000,000     $   4,000,000
         Revolving loan note payable                     -           584,500
                                            --------------     -------------
         Total debt                              3,000,000         4,584,500
         Less current portion                    3,000,000         1,000,000
                                            --------------     -------------
         Total long-term debt               $            -     $   3,584,500
                                            ==============     =============

(7)      Stockholders' Equity

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

                  Changes in options outstanding and options exercisable and shares reserved for issuance at March 31, 2006 under all plans are as follows:

                                                   Weighted
                                                average price
                                                  per share      Outstanding    Exercisable (D)
                                                -------------   -------------   ---------------
                  Balance at March 31, 2003     $        2.40       1,947,335         1,445,649

                  Became exercisable            $        2.44               -           193,146
                  Granted (A)                   $        2.93         255,000           171,252
                  Exercised                     $        2.50          (2,625)           (2,625)
                  Canceled                      $        2.72         (69,481)          (35,775)
                                                -------------   -------------   ---------------

                  Balance at March 31, 2004     $        2.46       2,130,229         1,771,647

                  Became exercisable            $        2.60               -           293,585
                  Granted (B)                   $        2.48          27,500            13,752
                  Exercised                     $        2.31         (68,750)          (68,750)
                  Canceled                      $        3.38         (96,741)          (96,741)
                                                -------------   -------------   ---------------

                  Balance at March 31, 2005     $        2.42       1,992,238         1,913,493

                  Became exercisable            $        2.49               -            46,248
                  Granted (C)                   $        2.76         100,000            50,000
                  Exercised                     $        1.13        (277,370)         (277,370)
                  Canceled                      $        2.02         (48,563)          (48,563)
                                                -------------   -------------   ---------------

                  Balance at March 31, 2006     $        2.65       1,766,305         1,683,808
                                                =============   =============   ===============

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

                  The options outstanding and exercisable as of March 31, 2006 are summarized in ranges as follows:

                                                                                     Weighted
                                        Weighted       Weighted                      average
                         Number of      average        average                       exercise
      Range of            options       exercise       remaining     Exercisable      price
   exercise price       outstanding      price          life           shares        of shares
--------------------   ------------   ------------   ------------   ------------   ------------
    $1.12 - 2.50          1,094,430   $       2.02           0.98      1,036,933   $       2.00
    $3.00 - 4.00            665,000   $       3.61           2.13        640,000   $       3.62
  more than $4.00             6,875   $      10.00           2.08          6,875   $      10.00
                       ------------   ------------   ------------   ------------   ------------
                          1,766,305   $       2.65           1.42      1,683,808   $       2.65
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

(8)      Income Taxes

         The components of income tax (benefit) provision for the years ended March 31, 2006, 2005, and 2004 are as follows:

                                        March 31, 2006                March 31, 2005                March 31, 2004*
                                         (restated)                    (restated)                     (restated)
                                 ---------------------------   ---------------------------   ---------------------------
         Current:
            State and local      $     58,142                  $     54,953                  $     25,440
            Federal                   104,235        162,377        559,318        614,271       (126,516)      (101,076)
                                 ------------                  ------------                  ------------

         Deferred:
            Federal and State                     (1,085,119)                      420,556                    (3,087,003)
                                                ------------                  ------------                  ------------
                                                $   (922,742)                 $  1,034,827                  $ (3,188,079)
                                                ============                  ============                  ============

         *Income tax benefit before cumulative
          effect of the change in accounting
          principle for revenue recognition                                                                 $ (1,732,869)

          Cumulative effect of change in
          accounting principle for
          revenue recognition                                                                                 (1,455,210)
                                                                                                            ------------
                                                                                                            $ (3,188,079)
                                                                                                            ============

         The differences between the (benefit) provision for income taxes computed at the federal statutory rate and the reported amount of tax expense attributable to (loss) income before (benefit) provision for income taxes, minority interest in net income of consolidated subsidiary and cumulative effect of a change in accounting principle for the years ended March 31, 2006, 2005 and 2004 are as follows:

                                                                             Rate
                                                         --------------------------------------------
                                                             2006            2005            2004
                                                         ------------    ------------    ------------
         Statutory Federal income tax                           (34.0)%          34.0 %         (34.0)%
         State and local taxes, net of Federal benefit            (.2)            3.0            (5.2)
         Under accrual from prior year                              -             1.6             1.7
         Permanent differences                                    1.4              .9              .5
         Other                                                   (2.1)             .6             1.2
                                                         ------------    -------------   ------------
         Effective tax rate                                     (34.9)%          40.1 %         (35.8)%
                                                         ============    =============   ============

         The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in net deferred tax asset are as follows:


                                                       March 31,      March 31,      March 31,
                                                         2006           2005           2004
                                                      (restated)     (restated)     (restated)
                                                     ------------   ------------   ------------
Deferred tax (liabilities) assets:
Current:
     Unbilled revenue                                $   (247,272)  $   (224,170)  $   (147,943)
                                                     ------------   ------------   ------------
Long-term:
     Goodwill, principally due to differences in
       amortization                                     1,657,893      2,053,441      2,701,481
     Net operating loss carryforwards                   3,837,115      2,451,502      2,134,845
     Other                                                166,019       (124,946)      (112,000)
                                                     ------------   ------------   ------------
                                                        5,661,027      4,379,997      4,724,326
                                                     ------------   ------------   ------------
Net deferred tax asset                               $  5,413,755   $  4,155,827   $  4,576,383
                                                     ============   ============   ============

         At March 31, 2006, the Company has federal net operating loss carry-forwards of approximately $9,508,000, of which approximately $897,000 was generated from stock-based compensation charges, that begin to expire March 31, 2024. The Company's wholly-owned subsidiaries are single-member limited liability companies that are disregarded for federal income tax return purposes. As such, the Company is not required to file a federal consolidated income tax return.

         The Company provides for income taxes under the provision of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. In assessing the realizability of deferred tax assets and liabilities, management considers whether it is more likely than not that some or all or them will not be realized. As of March 31, 2006 and 2005, the Company determined that a valuation allowance against its deferred tax asset was not necessary. The Company must generate approximately $14,473,000 of taxable income, exclusive of any reversals of timing differences, to fully utilize its deferred tax assets. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

(9)      Significant Customers

         For the fiscal years ended March 31, 2006, 2005 and 2004, Diageo North America, Inc. ("Diageo") accounted for approximately 42%, 27% and 13%, respectively, of the Company's revenues. For the fiscal years ended March 31, 2005 and 2004, Schieffelin & Somerset Co. and its successor entities ("S&S"), accounted for approximately 13% and 30%, respectively, of its revenues. These revenues respectively included revenues attributable to program reimbursable costs and expenses for Diageo of 26% and 17% of revenues for the years ended March 31, 2006, 2005 and 2004, and 9% and 21% for S&S, respectively, for the years ended March 31, 2005 and 2004. At March 31, 2006 and 2005, Diageo accounted for 41% and 9%, respectively, of the Company's accounts receivable. At March 31, 2005, S&S accounted for 1% of accounts receivable.

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

(12)     Summarized Quarterly Consolidated Financial Data (Unaudited)

         The Fiscal 2006, 2005 and 2004 quarterly information reflects the quarters as previously reported prior to the restatements as a result of management's determination that the Company had (i) incorrectly applied revenue recognition policies to a particular promotional program, resulting in the premature recording of revenues and related operating expenses during the year ended March 31, 2006 and (ii) failed to accrue and pay sales and use taxes due to State taxing authorities during the years ended March 31, 2006, 2005, and 2004, the periods for which such taxes were due. The Fiscal 2006, 2005 and 2004 quarterly information also reflects the quarters as restated for the aforementioned items.

         In addition, the quarterly information for the quarter ended December 31, 2005, as provided in the table below, reflects the Company's correction of a misclassification of reimbursable expenses. The adjustment of $918,490 is recorded as an increase to sales and reimbursable expenses, with no effect on net loss for the quarter or year-to-date.

                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                             First Quarter Ended             Second Quarter Ended
                                                June 30, 2005                 September 30, 2005
                                        -----------------------------   -----------------------------
                                        As previously                   As previously
                                           reported      As restated       reported      As restated
                                        -------------   -------------   -------------   -------------
Sales                                   $  21,512,543   $  21,518,740   $  27,186,383   $  26,579,171
Operating expenses                         22,313,198      22,354,456      26,416,082      26,458,170
                                        -------------   -------------   -------------   -------------
Operating (loss) income                      (800,655)       (835,716)        770,301         121,001
                                        -------------   -------------   -------------   -------------
Net (loss) income                       $    (566,019)  $    (589,884)  $     401,438   $       9,334
Net (loss) income per common share:
      Basic                             $        (.09)  $        (.09)  $         .06   $         .00
      Diluted                           $        (.09)  $        (.09)  $         .06   $         .00
Weighted average common shares:
      Basic                                 6,261,690       6,261,690       6,325,443       6,325,443
      Diluted                               6,261,690       6,261,690       6,947,979       6,947,979

                                             Third Quarter Ended             Fourth Quarter Ended
                                              December 31, 2005                 March 31, 2006
                                        -----------------------------   -----------------------------
                                        As previously                   As previously
                                           reported      As restated       reported      As restated
                                        -------------   -------------   -------------   -------------
Sales                                   $  25,837,066   $  25,494,061   $  23,502,362   $  23,348,650
Operating expenses                         25,657,671      25,691,662      24,795,162      24,849,500
                                        -------------   -------------   -------------   -------------
Operating (loss) income                       179,395        (197,601)     (1,292,800)     (1,500,850)
                                        -------------   -------------   -------------   -------------
Net (loss) income                       $     (21,165)  $    (249,357)  $    (845,481)  $    (971,708)
Net (loss) income per common share:
      Basic                             $         .00   $        (.04)  $        (.13)  $        (.15)
      Diluted                           $         .00   $        (.04)  $        (.13)  $        (.15)
Weighted average common shares:
      Basic                                 6,605,303       6,605,303       6,618,951       6,618,951
      Diluted                               6,605,303       6,605,303       6,618,951       6,618,951

                                             First Quarter Ended             Second Quarter Ended
                                                June 30, 2004                 September 30, 2004
                                        -----------------------------   -----------------------------
                                        As previously                   As previously
                                           reported      As restated       reported      As restated
                                        -------------   -------------   -------------   -------------
Sales                                   $  19,403,094   $  19,403,094   $  23,223,187   $  23,223,187
Operating expenses                         18,994,099      19,021,630      21,993,843      22,024,430
                                        -------------   -------------   -------------   -------------
Operating (loss) income                       408,995         381,464       1,229,344       1,198,757
                                        -------------   -------------   -------------   -------------
Net (loss) income                       $     197,537   $     177,242   $     659,826   $     637,584
Net (loss) income per common share:
      Basic                             $         .03   $         .03   $         .11   $         .11
      Diluted                           $         .03   $         .03   $         .10   $         .10
Weighted average common shares:
      Basic                                 5,941,856       5,941,856       5,941,856       5,941,856
      Diluted                               6,388,444       6,388,444       6,355,295       6,355,295

                                             Third Quarter Ended             Fourth Quarter Ended
                                              December 31, 2004                 March 31, 2005
                                        -----------------------------   -----------------------------
                                        As previously                   As previously
                                           reported      As restated       reported      As restated
                                        -------------   -------------   -------------   -------------
Sales                                   $  21,203,984   $  21,203,984   $  20,120,296   $  20,120,296
Operating expenses                         20,065,741      20,103,520      19,924,054      19,966,864
                                        -------------   -------------   -------------   -------------
Operating (loss) income                     1,138,243       1,100,464         196,242         153,432
                                        -------------   -------------   -------------   -------------
Net (loss) income                       $     448,594   $     421,890   $    (154,336)  $    (183,685)
Net (loss) income per common share:
      Basic                             $         .08   $         .07   $        (.02)  $        (.03)
      Diluted                           $         .07   $         .06   $        (.02)  $        (.03)
Weighted average common shares:
      Basic                                 5,943,255       5,943,255       6,192,823       6,192,823
      Diluted                               6,609,114       6,609,114       6,192,823       6,192,823

                                             First Quarter Ended             Second Quarter Ended
                                                June 30, 2003                 September 30, 2003
                                        -----------------------------   -----------------------------
                                        As previously                   As previously
                                           reported      As restated       reported      As restated
                                        -------------   -------------   -------------   -------------
Sales                                   $  20,203,923   $  20,203,923   $  16,557,568   $  16,557,568
Operating expenses                         18,669,481      18,769,845      16,475,649      16,484,007
                                        -------------   -------------   -------------   -------------
Operating (loss) income                     1,534,442       1,434,078          81,919          73,561
                                        -------------   -------------   -------------   -------------
Net (loss) income                       $     878,205   $     790,506   $      11,846   $       5,792
Net (loss) income per common share:
      Basic                             $         .17   $         .15   $         .00   $         .00
      Diluted                           $         .15   $         .14   $         .00   $         .00
Weighted average common shares:
      Basic                                 5,119,347       5,119,347       5,135,035       5,135,035
      Diluted                               5,765,948       5,765,948       6,223,819       6,223,819

                                             Third Quarter Ended             Fourth Quarter Ended
                                              December 31, 2003                 March 31, 2004
                                        -----------------------------   -----------------------------
                                        As previously                   As previously
                                           reported      As restated       reported      As restated
                                        -------------   -------------   -------------   -------------
Sales                                   $  19,076,940   $  19,076,940   $  13,442,053   $  13,442,053
Operating expenses                         19,182,751      19,210,091      19,333,659      19,359,043
                                        -------------   -------------   -------------   -------------
Operating (loss) income                      (105,811)       (133,151)     (5,891,606)     (5,916,990)
                                        -------------   -------------   -------------   -------------
Net (loss) income                       $    (123,345)  $    (143,718)  $  (3,849,223)  $  (3,868,122)
Net (loss) income per common share:
      Basic                             $        (.02)  $        (.03)  $        (.68)  $        (.68)
      Diluted                           $        (.02)  $        (.03)  $        (.68)  $        (.68)
Weighted average common shares:
      Basic                                 5,137,179       5,137,179       5,673,630       5,673,630
      Diluted                               5,137,179       5,137,179       5,673,630       5,673,630

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

ITEM 9A.          CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

                  In connection with their review of our financial statements for the quarter ended September 30, 2006, Grant Thornton LLP, our independent auditor at the time of such review, communicated to management and our Audit Committee the existence of internal control deficiencies that constituted material weaknesses under standards established by the Public Company Accounting Oversight Board. A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of financial statements will not be prevented or detected. As a result of our communications with Grant Thornton and further review conducted by management and our Audit Committee, we believe the following material weaknesses existed during the period covered by this Annual Report:

         o Our failure to properly monitor and account for state sales and use tax liabilities in various jurisdictions.

         o        Our misapplication of revenue recognition policies.

                  These material weaknesses resulted in the restatement of our financial statements for the years ended March 31, 2006, 2005 and 2004 as described in this Amendment No. 2.

                  To remedy the weakness related to sales and use taxes, we have retained third-party consultants with expertise in State and local sales and use taxes to further assist us in understanding and properly paying these obligations and recording these obligations on our financial statements.

                  In addition, with this Amendment No. 2, we have corrected our misapplication of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," to a particular promotional program. Prior to the restatement reflected in this Amendment No. 2, our misapplication of EITF 00-21 had resulted in the premature recording of revenues and related expenses during the fiscal year ended March 31, 2006. This error resulted in the understatement of revenues of approximately $524,000 and an overstatement of operating expenses of $398,000 in the quarter ended June 30, 2006. Originally, we had determined that the design of the promotional program itself and the acquiring of participating partners entitled the Company to recognize a portion of the revenues to be generated by this program. We have now concluded that under EITF 00-21, revenues could only be recognized as certain field events of the program were executed on behalf of its clients. Such execution occurred during the period of April 2006 through July 2006. We do not expect future errors of this nature to occur in connection with our application of EITF 00-21 to revenues we generate from programs we execute for our clients.

                  Grant Thornton also advised our Audit Committee that it believed there existed several other significant deficiencies that in the aggregate constituted material weaknesses. We believe the following significant deficiencies identified by Grant Thornton adversely impacted our internal controls during the period covered by this Annual Report:

                  o Resource constraints faced by the Company's accounting department.

                  o Excessive reliance on Excel spreadsheets by the Company in key areas, including as support for revenue recognition on certain customer contracts.

                  o Insufficient controls in monitoring and controlling the posting of journal entries.

                  o Ineffective controls over access by information technology personnel to information technology programs and systems.

                  Our management and our current independent auditors, Lazar Levine & Felix LLP, have discussed the material weaknesses described above with our Audit Committee. By implementing the remedial measures discussed below, management intends to improve its internal control over financial reporting and to avoid future material misstatements of our financial statements. Since the end of the period covered by this Amendment No. 2, we have implemented or are implementing the following measures:


                  o The hiring of additional accounting and financial reporting staff and restructuring of the accounting and finance department;

                  o The engagement of a consultant specializing in accounting and financial reporting to augment our accounting staff;

                  o The upgrading of our accounting and financial reporting software systems;

                  o Additional monitoring and review of selected journal entries; and

                  o The initiation of a comprehensive review of financial controls and procedures to address the issues identified above and to bring us into compliance with the requirements of the Sarbanes-Oxley Act with respect to internal controls and procedures.

                  We are monitoring the effectiveness of these measures, and may take further action as we deem appropriate to strengthen our internal control over financial reporting. However, we do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected.

                  An evaluation was performed, under the supervision of, and with the participation of, the Company's management, including the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-(e) to the Securities and Exchange Act of
1934). Based on that evaluation, due to the material weaknesses described above, the Company's management, including the Chief Executive Officer and Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were not effective, as of the end of the period covered by this Annual Report on Form 10-K/A for the year ended March 31, 2006 (the "Report"), in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Annual Report. Notwithstanding the material weaknesses referred to above, management believes that the consolidated financial statements included in this Annual Report on Form 10-K/A fairly present, in all material respects, our financial position, results of operation and cash flows for the periods presented.

CHANGES IN INTERNAL CONTROLS

                  There have been no significant changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                  1.       Financial Statements:

                                                                                                         Page
                                                                                                         ----
                           Index to Financial Statements                                                  31
                              Consolidated Financial Statements of CoActive Marketing Group, Inc.
                                  Report of Independent Registered Public Accounting Firm                 32
                                  Consolidated Balance Sheets as of March 31, 2006 (restated)
                                      and 2005 (restated)                                                 33
                                  Consolidated Statements of Operations for the years ended
                                      March 31, 2006 (restated), 2005 (restated) and
                                  2004 (restated)                                                         34
                                  Consolidated Statements of Stockholders' Equity
                                      for the years ended March 31, 2006 (restated), 2005 (restated)
                                      and 2004 (restated)                                                 35
                                  Consolidated Statements of Cash Flows for the
                                      years ended March 31, 2006 (restated), 2005
                                      (restated) and 2004 (restated)                                      36
                                  Notes to Consolidated Financial Statements                              37

                  2.       Financial Statement Schedules:

                           S-1    Report of Independent Registered Public Accounting Firm                 66
                           S-2    Allowance for Doubtful Accounts                                         67

                  3.       Exhibits:


         Exhibit
         Number            Description of Exhibits.
         ---------         -----------------------------------------------------
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

         21                Subsidiaries of the Registrant

         23                Consent of BDO Seidman, LLP

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

         31.2 Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act.

         32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act.

         32.2 Certification of Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CoActive Marketing Group, Inc.

The audits referred to in our report dated June 30, 2006, except for Note 6, as to which is dated July 12, 2006, and except for Note 1, as to which is dated May 18, 2007, relating to the consolidated financial statements of CoActive Marketing Group, Inc. and Subsidiaries, which is contained in Item 8 of the Form 10-K, included the audits of the financial statement schedule for the years ended March 31, 2006, 2005 and 2004. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO Seidman, LLP
---------------------------
BDO Seidman, LLP

Melville, New York
May 18, 2007

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

                                           COACTIVE MARKETING GROUP, INC.


                                           By:   /s/ Jennifer R. Calabrese
                                                 -------------------------------
                                                 Jennifer R. Calabrese
                                                 Vice President - Controller
                                                 (Principal Accounting Officer)

                                           Dated: May 18, 2007

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

         Signature and Title                        Signature and Title
-------------------------------------      -------------------------------------

By:   /s/ Charles F. Tarzian               By:   /s/ Jennifer R. Calabrese
      -------------------------------            -------------------------------
      Charles F. Tarzian                         Jennifer R. Calabrese
      President and                              Vice President - Controller
      Chief Executive Officer                    (Principal Accounting Officer)
      (Principal Executive Officer)
Dated: May 18, 2007                              Dated: May 18, 2007


By:   /s/ Herbert M. Gardner               By:   /s/ Marc C. Particelli
      -------------------------------            -------------------------------
      Herbert M. Gardner                         Marc C. Particelli
      Director                                   Director
Dated: May 18, 2007                              Dated: May 18, 2007


By:   /s/ John A. Ward, III                By:   /s/ James H. Feeney
      -------------------------------            -------------------------------
      John A. Ward, III                          James H. Feeney
      Director                                   Director
Dated: May 18, 2007                        Dated: May 18, 2007