Form 10-Q/A
period 2006-06-30
COACTIVE MARKETING GROUP INC
filed 2007-05-21
CIK 886475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 2)

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  _________  to ____________


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

================================================================================

                                EXPLANATORY NOTE

This Amendment No. 2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2006, initially filed with the Securities and Exchange Commission (the "SEC") on August 14, 2006 (the "Original Filing"), reflects a restatement of the consolidated financial statements of CoActive Marketing Group, Inc. (the "Company") for the quarter ended June 30, 2006, as discussed in Note 1 to the consolidated financial statements. The decision to restate these financial statements was made as a result of management's determination that the Company had incorrectly applied revenue recognition policies to a particular promotional program, resulting in the premature recording of approximately $1,137,000 of revenues during the year ended March 31, 2006. This error resulted in the understatement of revenues by approximately $524,000 and an overstatement of operating expenses by approximately $398,000 in the quarter ended June 30, 2006. In addition, the Company improperly accrued approximately $252,000 during the quarter ended June 30, 2006 for sales and use taxes due to State taxing authorities with respect to the years ended March 31, 2006, 2005, and 2004. The restatement for these errors increases the Company's net income as originally reported for the quarter ended June 30, 2006 by approximately $704,000 ($.10 per diluted share).

Further information on the restatement adjustments can be found in Note 1 to the accompanying unaudited consolidated financial statements. To reflect the financial statement effect of the foregoing adjustments on its previous filings with the SEC, the Company is filing contemporaneously with this Amendment No. 2, an amendment to its Annual Report on Form 10-K/A for the year ended March 31, 2006, which reflects (i) a reduction in revenue and related expenses for the year ended March 31, 2006 in connection with the promotional program referred to above, and (ii) an increase in sales and use taxes and related expenses for the years ended March 31, 2006, 2005, and 2004.

In addition, certain amounts as previously reported in the Company's consolidated financial statements for the quarter ended June 30, 2006 were reclassified to more accurately reflect the nature of the Company's balance sheet and results of operations. Such reclassifications did not have any effect on the Company's net income, cash or net cash provided from operations.

This Amendment No. 2 also includes related changes to the disclosures in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Controls and Procedures." Except as otherwise specifically noted, all information contained herein is as of June 30, 2006 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 2 restates in its entirety the Original Filing.

                                      INDEX
                                      -----

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements of CoActive Marketing Group, Inc.
            and Subsidiaries (Unaudited)

            Condensed Consolidated Balance Sheets - June 30, 2006
               (restated) and March 31, 2006 (Audited) (restated)             4

            Condensed Consolidated Statements of Operations -
               Three months ended June 30, 2006 (restated) and
               June 30, 2005 (restated)                                       5

            Condensed Consolidated Statement of Stockholders' Equity -
               Three months ended June 30, 2006 (restated)                    6

            Condensed Consolidated Statements of Cash Flows -
               Three months ended June 30, 2006 (restated) and
               June 30, 2005 (restated)                                       7

            Notes to Unaudited Condensed Consolidated Financial Statements    8

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                            17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          23

Item 4.  Controls and Procedures                                             23

PART II - OTHER INFORMATION
---------------------------

Items 1, 1A, 2, 3, 4 and 5.  Not Applicable

Item 6.  Exhibits                                                            25

SIGNATURES                                                                   26
----------


                         PART I - FINANCIAL INFORMATION
                         COACTIVE MARKETING GROUP, INC.
                      Condensed Consolidated Balance Sheets
                        June 30, 2006 and March 31, 2006


                                                                                    June 30, 2006       March 31, 2006
                                                                                      (restated)         (restated)
                                                                                    ---------------    ---------------
                                                                                      (Unaudited)
Assets
Current assets:
        Cash and cash equivalents                                                   $     2,573,793    $     3,929,438
        Accounts receivable, net of allowance for doubtful accounts of
              $345,000 at June 30, 2006 and $325,000 at March 31, 2006                   14,420,263         10,726,762
        Unbilled contracts in progress                                                    2,540,524          2,650,453
        Deferred contract costs                                                           1,937,952          2,523,065
        Prepaid expenses and other current assets                                           777,912            740,385
        Current assets of discontinued operations                                                --          3,640,069
                                                                                    ---------------    ---------------
              Total current assets                                                       22,250,444         24,210,172

Property and equipment, net                                                               3,691,936          3,833,943

Note and interest receivable from officer                                                   554,919            826,341
Deferred financing costs, net                                                                84,214             86,616
Deferred tax asset                                                                        4,744,674          5,661,027
Goodwill and intangible asset                                                             7,557,203          7,557,203
Other assets                                                                                 37,002             49,919
Noncurrent assets of discontinued operations                                                     --            487,945
                                                                                    ---------------    ---------------
        Total assets                                                                $    38,920,392    $    42,713,166
                                                                                    ===============    ===============

Liabilities and Stockholders' Equity
Current liabilities:
        Accounts payable                                                            $     4,695,108    $     4,505,344
        Accrued compensation                                                              1,910,985          1,494,432
        Accrued job costs                                                                 1,110,879          1,368,235
        Other accrued liabilities                                                         1,606,771          1,974,713
        Deferred revenue and other client credits                                        14,426,830         15,745,269
        Deferred taxes payable                                                              247,272            247,272
        Notes payable bank - current                                                      2,750,000          3,000,000
        Current liabilities of discontinued operations                                           --          2,464,371
                                                                                    ---------------    ---------------
              Total current liabilities                                                  26,747,845         30,799,636

Deferred rent                                                                             2,595,769          2,613,541
Noncurrent liabilities of discontinued operations                                                --            723,827
                                                                                    ---------------    ---------------
        Total liabilities                                                                29,343,614         34,137,004
                                                                                    ---------------    ---------------
Commitments and contingencies

Stockholders' equity:
        Class A convertible preferred stock, par value $.001;
              authorized 650,000 shares; none issued and outstanding                             --                 --
        Class B convertible preferred stock, par value $.001;
              authorized 700,000 shares; none issued and outstanding                             --                 --
        Preferred stock, undesignated; authorized 3,650,000 shares;
              none issued and outstanding                                                        --                 --
        Common stock, par value $.001; authorized 25,000,000 shares;
              issued and outstanding 7,084,751 shares at June 30, 2006
              and 6,831,423 at March 31, 2006, respectively                                   7,084              6,831
        Additional paid-in capital                                                       10,494,004         10,250,003
        Accumulated deficit                                                                (924,310)        (1,680,672)
                                                                                    ---------------    ---------------
              Total stockholders' equity                                                  9,576,778          8,576,162
                                                                                    ---------------    ---------------
        Total liabilities and stockholders' equity                                  $    38,920,392    $    42,713,166
                                                                                    ===============    ===============

See accompanying notes.


                         COACTIVE MARKETING GROUP, INC.
                 Condensed Consolidated Statements of Operations
                    Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                                        2006              2005
                                                                                     (restated)        (restated)
                                                                                    ------------      ------------
Sales                                                                               $ 27,021,465      $ 18,911,790
                                                                                    ------------      ------------
Operating expenses:
         Reimbursable program costs and expenses                                      10,713,331         6,572,376
         Outside production and other program expenses                                 7,293,709         5,783,209
         Compensation expense                                                          5,295,872         5,130,984
         General and administrative expenses                                           2,182,330         2,298,342
                                                                                    ------------      ------------
Total operating expenses                                                              25,485,242        19,784,911
                                                                                    ------------      ------------

Operating income (loss)                                                                1,536,223          (873,121)

Interest expense, net                                                                    (37,912)          (61,241)
Other income                                                                              57,000                --
                                                                                    ------------      ------------
Income (loss) from continuing operations before provision
         (benefit) for income taxes                                                    1,555,311          (934,362)

Provision (benefit) for income taxes                                                     622,125          (346,412)
                                                                                    ------------      ------------

Income (loss) from continuing operations                                                 933,186          (587,950)
                                                                                    ------------      ------------
Discontinued operations:
         Loss from discontinued operations, net of tax (benefit) provision
             of ($32,591) and $41,558, respectively                                      (49,650)           (1,933)
         Net loss on disposal of discontinued operations, net of tax provision
             of $302,004                                                                (127,174)               --
                                                                                    ------------      ------------
Loss from discontinued operations                                                       (176,824)           (1,933)
                                                                                    ------------      ------------

Net income (loss)                                                                   $    756,362      $   (589,883)
                                                                                    ============      ============

Basic earnings (loss) per share:
         Income (loss) from continued operations                                    $        .14      $       (.09)
         Loss from discontinued operations                                                  (.03)               --
                                                                                    ------------      ------------
         Net income (loss) per share                                                $        .11      $       (.09)
                                                                                    ============      ============

Diluted earnings (loss) per share:
         Income (loss) from continued operations                                    $        .13      $       (.09)
         Loss from discontinued operations                                                  (.02)               --
                                                                                    ------------      ------------
         Net income (loss) per share                                                $        .11      $       (.09)
                                                                                    ============      ============

Weighted average number of common shares outstanding:
              Basic                                                                    6,785,054         6,261,690
              Dilutive effect of options, warrants and restricted shares                 227,730                --
                                                                                    ------------      ------------
              Diluted                                                                  7,012,784         6,261,690
                                                                                    ============      ============

See accompanying notes.


                         COACTIVE MARKETING GROUP, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                        Three Months Ended June 30, 2006
                                   (Unaudited)

                                                                Common Stock
                                                               par value $.001         Additional                         Total
                                                       ----------------------------      Paid-in        Accumulated    Stockholders'
                                                           Shares         Amount         Capital         Deficit         Equity
                                                       ------------    ------------    ------------    ------------    ------------
Balance, March 31, 2006 (restated)                        6,831,423    $      6,831    $ 10,250,003    $ (1,680,672)   $  8,576,162

Exercise of options                                         361,380             361         433,295              --         433,656

Issuance of non-vested stock, net of forfeitures             45,000              45             (45)             --              --

Retirement of common stock in connection with
  payment of interest on note receivable                   (153,052)           (153)       (282,994)             --        (283,147)

Compensation cost recognized in connection with
  non-vested stock                                               --              --          19,812              --          19,812

Compensation cost recognized in connection with
  stock options                                                  --              --          73,933              --          73,933

Net income (restated)                                            --              --              --         756,362         756,362
                                                       ------------    ------------    ------------    ------------    ------------
Balance, June 30, 2006 (restated)                         7,084,751    $      7,084    $ 10,494,004    $   (924,310)   $  9,576,778
                                                       ============    ============    ============    ============    ============

See accompanying notes.


                         COACTIVE MARKETING GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                    Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)
                                                                                                            2006           2005
                                                                                                         (restated)     (restated)
                                                                                                        ------------   ------------
Cash flows from operating activities:
       Net income (loss)                                                                                $    756,362   $   (589,883)
       Adjustments to reconcile net income (loss) to net cash used in operating activities:
               Depreciation and amortization                                                                 226,089        178,741
               Deferred rent amortization                                                                    (17,772)        (6,167)
               Provision for bad debt expense                                                                 46,980          6,000
               Interest income on note receivable from officer                                               (11,725)        (7,292)
               Compensation expense on non-vested stock and stock options                                     93,745             --
               Deferred income taxes                                                                         614,349       (346,250)
               Loss from discontinued operations, net of tax                                                  49,650          1,933
               Loss on disposal of discontinued operations, net of tax                                       127,174             --
               Changes in operating assets and liabilities:
                      Accounts receivable                                                                 (3,740,481)    (3,766,484)
                      Unbilled contracts in progress                                                         109,929       (366,583)
                      Deferred contract costs                                                                585,112       (660,534)
                      Prepaid expenses and other assets                                                      (24,610)        92,081
                      Accounts payable                                                                       189,764      1,008,186
                      Deferred revenue and other client credits                                           (1,318,439)       403,123
                      Accrued job costs                                                                     (257,356)     1,351,481
                      Accrued compensation                                                                   416,553        861,834
                      Other accrued liabilities                                                             (367,941)      (154,103)
                                                                                                        ------------   ------------

                      Net cash used in operating activities of continuing operations                      (2,522,617)    (1,993,917)
                      Operating activities of discontinued operations                                        (35,004)        44,909
                                                                                                        ------------   ------------
                      Net cash used in operating activities                                               (2,557,621)    (1,949,008)
                                                                                                        ------------   ------------
Cash flows from investing activities:
       Proceeds from sale of discontinued operations                                                       1,100,000             --
       Purchases of fixed assets                                                                             (76,680)      (119,004)
                                                                                                        ------------   ------------
                      Net cash provided by (used in) investing activities of continuing operations         1,023,320       (119,004)
                      Investing activities of discontinued operations                                             --        (44,910)
                                                                                                        ------------   ------------
                      Net cash provided by (used in) investing activities                                  1,023,320       (163,914)
                                                                                                        ------------   ------------
Cash flows from financing activities:
       Proceeds from exercise of stock options                                                               433,656             --
       Borrowings of debt                                                                                         --        800,000
       Payments of debt                                                                                     (250,000)      (834,500)
       Financing costs                                                                                        (5,000)        (8,484)
                                                                                                        ------------   ------------
                      Net cash provided by (used in) financing activities                                    178,656        (42,984)
                                                                                                        ------------   ------------

                      Net decrease in cash and cash equivalents                                           (1,355,645)    (2,155,906)

Cash and cash equivalents at beginning of period                                                           3,929,438      2,171,103
                                                                                                        ------------   ------------
Cash and cash equivalents at end of period                                                              $  2,573,793   $     15,197
                                                                                                        ============   ============
Supplemental disclosures of cash flow information:
       Interest paid during the period                                                                  $     61,323   $     51,163
                                                                                                        ============   ============
       Income tax paid during the period                                                                $      7,776   $      7,453
                                                                                                        ============   ============
Noncash activities relating to investing and financing activities:
       Retirement of common stock in connection with payment of interest on note receivable             $    283,147   $         --
                                                                                                        ============   ============
       Amortization of projected reimbursements from clients for straight lining of rent                $         --   $      9,190
                                                                                                        ============   ============


See accompanying notes.

                 CoActive Marketing Group, Inc. and Subsidiaries

       Notes to the Unaudited Condensed Consolidated Financial Statements

                             June 30, 2006 and 2005
                                  (As restated)

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

         The consolidated financial statements of the Company include the financial statements of the Company and its wholly-owned subsidiaries. In addition, through May 22, 2006, the consolidated financial statements included the accounts of a variable interest entity, Garcia Baldwin, Inc. d/b/a MarketVision ("MarketVision"), an affiliate that provided ethnically oriented marketing and promotional services. The Company owned 49% of the common stock of MarketVision. A third party owned the remaining 51%. The third party owned portion of MarketVision was accounted for as minority interest in the Company's consolidated financial statements. As disclosed in Note 2, the Company sold its 49% interest in MarketVision in May 2006, and all amounts relating to MarketVision have been reclassified as discontinued operations in the Company's financial statements for all periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended March 31, 2006.

         Restatement
         -----------

         The consolidated financial statements as of and for the fiscal quarter ended June 30, 2006 and the fiscal years ended March 31, 2006, 2005, and 2004 have been restated as a result of management's determination that the Company had incorrectly applied revenue recognition policies to a particular promotional program, resulting in the premature recording of approximately $1,137,000 of revenues during the year ended March 31, 2006. This error resulted in the understatement of revenues by approximately $524,000 and an overstatement of operating expenses by approximately $398,000 in the quarter ended June 30, 2006. In addition, the Company improperly accrued approximately $252,000 during the quarter ended June 30, 2006 for sales and use taxes due to State taxing authorities with respect to the years ended March 31, 2006, 2005, and 2004. The restatement for these errors increases the Company's net income as originally reported for the quarter ended June 30, 2006 by approximately $704,000 ($.10 per diluted share).

         In accounting for the promotional program referred to above, the Company originally had determined that the design of the promotional program itself and the acquiring of participating partners entitled the Company to recognize a portion of the revenue to be generated from the program. Management subsequently determined that the accounting for this program, which contained multi-deliverables, is governed by EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), and that under EITF 00-21, revenue could only be recognized as certain field events of the program were executed on behalf of the Company's clients. Accordingly, the sales and outside production costs and expenses for this promotion, previously recorded in the year ended March 31, 2006, were required to be deferred and could only be recognized upon the execution of such events. Such execution occurred during the period of April 2006 through July 2006. Based on the field events executed in the quarter ended June 30, 2006, the financial statements previously issued for this period contained an understatement of sales and an overstatement of outside production costs and expenses of approximately $524,000 and $398,000, respectively. The restatement for this error increases the net income previously recorded for the quarter ended June 30, 2006 by approximately $553,000, or $.08 per diluted share.

         The restatement for the improper accruing of State sales and use taxes increases the Company's net income as originally reported for the quarter ended June 30, 2006 by approximately $151,000 ($.02 per diluted share).

         To reflect the financial statement impact of the foregoing adjustments on its previous filings with the SEC, the Company is filing contemporaneously with this Amendment No. 2, an amendment to its Annual Report on Form 10-K/A for the year ended March 31, 2006, which reflects
         (i) a reduction in revenue and related expenses for the year ended March 31, 2006 in connection with the promotion program referred to above, and (ii) an increase in sales and use taxes and related expenses of $604,000 for the years ended March 31, 2006, 2005, and 2004.

         The restatement requires adjustments to the Company's consolidated statements of stockholders' equity and consolidated statements of cash flows, without any effect on the Company's cash or net cash provided from operations at and for the fiscal quarter ended June 30, 2006, as well as the fiscal years ended March 31, 2006, 2005 and 2004. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, the Company implemented procedures intended to strengthen its internal control processes and prevent a recurrence of future errors of this nature.

         In addition, certain amounts as previously reported in the Company's consolidated financial statements for the quarter ended June 30, 2006 were reclassified to more accurately reflect the nature of the Company's balance sheet and results of operations. Such reclassifications did not have any effect on the Company's net income, cash or net cash provided from operations.

         The effect of the restatements and reclassifications on the Company's consolidated balance sheets and statements of operations, after giving effect to the discontinued operations, is presented below:

         Consolidated Balance Sheets as of June 30, 2006 and March 31, 2006:

                                                      June 30, 2006                 March 31, 2006
                                             ----------------------------    ----------------------------
                                             As previously                   As previously
                                               reported      As restated       reported       As restated
                                             ------------    ------------    ------------    ------------
Unbilled contracts in progress               $  2,540,524    $  2,540,524    $  2,657,393    $  2,650,453
Deferred contract costs                         1,616,685       1,937,952       2,452,141       2,523,065
Deferred tax asset                              4,546,363       4,744,674       4,993,025       5,661,027
Total assets                                   38,400,814      38,920,392      41,981,180      42,713,166
Accounts payable                                3,617,108       4,695,108       4,505,344       4,505,344
Accrued compensation                            1,679,985       1,910,985       1,494,432       1,494,432
Accrued job costs                               1,258,726       1,110,879       1,368,235       1,368,235
Other accrued liabilities                       2,680,864       1,606,771       1,370,728       1,974,713
Deferred revenue and other client credits      13,696,845      14,426,830      14,615,265      15,745,269
Total liabilities                              28,526,569      29,343,614      32,403,015      34,137,004
Accumulated deficit                              (626,843)       (924,310)       (678,669)     (1,680,672)
Total stockholders' equity                      9,874,245       9,576,778       9,578,165       8,576,162
Total liabilities and stockholders' equity     38,400,814      38,920,392      41,981,180      42,713,166

         Consolidated Statements of Operations for the quarters ended June 30, 2006 and 2005:

                                                                               June 30, 2006                     June 30, 2005
                                                                       ------------------------------------------------------------
                                                                       As previously                   As previously
                                                                         reported      As restated       reported       As restated
                                                                       ------------    ------------    ------------    ------------
Sales                                                                  $ 26,752,505    $ 27,021,465    $ 18,905,593    $ 18,911,790
Reimbursable program costs and expenses                                  10,665,294      10,713,331       6,566,179       6,572,376
Outside production and other program expenses                             7,687,399       7,293,709       5,751,331       5,783,209
General and administrative expenses                                       2,742,838       2,182,330       2,295,159       2,298,342
Operating income (loss)                                                     361,102       1,536,223        (838,060)       (873,121)
Interest expense, net                                                       (37,018)        (37,912)        (56,529)        (61,241)
Income (loss) from continuing operations before provision (benefit)
   for income taxes                                                         381,084       1,555,311        (894,589)       (934,362)
Provision (benefit) for income taxes                                        152,434         622,125        (330,503)       (346,412)
Income (loss) from continuing operations                                    228,650         933,186        (564,086)       (587,950)
Net income (loss)                                                            51,826         756,362        (566,019)       (589,883)
Basic earnings (loss) per share:
   Income (loss) from continued operations                                      .03             .14            (.09)           (.09)
   Net income (loss) per share                                                  .01             .11            (.09)           (.09)
Diluted earnings per share:
   Income (loss) from continued operations                                      .03             .13            (.09)           (.09)
   Net income (loss) per share                                                  .01             .11            (.09)           (.09)

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

         Balance Sheet at March 31, 2006:

         Cash                                                   $  1,962,106
         Accounts receivable, net                                    903,154
         Unbilled contracts in progress                              673,335
         Prepaid expenses and other current assets                   101,474
         Property and equipment, net                                 229,714
         Goodwill                                                    244,379
         Other assets                                                 13,852
         Accounts payable                                          1,239,915
         Deferred revenue and other client credits                   965,566
         Accrued job costs                                           245,390
         Accrued compensation                                         13,500
         Minority interest                                           723,827

         Results of Operations for the period April 1, 2006 through May 22, 2006 and the three months ended June 30, 2005:

                                                                                    Three months
                                                                 April 1, 2006         ended
                                                                to May 22, 2006    June 30, 2005
                                                                ---------------   ---------------
         Sales                                                  $     1,197,677   $     2,606,950
                                                                ---------------   ---------------
         Operating expenses:
              Reimbursable program costs and expenses                   617,663         1,389,629
              Outside production and other program expenses             151,184           190,749
              Compensation expense                                      397,082           753,699
              General and administrative expenses                       163,705           235,468
                                                                ---------------   ---------------
         Total operating expenses                                     1,329,634         2,569,545
                                                                ---------------   ---------------

         Operating (loss) income                                       (131,957)           37,405
         Interest (expense) income                                       (1,963)              209
         Benefit (provision) for income taxes                            32,591           (41,558)
         Minority interest                                               51,679             2,011
                                                                ---------------   ---------------
         Net loss                                               $       (49,650)  $        (1,933)
                                                                ===============   ===============

(3)      Summary of Significant Accounting Policies

         Reimbursable Program Costs and Expenses
         ---------------------------------------

         Pursuant to contractual arrangements with some of its clients, the Company is reimbursed for certain program costs and expenses. These reimbursed costs are recorded both as revenues, and as operating expenses. Such costs may include variable employee compensation costs. Not included in reimbursable program costs and expenses are certain compensation and general and administrative expenses which are recurring in nature and for which a certain client fee arrangement provides for payment to the Company for such costs. These costs are included in compensation and general and administrative expenses in the Company's income statement.

         In July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") released Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"). Additionally, in January 2002, the EITF released Issue 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" ("EITF 01-14"). EITF 99-19 and 01-14 provide guidance on when client reimbursements, including out of pocket expenses, should be characterized as revenue. Pursuant to such literature, the Company records such client reimbursements as revenue on a gross basis.

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

         Effective April 1, 2006, the Company changed its accounting policy regarding its method of revenue recognition for certain contracts in one of its subsidiaries from percentage of completion to completed contract. The Company believes that the completed contract method of revenue recognition for these contracts is the preferable method of accounting due to the short-term nature of such contracts. The impact of the change in accounting policy was not considered to be material as of and for the year ended March 31, 2006.

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

         Net Income (Loss) Per Share
         ---------------------------

         For the quarter ended June 30, 2006, options and warrants, which expire through March 31, 2016, to purchase approximately 1,464,000 shares of common stock at prices ranging from $1.70 to $10.00 per share were excluded from the computation of diluted earnings per share. For the quarter ended June 30, 2005, options and warrants, which expire through April 30, 2014, to purchase approximately 2,226,000 shares of common stock at prices ranging from $1.12 to $10.00 per share were excluded from the computation of diluted earnings per share. Such options and warrants were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

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

         Deferred Revenue and Other Client Credits
         -----------------------------------------

         Deferred revenue and Other Client Credits represents contract amounts billed and client advances in excess of revenues earned.

(4)      Deferred Rent
         -------------

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

(5)      Notes Payable Bank
         ------------------

         At June 30, 2006, the Company's bank borrowings of $2,750,000 (exclusive of a letter of credit outstanding in the amount of $500,000) reflect the terms and conditions of an Amended and Restated Credit Agreement ("Credit Agreement") entered into with a bank on March 24, 2005, as amended to date. Pursuant to the Credit Agreement, the maximum amount available for borrowing under the revolving credit line is currently $2,000,000, and the term loan is repayable in monthly installments of principal in the amount of $83,333. Prior to entering into an amendment in July 2006, the maximum amount available for borrowing under the revolving credit line had been $3,000,000. The Credit Agreement provides for a number of affirmative and negative covenants, restrictions, limitations and other conditions including, among others, (i) limitations regarding the payment of cash dividends,
         (ii) restriction on the use of proceeds, (iii) prohibition on incurring a consolidated net loss, as defined in the Credit Agreement, in two consecutive fiscal quarters or any fiscal year, (iv) compliance with a defined senior debt leverage ratio and debt service ratio covenants,
         (v) limitation on annual capital expenditures, and (vi) maintenance of 15% of beneficially owned shares of common stock by certain stockholders. Although the Company was in compliance with these financial covenants with respect to the period ended June 30, 2006, as a result of the restatement described in Note 1, the Bank's waiver granted on July 12, 2006 with respect to the Company's failure to comply with these financial covenants at March 31, 2006 is no longer effective, and an Event of Default exists under the Credit Agreement as a result thereof.

         As a result of the Events of Default noted above, the Company's term loan is now considered due and payable, and therefore, the Company classified the full balance of the term loan as notes payable - current at June 30, 2006 and March 31, 2006.

(6)      Income Taxes
         ------------

         The provision (benefit) for income taxes for the three months ended June 30, 2006 and 2005 is based upon the Company's estimated effective tax rate for the respective fiscal years.

(7)      Accounting for Stock-Based Compensation
         ---------------------------------------

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

         The adoption of SFAS No. 123R reduced income from continuing operations before provision for income taxes and net income by $73,900 and $44,400, respectively, for the three months ended June 30, 2006. The impact on diluted earnings per share for the three months ended June 30, 2006 was $.01 per share.

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

                                                  Three Months Ended June 30,
                                                      2006           2005
                                                 ----------------------------
         Risk-free interest rate                         4.92%           4.34%
         Expected life - years                           5.00           10.00
         Expected volatility                             42.9%           60.2%
         Expected dividend yield                            0%              0%
         Fair value of option grants             $        .77    $       2.47

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
                                                                     ============    ============    ============    ============

         (A) Represents options granted to purchase 30,000 shares at an exercise price of $1.70 and 80,000 shares at an exercise price of $1.57. Of the options granted, 70,000 were to become exercisable prior to June 30, 2006 and 40,000 are exercisable upon the earlier to occur of the Board of Director's selection of a permanent Chief Executive Officer or June 20, 2007.

         The total intrinsic value of options exercised during the three months ended June 30, 2006 was approximately $208,600. Cash received from the exercise of stock options during the three months ended June 30, 2006 was approximately $433,700.

         Total unrecognized compensation cost related to unvested stock option awards at June 30, 2006 is approximately $57,500 and is expected to be recognized over a weighted average period of .5 years. Total compensation cost recognized in income for the three months ended June 30, 2006, and the related tax benefit amounted to $73,900 and $29,600, respectively, for these option awards.

         Non-Vested Stock

         As of June 30, 2006, pursuant to certain Restricted Stock Agreements, the Company awarded 235,000 shares of common stock under the Company's 2002 Plan to certain employees (net of 25,000 shares forfeited in April 2006 as a result of the termination of employment of the recipient). The value of the shares at the grant date amounted to approximately $463,000 and will be recognized ratably as compensation expense over the vesting period. The shares of common stock granted pursuant to such agreements vest as follows:

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
                                                                     ============    ============    ============    ============

         Total unrecognized compensation cost related to unvested stock awards at June 30, 2006 is approximately $443,600 and is expected to be recognized over a weighted average period of 2.5 years. Total compensation cost recognized in income for the three months ended June 30, 2006, and the related tax benefit amounted to $19,800 and $7,900, respectively, for these stock awards.

         The following table illustrates the effect on net loss and loss per share for the three months ended June 30, 2005 had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to its stock based incentive plans for the three months ended June 30, 2005:

         Net loss as reported (restated)                                                             $   (589,883)

         Less compensation expense determined under the fair value method, net of tax                      (9,550)
                                                                                                     ------------
         Pro forma net loss                                                                          $   (599,433)
                                                                                                     ============
         Net loss per share - Basic:
              As reported                                                                            $       (.09)
              Pro forma                                                                              $       (.10)

         Net loss per share - Diluted:
              As reported                                                                            $       (.09)
              Pro forma                                                                              $       (.10)

(8)      Recent Accounting Standards
         ---------------------------

         In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
         - an Interpretation of FASB No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on future changes, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

(9)      Lease Accounting Correction
         ---------------------------

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

(10)     Reclassifications
         -----------------

         Certain amounts as previously reported have been reclassified to conform to current year classifications.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company's expectations are set forth in the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006 under "Risk Factors," including but not limited to "Outstanding Indebtedness," Security Interest," "Recent Losses," "Dependence on Key Personnel," "Customers," "Unpredictable Revenue Patterns," "Competition," "Risks Associated with Acquisitions," "Expansion Risk," and "Control by Executive Officers and Directors," in addition to other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Restatement

         The consolidated financial statements as of and for the fiscal quarter ended June 30, 2006 were restated as a result of management's determination that we had incorrectly applied revenue recognition policies to a particular promotional program, resulting in the premature recording of approximately $1,137,000 of revenues during the year ended March 31, 2006. This error resulted in the understatement of revenues by approximately $524,000 and an overstatement of operating expenses by approximately $398,000 in the quarter ended June 30, 2006. In addition, we improperly accrued approximately $252,000 during the quarter ended June 30, 2006 for sales and use taxes due to State taxing authorities with respect to the years ended March 31, 2006, 2005, and 2004.

         In accounting for the promotional program referred to above, we originally had determined that the design of the promotional program itself and the acquiring of participating partners entitled us to recognize a portion of the revenue to be generated from the program. Management subsequently determined that the accounting for this program, which contained multi-deliverables, is governed by EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), and that under EITF 00-21, revenue could only be recognized as certain field events of the program were executed on behalf of our clients. Accordingly, the sales and outside production costs and expenses for this promotion, previously recorded in the year ended March 31, 2006, were required to be deferred and could only be recognized upon the execution of such events. Such execution occurred during the period of April 2006 through July 2006. Based on the field events executed in the quarter ended June 30, 2006, the financial statements previously issued for this period contained an understatement of sales and an overstatement of outside production costs and expenses of approximately $524,000 and $398,000, respectively. The restatement for this error increases the net income previously recorded for the quarter ended June 30, 2006 by approximately $553,000, or $.08 per diluted share.

         The restatement for the improper accruing of State sales and use taxes increases our net income as originally reported for the quarter ended June 30, 2006 by approximately $151,000 ($.02 per diluted share).

         To reflect the financial statement impact of the foregoing adjustments on its previous filings with the SEC, we are filing contemporaneously with this Amendment No. 2, an amendment to its Annual Report on Form 10-K/A for the year ended March 31, 2006, which reflects (i) a reduction in revenue and related expenses for the year ended March 31, 2006 in connection with the promotion program referred to above, and (ii) an increase in sales and use taxes and related expenses of $604,000 for the years ended March 31, 2006, 2005, and 2004.

         The restatement required adjustments to our consolidated statements of stockholders' equity and consolidated statements of cash flows, without any effect on our cash or net cash provided from operations at and for the fiscal quarter ended June 30, 2006, as well as the fiscal years ended March 31, 2006, 2005 and 2004. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, we implemented procedures intended to strengthen our internal control processes and prevent a recurrence of future errors of this nature.

         In addition, certain amounts as previously reported in our consolidated financial statements for the quarter ended June 30, 2006 were reclassified to more accurately reflect the nature of our balance sheet and results of operations. Such reclassifications did not have any effect on our net income, cash or net cash provided from operations.

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

         The information herein should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended March 31, 2006.

Results of Operations

         The following table presents operating data of the Company expressed as a percentage of sales, net of reimbursable program costs and expenses, for the three months ended June 30, 2006 and 2005:

                                                                                          Three Months Ended
                                                                                              June 30,
                                                                                     ----------------------------
                                                                                         2006            2005
                                                                                      (restated)      (restated)
                                                                                     ------------    ------------
Statement of Operations Data:
Sales, net of reimbursable program costs and expenses                                       100.0%          100.0%
Outside production and other program expenses                                                44.7%           46.9%
Compensation expense                                                                         32.5%           41.6%
General and administrative expenses                                                          13.4%           18.6%
Operating income (loss)                                                                       9.4%           (7.1%)
Interest expense, net                                                                        (0.2%)          (0.5%)
Other income                                                                                  0.3%             --
Income (loss) from continuing operations before provision
  (benefit) for income taxes                                                                  9.5%           (7.6%)
Provision (benefit) for income taxes                                                          3.8%           (2.8%)
Income (loss) from continuing operations                                                      5.7%           (4.8%)
Loss from discontinued operations                                                            (1.1%)            --
Net income (loss)                                                                             4.6%           (4.8%)


         Sales. Sales for the quarter ended June 30, 2006 were $27,021,000, compared to sales of $18,912,000 for the quarter ended June 30, 2005, an increase of $8,109,000, or 43%. The following table presents a comparative summary of the components of sales for the three months ended June 30, 2006 and 2005:

                                                                     Three Months Ended June 30,
                                                     ------------------------------------------------------------
        Sales                                            2006              %            2005                %
        -----                                         (restated)                     (restated)
                                                     ------------    ------------    ------------    ------------
Core business                                        $ 16,308,134            60.4    $ 12,339,414            65.2
Reimbursable costs and expenses                        10,713,331            39.6       6,572,376            34.8
                                                     ------------    ------------    ------------    ------------
     Total sales                                     $ 27,021,465           100.0    $ 18,911,790           100.0
                                                     ============    ============    ============    ============

         The net increase in our core business sales for the quarter ended June 30, 2006 reflects higher sales from experiential programs and sales promotion marketing programs. Core business sales were positively affected by the continued growth of sales to our existing clients as well as to new ones. During the quarter, and consistent with recent trends, sales from radio media decreased while new sales promotion programs targeted to large retailers as well as physicians and pharmaceutical companies increased. In particular, during this quarter, we executed for the first time a significant marketing program that integrated both experiential and sales promotion elements, which generated approximately $5.0 million in core business sales. As compared to our first quarter of fiscal 2006, sales of our interactive marketing programs lagged significantly in our first quarter of fiscal 2007.

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

         Operating Expenses. Operating expenses for three months ended June 30, 2006 increased by $5,700,000, or 29%, and amounted to $25,485,000, compared to $19,785,000 for the three months ended June 30, 2005. The increase in operating expenses resulted from the aggregate of the following:

         Reimbursable Program Costs and Expenses. With respect to the delivery of services to certain of our clients and the associated contractual arrangements with such clients, we purchase a variety of items and services on their behalf for which we are reimbursed. Not included in reimbursable program costs and expenses are certain compensation and general and administrative expenses which are recurring in nature and for which a certain client fee arrangement provides for payment to us of such costs. These costs are included in compensation and general and administrative expenses on our income statement. In addition, reimbursable program costs and expenses do not include certain costs in otherwise fixed price contracts that are reconciled to actual. Such costs, although reconciled to actual, are included in outside production and other program expenses. The amount of reimbursable costs and expenses will vary from period to period, based on the type and scope of the promotional service being provided. Reimbursable costs and expenses for the three months ended June 30, 2006 and 2005 were $10,713,000 and $6,572,000, respectively. The increase in reimbursable costs and expenses of $4,141,000, or 63%, is due to an increase of such costs derived from experiential programs.

         Outside Production and Other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales. Outside production and other program expenses for the three months ended June 30, 2006 were $7,294,000 compared to $5,783,000 for the three months ended June 30, 2005, an increase of $1,511,000, or 26%. The increase was primarily the result of an increase in experiential and sales promotion programs executed during the quarter which resulted in both higher sales as well as related outside production costs and expenses. This increase is also due to the mix of clients whereby programs without outside production costs and expenses made up a larger component of total sales in the prior year as compared to the current year. The weighted mix of outside production and other program expenses and the mark-up related to these components may vary significantly from project to project based on the type and scope of the service being provided. Also contributing to the increase in outside production costs and expenses was a $266,000 charge in connection with certain non-reimbursable program costs incurred with regard to a specific client program. Outside production and other program costs as a percentage of sales (exclusive of reimbursements of program costs and expenses) amounted to 45% and 47%, respectively, in the quarters ended June 30, 2006 and 2005.

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

         General and Administrative Expenses. General and administrative expenses, consisting of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts were $2,182,000 for the three months ended June 30, 2006, compared to $2,298,000 for the three months ended June 30, 2005, a decrease of $116,000, or 5%. The decrease was primarily attributable to a net decrease in professional fees, occupancy costs and other general and administrative expenses. The decreased occupancy costs partially reflect the results of our termination in Fiscal 2006 of our Great Neck, NY office lease. General and administrative expenses as a percentage of sales (exclusive of reimbursable costs and expenses) amounted to 13% and 19%, respectively, in the quarters ended June 30, 2006 and 2005. This decrease reflects the large fixed cost component of this category of expenses.

         Due to the uncertainty regarding the collectibility of certain receivables relating to one customer, we recorded an additional bad debt reserve of approximately $34,000 during the quarter ended June 30, 2006, which is reflected in general and administrative expenses for the period.

         Interest Expense, Net. Net interest expense, consisting of interest expense of $65,000 offset by interest income of $27,000, for the quarter ended June 30, 2006 amounted to $38,000, a decrease of $23,000 as compared to the quarter ended June 30, 2005. Net interest expense in the quarter ended June 30, 2005 amounted to $61,000, consisting of interest expense of $70,000 offset by interest income of $9,000. Interest expense consists primarily of interest on our outstanding bank debt. Interest income consists primarily of interest on our note receivable from an officer, as well as interest on our money market and CD accounts. The reduction in interest expense was a result of reduced debt outstanding during the quarter ended June 30, 2006, partially offset by increased interest rates during such period, in each case, as compared to the quarter ended June 30, 2005.

         Other Income. Other income for the quarter ended June 30, 2006 amounted to $57,000 and consisted of the proceeds from the sale of certain Internet domain names which were not being utilized by the Company.

         Income (Loss) Before Provision (Benefit) for Income Taxes. The Company's income (loss) before the provision (benefit) for income taxes for the quarter ended June 30, 2006 was $1,555,000 compared to a loss of $934,000 for the quarter ended June 30, 2005.

         Provision (Benefit) for Income Taxes. The provision (benefit) for federal, state and local income taxes for the quarters ended June 30, 2006 and 2005 were based upon the Company's estimated effective tax rate for the respective fiscal years.

         Income (Loss) from Continuing Operations. As a result of the items discussed above, income (loss) from continuing operations for the quarters ended June 30, 2006 and 2005 was $933,000 and ($588,000), respectively. Fully diluted earnings (loss) per share from continuing operations amounted to $.13 for the quarter ended June 30, 2006 versus ($.09) for the quarter ended June 30, 2005.

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

         Net Income (Loss). As a result of the items discussed above, net income for the quarter ended June 30, 2006 was $756,000 compared with a net loss of ($590,000) for the quarter ended June 30, 2005. Fully diluted earnings (loss) per share amounted to $.11 for the quarter ended June 30, 2006 versus ($.09) for the quarter ended June 30, 2005.

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

         The Credit Agreement provides for a number of affirmative and negative covenants, restrictions, limitations and other conditions including, among others, (i) limitations regarding the payment of cash dividends, (ii) restriction on the use of proceeds, (iii) prohibition on incurring a consolidated net loss, as defined in the Credit Agreement, in two consecutive fiscal quarters or any fiscal year, (iv) compliance with a defined senior debt leverage ratio and debt service ratio covenants, (v) limitation on annual capital expenditures, and (vi) maintenance of 15% of beneficially owned shares of our common stock by certain members of our management. Although we were in compliance with these financial covenants with respect to the period ended June 30, 2006, as a result of the restatement described in Note 1, the Bank's waiver granted on July 12, 2006 with respect to our failure to comply with these financial covenants at March 31, 2006 is no longer effective, and an Event of Default exists under the Credit Agreement as a result thereof.

         As a result of the Events of Default noted above, the Company's term loan is now considered due and payable, and therefore, the Company classified the full balance of the term loan as notes payable - current at June 30, 2006 and March 31, 2006.

         At June 30, 2006, we had cash and cash equivalents of $2,574,000, a working capital deficit of $4,497,000, outstanding bank loans of $2,750,000, an outstanding bank letter of credit of $500,000, $3,000,000 available for borrowing under the revolving credit line, and stockholders' equity of $9,577,000. In comparison, at March 31, 2006, we had cash and cash equivalents of $3,929,000, a working capital deficit of $6,589,000, outstanding bank loans of $3,000,000, an outstanding bank letter of credit of $500,000, $3,000,000 available for borrowing under the revolving credit line, and stockholders' equity of $8,576,000.

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

         Investing Activities. For the three months ended June 30, 2006, net cash provided by investing activities amounted to $1,023,000 as a result of the $1,100,000 proceeds from the sale of our 49% interest in MarketVision, offset by the purchase of fixed assets of $77,000. We do not expect to make material investments in fixed assets during the remainder of Fiscal 2007.

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

         Please refer to the Company's 2006 Annual Report on Form 10-K/A for a discussion of the Company's critical accounting policies relating to revenue recognition, goodwill and other intangible assets and accounting for income taxes. Effective April 1, 2006, the Company changed its accounting policy regarding its method of revenue recognition for certain contracts in one of its subsidiaries from percentage of completion to completed contract. The Company believes that the completed contract method of revenue recognition for these contracts is the preferable method of accounting due to the short-term nature of such contracts. The impact of the change in accounting policy was not considered to be material as of and for the year ended March 31, 2006. During the three months ended June 30, 2006, there were no other material changes to these policies.

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

Item 4.  Controls and Procedures
         -----------------------

Evaluation of Disclosure Controls and Procedures

         In connection with their review of our financial statements for the quarter ended September 30, 2006, Grant Thornton LLP, our independent auditor at the time of such review, communicated to management and our Audit Committee the existence of internal control deficiencies that constituted material weaknesses under standards established by the Public Company Accounting Oversight Board. A material weakness is a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that that a material misstatement of financial statements will not be prevented or detected. As a result of our communications with Grant Thornton and further review conducted by management and our Audit Committee, we believe the following material weaknesses, existed during the period covered by this Quarterly Report:

         o Our failure to properly monitor and account for state sales and use tax liabilities in various jurisdictions.

         o        Our misapplication of revenue recognition policies.

         These material weaknesses resulted in the restatement of our financial statements in this quarterly filing and for the years ended March 31, 2006, 2005 and 2004 as described in this Amendment No. 2.

         To remedy the weakness related to sales and use taxes, we have retained third-party consultants with expertise in State and local sales and use taxes to further assist us in understanding and properly paying these obligations and recording these obligations on our financial statements.

         In addition, with this Amendment No. 2, we have corrected our misapplication of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," to a particular promotional program. Prior to the restatement reflected in this Amendment No. 2, our misapplication of EITF 00-21 had resulted in the premature recording of revenues and related expenses during the fiscal year ended March 31, 2006. This error resulted in the understatement of revenues of approximately $524,000 and an overstatement of operating expenses of $398,000 in the quarter ended June 30, 2006. Originally, we had determined that the design of the promotional program itself and the acquiring of participating partners entitled us to recognize a portion of the revenues to be generated by this program. We have now concluded that under EITF 00-21, revenues could only be recognized as certain field events of the program were executed on behalf of our clients. Such execution occurred during the period of April 2006 through July 2006. We do not expect future errors of this nature to occur in connection with our application of EITF 00-21 to revenues we generate from programs we execute for our clients.

         Grant Thornton also advised our Audit Committee that it believed there existed several other significant deficiencies that in the aggregate constituted material weaknesses. We believe the following significant deficiencies identified by Grant Thornton adversely impacted our internal controls during the period covered by this Quarterly Report:

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

         Our management and our current independent auditors, Lazar, Levine & Felix LLP, have discussed the material weaknesses described above with our Audit Committee. By implementing the following remedial measures, management intends to improve its internal control over financial reporting and to avoid future material misstatements of our financial statements. Since the end of the period covered by this Amendment No. 2, we have implemented or are implementing the following measures:

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

         We are monitoring the effectiveness of these measures, and may take further action as we deem appropriate to strengthen our internal control over financial reporting. However, we do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected.

         An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, due to the material weaknesses described above, the Company's management, including our Chief Executive Officer and Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were ineffective, as of June 30, 2006, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses referred to above, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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



                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.  Exhibits
         --------

         18 Letter Dated May 16, 2007 from Lazar Levine & Felix LLP regarding change in accounting principle

         31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

         31.2 Certification of Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

         32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act

         32.2 Certification of Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COACTIVE MARKETING GROUP, INC.

Dated: May 18, 2007                    By: /s/ CHARLES F. TARZIAN
                                           -------------------------------------
                                           Charles F. Tarzian, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)



Dated: May 18, 2007                    By: /s/ JENNIFER R. CALABRESE
                                           -------------------------------------
                                           Jennifer Calabrese,
                                           Vice President - Controller
                                           (Principal Accounting Officer)