Form 10-Q
period 2006-09-30
COACTIVE MARKETING GROUP INC
filed 2007-05-21
CIK 886475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006

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

As of May 4, 2007, 7,466,001 shares of the Registrant's Common Stock, par value $.001 per share, were outstanding.

================================================================================

                                      INDEX

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements of CoActive Marketing Group, Inc.
           and Subsidiaries (Unaudited)

           Condensed Consolidated Balance Sheets - September 30, 2006
             (Unaudited) and March 31, 2006 (Audited)                         3

           Condensed Consolidated Statements of Operations -
             Three and six months ended September 30, 2006 and
             September 30, 2005 (restated)                                    4

           Condensed Consolidated Statement of Stockholders' Equity -
             Six months ended September 30, 2006                              5

           Condensed Consolidated Statements of Cash Flows -
             Six months ended September 30, 2006 and
             September 30, 2005 (restated)                                    6

           Notes to Unaudited Condensed Consolidated Financial Statements     7

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          27

Item 4.  Controls and Procedures                                             27

PART II - OTHER INFORMATION
---------------------------

Items 1, 2, 3, and 5.  Not Applicable

Item 1A. Risk Factors                                                        28

Item 4.  Submission of Matters to a Vote of Security Holders                 30

Item 6.  Exhibits                                                            30

SIGNATURES                                                                   31
----------


                         PART I - FINANCIAL INFORMATION
                         COACTIVE MARKETING GROUP, INC.
                      Condensed Consolidated Balance Sheets
                      September 30, 2006 and March 31, 2006
                                                                                  September 30,    March 31,
                                                                                      2006           2006
                                                                                  ------------    ------------
                                                                                  (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                     $  2,897,386    $  3,929,438
    Accounts receivable, net of allowance for doubtful accounts of
       $455,000 at September 30, 2006 and $325,000 at March 31, 2006                19,242,248      10,726,762
    Unbilled contracts in progress                                                   1,400,679       2,650,453
    Deferred contract costs                                                          1,530,598       2,523,065
    Prepaid expenses and other current assets                                          321,225         740,385
    Note and interest receivable from officer, net of allowance of $306,000 at
       September 30, 2006                                                              244,058              --
    Current assets of discontinued operations                                               --       3,640,069
                                                                                  ------------    ------------
       Total current assets                                                         25,636,194      24,210,172

Property and equipment, net                                                          3,607,568       3,833,943

Note and interest receivable from officer                                                   --         826,341
Deferred financing costs, net                                                           76,518          86,616
 Deferred tax asset                                                                  4,175,699       5,661,027
Goodwill and intangible asset                                                        7,557,203       7,557,203
Other assets                                                                            38,667          49,919
 Noncurrent assets of discontinued operations                                               --         487,945
                                                                                  ------------    ------------
    Total assets                                                                  $ 41,091,849    $ 42,713,166
                                                                                  ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                              $  2,571,355    $  4,505,344
    Accrued compensation                                                             1,853,944       1,494,432
    Accrued job costs                                                                1,265,996       1,368,235
    Other accrued liabilities                                                        1,956,882       1,974,713
    Deferred revenue and other client credits                                       17,617,834      15,745,269
    Deferred taxes payable                                                             247,272         247,272
    Notes payable bank - current                                                     2,500,000       3,000,000
    Current liabilities of discontinued operations                                          --       2,464,371
                                                                                  ------------    ------------
       Total current liabilities                                                    28,013,283      30,799,636

Deferred rent                                                                        2,577,997       2,613,541
Noncurrent liabilities of discontinued operations                                           --         723,827
                                                                                  ------------    ------------
    Total liabilities                                                               30,591,280      34,137,004
                                                                                  ------------    ------------

Commitments and contingencies

Stockholders' equity:
    Class A convertible preferred stock, par value $.001; authorized 650,000                --              --
       shares; none issued and outstanding
    Class B convertible preferred stock, par value $.001; authorized 700,000                --              --
       shares; none issued and outstanding
    Preferred stock, undesignated; authorized 3,650,000 shares; none issued and             --              --
       outstanding
    Common stock, par value $.001; authorized 25,000,000 shares; issued and outstanding 7,194,751 shares at September 30, 2006 and 6,831,423 at
       March 31, 2006, respectively                                                      7,194           6,831
    Additional paid-in capital                                                      10,554,773      10,250,003
    Accumulated deficit                                                                (61,398)     (1,680,672)
                                                                                  ------------    ------------
       Total stockholders' equity                                                   10,500,569       8,576,162
                                                                                  ------------    ------------
    Total liabilities and stockholders' equity                                    $ 41,091,849    $ 42,713,166
                                                                                  ============    ============

See accompanying notes.


                         COACTIVE MARKETING GROUP, INC.
                 Condensed Consolidated Statements of Operations
             Three and Six Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                                           Three Months Ended              Six Months Ended
                                                               September 30,                 September 30,
                                                      ----------------------------    ----------------------------
                                                                          2005                            2005
                                                          2006         (restated)         2006         (restated)
                                                      ------------    ------------    ------------    ------------
Sales                                                 $ 25,650,355    $ 24,070,949    $ 52,671,820    $ 42,982,739
                                                      ------------    ------------    ------------    ------------
Operating expenses:
     Reimbursable program costs and expenses             9,130,424       8,340,385      19,843,755      14,912,761
     Outside production and other program expenses       5,900,334       7,688,109      13,194,043      13,471,318
     Compensation expense                                6,135,058       5,289,172      11,430,930      10,420,156
     General and administrative expenses                 2,709,455       2,739,195       4,891,785       5,037,537
                                                      ------------    ------------    ------------    ------------
Total operating expenses                                23,875,271      24,056,861      49,360,513      43,841,772
                                                      ------------    ------------    ------------    ------------

Operating income (loss)                                  1,775,084          14,088       3,311,307        (859,033)

Interest expense, net                                      (30,955)        (65,781)        (68,867)       (127,022)
Other expense, net                                        (305,942)             --        (248,942)             --
                                                      ------------    ------------    ------------    ------------
Income (loss) from continuing operations before
     provision (benefit) for income taxes                1,438,187         (51,693)      2,993,498        (986,055)

Provision (benefit) for income taxes                       575,275         (20,677)      1,197,400        (367,089)
                                                      ------------    ------------    ------------    ------------
Income (loss) from continuing operations                   862,912         (31,016)      1,796,098        (618,966)
                                                      ------------    ------------    ------------    ------------
Discontinued operations:
     Income (loss) from discontinued
       operations, net of tax provision
       (benefit) of $0, $24,597, ($32,591) and
       $66,155, respectively                                    --          40,350         (49,650)         38,417

     Net loss on disposal of discontinued
       operations, net of tax provision of $302,004             --              --        (127,174)             --
                                                      ------------    ------------    ------------    ------------
Income (loss) from discontinued operations                      --          40,350        (176,824)         38,417
                                                      ------------    ------------    ------------    ------------
Net income (loss)                                     $    862,912    $      9,334    $  1,619,274    $   (580,549)
                                                      ============    ============    ============    ============

Basic earnings (loss) per share:
     Income (loss) from continuing operations         $        .13    $       (.01)   $        .26    $       (.10)
     Income (loss) from discontinued operations                 --             .01            (.02)            .01
                                                      ------------    ------------    ------------    ------------
     Net income (loss) per share                      $        .13    $         --    $        .24    $       (.09)
                                                      ============    ============    ============    ============
Diluted earnings (loss) per share:
     Income (loss) from continuing operations         $        .12    $         --    $        .25    $       (.10)
     Income (loss) from discontinued operations                 --              --            (.02)            .01
                                                      ------------    ------------    ------------    ------------
     Net income (loss) per share                      $        .12    $         --    $        .23    $       (.09)
                                                      ============    ============    ============    ============
Weighted average number of common shares
     outstanding:
        Basic                                            6,849,751       6,325,443       6,817,403       6,293,567
        Dilutive effect of options ,warrants
           and restricted shares                           312,181         622,536         269,955              --
                                                      ------------    ------------    ------------    ------------
        Diluted                                          7,161,932       6,947,979       7,087,358       6,293,567
                                                      ============    ============    ============    ============

See accompanying notes.


                         COACTIVE MARKETING GROUP, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                       Six Months Ended September 30, 2006
                                   (Unaudited)

                                                      Common Stock
                                                     par value $.001          Additional                          Total
                                             ----------------------------      Paid-in        Accumulated     Stockholders'
                                                Shares          Amount         Capital          Deficit          Equity
                                             ------------    ------------    ------------    ------------    ------------
Balance, March 31, 2006                         6,831,423    $      6,831    $ 10,250,003    $ (1,680,672)   $  8,576,162

Exercise of options                               361,380             361         433,295              --         433,656

Issuance of non-vested stock, net of
    forfeitures                                   155,000             155            (155)             --              --

Retirement of common stock in connection
     with payment of interest on note
     receivable                                  (153,052)           (153)       (282,994)             --        (283,147)

Compensation cost recognized in connection
    with non-vested stock                              --              --          53,510              --          53,510

Compensation cost recognized in connection
    with stock options                                 --              --         101,114              --         101,114

Net income                                             --              --              --       1,619,274       1,619,274
                                             ------------    ------------    ------------    ------------    ------------

Balance, September 30, 2006                     7,194,751    $      7,194    $ 10,554,773    $    (61,398)   $ 10,500,569
                                             ============    ============    ============    ============    ============

See accompanying notes.


                         COACTIVE MARKETING GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                  Six Months Ended September 30, 2006 and 2005
                                   (Unaudited)
                                                                                               2006            2005
                                                                                                            (restated)
                                                                                           ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                                                      $  1,619,274    $   (580,549)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                                           414,002         364,494
        Deferred rent amortization                                                              (35,544)        (28,215)
        Provision for bad debt expense                                                          161,030          70,400
        Provision for uncollectible note receivable from officer                                305,942              --
        Interest income on note receivable from officer                                         (24,024)        (16,077)
        Compensation expense on non-vested stock and stock options                              154,624              --
        Deferred income taxes                                                                 1,183,324        (366,927)
        Loss from discontinued operations, net of tax                                            49,650              --
        Loss on disposal of discontinued operations, net of tax                                 127,174              --
        Changes in operating assets and liabilities:
         Accounts receivable                                                                 (8,676,516)     (2,799,898)
         Unbilled contracts in progress                                                       1,249,774      (1,498,915)
         Deferred contract costs                                                                992,466         109,109
         Prepaid expenses and other assets                                                      430,412         154,187
         Accounts payable                                                                    (1,933,989)      2,114,324
         Deferred revenue and other client credits                                            1,872,565         415,687
         Accrued job costs                                                                     (102,239)      1,295,501
         Accrued compensation                                                                   359,512         415,040
           Other accrued liabilities                                                            (17,830)        (42,442)
                                                                                           ------------    ------------
           Net cash used in operating activities of continuing operations                    (1,870,393)       (394,281)
           Operating activities of discontinued operations                                      (35,004)         79,282
                                                                                           ------------    ------------
           Net cash used in operating activities                                             (1,905,397)       (314,999)
                                                                                           ------------    ------------
Cash flows from investing activities:
    Proceeds from sale of discontinued operations                                             1,100,000              --
    Proceeds from collection on note receivable                                                  17,218              --
    Purchases of fixed assets                                                                  (172,529)       (160,451)
                                                                                           ------------    ------------
           Net cash provided by (used in) investing activities of continuing operations         944,689        (160,451)
           Investing activities of discontinued operations                                           --        (117,698)
                                                                                           ------------    ------------
           Net cash provided by (used in) investing activities                                  944,689        (278,149)
                                                                                           ------------    ------------
Cash flows from financing activities:
    Proceeds from exercise of stock options                                                     433,656         387,847
    Borrowings of debt                                                                               --       3,800,000
    Payments of debt                                                                           (500,000)     (4,884,500)
    Financing costs                                                                              (5,000)        (19,380)
                                                                                           ------------    ------------
           Net cash used in financing activities                                                (71,344)       (716,033)
                                                                                           ------------    ------------

           Net decrease in cash and cash equivalents                                         (1,032,052)     (1,309,181)

Cash and cash equivalents at beginning of period                                              3,929,438       2,171,103
                                                                                           ------------    ------------
Cash and cash equivalents at end of period                                                 $  2,897,386    $    861,922
                                                                                           ============    ============
Supplemental disclosures of cash flow information:
     Interest paid during the period                                                       $    120,378    $    121,361
                                                                                           ============    ============
     Income tax paid during the period                                                     $     14,076    $    145,555
                                                                                           ============    ============

Noncash activities relating to investing and financing activities:
     Retirement of common stock in connection with payment of interest on note
         receivable                                                                        $    283,147    $         --
                                                                                           ============    ============
     Amortization of projected reimbursements from clients for straight lining of rent     $         --    $     18,380
                                                                                           ============    ============
     Issuance of non-vested stock, net of forfeitures                                      $        155    $         --
                                                                                           ============    ============

See accompanying notes.

                 CoActive Marketing Group, Inc. and Subsidiaries

       Notes to the Unaudited Condensed Consolidated Financial Statements

                     September 30, 2006 and 2005 (restated)

(1)      Basis of Presentation
         ---------------------

         The interim financial statements of CoActive Marketing Group, Inc. (the "Company") for the three and six months ended September 30, 2006 and 2005 have been prepared without audit. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three and six months ended September 30, 2006 are not necessarily indicative of the results for a full year.

         The consolidated financial statements of the Company include the financial statements of the Company and its wholly owned subsidiaries. In addition, through May 22, 2006, the consolidated financial statements included the accounts of a variable interest entity, Garcia Baldwin, Inc. d/b/a MarketVision ("MarketVision"), an affiliate that provided ethnically oriented marketing and promotional services. The Company owned 49% of the common stock of MarketVision. A third party owned the remaining 51%. The third party owned portion of MarketVision was accounted for as minority interest in the Company's consolidated financial statements. As disclosed in Note 2, the Company sold its 49% interest in MarketVision in May 2006, and all amounts relating to MarketVision have been reclassified as discontinued operations in the Company's financial statements for all periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         Restatement
         -----------

         The consolidated financial statements as of and for the fiscal years ended March 31, 2006, 2005 and 2004 and the fiscal quarter ended June 30, 2006 were restated as a result of management's determination that the Company had incorrectly applied revenue recognition policies to a particular promotional program, resulting in the premature recording of approximately $1,137,000 of revenues during the year ended March 31, 2006, including $623,000 in the three and six month periods ended September 30, 2005. This error resulted in an understatement of revenues by approximately $524,000 and an overstatement of operating expenses by approximately $398,000 in the three months ended June 30, 2006. In addition, the Company improperly accrued approximately $252,000 during the quarter ended June 30, 2006 for sales and use taxes due to State taxing authorities with respect to the years ended March 31, 2006, 2005, and 2004. The restatement for these errors increased the Company's net income as originally reported for the quarter ended June 30, 2006 by approximately $704,000 ($.10 per diluted share).

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

         To reflect the financial statement impact of the foregoing adjustments on its previous filings with the SEC, the Company is filing contemporaneously with this Form 10-Q, an amendment to its Annual Report on Form 10-K/A for the year ended March 31, 2006, and an amendment to its Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006, which reflect (i) a reduction in revenues for the year ended March 31, 2006 and an increase in revenues and decrease in operating expenses for the quarter ended June 30, 2006 in connection with the promotional program referred to above, and (ii) an increase in sales and use taxes and related expenses aggregating approximately $604,000 for the years ended March 31, 2006, 2005, and 2004 and a decrease in such expenses of $252,000 for the quarter ended June 30, 2006.

         As previously noted, these adjustments required a restatement of the Company's consolidated balance sheets and consolidated statements of operations, as well as related adjustments to the Company's consolidated statements of stockholders' equity and consolidated statements of cash flows, without any effect on the Company's cash or net cash provided from operations at and for the fiscal quarter ended June 30, 2006, as well as the fiscal years ended March 31, 2006, 2005 and 2004. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, the Company implemented procedures intended to strengthen its internal control processes and prevent a recurrence of future errors of this nature.

         The effect of the restatements on the Company's consolidated statements of operations for the three and six months ended September 30, 2005 is presented below:

                                                           Three months ended Sept. 30, 2005
                                       ---------------------------------------------------------------------------
                                                               Reclass for
                                         As previously         discontinued      Restatement
                                           reported            operations         adjustment         As restated
                                       ---------------------------------------------------------------------------
Sales                                  $    27,186,383     $    (2,508,222)    $      (607,212)    $    24,070,949
                                       ---------------------------------------------------------------------------
Reimbursable program costs and
  expenses                                   9,460,427          (1,135,830)             15,788           8,340,385
Outside production and other
  program expenses                           7,902,492            (233,692)             19,309           7,688,109
Compensation expense                         6,115,384            (826,212)                 --           5,289,172
General and administrative expenses          2,937,779            (205,575)              6,991           2,739,195
                                       ---------------------------------------------------------------------------
Operating income (loss)                        770,301            (106,913)           (649,300)             14,088
Interest expense, net                          (61,545)                (29)             (4,207)            (65,781)
                                       ---------------------------------------------------------------------------
Income (loss) from continuing
  operations before provision
  (benefit) for income taxes                   708,756            (106,942)           (653,507)            (51,693)
Provision (benefit) for income
  taxes                                        265,323             (24,597)           (261,403)            (20,677)
                                       ---------------------------------------------------------------------------
Income (loss) from continuing
  operations                                   443,433             (82,345)           (392,104)            (31,016)
Minority interest                              (41,995)             41,995                  --                  --
Income from discontinued operations                 --              40,350                  --              40,350
                                       ---------------------------------------------------------------------------
Net income (loss)                      $       401,438     $            --     $      (392,104)    $         9,334
                                       ===========================================================================
Basic earnings (loss) per share:
     Income (loss) from continuing
       operations                                  N/A     $          (.01)    $          (.06)    $          (.01)
     Income from discontinued
       operations                                  N/A                 .01                 .00                 .01
                                       ---------------------------------------------------------------------------
     Net income (loss) per share       $           .06     $           .00     $          (.06)    $           .00
                                       ===========================================================================
Diluted earnings per share:
     Income (loss) from continuing
       operations                                  N/A     $          (.01)    $          (.06)    $           .00
     Income from discontinued
       operations                                  N/A                 .01                 .00                 .00
                                       ---------------------------------------------------------------------------
     Net income (loss) per share       $           .06     $           .00     $          (.06)    $           .00
                                       ===========================================================================


                                                             Six months ended Sept. 30, 2005
                                       ---------------------------------------------------------------------------
                                                               Reclass for
                                         As previously         discontinued      Restatement
                                           reported            operations         adjustment         As restated
                                       ---------------------------------------------------------------------------
Sales                                  $    48,698,926     $    (5,115,172)    $      (601,015)    $    42,982,739
                                       ---------------------------------------------------------------------------
Reimbursable program costs and
  expenses                                  17,416,236          (2,525,459)             21,984          14,912,761
Outside production and other
  program expenses                          13,844,571            (424,441)             51,188          13,471,318
Compensation expense                        12,000,067          (1,579,911)                 --          10,420,156
General and administrative expenses          5,468,406            (441,043)             10,174           5,037,537
                                       ---------------------------------------------------------------------------
Operating loss                                 (30,354)           (144,318)           (684,361)           (859,033)
Interest expense, net                         (117,865)               (238)             (8,919)           (127,022)
                                       ---------------------------------------------------------------------------
Loss from continuing operations
  before provision (benefit) for
  income taxes                                (148,219)           (144,556)           (693,280)           (986,055)
Benefit for income taxes                       (23,622)            (66,155)           (277,312)           (367,089)
                                       ---------------------------------------------------------------------------
Loss from continuing operations               (124,597)            (78,401)           (415,968)           (618,966)
Minority interest                              (39,984)             39,984                  --                  --
Income from discontinued operations                 --              38,417                  --              38,417
                                       ---------------------------------------------------------------------------
Net loss                               $      (164,581)    $            --     $      (415,968)    $      (580,549)
                                       ===========================================================================
Basic earnings (loss) per share:
     Loss from continuing
       operations                                  N/A     $          (.01)    $          (.07)    $          (.10)
     Income from discontinued
       operations                                  N/A                 .01                 .00                 .01
                                       ---------------------------------------------------------------------------
     Net loss per share                $          (.03)    $           .00     $          (.07)    $          (.09)
                                       ===========================================================================
Diluted earnings per share:
     Loss from continuing
       operations                                  N/A     $          (.01)    $          (.07)    $          (.10)
     Income from discontinued
       operations                                  N/A                 .01                 .00                 .01
                                       ---------------------------------------------------------------------------
     Net loss per share                $          (.03)    $           .00     $          (.07)    $          (.09)
                                       ===========================================================================

(2)      Investment in MarketVision
         --------------------------

         On May 22, 2006, the Company sold its 49% interest in MarketVision back to MarketVision for $1,100,000. In connection with the sale, the Company recorded a pre-tax gain of approximately $175,000 and an after tax loss of $127,000. The after tax loss reflects a tax provision of approximately $300,000 on the sale and reflects the estimated tax due as a result of the sale. This tax provision reflects the difference in the book and tax basis of the Company's holdings in MarketVision and resulted in a corresponding reduction in the Company's deferred tax asset on its consolidated balance sheet. The after tax loss of $127,000 is included in the computation of the loss from discontinued operations on the Company's consolidated statement of operations. The results of operations for MarketVision for the period April 1, 2006 through May 22, 2006, as well as for the three and six months ended September 30, 2005, have been reclassified to discontinued operations, on a net of tax basis. Summarized financial information for MarketVision, reflected as discontinued operations, is as follows:

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


         Results of Operations for the period April 1, 2006 through May 22, 2006 and the three and six months ended September 30, 2005:

                                                  April 1, 2006      Three months       Six months
                                                    to May 22,          ended             ended
                                                      2006          Sept. 30, 2005    Sept. 30, 2005
                                                 ---------------   ---------------   ---------------
         Sales                                   $     1,197,677   $     2,508,222   $     5,115,172
                                                 ---------------   ---------------   ---------------
         Operating expenses:
           Reimbursable program costs and
              expenses                                   617,663         1,135,830         2,525,459
           Outside production and other
              program expenses                           151,184           233,692           424,441
           Compensation expense                          397,082           826,212         1,579,911
           General and administrative
              expenses                                   163,705           205,575           441,043
                                                 ---------------   ---------------   ---------------
         Total operating expenses                      1,329,634         2,401,309         4,970,854
                                                 ---------------   ---------------   ---------------

         Operating (loss) income                        (131,957)          106,913           144,318
         Interest (expense) income                        (1,963)               29               238
         Benefit (provision) for income
           taxes                                          32,591           (24,597)          (66,155)
         Minority interest                                51,679           (41,995)          (39,984)
                                                 ---------------   ---------------   ---------------
         Net (loss) income                       $       (49,650)  $        40,350   $        38,417
                                                 ===============   ===============   ===============

(3)      Summary of Significant Accounting Policies

         Reimbursable Program Costs and Expenses
         ---------------------------------------

         Pursuant to contractual arrangements with some of its clients, the Company is reimbursed for certain program costs and expenses. These reimbursed costs are recorded both as revenues and as operating expenses. Such costs may include variable employee program compensation costs. Not included in reimbursable program costs and expenses are certain compensation and general and administrative expenses which are recurring in nature and for which a certain client fee arrangement provides for payment to the Company of such costs. These costs are included in compensation and general and administrative expenses in the Company's income statement.

         In July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") released Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"). Additionally, in January 2002, the EITF released Issue 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" ("EITF 01-14"). EITF 99-19 and EITF 01-14 provides guidance on when client reimbursements, including out of pocket expenses, should be characterized as revenue. Pursuant to such literature, the Company records such client reimbursements as revenue on a gross basis.

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

         Goodwill and Intangible Asset
         -----------------------------

         Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company's subsidiary companies. The Company's other intangible asset consists of an Internet domain name and related intellectual property rights which has been determined to have an indefinite life.

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

         Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. During the six months ended September 30, 2006, the Company has not identified any indication of the impairment of goodwill of its reporting units or intangible asset.

         Net Income (Loss) Per Share
         ---------------------------

         For the quarter ended September 30, 2006, options and warrants, which expire through March 31, 2016, to purchase approximately 1,393,000 shares of common stock at prices ranging from $2.00 to $10.00 per share were excluded from the computation of diluted earnings per share. For the six months ended September 30, 2006, options and warrants, which expire through March 31, 2016, to purchase approximately 1,429,000 shares of common stock at prices ranging from $1.70 to $10.00 per share were excluded from the computation of diluted earnings per share. For the three months ended September 30, 2005, options and warrants, which expire through April 30, 2015, to purchase approximately 527,000 shares of common stock at prices ranging from $3.38 to $10.00 per share were excluded from the computation of diluted earnings per share. For the six months ended September 30, 2005, options and warrants, which expire through April 30, 2015, to purchase approximately 2,200,000 shares of common stock at prices ranging from $1.12 to $10.00 were excluded from the computation of diluted earnings per share. Options and warrants excluded from the computation of diluted earnings per share were excluded as their effect would have been anti-dilutive.

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

(4)      Note Receivable from Officer
         ----------------------------

         Note receivable from officer (the "Officer") at March 31, 2006 consisted of an Amended and Restated Promissory Note (the "Amended Note") from an Officer of the Company dated May 24, 2001 in the original principal amount of $550,000. The Amended Note provided for
         (i) monthly interest payments at a floating rate equal to the highest rate at which the Company pays interest on its bank borrowings, (ii) monthly payment of one-half of the interest that accrued over the preceding month, (iii) payment of accrued interest and principal from one-half of the after-tax amount, if any, of bonuses paid to the Officer by the Company, and (iv) payment of the remaining balance of principal and accrued interest on May 24, 2006. As of March 31, 2006, the Officer had not made any of the required monthly interest payments under the Amended Note. The Amended Note was secured by a first lien and security interest in (i) 163,196 shares of the Company's common stock owned by the Officer (after giving effect to the surrender of 153,052 shares described below), and (ii) a second mortgage on the Officer's home. At March 31, 2006, the amount due from the Officer with respect to the Amended Note of $826,341 included accrued interest in the amount of $276,000, of which $78,500 was past due and owing on such date.

         On April 26, 2006, the Officer surrendered to the Company for cancellation 153,052 shares of the Company's common stock as payment in full of interest in the amount of $283,147 accrued through May 24, 2006 and pledged as collateral options to purchase 225,000 shares of the Company's common stock. At September 30, 2006, the principal amount of such note was outstanding and all accrued interest through such date has been paid to the Company.

         Pursuant to an Agreement dated as of March 27, 2007, subsequent to the balance sheet date, the employment relationship between the Company and the Officer terminated effective March 31, 2007, the last day of the term of his employment under the Officer's Employment Agreement with the Company. Pursuant to the Agreement:

         o The Company agreed to pay the Officer (i) a severance payment of $50,000 by April 15, 2007, and (ii) $12,500 per month for the three-month period beginning April 1, 2007 and ending June 30, 2007 for consulting services to be provided by the Officer to the Company during that period.
         o The Officer agreed to sell to three directors of the Company 163,196 shares of the Company's common stock for an aggregate consideration of $258,568. The shares of common stock had been pledged to the Company by the Officer to secure his obligations under the Amended Note, as set forth above, and the proceeds of the sale were paid to the Company to reduce the Officer's obligations to the Company under that note.
         o The Company agreed to the cancellation of the Officer's remaining obligations under the Amended Note in the amount of approximately $306,000.

         Since the Amended Note was cancelled prior to the issuance of the consolidated financial statements as of and for the six months ended September 30, 2006, the Company has recorded an allowance for the uncollectible portion of the note receivable in the amount of $306,000 at September 30, 2006. The provision for the uncollectible portion of the note receivable is included in other expense, net for the three and six months ended September 30, 2006.

         Since the Amended Note was satisfied in full by the Officer prior to the issuance of the consolidated financial statements as of and for the six months ended September 30, 2006, the Company has classified the full balance of the note receivable as current at September 30, 2006. In comparison, at March 31, 2006, the Company believed that the expected repayment date on the Amended Note may extend beyond one year, and therefore, at March 31, 2006, the Company classified the full balance of the note receivable as long-term.

(5)      Deferred Rent
         -------------

         Deferred rent consists of (i) the excess of the allocable straight line rent expense to date as compared to the total amount of rent due and payable through such period, (ii) prior to January 1, 2006, the capitalization of rent during any build out period during which the Company has the right to occupy the space but pays no rent or a reduced rate of rent, and (iii) funds received from landlords to reimburse the Company for the cost, or a portion of the cost, of leasehold improvements. Deferred rent is amortized to rent expense over the term of the lease. Effective January 1, 2006, in accordance with FASB Staff Position No. 13-1, "Accounting for Rental Costs Incurred during a Construction Period" ("FSP 13-1"), rental costs associated with any new ground or building operating leases that are incurred during a construction period are recognized as rental expense.

(6)      Notes Payable Bank
         ------------------

         In March 2005, the Company entered into an Amended and Restated Credit Agreement ("Credit Agreement") with Signature Bank (the "Bank"), under which amounts available for borrowing under its revolving credit line were increased by $2.4 million to $3 million, and the term loan portion of the credit facility was increased by $1.1 million to $4 million. As a condition to providing its consent to the sale of the Company's interest in MarketVision in May 2006, the Bank required the Company to deposit the proceeds of such sale, in the amount of approximately $1.1 million, in a cash collateral account as security for its obligations under the Credit Agreement. As part of a July 12, 2006 amendment to the Credit Agreement, the Bank released the cash collateral to the Company and reduced the amount available for borrowing under the revolving credit line to $2 million.

         Borrowings under the Credit Agreement are evidenced by promissory notes and are secured by all of the Company's assets. The Company pays the Bank a quarterly fee equal to .25% per annum on the unused portion of the revolving credit line. Pursuant to the Credit Agreement:

         o Principal payments on the term loan are made in equal monthly installments of $83,333, with the final payment due in March 2009.
         o The maturity date of loans made under the revolving credit line is March 24, 2008.
         o Interest charges on the revolving credit line and term loan accrue at the Bank's prime rate (8.25% at September 30, 2006), and its prime rate plus .50%, respectively.

         The Credit Agreement provides for a number of affirmative and negative covenants, restrictions, limitations and other conditions including, among others, (i) limitations regarding the payment of cash dividends,
         (ii) restriction on the use of proceeds, (iii) prohibition on incurring a consolidated net loss, as defined in the Credit Agreement, in two consecutive fiscal quarters or any fiscal year, (iv) compliance with a defined senior debt leverage ratio and debt service ratio covenants,
         (v) limitation on annual capital expenditures, and (vi) maintenance of 15% of beneficially owned shares of common stock by certain stockholders. Although the Company was in compliance with these financial covenants with respect to the period ended September 30, 2006, as a result of the restatement described in Note 1, the Bank's waiver granted on July 12, 2006 with respect to the Company's failure to comply with these financial covenants at March 31, 2006 is no longer effective, and an Event of Default exists under the Credit Agreement as a result thereof.

         At September 30, 2006, the Company's term bank borrowings amounted to $2,500,000 (exclusive of a letter of credit outstanding in the amount of $500,000) and there were no borrowings outstanding under the revolving line of credit.

         On December 14, 2006, the Company received a letter from the Bank notifying the Company that its failure to timely deliver to the Bank its financial statements for the quarter ended September 30, 2006 resulted in the occurrence of an Event of Default under the Credit Agreement, and that as a result of the Event of Default, (i) the Company's $2 million revolving credit facility had been terminated,
         (ii) the interest rate on the Company's outstanding term loan under the Credit Agreement had been increased by one-half of one percent per annum (prime plus one percent), and (iii) effective February 11, 2007 the interest rate on the Company's term loan would be increased by four percent per annum (exclusive of the one-half of one percent increase noted above). At the time the Company received the letter, it had no loans outstanding under its revolving credit facility and $2.25 million outstanding under the term loan portion of the Credit Agreement.

         As a result of the Events of Default noted above, the Company's term loan is now considered due and payable, and therefore, the Company classified the full balance of the term loan as notes payable - current at September 30, 2006 and March 31, 2006.

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

         The adoption of SFAS No. 123R reduced income from continuing operations before provision for income taxes and net income by $27,200 and $16,300, respectively, for the three months ended September 30, 2006 and $101,100 and $60,700, respectively, for the six months ended September 30, 2006. The impact on diluted earnings per share for the three and six months ended September 30, 2006 was $.00 and $.01 per share, respectively.

         Stock Options

         Under the Company's 1992 Stock Option Plan (the "1992 Plan"), employees of the Company and its affiliates and members of the Board of Directors were granted options to purchase shares of common stock of the Company. The 1992 Plan terminated in 2002, although options issued thereunder remain exercisable until the termination dates provided in such options. Options granted under the 1992 Plan were either intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or non-qualified options. Grants under the 1992 Plan were awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 1992 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors is determined by the committee of the Board of Directors. The 1992 Plan was amended on May 11, 1999 to increase the maximum number of shares of common stock for which options may be granted to 1,500,000 shares. At September 30, 2006, there were 158,125 options, expiring from November 2006 through April 2011, issued under the 1992 Plan that remain outstanding.

         On May 11, 1999, as approved by the Company's Board of Directors, the Company established the 1997 Executive Officer Stock Option Plan (the "1997 Plan"), pursuant to which (i) a maximum of 375,000 non-qualified stock options may be granted to purchase shares of common stock, (ii) three officers of the Company were each granted 125,000 non-qualified stock options to purchase shares of common stock in exchange for the surrender by each of their incentive stock options to purchase 125,000 shares of common stock issued on May 2, 1997 pursuant to the Company's 1992 Stock Option Plan and (iii) the exercise price and other terms and conditions of the options granted are identical to those of the options surrendered. The 375,000 options, all expiring May 2007, issued under the 1997 Plan remain outstanding at September 30, 2006. Options outstanding under the 1997 plan that are not exercised by their expiration date are not available for re-issuance by the Company.

         On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the "2002 Plan") providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended so as to increase the number of shares of common stock available under the plan to 1,250,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Committee of the Board of Directors. At September 30, 2006, there were 872,500 options, expiring from July 2007 through March 2016, issued under the 2002 Plan that remain outstanding. Any option under the 2002 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of September 30, 2006, the Company had 12,500 options available for grant under the 2002 Plan.

         The maximum contractual option period for any of the Company's options is ten years. The Company uses the Black-Scholes model to estimate the value of stock options granted under SFAS No. 123R. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of options. The assumptions presented in the table below represent the weighted-average of the applicable assumptions used to value stock options at their grant date. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience of the Company's employees. In determining the volatility assumption, the Company considers the historical volatility of its common stock.

                                              Three Months Ended Sept. 30,     Six Months Ended Sept. 30,
                                                 2006 (1)       2005 (1)             2006          2005
                                               ---------------------------     ---------------------------
         Risk-free interest rate                     N/A            N/A                4.92%          4.34%
         Expected life - years                       N/A            N/A                5.00          10.00
         Expected volatility                         N/A            N/A                42.9%          60.2%
         Expected dividend yield                     N/A            N/A                   0%             0%
         Fair value of option grants                 N/A            N/A        $        .77   $       2.47

         (1) The disclosure for the quarters ended September 30, 2006 and 2005 are not applicable ("N/A") as there were no options issued during those quarters.

         A summary of option activity under all plans as of September 30, 2006, and changes during the period then ended is presented below:


                                                                                     Weighted
                                                       Weighted                      average
                                                       average          Number       remaining      Aggregate
                                                       exercise           of        contractual     intrinsic
                                                         price          options         term          value
                                                      ------------   ------------   ------------   ------------
         Balance at March 31, 2006                    $       2.65      1,766,305

         Granted (A)                                  $       1.61        110,000
         Exercised                                    $       1.20       (361,380)
         Canceled                                     $       2.44       (109,300)
                                                      ------------   ------------
         Balance at September 30, 2006 (vested
              and expected to vest)                   $       2.95      1,405,625           2.00   $     35,975
                                                      ============   ============   ============   ============
         Exercisable at September 30, 2006            $       3.01      1,340,625           1.78   $     23,175
                                                      ============   ============   ============   ============

         (A) Represents options granted to purchase 30,000 shares at an exercise price of $1.70 and 80,000 shares at an exercise price of $1.57. Of the options granted, 70,000 became exercisable prior to September 30, 2006 and 40,000 were to become exercisable upon the earlier to occur of the Board of Director's selection of a permanent Chief Executive Officer or June 20, 2007. On October 9, 2006, the Company entered into an employment agreement with a new Chief Executive Officer; as such the 40,000 options became exercisable on such date.

         The total intrinsic value of options exercised during the three and six months ended September 30, 2006 was approximately $208,600. Cash received from the exercise of stock options during the three and six months ended September 30, 2006 was approximately $433,700.

         Total unrecognized compensation cost related to unvested stock option awards at September 30, 2006 amounts to approximately $30,400 and is expected to be recognized over a weighted average period of .3 years. Total compensation cost for the three and six months ended September 30, 2006, amounted to approximately $27,200 and $101,100, respectively, for these option awards. The related tax benefit for the three and six months ended September 30, 2006 amounted to $10,900 and $40,400, respectively.

         Warrants

         At each of September 30, 2006 and March 31, 2006, there were outstanding warrants to purchase an aggregate of 81,533 shares of common stock at a weighted average exercise price per share of $3.68 held by two individuals. These warrants were to expire on April 30, 2007. In April 2007, in consideration of services provided, the expiration date of one of these warrants, to purchase 40,766 shares of common stock, was extended to April 30, 2010.

         Non-Vested Stock

         As of September 30, 2006, pursuant to the authorization of the Company's Board of Directors and certain Restricted Stock Agreements, the Company had awarded 345,000 shares of common stock under the Company's 2002 Plan to certain employees (net of 25,000 shares forfeited in April 2006 as a result of the termination of employment of a recipient). Grant date fair value is determined by the market price of the Company's common stock on the date of grant. The aggregate value of these shares at their respective grant dates amounted to approximately $651,600 and will be recognized ratably as compensation expense over the vesting periods. The shares of common stock granted pursuant to such agreements vest as follows:

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

         On October 9, 2006, pursuant to a Restricted Stock Agreement and as approved by the Company's Board of Directors, the Company awarded 200,000 shares of common stock to its newly appointed President and Chief Executive Officer. The fair value of these shares was determined by the market price of the Company's common stock on the date of grant. The value of the shares at the grant date amounted to approximately $380,000. The shares will vest in one installment on October 9, 2011 provided the recipient is then employed by the Company. In addition, as set forth in the Restricted Stock Agreement, the shares will be subject to earlier incremental vesting to the extent the Company's shares of common stock trade above specified thresholds for a minimum period of 20 consecutive trading days during the term of his employment with the Company. The accelerated vesting will occur as follows:

                                                                 Percentage of
                         Share Price Threshold                   Shares Vested
                         ---------------------                   -------------
                                 $3.00                                 20%
                                 $4.00                                 40%
                                 $5.00                                 60%
                                 $6.00                                 80%
                                 $7.00                                100%

         A summary of non-vested stock activity as of September 30, 2006, and changes during the six month period then ended is presented below:


                                                       Weighted                       Weighted
                                                        average                       average
                                                         grant          Number        remaining      Aggregate
                                                       date fair          of         contractual     intrinsic
                                                         value          shares          term           value
                                                      ------------   ------------   ------------   ------------
         Unvested at March 31, 2006                   $       2.13        190,000

         Granted                                      $       1.67        180,000
         Vested                                                 --             --
         Forfeited                                    $       2.13        (25,000)
                                                      ------------   ------------

         Unvested at September 30, 2006               $       1.89        345,000           2.20   $     40,100
                                                      ============   ============   ============   ============

         Total unrecognized compensation cost related to unvested stock awards at September 30, 2006 amounts to approximately $598,000 and is expected to be recognized over a weighted average period of 2.2 years. Total compensation cost for the three and six months ended September 30, 2006, amounted to approximately $33,700 and $53,500, respectively, for these stock awards. The related tax benefit for the three and six months ended September 30, 2006 amounted to approximately $13,500 and $21,400, respectively.

         The following table illustrates the effect on net loss and loss per share for the three and six months ended September 30, 2005 had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to its stock based incentive plans for the three and six months ended September 30, 2005:

                                                                               Three Months        Six Months
                                                                                   Ended             Ended
                                                                               Sept. 30, 2005    Sept. 30,2005
                                                                                 (restated)        (restated)
                                                                               --------------    --------------
         Net income (loss) as reported                                         $        9,334    $     (580,549)
         Less compensation expense determined under the fair
           value method, net of tax                                                    (9,550)          (19,100)
                                                                               --------------    --------------
         Pro forma net loss                                                    $         (216)   $     (599,649)
                                                                               ==============    ==============
         Net income (loss) per share - Basic:
           As reported                                                         $         0.00    $         (.09)
           Pro forma                                                           $         0.00    $         (.10)

         Net income (loss) per share - Diluted:
           As reported                                                         $         0.00    $         (.09)
           Pro forma                                                           $         0.00    $         (.10)

(8)      Recent Accounting Standards Affecting the Company
         -------------------------------------------------

         In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
         - an Interpretation of FASB No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on future changes, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is therefore required to adopt FIN 48 beginning April 1, 2007. Adoption of this statement requires that the cumulative effect of adopting this statement be recorded as an adjustment to retained earnings in the period of adoption. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements and is not yet able to estimate the effect on its financial statements when adopted.

         In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). Historically, there have been two widely used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" (current year income statement perspective) and "iron curtain" (year-end balance sheet) methods. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company's financial statements and the related financial statement disclosures (the "dual approach"). The dual approach must be adopted for fiscal years ending after November 15, 2006, which is effective for the Company's fiscal year ending March 31, 2007.

         SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of April 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

         The adoption of SAB 108 is not expected to have a material effect on the Company's results of operations or financial position.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a framework for measuring fair value and eliminates the diversity in practice due to the inconsistencies in the guidance provided in previous accounting pronouncements. SFAS 157 does not require any new fair value measurements but does require expanded disclosures regarding fair value measurements.

         SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

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

(10)     Commitments and Contingencies
         -----------------------------

         On June 14, 2006, the Board of Directors accepted the resignation of John Benfield, the Company's Chief Executive Officer, and appointed Marc C. Particelli, a member of the Company's Board of Directors, to serve as Chief Executive Officer and Chairman of the Board on an interim basis. Both Mr. Benfield's resignation and Mr. Particelli's appointment were effective as of July 12, 2006.

         In connection with his appointment as interim Chief Executive Officer, the Board and Mr. Particelli entered into an Employment Agreement pursuant to which Mr. Particelli was to be paid an annual salary of $250,000 for devoting approximately 50% of his working time to the Company. In addition, for his agreement to serve as interim Chief Executive Officer, the Board approved the grant to Mr. Particelli of a five-year stock option to purchase 80,000 shares of the Company's common stock at a price of $1.57 per share (the market price of the common stock on the date the grant was authorized), 40,000 which vested immediately and the balance to vest upon the earlier of the selection by the Company of a permanent Chief Executive Officer or June 20, 2007. Accordingly, in October 2006, upon the appointment of the Company's new Chief Executive Officer, the remaining 40,000 shares of unvested options pursuant to this agreement became vested.

         In addition, in connection with his resignation, the Company entered into an agreement with Mr. Benfield pursuant to which Mr. Benfield will, for the one-year period beginning July 1, 2006, continue to be compensated at his current rate of $300,000 per annum and receive the same benefits previously provided to him by the Company. The Company recorded a pre-tax charge of approximately $330,000 during the quarter ended September 30, 2006 in connection with its obligations under the Agreement with Mr. Benfield.

         On October 9, 2006, the Company entered into a three year Employment Agreement with Charles Tarzian under which Mr. Tarzian joined the Company as its President and Chief Executive Officer, replacing Marc C. Particelli, who had been serving as Chairman of the Board and Chief Executive Officer on an interim basis. The Employment Agreement with Mr. Tarzian is for a three-year term and provides Mr. Tarzian with:

         o        An annual base salary of $375,000.
         o An annual bonus based on the achievement of annual performance targets approved of by the Company's Board of Directors.
         o An award of 200,000 shares of the Company's common stock under a Restricted Stock Agreement. The shares will vest in one installment on October 9, 2011 provided Mr. Tarzian is then employed by the Company. In addition, as set forth in the Restricted Stock Agreement, the shares will be subject to earlier incremental vesting to the extent the Company's shares of common stock trade above specified thresholds for a minimum period of 20 consecutive trading days during the term of his employment with the Company.
         o Up to an additional 50,000 shares of restricted Common Stock per year based on the achievement of annual targets approved by the Company's Board of Directors.

         In addition, pursuant to the Employment Agreement, in the event that Mr. Tarzian's employment is terminated by the Company without "Cause" or by Mr. Tarzian for "Good Reason", Mr. Tarzian will be entitled to six months severance pay.

         In connection with Mr. Tarzian's appointment as President and Chief Executive Officer, the Company's Board of Directors approved compensation for Mr. Particelli, as the Company's non-executive Chairman of the Board following such appointment, in the amount of $100,000 per annum.

         Pursuant to an Agreement dated as of April 30, 2007 between the Company and Erwin Mevorah, the Company's Chief Financial Officer, the Company and Mr. Mevorah agreed to Mr. Mevorah's resignation as Chief Financial Officer and the termination of his employment with the Company effective on April 30, 2007. In addition, pursuant to the Agreement:

         o The Company agreed to pay Mr. Mevorah up to six months' of severance payments in the amount of $153,000, and in no event less than four months of severance payments, plus approximately $11,000 for accrued and unused vacation days.
         o The Company agreed to pay Mr. Mevorah a bonus of $65,000 at the same time bonuses are paid to other management members of the Company, notwithstanding that Mr. Mevorah will not then be employed by the Company.

(11)     Reclassifications
         -----------------

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

Overview

         CoActive Marketing Group, Inc., through its wholly-owned subsidiaries Inmark Services LLC, Optimum Group LLC, U. S. Concepts LLC and Digital Intelligence Group LLC, is an integrated sales promotional and marketing services agency. We develop, manage and execute promotional programs at both national and local levels. Our programs help our clients effectively promote their goods and services directly to retailers and consumers and are intended to assist them in achieving a maximum impact and return on their marketing investment. Our activities reinforce brand awareness, provide incentives to retailers to order and display our clients' products, and motivate consumers to purchase those products.

         Our services include experiential marketing, event marketing, interactive marketing, ethnic marketing, and all elements of consumer and trade promotion and are marketed directly to our clients by our sales force operating out of offices located in New York, New York; Cincinnati, Ohio; Chicago, Illinois and San Francisco, California.

         During our fiscal year ended March 31, 2006, and in our first fiscal quarter of fiscal 2007 until May 22, 2006, we provided marketing services targeting the Hispanic community through Garcia Baldwin, Inc., doing business as

MarketVision, an affiliate of ours of which we owned 49%. On May 22, 2006, we sold our 49% interest in MarketVision for $1,100,000 in cash. Accordingly, the results of MarketVision for the period from April 1, 2006 to May 22, 2006 and the three and six months ended September 30, 2005 have been reclassified to discontinued operations. Following that sale, we continue to provide services targeting Hispanic, as well as African American and urban consumers, through our recently launched Urban Concepts platform.

Restatement

         The consolidated financial statements as of and for the fiscal years ended March 31, 2006, 2005 and 2004 and the fiscal quarter ended June 30, 2006 were restated as a result of management's determination that we had incorrectly applied revenue recognition policies to a particular promotional program, resulting in the premature recording of approximately $1,137,000 of revenues during the year ended March 31, 2006, including $623,000 in the three and six month periods ended September 30, 2005. This error resulted in an understatement of revenues by approximately $524,000 and an overstatement of operating expenses by approximately $398,000 in the three months ended June 30, 2006. In addition, we improperly accrued approximately $252,000 during the quarter ended June 30, 2006 for sales and use taxes due to State taxing authorities with respect to the years ended March 31, 2006, 2005, and 2004. The restatement for these errors increased our net income as originally reported for the quarter ended June 30, 2006 by approximately $704,000 ($.10 per diluted share).

         In accounting for the promotional program referred to above, we originally had determined that the design of the promotional program itself and the acquiring of participating partners entitled us to recognize a portion of the revenue to be generated from the program. Management subsequently determined that the accounting for this program, which contained multi-deliverables, is governed by EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") and that under EITF 00-21, revenue could only be recognized as certain field events of the program were executed on behalf of our clients. Accordingly, the sales and outside production costs and expenses for this promotion, previously recorded in the year ended March 31, 2006, were required to be deferred and could only be recognized upon the execution of such events. Such execution occurred during the period of April 2006 through July 2006.

         To reflect the financial statement impact of the foregoing adjustments on its previous filings with the SEC, we are filing contemporaneously with this Form 10-Q, an amendment to our Annual Report on Form 10-K/A for the year ended March 31, 2006, and an amendment to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006, which reflect (i) a reduction in revenues for the year ended March 31, 2006 and an increase in revenues and decrease in operating expenses for the quarter ended June 30, 2006 in connection with the promotional program referred to above, and (ii) an increase in sales and use taxes and related expenses of $604,000 for the years ended March 31, 2006, 2005, and 2004 and a decrease in such expenses of $252,000 for the quarter ended June 30, 2006.

         As previously noted, these adjustments (as well as those related to the presentation for discontinued operations) required a restatement of our consolidated balance sheets and consolidated statements of operations, as well as related adjustments to our consolidated statements of stockholders' equity and consolidated statements of cash flows, without any effect on our cash or net cash provided from operations at and for the fiscal quarter ended June 30, 2006, as well as the fiscal years ended March 31, 2006, 2005 and 2004. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, we implemented procedures intended to strengthen our internal control processes and prevent a recurrence of future errors of this nature.

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

         The information herein should be read together with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended March 31, 2006.

Results of Operations

         The following table presents operating data of the Company expressed as a percentage of sales, net of reimbursable program costs and expenses, for the three and six months ended September 30, 2006 and 2005:

                                                                    Three Months Ended             Six Months Ended
                                                                      September 30,                 September 30,
                                                                ------------------------      ------------------------
                                                                   2006          2005            2006          2005
                                                                ----------    ----------      ----------    ----------
                                                                              (restated)                    (restated)
Statement of Operations Data:
Sales, net of reimbursable program costs and expenses                100.0%        100.0%          100.0%        100.0%
Outside production and other program expenses                         35.7%         48.9%           40.2%         48.0%
Compensation expense                                                  37.1%         33.6%           34.8%         37.1%
General and administrative expense                                    16.4%         17.4%           14.9%         17.9%
Operating income (loss)                                               10.7%          0.1%           10.1%         (3.1%)
Interest expense, net                                                 (0.2%)        (0.4%)          (0.2%)        (0.5%)
Other expense, net                                                    (1.9%)         0.0%           (0.8%)         0.0%
Income (loss) from continuing operations before provision
     (benefit) for income taxes                                        8.7%         (0.3%)           9.1%         (3.5%)
Provision (benefit) for income taxes                                   3.5%         (0.1%)           3.6%         (1.3%)
Income (loss) from continuing operations                               5.2%         (0.2%)           5.5%         (2.2%)
Income (loss) from discontinued operations                             0.0%          0.3%           (0.5%)         0.1%
Net income (loss)                                                      5.2%          0.1%            4.9%         (2.1%)

         Sales. Sales consist of core business sales as well as amounts received from clients for reimbursable program costs and expenses. We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts. The amount of reimbursable program costs and expenses which are included in revenues will vary from period to period, based on the type and scope of the promotional service being provided.

         Total sales for the quarter ended September 30, 2006 were $25,650,000, compared to $24,071,000 for the quarter ended September 30, 2005, an increase of $1,579,000, or 7%. Total sales for the six months ended September 30, 2006 were $52,672,000, compared to $42,983,000 for the six months ended September 30, 2005, an increase of $9,689,000 or 23%. The following table presents a comparative summary of the components of total sales for the three and six months ended September 30, 2006 and 2005:


                                      Three Months Ended                         Six Months Ended
                                         September 30,                             September 30,
                        -----------------------------------------   -----------------------------------------
     Sales                 2006         %        2005         %         2006        %        2005         %
                        -----------   -----   -----------   -----   -----------   -----   -----------   -----
                                              (restated)                                  (restated)
Core business           $16,519,931    64.4   $15,730,564    65.4   $32,828,065    62.3   $28,069,978    65.3
Reimbursable program
   costs and expenses     9,130,424    35.6     8,340,385    34.6    19,843,755    37.7    14,912,761    34.7
                        -----------   -----   -----------   -----   -----------   -----   -----------   -----
   Total sales          $25,650,355   100.0   $24,070,949   100.0   $52,671,820   100.0   $42,982,739   100.0
                        ===========   =====   ===========   =====   ===========   =====   ===========   =====

         Core business sales increased during the three and six months ended September 30, 2006 by 5% and 17%, respectively, as compared to the three and six months ended September 30, 2005. Core business sales for the three and six months ended September 30, 2006 reflect continued growth realized from experiential programs and sales promotion marketing programs. Core business sales were positively affected by the continued growth of sales to our existing clients as well as to new ones. In particular, we executed a large partner tie-in promotional program that integrated both experiential and sales promotion elements. This program generated approximately $6.1 million of core business sales in the six months ended September 30, 2006. This consisted of $5.0 million and $1.1 million of core business sales in the quarters ended June 30, 2006 and September 30, 2006, respectively.

         Operating Revenue. We believe "Operating Revenue" is a key performance indicator. Operating Revenue is defined as our core business sales less outside production and other program expenses. Operating Revenue is the net amount derived from sales to customers which we believe is available to fund our compensation and general and administrative expenses, debt service and capital expenditures. For the three and six months ended September 30, 2006, Operating Revenue amounted to $10,620,000 and $19,634,000, respectively. Operating Revenue for the three and six months ended September 30, 2006 increased by 32% and 34%, respectively, from $8,042,000 and $14,599,000, for the three and six months ended September 30, 2005.

The following table presents a comparative summary of the components of operating revenue for the three and six months ended September 30, 2006 and 2005:

                                        Three Months Ended         Six Months Ended
                                            Sept. 30,                  Sept. 30,
                                   -------------------------   -------------------------
         Operating Revenue            2006          2005          2006          2005
         -----------------         -----------   -----------   -----------   -----------
                                                  (restated)                 (restated)
         Core business             $16,519,931   $15,730,564   $32,828,065   $28,069,978
         Outside production and
            other program costs      5,900,334     7,688,109    13,194,043    13,471,318
                                   -----------   -----------   -----------   -----------
            Operating revenue      $10,619,597   $ 8,042,455   $19,634,022   $14,598,660
                                   ===========   ===========   ===========   ===========

         Operating Expenses. Total operating expenses of $23,875,000 for the three months ended September 30, 2006 were approximately 1%, or $182,000, lower than the amount incurred in the three months ended September 30, 2005. Operating expenses for the six months ended September 30, 2006 increased by $5,519,000, or 13%, and amounted to $49,361,000, compared to $43,842,000 for the six months ended September 30, 2005. The changes in operating expenses resulted from the aggregate of the following:

         Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses for the three months ended September 30, 2006 and 2005 were $9,130,000 and $8,340,000, respectively. Reimbursable program costs and expenses for the six months ended September 30, 2006 and 2005 were $19,844,000 and $14,913,000, respectively. The increase in reimbursable costs and expenses is due to an increase of such costs derived from experiential programs.

         Outside Production and Other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production and other program expenses for the three months ended September 30, 2006 were $5,900,000 compared to $7,688,000 for the three months ended September 30, 2005, a decrease of $1,788,000, or 23%. Outside production and other program expenses for the six months ended September 30, 2006 were $13,194,000 compared to $13,471,000 for the six months ended September 30, 2005, a decrease of $277,000, or 2%. The weighted mix of outside production and other program expenses and the mark-up related to these components may vary significantly from project to project based on the type and scope of the service being provided.

         Compensation Expense. Compensation expense, exclusive of program reimbursable costs, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For the quarter ended September 30, 2006, compensation expense was $6,135,000, compared to $5,289,000 for the quarter ended September 30, 2005, an increase of $846,000 or 16%. For the six months ended September 30, 2006 compensation expense amounted to $11,431,000, an increase of $1,011,000, or 10%, as compared to the same period in the prior year. This increase reflects the additional costs associated with the growth of experiential marketing programs, partially offset by lower sales promotion and interactive marketing compensation costs. The second quarter of fiscal 2007 also included a charge of approximately $330,000 relating to the resignation of our former chief executive officer. We continue to focus on aligning our staffing costs to match expected revenues and investing resources in areas that we believe will generate increased profitability.

         General and Administrative Expenses. General and administrative expenses consisting of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts, amounted to $2,709,000 for the three months ended September 30, 2006, compared to $2,739,000 for the three months ended September 30, 2005, a decrease of $30,000, or 1%. For the six months ended September 30, 2006 general and administrative expenses amounted to $4,892,000, a decrease of $146,000, or 3%, as compared to the same period in the prior year. The decreases realized in general and administrative costs reflect our continued efforts to reduce fixed overhead costs and maximize the scalability of such costs. Both for the three and six months ended September 30, 2005, we have realized lower occupancy costs resulting from the closing of our Great Neck, New York office in December 2005. The decreases in occupancy costs were partially offset by higher professional, bad debt and depreciation charges.

         Interest Expense, Net. Net interest expense for the quarter ended September 30, 2006, consisting of interest expense of $61,000 offset by interest income of $30,000, amounted to $31,000, a decrease of $35,000, compared to net interest expense of $66,000 in the quarter ended September 30, 2005. Net interest expense in the quarter ended September 30, 2005 consisted of interest expense of $75,000 offset by interest income of $9,000. Net interest expense for the six months ended September 30, 2006, consisting of interest expense of $126,000 offset by interest income of $57,000, amounted to $69,000, a decrease of $58,000, compared to net interest expense of $127,000, consisting of interest expense of $145,000 offset by interest income of $18,000 for the six months ended September 30, 2005. Interest expense consists primarily of interest on our outstanding bank debt and is tied to the bank's prime rate in effect. Interest income consists primarily of interest on our note receivable from an officer, as well as interest on our money market and CD accounts. The reduction in interest expense was a result of reduced bank debt outstanding during the quarter and six months ended September 30, 2006 and was partially offset by higher interest expense resulting from increases during the period in the bank's prime rate.

         Other Expense, Net. Other expense, net for the three and six months ended September 30, 2006 amounted to $306,000 and $249,000, respectively, relating to the charge of approximately $306,000 in connection with the provision for the uncollectible portion of the note receivable from an officer. For the six months ended September 30, 2006, such expense was offset by $57,000 in proceeds from the sale of certain Internet domain names which were not being utilized by the Company.

         Income (Loss) from Continuing Operations before Provision (Benefit) for Income Taxes. Income (loss) from continuing operations before the provision (benefit) for income taxes for the quarters ended September 30, 2006 and 2005 amounted to $1,438,000 and ($52,000), respectively. Income (loss) from continuing operations before the provision (benefit) for income taxes for the six months ended September 30, 2006 and 2005 amounted to $2,993,000 and ($986,000), respectively.

         Provision (Benefit) for Income Taxes. The provision (benefit) for federal, state and local income taxes for the three and six months ended September 30, 2006 and 2005 were based upon the Company's estimated effective tax rate for the respective fiscal years.

         Income (Loss) from Continuing Operations. As a result of the items discussed above, income (loss) from continuing operations for the quarters ended September 30, 2006 and 2005 was $863,000 and ($31,000), respectively, and was $1,796,000 and ($619,000) for the six months ended September 30, 2006 and 2005, respectively. Diluted earnings (loss) per share from continuing operations amounted to $.12 and $.25 for the three and six months ended September 30, 2006, respectively, compared to $.00 and ($.10) in the three and six months ended September 30, 2005, respectively.

         Discontinued Operations. Loss from discontinued operations relating to the sale of MarketVision in May 2006 as well as the loss incurred on its disposal amounted to $50,000 and $127,000, respectively, on a net of tax basis for the six months ended September 30, 2006. The loss on the disposal of MarketVision includes a tax provision of approximately $300,000 as a result of this sale with a corresponding reduction of the deferred tax asset on our balance sheet. Our existing net operating loss carryovers for both federal and state tax purposes will be used to absorb such liability. Prior year amounts have been reclassified to reflect results of operations for MarketVision for the three and six months ended September 30, 2005 as discontinued operations. Diluted earnings per share from discontinued operations amounted to $.00 for each of the quarters ended September 30, 2006 and 2005. For the six months ended September 30, 2006 and 2005, diluted (loss) earnings per share from discontinued operations amounted to ($.02) and $.01, respectively.

         Net Income (Loss). As a result of the items discussed above, net income for the three and six months ended September 30, 2006 was $863,000 and $1,619,000, respectively, compared to net income (loss) of $9,000 and ($581,000), for the three and six months ended September 30, 2005. Diluted earnings (loss) per share amounted to $.12 and $.23 for the three and six months ended September 30, 2006, respectively, compared to $.00 and ($.09) in the three and six months ended September 30, 2005, respectively.

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

         Borrowings under the Credit Agreement are evidenced by promissory notes and are secured by all of our assets. We pay Signature Bank a quarterly fee equal to .25% per annum on the unused portion of the revolving credit line. Pursuant to the Amended and Restated Credit Agreement:

         o Principal payments on the term loan are made in equal monthly installments of $83,333, with the final payment due in March 2009.
         o The maturity date of loans made under the revolving credit line is March 24, 2008.
         o Interest charges on the revolving credit line and term loan accrues at Signature Bank's prime rate (8.25% at September 30, 2006) and its prime rate plus .50%, respectively.

         The Credit Agreement provides for a number of affirmative and negative covenants, restrictions, limitations and other conditions including, among others, (i) limitations regarding the payment of cash dividends, (ii) restriction on the use of proceeds, (iii) prohibition on incurring a consolidated net loss, as defined in the Credit Agreement, in two consecutive fiscal quarters or any fiscal year, (iv) compliance with a defined senior debt leverage ratio and debt service ratio covenants, (v) limitation on annual capital expenditures, and (vi) maintenance of 15% of beneficially owned shares of our common stock by certain stockholders. Although we were in compliance with these financial covenants with respect to the period ended September 30, 2006, as a result of the restatement of our financial statements for the year ended March 31, 2006 as described above, Signature Bank's waiver granted on July 12, 2006 with respect to our failure to comply with these financial covenants at March 31, 2006 is no longer effective and an Event of Default exists under the Credit Agreement as a result thereof.

         In addition, on December 14, 2006, we received a letter from Signature Bank notifying us that our failure to timely deliver financial statements for the quarter ended September 30, 2006 resulted in the occurrence of an Event of Default under the Credit Agreement, and that as a result of the Event of Default, (i) our $2 million revolving credit facility had been terminated, (ii) the interest rate on the term loan under the Credit Agreement had been increased by one-half of one percent per annum (prime plus one percent), and (iii) effective February 11, 2007 the interest rate on the term loan would be increased by four percent per annum (exclusive of the one-half of one percent increase noted above). At the time we received the letter, we had no loans outstanding under the revolving credit facility and $2.25 million outstanding under the term loan portion of the Credit Agreement. At April 30, 2007, the outstanding principal amount under the term loan portion of the Credit Agreement was $1.92 million.

         Due to the current existence of Events of Default, Signature Bank is entitled to demand payment in full of its loan. Even if our lender does not demand immediate repayment of our loans, we may be required to seek additional financing in the future to fund our operations if our operations do not produce the level of revenues required for our operations. There can be no assurance that funding will be available to us at the time it is needed or in the amount necessary to satisfy our needs, or, that if funds are made available, that they will be available on terms that are favorable to us. If we are unable to secure financing when needed, our businesses may be materially and adversely effected, and we may be required to cease all or a substantial portion of our operations. If we issue additional shares of common stock or securities convertible into common stock in order to secure additional funding, current stockholders may experience dilution of their ownership. In the event we issue securities or instruments other than common stock, we may be required to issue such instruments with greater rights than those currently possessed by holders of common stock.

         At September 30, 2006, we had cash and cash equivalents of $2,897,000, a working capital deficit of $2,377,000, outstanding bank loans of $2,500,000, an outstanding bank letter of credit of $500,000, $2,000,000 available for borrowing under the revolving credit line, and stockholders' equity of $10,501,000. In comparison, at March 31, 2006, we had cash and cash equivalents of $3,929,000, a working capital deficit of $6,589,000, outstanding bank loans of $3,000,000, an outstanding bank letter of credit of $500,000, $3,000,000 available for borrowing under the revolving credit line, and stockholders' equity of $8,576,000.

         Operating Activities. Net cash used in operating activities was $1,905,000 for the six months ended September 30, 2006. The net cash used in operating activities was primarily attributable to increases in accounts receivable and decreases in accounts payable, partially offset by increases in deferred revenue as well as decreases in unbilled contracts in progress and deferred contracts costs.

         Investing Activities. For the six months ended September 30, 2006, net cash provided by investing activities amounted to $945,000 as a result of the $1,100,000 proceeds from the sale of our 49% interest in MarketVision, offset by the purchase of fixed assets of $173,000. We do not expect to make material investments in fixed assets during the remainder of Fiscal 2007.

         Financing Activities. For the six months ended September 30, 2006, net cash used by financing activities amounted to $71,000 resulting primarily from payments made on bank borrowings of $500,000 partially offset by the proceeds from the exercise of stock options of $434,000.

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

         Please refer to the Company's 2006 Annual Report on Form 10-K/A for a discussion of the Company's critical accounting policies relating to revenue recognition, goodwill and other intangible assets and accounting for income taxes. Effective April 1, 2006, the Company changed its accounting policy regarding its method of revenue recognition for certain contracts in one of its subsidiaries from percentage of completion to completed contract. The Company believes that the completed contract method of revenue recognition for these contracts is the preferable method of accounting due to the short-term nature of such contracts. The impact of the change in accounting policy was not considered to be material as of and for the year ended March 31, 2006. During the three and six months ended September 30, 2006, there were no other material changes to these policies.

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

Item 4.  Controls and Procedures
         -----------------------

Evaluation of Disclosure Controls and Procedures

         In connection with their review of our financial statements for the quarter ended September 30, 2006, Grant Thornton LLP, our independent auditor at the time of such review, communicated to management and our Audit Committee the existence of internal control deficiencies that constituted material weaknesses under standards established by the Public Company Accounting Oversight Board. A material weakness is a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that that a material misstatement of financial statements will not be prevented or detected. As a result of our communications with Grant Thornton and further review conducted by management and our Audit Committee, we believe the following material weaknesses existed during the period covered by this Quarterly Report:

         o Our failure to properly monitor and account for state sales and use tax liabilities in various jurisdictions.
         o        Our misapplication of revenue recognition policies.

         These material weaknesses resulted in the restatement of our financial statements for the quarter ended June 30, 2006 and the years ended March 31, 2006, 2005 and 2004 as described elsewhere in this Form 10-Q.

         To remedy the weakness related to sales and use taxes, we have retained third-party consultants with expertise in State and local sales and use taxes to further assist us in understanding and properly paying these obligations and recording these obligations on our financial statements.

         In addition, with the restatement of our financial statements, we have corrected our misapplication of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," to a particular promotional program. Prior to the restatement, our misapplication of EITF 00-21 had resulted in the premature recording of revenues and related expenses during the fiscal year ended March 31, 2006. This error resulted in the understatement of revenues by approximately $524,000 and an overstatement of operating expenses by approximately $398,000 in the quarter ended June 30, 2006. Originally, we had determined that the design of the promotional program itself and the acquiring of participating partners entitled us to recognize a portion of the revenues to be generated by this program. We have now concluded that under EITF 00-21, revenues could only be recognized as certain field events of the program were executed on behalf of our clients. Such execution occurred during the period of April 2006 through July 2006. We do not expect future errors of this nature to occur in connection with our application of EITF 00-21 to revenues we generate from programs we execute for our clients.

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

         Our management and our current independent auditors, Lazar Levine & Felix LLP, have discussed the material weaknesses described above with our Audit Committee. By implementing the following remedial measures, management intends to improve its internal control over financial reporting and to avoid future material misstatements of our financial statements. Since the end of the period covered by this Quarterly Report, we have implemented or are implementing the following measures:

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

         o        Additional monitoring and review of selected journal entries;
                  and

         o The initiation of a comprehensive review of financial controls and procedures to address the issues identified above and to bring us into compliance with the requirements of the Sarbanes-Oxley Act with respect to internal controls and procedures;

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

         An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, due to the material weaknesses described above, the Company's management, including our Chief Executive Officer and Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were ineffective, as of September 30, 2006, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses referred to above, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Controls

         There has not been any changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------

Items 1, 2, 3, 5.  Not Applicable

Item 1A.  Risk Factors

Our internal controls may not be sufficient to ensure timely and reliable financial information.

         In November 2006, in connection with their review of our financial statements for the quarter ended September 30, 2006, Grant Thornton LLP, our former independent auditors, identified to management and our Audit Committee material weaknesses in the effectiveness of our internal controls. As a result of our communications with Grant Thornton and further review conducted by management and our Audit Committee, we concluded that we needed to correct deficiencies in our internal controls and procedures for financial reporting. These deficiencies included our failure to properly monitor and account for state sales and use tax liabilities, inadequate controls and procedures relating to revenue recognition, insufficient staffing, insufficient controls in monitoring and controlling the posting of journal entries, and ineffective controls over access by information technology personnel to information technology programs and systems.

         Working with our Audit Committee, we have identified and implemented, or are in the process of implementing, corrective actions to improve the design and effectiveness of our internal controls, including the enhancement of systems and procedures. However, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results or cause us to fail to meet our financial reporting obligations, which could adversely affect our business and harm our stock price.

         The effectiveness of our controls and procedures may be limited by a variety of risks including:

         o faulty human judgment and simple errors, omissions or mistakes;
         o        collusion of two or more people; and
         o        inappropriate management override of procedures.

         Enhanced controls and procedures may still not be adequate to assure timely and reliable financial information. A control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud will be detected.

We are in default under our Senior Secured Credit Agreement.

         As a result of the restatement of our financial statements for the year ended March 31, 2006, the waiver previously granted by our senior secured lender with respect to our failure to comply with certain financial covenants at March 31, 2006 is no longer effective, and an Event of Default exists under the Credit Agreement. In addition, on December 14, 2006, we received a letter from such lender notifying us that our failure to timely deliver financial statements for the quarter ended September 30, 2006 resulted in the occurrence of an Event of Default under the Credit Agreement, and that as a result of the Event of Default, (i) our $2 million revolving credit facility had been terminated, (ii) the interest rate on the term loan under the Credit Agreement had been increased by one-half of one percent per annum (prime plus one percent), and (iii) effective February 11, 2007 the interest rate on the term loan would be increased by four percent per annum (exclusive of the one-half of one percent increase noted above). At the time we received the letter, we had no loans outstanding under our revolving credit facility and $2.25 million outstanding under the term loan portion of the Credit Agreement. At April 30, 2007, the outstanding principal amount under the term loan portion of the Credit Agreement was $1.92 million.

         Although we have since delivered the required financial statements to our lender, Events of Default continue to exist under the Credit Agreement, including as a result of the occurrence of a "Change of Control" in our ownership, as defined in the Credit Agreement. As a result, our lender is entitled to demand payment in full of its loan at any time. Even if our lender does not demand immediate repayment of our loans, we may be required to seek additional financing in the future to fund our operations if our operations do not produce the level of revenues required for our operations, especially in light of the termination of our revolving credit facility under the Credit Agreement.

         There can be no assurance that funding will be available to us at the time it is needed or in the amount necessary to satisfy our needs, or, that if funds are made available, that they will be available on terms that are favorable to us. If we are unable to secure financing when needed, our businesses may be materially and adversely effected, and we may be required to cease all or a substantial portion of our operations. If we issue additional shares of common stock or securities convertible into common stock in order to secure additional funding, current stockholders may experience dilution of their ownership. In the event we issue securities or instruments other than common stock, we may be required to issue such instruments with greater rights than those currently possessed by holders of common stock.

Item 4.  Submission of Matters to a Vote of Security Holders

         Our Annual Meeting of Stockholders was held on September 28, 2006 at 10:00 a.m. at our offices located at 75 Ninth Avenue, New York, New York 10011. A majority of our voting shares were present at the meeting, either in person or by proxy.

         At the meeting, as set forth in the table below, our stockholders elected James H. Feeney, Herbert M. Gardner, Marc C. Particelli and John A. Ward, III to the Board of Directors. All of these individuals will serve on the Board of Directors until the next annual meeting of stockholders and until their successors are duly elected and qualified. Subsequent to the Annual Meeting, in connection with his appointment as our President and Chief Executive Officer, our Board of Directors elected Charles F. Tarzian to serve as a director.

         Directors                         Votes For       Votes Withheld
         ---------                         ---------       --------------
         James H. Feeney                   5,254,374           80,998
         Herbert M. Gardner                5,118,190          217,182
         Marc C. Particelli                5,254,174           81,198
         John A. Ward III                  5,055,957          279,415

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



Dated: May 18, 2007                    By: /s/ JENNIFER R. CALABRESE
                                           -------------------------------------
                                           Jennifer R. Calabrese,
                                           Vice President - Controller
                                           (Principal Accounting Officer)