Form 10-Q
period 2006-12-31
COACTIVE MARKETING GROUP INC
filed 2007-05-21
CIK 886475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               -----------     -----------

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

================================================================================

                                      INDEX

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                                                              Page
                                                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements of CoActive Marketing Group, Inc. and Subsidiaries (Unaudited)

                Condensed Consolidated Balance Sheets - December 31, 2006 (Unaudited) and
                    March 31, 2006 (Audited)                                                                     3

                Condensed Consolidated Statements of Operations - Three and nine months ended
                    December 31, 2006 and December 31, 2005 (restated)                                           4

                Condensed Consolidated Statement of Stockholders' Equity - Nine months ended
                    December 31, 2006                                                                            5

                Condensed Consolidated Statements of Cash Flows - Nine months
                    ended December 31, 2006 and December 31, 2005 (restated)                                     6

                Notes to Unaudited Condensed Consolidated Financial Statements                                   7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                19

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                           26

Item 4.    Controls and Procedures                                                                              26

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5.  Not Applicable

Item 1A.   Risk Factors                                                                                         28

Item 6.    Exhibits                                                                                             29

SIGNATURES                                                                                                      30

                         PART I - FINANCIAL INFORMATION
                         COACTIVE MARKETING GROUP, INC.
                      Condensed Consolidated Balance Sheets
                      December 31, 2006 and March 31, 2006

                                                                                             December 31, 2006     March 31, 2006
                                                                                             -----------------   -----------------
                                                                                               (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                                $       7,747,147   $       3,929,438
    Accounts receivable, net of allowance for doubtful accounts of
      $414,000 at December 31, 2006 and $325,000 at March 31, 2006                                   8,667,806          10,726,762
    Unbilled contracts in progress                                                                   1,396,277           2,650,453
    Deferred contract costs                                                                          1,456,873           2,523,065
    Prepaid expenses and other current assets                                                          951,565             740,385
    Note and interest receivable from officer, net of allowance of $306,000 at
      December 31, 2006                                                                                256,356                   -
    Current assets of discontinued operations                                                                -           3,640,069
                                                                                             -----------------   -----------------
       Total current assets                                                                         20,476,024          24,210,172

Property and equipment, net                                                                          3,495,536           3,833,943

Note and interest receivable from officer                                                                    -             826,341
Deferred financing costs, net                                                                           68,821              86,616
Deferred tax asset                                                                                   4,175,802           5,661,027
Goodwill and intangible asset                                                                        7,557,203           7,557,203
Other assets                                                                                            38,667              49,919
Noncurrent assets of discontinued operations                                                                 -             487,945
                                                                                             -----------------   -----------------
    Total assets                                                                             $      35,812,053   $      42,713,166
                                                                                             =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                         $       3,024,455   $       4,505,344
    Accrued compensation                                                                             2,274,235           1,494,432
    Accrued job costs                                                                                1,113,577           1,368,235
    Other accrued liabilities                                                                        2,260,958           1,974,713
    Deferred revenue and other client credits                                                       11,400,017          15,745,269
    Deferred taxes payable                                                                             247,272             247,272
    Notes payable bank - current                                                                     2,250,000           3,000,000
    Current liabilities of discontinued operations                                                           -           2,464,371
                                                                                             -----------------   -----------------
       Total current liabilities                                                                    22,570,514          30,799,636

Deferred rent                                                                                        2,560,224           2,613,541
Noncurrent liabilities of discontinued operations                                                            -             723,827
                                                                                             -----------------   -----------------
    Total liabilities                                                                               25,130,738          34,137,004
                                                                                             -----------------   -----------------

Commitments and contingencies

Stockholders' equity:
    Class A convertible preferred stock, par value $.001; authorized 650,000
      shares; none issued and outstanding                                                                    -                   -
    Class B convertible preferred stock, par value $.001; authorized 700,000
       shares; none issued and outstanding                                                                   -                   -
    Preferred stock, undesignated; authorized 3,650,000 shares; none issued and
       outstanding                                                                                           -                   -
    Common stock, par value $.001; authorized 25,000,000 shares; issued and outstanding 7,379,751 shares at December 31, 2006 and 6,831,423 at March
       31, 2006, respectively                                                                            7,379               6,831
    Additional paid-in capital                                                                      10,647,208          10,250,003
    Retained earnings (accumulated deficit)                                                             26,728          (1,680,672)
                                                                                             -----------------   -----------------
       Total stockholders' equity                                                                   10,681,315           8,576,162
                                                                                             -----------------   -----------------
    Total liabilities and stockholders' equity                                               $      35,812,053   $      42,713,166
                                                                                             =================   =================

See accompanying notes.

                         COACTIVE MARKETING GROUP, INC.
                 Condensed Consolidated Statements of Operations
             Three and Nine Months Ended December 31, 2006 and 2005
                                   (Unaudited)

                                                           Three Months Ended December 31,       Nine Months Ended December 31,
                                                          ---------------------------------    ----------------------------------
                                                               2006         2005 (restated)         2006          2005 (restated)
                                                          ---------------   ---------------    ---------------    ---------------
Sales                                                     $    23,938,534   $    20,871,399    $    76,610,354    $    63,854,138
                                                          ---------------   ---------------    ---------------    ---------------

Operating expenses:
    Reimbursable program costs and expenses                    11,738,782         7,247,409         31,582,537         22,160,170
    Outside production and other program expenses               3,623,048         6,143,610         16,817,091         19,614,928
    Compensation expense                                        5,862,322         5,051,374         17,293,252         15,471,529
    General and administrative expenses                         2,630,222         2,808,481          7,522,007          7,846,019
                                                          ---------------   ---------------    ---------------    ---------------
Total operating expenses                                       23,854,374        21,250,874         73,214,887         65,092,646
                                                          ---------------   ---------------    ---------------    ---------------

Operating income (loss)                                            84,160          (379,475)         3,395,467         (1,238,508)

Interest income (expense), net                                     20,499           (64,583)           (48,368)          (191,605)
Other income (expense), net                                        42,228                 -           (206,714)                 -
                                                          ---------------   ---------------    ---------------    ---------------

Income (loss) from continuing operations before
  provision (benefit) for income taxes                            146,887          (444,058)         3,140,385         (1,430,113)

Provision (benefit) for income taxes                               58,761          (140,624)         1,256,161           (507,713)
                                                          ---------------   ---------------    ---------------    ---------------

Income (loss) from continuing operations                           88,126          (303,434)         1,884,224           (922,400)
                                                          ---------------   ---------------    ---------------    ---------------

Discontinued operations:
    Income (loss) from discontinued
      operations, net of tax provision
      (benefit) of $0, $73,527, ($32,591) and
      $139,682, respectively                                            -            54,077            (49,650)            92,494
    Net loss on disposal of discontinued
      operations, net of tax provision of
      $ 302,004                                                         -                 -           (127,174)                 -
                                                          ---------------   ---------------    ---------------    ---------------
Income (loss) from discontinued operations                              -            54,077           (176,824)            92,494
                                                          ---------------   ---------------    ---------------    ---------------

Net income (loss)                                         $        88,126   $      (249,357)   $     1,707,400    $      (829,906)
                                                          ===============   ===============    ===============    ===============

Basic earnings (loss) per share:
    Income (loss) from continuing operations              $           .01   $          (.05)   $           .28    $          (.14)
    Income (loss) from discontinued operations                          -               .01               (.03)               .01
                                                          ---------------   ---------------    ---------------    ---------------
    Net income (loss) per share                           $           .01   $          (.04)   $           .25    $          (.13)
                                                          ===============   ===============    ===============    ===============

Diluted earnings (loss) per share:
    Income (loss) from continuing operations              $           .01   $          (.05)   $           .26    $          (.14)
    Income (loss) from discontinued operations                          -               .01               (.02)               .01
                                                          ---------------   ---------------    ---------------    ---------------
    Net income (loss) per share                           $           .01   $          (.04)   $           .24    $          (.13)
                                                          ===============   ===============    ===============    ===============

Weighted average number of common shares outstanding:
       Basic                                                    6,855,575         6,605,303          6,830,127          6,397,479
       Dilutive effect of options, warrants
         and restricted shares                                    537,883                 -            359,265                  -
                                                          ---------------   ---------------    ---------------    ---------------
       Diluted                                                  7,393,459         6,605,303          7,189,392          6,397,479
                                                          ===============   ===============    ===============    ===============

See accompanying notes.

                         COACTIVE MARKETING GROUP, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                       Nine Months Ended December 31, 2006
                                   (Unaudited)

                                                     Common Stock
                                                   par value $.001                           Retained Earnings       Total
                                             ---------------------------      Additional       (Accumulated      Stockholders'
                                                Shares         Amount      Paid-in Capital        Deficit)          Equity
                                             ------------   ------------   ---------------   -----------------   -------------
Balance, March 31, 2006                         6,831,423   $      6,831   $    10,250,003   $      (1,680,672)  $   8,576,162

Exercise of options                               371,380            371           453,285                   -         453,656

Issuance of non-vested stock, net of
   forfeitures                                    330,000            330             (330)                   -               -

Retirement of common stock in connection
   with payment of interest on note
   receivable                                    (153,052)          (153)         (282,994)                  -       (283,147)

Compensation cost recognized in connection
   with non-vested stock                                -              -           103,980                   -         103,980

Compensation cost recognized in connection
   with stock options                                   -              -           123,264                   -         123,264

Net income                                              -              -                 -           1,707,400       1,707,400
                                             ------------   ------------   ---------------   -----------------   -------------
Balance, December 31, 2006                      7,379,751   $      7,379   $    10,647,208   $          26,728   $  10,681,315
                                             ============   ============   ===============   =================   =============

See accompanying notes.

                         COACTIVE MARKETING GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended December 31, 2006 and 2005
                                   (Unaudited)

                                                                                                   2006                2005
                                                                                             -----------------   -----------------
                                                                                                                    (restated)
Cash flows from operating activities:
    Net income (loss)                                                                        $       1,707,400   $        (829,906)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                                   596,943             549,698
       Deferred rent amortization                                                                      (53,317)            (50,261)
       Provision for bad debt expense                                                                  122,790             110,477
       Provision for uncollectible note receivable from officer                                        305,942                   -
       Interest income on note receivable from officer                                                 (36,322)            (25,981)
       Compensation expense on non-vested stock and stock options                                      227,244                   -
       Deferred income taxes                                                                         1,183,221            (532,596)
       Loss from discontinued operations, net of tax                                                    49,650                   -
       Loss on disposal of discontinued operations, net of tax                                         127,174                   -
       Changes in operating assets and liabilities:
        Accounts receivable                                                                          1,936,166          (7,470,830)
        Unbilled contracts in progress                                                               1,254,176            (984,154)
        Deferred contract costs                                                                      1,066,192             114,178
        Prepaid expenses and other assets                                                             (199,928)           (290,556)
        Accounts payable                                                                            (1,480,889)            319,712
        Deferred revenue and other client credits                                                   (4,345,252)          8,064,345
        Accrued job costs                                                                             (254,658)          1,701,955
        Accrued compensation                                                                           779,803             599,830
        Other accrued liabilities                                                                      286,245             585,444
                                                                                             -----------------   -----------------
          Net cash provided by operating activities of continuing operation s                        3,272,580           1,861,355
          Operating activities of discontinued operations                                              (35,004)             68,643
                                                                                             -----------------   -----------------
          Net cash provided by operating activities                                                  3,237,576           1,929,998
                                                                                             -----------------   -----------------

Cash flows from investing activities:
    Proceeds from sale of discontinued operations                                                    1,100,000                   -
    Proceeds from collection on note receivable                                                         17,218                   -
    Purchases of fixed assets                                                                         (235,741)           (178,334)
                                                                                             -----------------   -----------------
          Net cash provided by (used in) investing activities of continuing operations                 881,477            (178,334)
          Investing activities of discontinued operations                                                    -            (161,402)
                                                                                             -----------------   -----------------
          Net cash provided by (used in) investing activities                                          881,477            (339,736)
                                                                                             -----------------   -----------------

Cash flows from financing activities:
    Proceeds from exercise of stock options                                                            453,656             387,847
    Borrowings of debt                                                                                       -           3,800,000
    Payments of debt                                                                                  (750,000)         (5,134,500)
    Financing costs                                                                                     (5,000)            (19,380)
                                                                                             -----------------   -----------------
          Net cash used in financing activities                                                       (301,344)           (966,033)
                                                                                             -----------------   -----------------

          Net increase in cash and cash equivalents                                                  3,817,709             624,229

Cash and cash equivalents at beginning of period                                                     3,929,438           2,171,103
                                                                                             -----------------   -----------------
Cash and cash equivalents at end of period                                                   $       7,747,147   $       2,795,332
                                                                                             =================   =================
Supplemental disclosures of cash flow information:
    Interest paid during the period                                                          $         173,830   $         198,091
                                                                                             -----------------   -----------------
    Income tax paid during the period                                                        $          72,941   $         230,844
                                                                                             =================   =================

Noncash activities relating to investing and financing activities:
    Retirement of common stock in connection with payment of interest on note
         receivable                                                                          $         283,147   $               -
                                                                                             =================   =================
    Amortization of projected reimbursements from clients for straight lining of rent        $               -   $          27,569
                                                                                             =================   =================
    Issuance of non-vested stock, net of forfeitures                                         $             330   $               -
                                                                                             =================   =================

See accompanying notes.

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

       Notes to the Unaudited Condensed Consolidated Financial Statements

                      December 31, 2006 and 2005 (restated)

(1)      Basis of Presentation

         The interim financial statements of CoActive Marketing Group, Inc. (the "Company") for the three and nine months ended December 31, 2006 and 2005 have been prepared without audit. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. The results of operations for the three and nine months ended December 31, 2006 are not necessarily indicative of the results for a full year.

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

         Restatement

         The consolidated financial statements as of and for the fiscal years ended March 31, 2006, 2005 and 2004 and the fiscal quarter ended June 30, 2006 were restated as a result of management's determination that the Company had incorrectly applied revenue recognition policies to a particular promotional program, resulting in the premature recording of approximately $1,137,000 of revenues during the year ended March 31, 2006, including $352,000 and $975,000 in the three and nine month periods ended December 31, 2005, respectively. This error resulted in an understatement of revenues by approximately $524,000 and an overstatement of operating expenses by approximately $398,000 in the three months ended June 30, 2006. In addition, the Company improperly accrued approximately $252,000 during the quarter ended June 30, 2006 for sales and use taxes due to State taxing authorities with respect to the years ended March 31, 2006, 2005, and 2004. The restatement for these errors increased the Company's net income as originally reported for the quarter ended June 30, 2006 by approximately $704,000 ($.10 per diluted share).

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

         To reflect the financial statement impact of the foregoing adjustments on its previous filings with the SEC, the Company is filing contemporaneously with this Form 10-Q, an amendment to its Annual Report on Form 10-K/A for the year ended March 31, 2006, and an amendment to its Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006, which reflect (i) a reduction in revenues for the year ended March 31, 2006 and an increase in revenues and decrease in operating expenses for the quarter ended June 30, 2006 in connection with the promotional program referred to above, and (ii) an increase in sales and use taxes and related expenses aggregating approximately $604,000 for the years ended March 31, 2006, 2005, and 2004 and a decrease in such expenses of approximately $252,000 for the quarter ended June 30, 2006.

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

         The effect of the restatements on the Company's consolidated statements of operations for the three and nine months ended December 31, 2005 is presented below:

                                                               Three months ended Dec. 31, 2005
                                           ------------------------------------------------------------------------
                                                                Reclass for
                                            As previously       discontinued       Restatement
                                               reported          operations         adjustment        As restated
                                           ---------------    ---------------    ---------------    ---------------
Sales                                      $    25,837,066    $    (4,622,663)   $      (343,004)   $    20,871,399
                                           ---------------    ---------------    ---------------    ---------------
Reimbursable program costs and
  expenses                                      10,156,832         (2,918,090)             8,667          7,247,409
Outside production and other
  program expenses                               6,434,094           (305,115)            14,631          6,143,610
Compensation expense                             5,957,449           (906,075)                 -          5,051,374
General and administrative expenses              3,109,296           (311,508)            10,693          2,808,481
                                           ---------------    ---------------    ---------------    ---------------
Operating income (loss)                            179,395           (181,875)          (376,995)          (379,475)
Interest expense, net                              (59,244)            (2,014)            (3,325)           (64,583)
                                           ---------------    ---------------    ---------------    ---------------
Income (loss) from continuing
  operations before provision
  (benefit) for income taxes                       120,151           (183,889)          (380,320)          (444,058)
Provision (benefit) for income
  taxes                                             85,031            (73,527)          (152,128)          (140,624)
                                           ---------------    ---------------    ---------------    ---------------
Income (loss) from continuing
  operations                                        35,120           (110,362)          (228,192)          (303,434)
Minority interest                                  (56,285)            56,285                  -                  -
Income from discontinued operations                      -             54,077                  -             54,077
                                           ---------------    ---------------    ---------------    ---------------
Net loss                                   $       (21,165)   $             -    $      (228,192)   $      (249,357)
                                           ===============    ===============    ===============    ===============
Basic earnings (loss) per share:
    Income (loss) from continuing
      operations                                       N/A    $          (.02)   $          (.03)   $          (.05)
    Income from discontinued
      operations                                       N/A                .01                .00                .01
                                           ---------------    ---------------    ---------------    ---------------
    Net income (loss) per share            $           .00    $           .00    $          (.03)   $          (.04)
                                           ===============    ===============    ===============    ===============
Diluted earnings per share:
    Income (loss) from continuing
      operations                                       N/A    $          (.02)   $          (.03)   $          (.05)
    Income from discontinued
      operations                                       N/A                .01               0.00                .01
                                           ---------------    ---------------    ---------------    ---------------
    Net income (loss) per share            $           .00    $           .00    $          (.03)   $          (.04)
                                           ===============    ===============    ===============    ===============

                                                               Nine months ended Dec. 31, 2005
                                           ------------------------------------------------------------------------
                                                                Reclass for
                                            As previously       discontinued       Restatement
                                              reported           operations         adjustment        As restated
                                           ---------------    ---------------    ---------------    ---------------
Sales                                      $    74,535,992    $    (9,737,835)   $      (944,019)   $    63,854,138
                                           ---------------    ---------------    ---------------    ---------------
Reimbursable program costs and
  expenses                                      27,573,068         (5,443,549)            30,651         22,160,170
Outside production and other
  program expenses                              20,278,666           (729,556)            65,818         19,614,928
Compensation expense                            17,957,516         (2,485,987)                 -         15,471,529
                                           ---------------    ---------------    ---------------    ---------------
General and administrative expenses              8,577,702           (752,551)            20,868          7,846,019
                                           ---------------    ---------------    ---------------    ---------------
Operating income (loss)                            149,040           (326,192)        (1,061,356)        (1,238,508)
Interest expense, net                             (177,109)            (2,252)           (12,244)          (191,605)
                                           ---------------    ---------------    ---------------    ---------------
Loss from continuing operations
  before provision (benefit) for
  income taxes                                     (28,069)          (328,444)        (1,073,600)        (1,430,113)
Provision (benefit) for income
  taxes                                             61,409           (139,682)          (429,440)          (507,713)
                                           ---------------    ---------------    ---------------    ---------------
Loss from continuing operations                    (89,478)          (188,762)          (644,160)          (922,400)
Minority interest                                  (96,268)            96,268                  -                  -
Income from discontinued operations                      -             92,494                  -             92,494
                                           ---------------    ---------------    ---------------    ---------------
Net loss                                   $      (185,746)   $             -    $      (644,160)   $      (829,906)
                                           ===============    ===============    ===============    ===============
Basic earnings (loss) per share:
    Loss from continuing
      operations                                       N/A    $          (.03)   $          (.10)   $          (.14)
    Income from discontinued
      operations                                       N/A                .01                .00                .01
                                           ---------------    ---------------    ---------------    ---------------
    Net loss per share                     $          (.03)   $           .00    $          (.10)   $          (.13)
                                           ===============    ===============    ===============    ===============
Diluted earnings per share:
    Loss from continuing
      operations                                       N/A    $          (.03)   $          (.10)   $          (.14)
    Income from discontinued
      operations                                       N/A                .01                .00                .01
                                           ---------------    ---------------    ---------------    ---------------
    Net loss per share                     $          (.03)   $           .00    $          (.10)   $          (.13)
                                           ===============    ===============    ===============    ===============

(2)      Investment in MarketVision

         On May 22, 2006, the Company sold its 49% interest in MarketVision back to MarketVision for $1,100,000. In connection with the sale, the Company recorded a pre-tax gain of approximately $175,000 and an after tax loss of $127,000. The after tax loss reflects a tax provision of approximately $300,000 on the sale and reflects the estimated tax due as a result of the sale. This tax provision reflects the difference in the book and tax basis of the Company's holdings in MarketVision and resulted in a corresponding reduction in the Company's deferred tax asset on its consolidated balance sheet. The after tax loss of $127,000 is included in the computation of the loss from discontinued operations in the Company's consolidated statement of operations. The results of operations for MarketVision for the period April 1, 2006 through May 22, 2006, as well as for the three and nine months ended December 31, 2005, have been reclassified to discontinued operations, on a net of tax basis. Summarized financial information for MarketVision, reflected as discontinued operations, is as follows:

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

         Results of Operations for the period April 1, 2006 through May 22, 2006 and the three and nine months ended December 31, 2005:

                                    April 1, 2006      Three months      Nine months
                                      to May 22,          ended             ended
                                         2006         Dec. 31, 2005     Dec. 31, 2005
                                    --------------   ---------------   ---------------
Sales                               $    1,197,677   $     4,622,663    $    9,737,835
                                    --------------   ---------------   ---------------
Operating expenses:
  Reimbursable program costs
    and expenses                           617,663         2,918,090         5,443,549
  Outside production and other
    program expenses                       151,184           305,115           729,556
  Compensation expense                     397,082           906,075         2,485,987
  General and administrative
    expenses                               163,705           311,508           752,551
                                    --------------   ---------------   ---------------
Total operating expenses                 1,329,634         4,440,788         9,411,643
                                    --------------   ---------------   ---------------

Operating (loss) income                   (131,957)          181,875           326,192
Interest (expense) income                   (1,963)            2,014             2,252
Benefit (provision) for income
  taxes                                     32,591           (73,527)         (139,682)
Minority interest                           51,679           (56,285)          (96,268)
                                    --------------   ---------------   ---------------
Net (loss) income                   $      (49,650)  $        54,077   $        92,494
                                    ==============   ===============   ===============

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

         As a result of the Company's annual test to determine whether goodwill has been impaired, the Company concluded that at March 31, 2006, the carrying value of the goodwill associated with one of its reporting units, Optimum Group, was greater than its fair value. As a result, the Company recorded a non-cash pre-tax charge of $626,000 for the year ended March 31, 2006 (net after tax in the amount of $382,000) to reflect such impairment and reduce the carrying value of the goodwill associated with Optimum to zero.

         Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. During the nine months ended December 31, 2006, the Company has not identified any indication of the impairment of goodwill of its reporting units or intangible assets.

         Net Income (Loss) Per Share

         For the quarter ended December 31, 2006, options and warrants, which expire through March 31, 2016, to purchase approximately 1,298,000 shares of common stock at prices ranging from $2.00 to $10.00 per share were excluded from the computation of diluted earnings per share. For the nine months ended December 31, 2006, options and warrants, which expire through March 31, 2016, to purchase approximately 1,385,000 shares of common stock at prices ranging from $1.70 to $10.00 per share were excluded from the computation of diluted earnings per share. For the three months ended December 31, 2005, options and warrants, which expire through April 30, 2015, to purchase approximately 1,841,000 shares of common stock at prices ranging from $1.13 to $10.00 per share were excluded from the computation of diluted earnings per share. For the nine months ended December 31, 2005, options and warrants, which expire through April 30, 2015, to purchase approximately 2,080,000 shares of common stock at prices ranging from $1.12 to $10.00 were excluded from the computation of diluted earnings per share. Options and warrants excluded from the computation of diluted earnings per share were excluded as their effect would have been anti-dilutive.

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

         On April 26, 2006, the Officer surrendered to the Company for cancellation 153,052 shares of the Company's common stock as payment in full of interest in the amount of $283,147 accrued through May 24, 2006 and pledged as collateral options to purchase 225,000 shares of the Company's common stock. At December 31, 2006, the amount due from the Officer of $256,356 included accrued interest in the amount of $12,300, of which $6,100 was past due and owing on such date.

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

         Since the Amended Note was cancelled prior to the issuance of the consolidated financial statements as of and for the six months ended September 30, 2006, the Company recorded an allowance for the uncollectible portion of the note receivable in the amount of $306,000 at September 30, 2006. The provision for the uncollectible portion of the note receivable is included in other income (expense), net for the nine months ended December 31, 2006.

         Since the Amended Note was satisfied in full by the Officer prior to the issuance of the consolidated financial statements as of and for the nine months ended December 31, 2006, the Company has classified the full balance of the note receivable as current at December 31, 2006. In comparison, at March 31, 2006, the Company believed that the expected repayment date on the Amended Note may extend beyond one year, and therefore, at March 31, 2006, the Company classified the full balance of the note receivable as long-term.

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

         Borrowings under the Credit Agreement are evidenced by promissory notes and are secured by all of the Company's assets. The Company pays the Bank a quarterly fee equal to .25% per annum on the unused portion of the revolving credit line. Pursuant to the Credit Agreement:

              o Principal payments on the term loan are made in equal monthly installments of $83,333, with the final payment due in March 2009.
              o The maturity date of loans made under the revolving credit line is March 24, 2008.
              o Interest charges on the revolving credit line and term loan accrue at the Bank's prime rate (8.25% at December 31, 2006), and its prime rate plus .50%, respectively.

         The Credit Agreement provides for a number of affirmative and negative covenants, restrictions, limitations and other conditions including, among others, (i) limitations regarding the payment of cash dividends,
         (ii) restriction on the use of proceeds, (iii) prohibition on incurring a consolidated net loss, as defined in the Credit Agreement, in two consecutive fiscal quarters or any fiscal year, (iv) compliance with a defined senior debt leverage ratio and debt service ratio covenants,
         (v) limitation on annual capital expenditures, and (vi) maintenance of 15% of beneficially owned shares of common stock by certain stockholders. Although the Company was in compliance with these financial covenants with respect to the period ended December 31, 2006, as a result of the restatement described in Note 1, the Bank's waiver granted on July 12, 2006 with respect to the Company's failure to comply with these financial covenants at March 31, 2006 is no longer effective, and an Event of Default exists under the Credit Agreement as a result thereof.

         At December 31, 2006, the Company's term bank borrowings amounted to $2,250,000 (exclusive of a letter of credit outstanding in the amount of $450,000) and there were no borrowings outstanding under the revolving line of credit.

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

         As a result of the Events of Default noted above, the Company's term loan is now considered due and payable, and therefore, the Company classified the full balance of the term loan as notes payable - current at December 31, 2006 and March 31, 2006.

(7)      Accounting for Stock-Based Compensation

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

         The adoption of SFAS No. 123R reduced income from continuing operations before provision for income taxes and net income by $22,200 and $13,300, respectively, for the three months ended December 31, 2006 and $123,300 and $74,000, respectively, for the nine months ended December 31, 2006. The impact on diluted earnings per share for the three and nine months ended December 31, 2006 was $.00 and $.01 per share, respectively.

         Stock Options

         Under the Company's 1992 Stock Option Plan (the "1992 Plan"), employees of the Company and its affiliates and members of the Board of Directors were granted options to purchase shares of common stock of the Company. The 1992 Plan terminated in 2002, although options issued thereunder remain exercisable until the termination dates provided in such options. Options granted under the 1992 Plan were either intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or non-qualified options. Grants under the 1992 Plan were awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 1992 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors is determined by the committee of the Board of Directors. The 1992 Plan was amended on May 11, 1999 to increase the maximum number of shares of common stock for which options may be granted to 1,500,000 shares. At December 31, 2006, there were 34,375 options issued, expiring from May 2007 through April 2011, under the 1992 Plan that remain outstanding.

         On May 11, 1999, as approved by the Company's Board of Directors, the Company established the 1997 Executive Officer Stock Option Plan (the "1997 Plan"), pursuant to which (i) a maximum of 375,000 non-qualified stock options may be granted to purchase shares of common stock, (ii) three officers of the Company were each granted 125,000 non-qualified stock options to purchase shares of common stock in exchange for the surrender by each of their incentive stock options to purchase 125,000 shares of common stock issued on May 2, 1997 pursuant to the Company's 1992 Stock Option Plan and (iii) the exercise price and other terms and conditions of the options granted are identical to those of the options surrendered. The 375,000 options, all expiring May 2007, issued under the 1997 Plan remain outstanding at December 31, 2006. Options outstanding under the 1997 plan that are not exercised by their expiration date are not available for re-issuance by the Company.

         On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the "2002 Plan") providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended so as to increase the number of shares of common stock available under the plan to 1,250,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Committee of the Board of Directors. At December 31, 2006, there were 863,750 options, expiring from July 2007 through March 2016, issued under the 2002 Plan that remain outstanding. Any option under the 2002 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of December 31, 2006, the Company had 46,250 options available for grant under the 2002 Plan.

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

                                       Three Months Ended     Nine Months Ended
                                          December 31,           December 31,
                                       -------------------   --------------------
                                       2006 (1)   2005 (1)     2006        2005
                                       --------   --------   --------    --------
         Risk-free interest rate          N/A        N/A         4.92%       4.34%
         Expected life - years            N/A        N/A         5.00       10.00
         Expected volatility              N/A        N/A         42.9%       60.2%
         Expected dividend yield          N/A        N/A            0%          0%
         Fair value of option grants      N/A        N/A     $    .77    $   2.47

         (1) The disclosure for the quarters ended December 31, 2006 and 2005 are not applicable ("N/A") as there were no options issued during those quarters.

         A summary of option activity under all plans as of December 31, 2006, and changes during the period then ended is presented below:

                                                                            Weighted
                                                 Weighted                    average
                                                 average       Number       remaining    Aggregate
                                                 exercise        of        contractual   intrinsic
                                                  price        options        term         value
                                                ----------   -----------   -----------   ---------
         Balance at March 31, 2006              $     2.65     1,766,305
         Granted (A)                            $     1.61       110,000
         Exercised                              $     1.22      (371,380)
         Canceled                               $     2.45      (231,800)
                                                ----------   -----------
         Balance at December 31, 2006 (vested
          and expected to vest)                 $     3.01     1,273,125          1.89   $   2,744
                                                ==========   ===========   ===========   =========
         Exercisable at December 31, 2006       $     3.03     1,248,125          1.75   $   2,744
                                                ==========   ===========   ===========   =========

         (A) Represents options granted to purchase 30,000 shares at an exercise price of $1.70 and 80,000 shares at an exercise price of $1.57. All of these options are exercisable as of December 31, 2006. Of these options 40,000 were to become exercisable upon the earlier to occur of the Board of Director's selection of a permanent Chief Executive Officer or June 20, 2007. On October 9, 2006, the Company entered into an employment agreement with a new Chief Executive Officer; accordingly, the 40,000 options became exercisable on such date.

         The total intrinsic value of options exercised during the three and nine months ended December 31, 2006 was approximately $209,500. Cash received from the exercise of stock options during the three and nine months ended December 31, 2006 was approximately $20,000 and $453,700, respectively.

         Total unrecognized compensation cost related to unvested stock option awards at December 31, 2006 amounts to approximately $8,200 and is expected to be recognized over a weighted average period of .3 years. Total compensation cost for the three and nine months ended December 31, 2006, amounted to approximately $22,200 and $123,300, respectively, for these option awards. The related tax benefit for the three and nine months ended December 31, 2006 amounted to $8,900 and $49,300, respectively.

         Warrants

         At each of December 31, 2006 and March 31, 2006, there were outstanding warrants to purchase an aggregate of 81,533 shares of common stock at a weighted average exercise price per share of $3.68 held by two individuals. These warrants were to expire on April 30, 2007. In April 2007, in consideration of services provided, the expiration date of one of these warrants, to purchase 40,766 shares of common stock, was extended to April 30, 2010.

         Non-Vested Stock

         As of December 31, 2006, pursuant to the authorization of the Company's Board of Directors and certain Restricted Stock Agreements, the Company had awarded 320,000 shares of common stock under the Company's 2002 Plan to certain employees (net of 25,000 shares forfeited in each of April and November 2006 as a result of the termination of employment of two recipients). Grant date fair value is determined by the market price of the Company's common stock on the date of grant. The aggregate value of these shares at their respective grant dates amounted to approximately $602,500 and will be recognized ratably as compensation expense over the vesting periods. The shares of common stock granted pursuant to such agreements vest in various tranches over five years from the date of grant.

         The shares awarded under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

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

         In January and February 2007, the Company awarded an additional 246,250 shares of common stock pursuant to the certain Restricted Stock Agreements.

         A summary of all non-vested stock activity as of December 31, 2006, and changes during the nine month period then ended is presented below:

                                                                   Weighted
                                        Weighted                    average
                                        average       Number       remaining    Aggregate
                                       grant date       of        contractual   intrinsic
                                       fair value     shares         term         value
                                       ----------   -----------   -----------   ---------
Unvested at March 31, 2006             $     2.13       190,000

Granted                                $     1.79       380,000
Vested                                          -             -
Forfeited                              $     2.05       (50,000)
                                       ----------   -----------
Unvested at December 31, 2006          $     1.89       520,000          3.04   $       0
                                       ==========   ===========   ===========   =========

         Total unrecognized compensation cost related to unvested stock awards at December 31, 2006 amounts to approximately $879,000 and is expected to be recognized over a weighted average period of 3.0 years. Total compensation cost for the three and nine months ended December 31, 2006, amounted to approximately $50,500 and $104,000, respectively, for these stock awards. The related tax benefit for the three and nine months ended December 31, 2006 amounted to approximately $20,200 and $41,600, respectively.

         The following table illustrates the effect on net loss and loss per share for the three and nine months ended December 31, 2005 had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to its stock based incentive plans for the three and nine months ended December 31, 2005:

                                                      Three Months    Nine Months
                                                          Ended          Ended
                                                      Dec. 31, 2005   Dec. 31, 2005
                                                       (restated)      (restated)
                                                      -------------   -------------
 Net loss as reported                                 $    (249,357)  $    (829,906)
 Less compensation expense determined under the fair
  value method, net of tax                                  (13,970)        (77,184)
                                                      -------------   -------------
 Pro forma net loss                                   $    (263,327)  $    (907,090)
                                                      =============   =============
 Net loss per share - Basic:
   As reported                                        $        (.04)  $        (.13)
   Pro forma                                          $        (.04)  $        (.14)

 Net loss per share - Diluted:
   As reported                                        $        (.04)  $        (.13)
   Pro forma                                          $        (.04)  $        (.14)

(8)      Recent Accounting Standards Affecting the Company

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

         In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). Historically, there have been two widely used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" (current year income statement perspective) and "iron curtain" (year-end balance sheet) methods. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company's financial statements and the related financial statement disclosures (the "dual approach"). The dual approach must be adopted for fiscal years ending after November 15, 2006, which is effective for the Company's fiscal year end March 31, 2007.

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

         In addition, in connection with his resignation, the Company entered into an agreement with Mr. Benfield pursuant to which Mr. Benfield will, for the one-year period beginning July 1, 2006, continue to be compensated at his current rate of $300,000 per annum and receive the same benefits previously provided to him by the Company. The Company recorded a pre-tax charge of approximately $330,000 during the nine months ended December 31, 2006 in connection with its obligations under the Agreement with Mr. Benfield.

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

                  During our fiscal year ended March 31, 2006, and in our first fiscal quarter of fiscal 2007 until May 22, 2006, we provided marketing services targeting the Hispanic community through Garcia Baldwin, Inc., doing business as MarketVision, an affiliate of ours of which we owned 49%. On May 22, 2006, we sold our 49% interest in MarketVision for $1,100,000 in cash. Accordingly, the results of MarketVision for the period from April 1, 2006 to May 22, 2006 and the three and nine months ended December 31, 2005 have been reclassified to discontinued operations. Following that sale, we continue to provide services targeting Hispanic, as well as African American and urban consumers, through our recently launched Urban Concepts platform.

RESTATEMENT

                  The consolidated financial statements as of and for the fiscal years ended March 31, 2006, 2005 and 2004 and the fiscal quarter ended June 30, 2006 were restated as a result of management's determination that we had incorrectly applied revenue recognition policies to a particular promotional program, resulting in the premature recording of approximately $1,137,000 of revenues during the year ended March 31, 2006, including $352,000 and $975,000 in the three and nine month periods ended December 31, 2005, respectively. This error resulted in an understatement of revenues by approximately $524,000 and an overstatement of operating expenses by approximately $398,000 in the three months ended June 30, 2006. In addition, we improperly accrued approximately $252,000 during the quarter ended June 30, 2006 for sales and use taxes due to State taxing authorities with respect to the years ended March 31, 2006, 2005, and 2004. The restatement for these errors increased our net income as originally reported for the quarter ended June 30, 2006 by approximately $704,000 ($.10 per diluted share).

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

                  As previously noted, these adjustments (as well as those related to the presentation for discontinued operations) required a restatement of our consolidated balance sheets and consolidated statements of operations, as well as related adjustments to our consolidated statements of stockholders' equity and consolidated statements of cash flows, without any effect on our cash or net cash provided from operations at and for the fiscal quarter ended June 30, 2006, as well as the fiscal years ended March 31, 2006, 2005 and 2004. After reviewing the circumstances leading up to the restatement, we believe that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, we implemented procedures intended to strengthen our internal control processes and prevent a recurrence of future errors of this nature.

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

RESULTS OF OPERATIONS

         The following table presents operating data of the Company expressed as a percentage of sales, net of reimbursable program costs and expenses, for the three and nine months ended December 31, 2006 and 2005:

                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 DECEMBER 31,                DECEMBER 31,
                                                            -----------------------    ------------------------
                                                               2006         2005          2006          2005
                                                            ----------   ----------    ----------    ----------
                                                                         (restated)                  (restated)
STATEMENT OF OPERATIONS DATA:
Sales, net of reimbursable program costs and expenses            100.0%       100.0%        100.0%        100.0%
Outside production and other program expenses                     29.7%        45.1%         37.3%         47.0%
Compensation expense                                              48.1%        37.1%         38.4%         37.1%
General and administrative expense                                21.6%        20.6%         16.7%         18.8%
Operating income (loss)                                            0.7%        (2.8)%         7.5%         (3.0)%
Interest income (expense), net                                     0.2%        (0.5)%        (0.1)%        (0.5)%
Other income (expense), net                                        0.3%         0.0%         (0.5)%         0.0%
Income (loss) from continuing operations before provision
   (benefit) for income taxes                                      1.2%        (3.3)%         7.0%         (3.4)%
Provision (benefit) for income taxes                               0.5%        (1.0)%         2.8%         (1.2)%
Income (loss) from continuing operations                           0.7%        (2.2)%         4.2%         (2.2)%
Income (loss) from discontinued operations                         0.0%         0.4%         (0.4)%         0.2%
Net income (loss)                                                  0.7%        (1.8)%         3.8%         (2.0)%

                  SALES. Sales consist of core business sales as well as sales resulting from reimbursable program costs and expenses. We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts. The amount of reimbursable program costs and expenses which are included in revenues will vary from period to period, based on the type and scope of the promotional service being provided.

                  Total sales for the quarter ended December 31, 2006 were $23,939,000, compared to $20,871,000 for the quarter ended December 31, 2005, an increase of $3,068,000, or 15%. Total sales for the nine months ended December 31, 2006 were $76,610,000, compared to $63,854,000 for the nine months ended December 31, 2005, an increase of $12,756,000, or 20%. The following table presents a comparative summary of the components of total sales for the three and nine months ended December 31, 2006 and 2005:

                                        THREE MONTHS ENDED                                   NINE MONTHS ENDED
                                           DECEMBER 31,                                        DECEMBER 31,
                         -------------------------------------------------   -------------------------------------------------
SALES                        2006          %           2005          %           2006          %           2005          %
----------------------   ------------   --------   ------------   --------   ------------   --------   ------------   --------
                                                    (restated)                                          (restated)
Core business            $ 12,199,752       51.0   $ 13,623,990       65.3   $ 45,027,817       58.8   $ 41,693,968       65.3
Reimbursable program
  costs and expenses       11,738,782       49.0      7,247,409       34.7     31,582,537       41.2     22,160,170       34.7
                         ------------   --------   ------------   --------   ------------   --------   ------------   --------
   Total sales           $ 23,938,534      100.0   $ 20,871,399      100.0   $ 76,610,354      100.0   $ 63,854,138      100.0
                         ============   ========   ============   ========   ============   ========   ============   ========

                  Core business sales decreased during the three months ended December 31, 2006 by 11%, as compared to the three months ended December 31, 2005, and increased during the nine months ended December 31, 2006 by 8%, as compared to the nine months ended December 31, 2005. The decrease in core business sales for the quarter ended December 31, 2006 reflects the trend among certain clients to negotiate contracts under which certain expenses are classified as reimbursable program costs and expenses. The overall increase in core business sales for the nine months ended December 31, 2006 reflects continued growth realized from experiential programs and sales promotion marketing programs. Core business sales were positively affected by the continued growth of sales to our existing clients as well as to new ones. In particular, we executed several large partner tie-in promotional programs, one of which was for the first time a significant marketing program that integrated both experiential and sales promotion elements. This program generated approximately $6.1 million of core business revenues in the first six months of the nine month period ended December 31, 2006.

                  OPERATING REVENUE. We believe "Operating Revenue" is a key performance indicator. Operating Revenue is defined as our core business sales less outside production and other program expenses. Operating Revenue is the net amount derived from sales to customers which we believe is available to fund our compensation and general and administrative expenses, debt service and capital expenditures. For the three and nine months ended December 31, 2006, Operating Revenue amounted to $8,577,000 and $28,211,000, respectively. Operating Revenue for the three and nine months ended December 31, 2006 increased by 15% and 28%, respectively, from $7,480,000 and $22,079,000, for the three and nine months ended December 31, 2005.

The following table presents a comparative summary of the components of operating revenue for the three and nine months ended December 31, 2006 and 2005:

                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                DEC. 31,                      DEC. 31,
                                       ---------------------------   ---------------------------
              OPERATING REVENUE            2006           2005           2006           2005
              ----------------------   ------------   ------------   ------------   ------------
                                                       (restated)                    (restated)
              Core business            $ 12,199,752   $ 13,623,990   $ 45,027,817   $ 41,693,968
              Outside production and
                other program costs       3,623,048      6,143,610     16,817,091     19,614,928
                                       ------------   ------------   ------------   ------------
                 Operating revenue     $  8,576,704   $  7,480,380   $ 28,210,726   $ 22,079,040
                                       ============   ============   ============   ============

                  OPERATING EXPENSES. Total operating expenses of $23,854,000 and $73,215,000 for the three and nine months ended December 31, 2006, respectively, were approximately $2,603,000 or 12% and $8,122,000 or 13% greater than the comparable period in the prior year. The increases in operating expenses resulted from the aggregate of the following:

                  Reimbursable Program Costs and Expenses. Reimbursable costs and expenses for the three months ended December 31, 2006 and 2005 were $11,739,000 and $7,247,000, respectively. Reimbursable costs and expenses for the nine months ended December 31, 2006 and 2005 were $31,583,000 and $22,160,000, respectively. The increase in reimbursable costs and expenses is due to an increase of such costs derived from experiential programs.

                  Outside Production and Other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production and other program expenses for the three months ended December 31, 2006 were $3,623,000 compared to $6,144,000 for the three months ended December 31, 2005, a decrease of $2,521,000, or 41%. Outside production and other program expenses for the nine months ended December 31, 2006 were $16,817,000 compared to $19,615,000 for the nine months ended December 31, 2005, a decrease of $2,798,000, or 14%. The weighted mix of outside production and other program expenses and the mark-up related to these components may vary significantly from project to project based on the type and scope of the service being provided.

                  Compensation Expense. Compensation expense, exclusive of program reimbursable costs, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For the quarter ended December 31, 2006, compensation expense was $5,862,000, compared to $5,051,000 for the quarter ended December 31, 2005, an increase of $811,000 or 16%. For the nine months ended December 31, 2006 compensation expense amounted to $17,293,000, an increase of $1,822,000, or 12%, as compared to the same period in the prior year. This increase reflects the additional costs associated with the growth of experiential marketing programs, partially offset by lower sales promotion and interactive marketing compensation costs. The nine months ended December 31, 2006 also includes a charge of approximately $330,000 relating to the resignation of our former chief executive officer. We continue to focus on aligning our staffing costs to match expected revenues and investing resources in areas that we believe will generate increased profitability.

                  General and Administrative Expenses. General and administrative expenses consisting of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts, were $2,630,000 for the three months ended December 31, 2006, compared to $2,808,000 for the three months ended December 31, 2005, a decrease of $178,000, or 6%. For the nine months ended December 31, 2006, general and administrative expenses amounted to $7,522,000, a decrease of $324,000, or 4%, as compared to the same period in the prior year. The decreases realized in general and administrative costs reflect our continued efforts to reduced fixed overhead costs and maximize the scalability of such costs. As a result of the termination of our lease for our office in Great Neck, NY which resulted in a $520,000 charge in the quarter ended December 31, 2005, our occupancy costs have dropped sharply in the three and nine months ended December 31, 2006 as compared to the same periods in our prior fiscal year. In the three and nine months ended December 31, 2006, the decreases in occupancy costs were partially offset by higher professional fees and other administrative costs.

                  INTEREST INCOME (EXPENSE), NET. Net interest income for the quarter ended December 31, 2006, consisting of interest income of $77,000 offset by interest expense of $57,000, amounted to $20,000, a variance of $85,000, compared to net interest expense of $65,000 in the quarter ended December 31, 2005. Net interest expense in the quarter ended December 31, 2005 consisted of interest expense of $82,000 offset by interest income of $17,000. Net interest expense for the nine months ended December 31, 2006, consisting of interest expense of $182,000 offset by interest income of $134,000, amounted to $48,000, a decrease of $144,000, compared to net interest expense of $192,000, consisting of interest expense of $227,000 offset by interest income of $35,000 for the nine months ended December 31, 2005. Interest expense consists primarily of interest on our outstanding bank debt and is tied to the bank's prime rate in effect. Interest income consists primarily of interest on our money market and CD accounts. The reduction in net interest expense in fiscal 2007 as compared to fiscal 2006 was primarily a result of both increased interest income earned resulting from higher bank balances and reduced interest expense on lower bank debt outstanding.

                  OTHER INCOME (EXPENSE), NET. Other income (expense), net for the three and nine months ended December 31, 2006 amounted to $42,000 and ($207,000). For the three months ended December 31, 2006, other income consisted of insurance policy proceeds received by the Company. For the nine months ended December 31, 2006, other expense consisted of a charge of approximately $306,000 taken in connection with the provision for the uncollectible portion of a note receivable from an officer. Such expense was offset by $57,000 in proceeds from the sale of certain Internet domain names which were not being utilized by the Company as well as $42,000 of insurance policy proceeds.

                  INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES. Income (loss) from continuing operations before the provision (benefit) for income taxes for the quarters ended December 31, 2006 and 2005 amounted to $147,000 and ($444,000), respectively. Income (loss) from continuing operations before the provision (benefit) for income taxes for the nine months ended December 31, 2006 and 2005 amounted to $3,140,000 and ($1,430,000), respectively.

                  PROVISION (BENEFIT) FOR INCOME TAXES. The provision (benefit) for federal, state and local income taxes for the three and nine months ended December 31, 2006 and 2005 were based upon the Company's estimated effective tax rate for the respective fiscal years.

                  INCOME (LOSS) FROM CONTINUING OPERATIONS. As a result of the items discussed above, income (loss) from continuing operations for the quarters ended December 31, 2006 and 2005 was $88,000 and ($303,000), respectively, and was $1,884,000 and ($922,000) for the nine months ended December 31, 2006 and 2005, respectively. Diluted earnings (loss) per share from continuing operations amounted to $.01 and $.26 for the three and nine months ended December 31, 2006, respectively, compared to ($.05) and ($.14) in the three and nine months ended December 31, 2005, respectively.

                  DISCONTINUED OPERATIONS. Loss from discontinued operations relating to the sale of MarketVision in May 2006 as well as the loss incurred on its disposal amounted to $50,000 and $127,000, respectively, on a net of tax basis for the nine months ended December 31, 2006. The loss on the disposal of MarketVision includes a tax provision of approximately $300,000 as a result of this sale with a corresponding reduction of the deferred tax asset on our balance sheet. Our existing net operating loss carryovers for both federal and state tax purposes will be used to absorb such liability. Prior year amounts have been reclassified to reflect results of operations for MarketVision for the three and nine months ended December 31, 2005 as discontinued operations. Diluted earnings per share from discontinued operations amounted to $.00 and $.01 for the quarters ended December 31, 2006 and 2005, respectively. For the nine months ended December 31, 2006 and 2005, diluted (loss) earnings per share from discontinued operations amounted to ($.02) and $.01, respectively.

                  NET INCOME (LOSS). As a result of the items discussed above, net income for the three and nine months ended December 31, 2006 was $88,000 and $1,707,000, respectively, compared to net losses of $249,000 and $830,000, for the three and nine months ended December 31, 2005. Diluted earnings (loss) per share amounted to $.01 and $.24 for the three and nine months ended December 31, 2006, respectively, compared to ($.04) and ($.13) in the three and nine months ended December 31, 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

                  Beginning with our fiscal year ended March 31, 2000, we have continuously experienced negative working capital. This deficit has generally resulted from our inability to generate sufficient cash and receivables from our programs to offset our current liabilities, which consist primarily of obligations to vendors and other accounts payables, deferred revenues and bank borrowings required to be paid within 12 months from the date of determination. We are continuing our efforts to increase revenues from our programs and reduce our expenses and borrowings, but to date these efforts have not been sufficiently successful. We have been able to operate during this extended period with negative working capital due primarily to bank financing made available to us, advance payments made to us on a regular basis by our largest customers, and to a lesser degree, equity infusions from private placements of our securities ($1 million in January 2000, and $1.63 million in January and February 2003), and stock option and warrant exercises.

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

                  Borrowings under the Credit Agreement are evidenced by promissory notes and are secured by all of our assets. We pay Signature Bank a quarterly fee equal to .25% per annum on the unused portion of the revolving credit line. Pursuant to the Amended and Restated Credit Agreement:

              o Principal payments on the term loan are made in equal monthly installments of $83,333, with the final payment due in March 2009.
              o The maturity date of loans made under the revolving credit line is March 24, 2008.
              o Interest charges on the revolving credit line and term loan accrues at Signature Bank's prime rate (8.25% at December 31, 2006) and its prime rate plus .50%, respectively.

                  The Credit Agreement provides for a number of affirmative and negative covenants, restrictions, limitations and other conditions including, among others, (i) limitations regarding the payment of cash dividends, (ii) restriction on the use of proceeds, (iii) prohibition on incurring a consolidated net loss, as defined in the Credit Agreement, in two consecutive fiscal quarters or any fiscal year, (iv) compliance with a defined senior debt leverage ratio and debt service ratio covenants, (v) limitation on annual capital expenditures, and (vi) maintenance of 15% of beneficially owned shares of our common stock by certain stockholders. Although we were in compliance with these financial covenants with respect to the period ended December 31, 2006, as a result of the restatement of our financial statements for the year ended March 31, 2006 as described above, Signature Bank's waiver granted on July 12, 2006 with respect to our failure to comply with these financial covenants at March 31, 2006 is no longer effective and an Event of Default exists under the Credit Agreement as a result thereof.

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

                  At December 31, 2006, we had cash and cash equivalents of $7,747,000, a working capital deficit of $2,094,000, outstanding bank loans of $2,250,000, an outstanding bank letter of credit of $450,000, and stockholders' equity of $10,681,000. In comparison, at March 31, 2006, we had cash and cash equivalents of $3,929,000, a working capital deficit of $6,589,000, outstanding bank loans of $3,000,000, an outstanding bank letter of credit of $500,000, $3,000,000 available for borrowing under the revolving credit line, and stockholders' equity of $8,576,000.

                  OPERATING ACTIVITIES. Net cash provided by operating activities was $3,238,000 for the nine months ended December 31, 2006. The net cash provided by operating activities was primarily attributable to our net income of $1.7 million for the period coupled with decreases in accounts receivable, unbilled contracts in progress and deferred contracts costs as well as a partial utilization of our existing deferred tax asset and other changes in working capital items. These increases were partially offset by decreases in deferred revenue and accounts payable.

                  INVESTING ACTIVITIES. For the nine months ended December 31, 2006, net cash provided by investing activities amounted to $881,000 as a result of the $1,100,000 proceeds from the sale of our 49% interest in MarketVision, offset by the purchase of fixed assets of $236,000. We do not expect to make material investments in fixed assets during the remainder of Fiscal 2007.

                  FINANCING ACTIVITIES. For the nine months ended December 31, 2006, net cash used by financing activities amounted to $301,000 resulting primarily from payments made on bank borrowings of $750,000 partially offset by the proceeds from the exercise of stock options of $454,000.

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

                  Please refer to the Company's 2006 Annual Report on Form 10-K/A for a discussion of the Company's critical accounting policies relating to revenue recognition, goodwill and other intangible assets and accounting for income taxes. Effective April 1, 2006, the Company changed its accounting policy regarding its method of revenue recognition for certain contracts in one of its subsidiaries from percentage of completion to completed contract. The Company believes that the completed contract method of revenue recognition for these contracts is the preferable method of accounting due to the short-term nature of such contracts. The impact of the change in accounting policy was not considered to be material as of and for the year ended March 31, 2006. During the three and nine months ended December 31, 2006, there were no other material changes to these policies.

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

                  Our management and our current independent auditors, Lazar Levine & Felix LLP, have discussed the material weaknesses described above with our Audit Committee. By implementing the following remedial measures, management intends to improve its internal control over financial reporting and to avoid future material misstatements of our financial statements. Prior to the end of the period covered by this Quarterly Report, we have implemented or are implementing the following measures:

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

                  An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, due to the material weaknesses described above, the Company's management, including our Chief Executive Officer and Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were ineffective, as of December 31, 2006, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses referred to above, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

CHANGES IN INTERNAL CONTROLS

                  There has not been any changes in our internal controls over financial reporting that occurred during our quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEMS 1, 2, 3, 4, AND 5.  NOT APPLICABLE

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

ITEM 6.  EXHIBITS

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