Form 10-K
period 2007-03-31
COACTIVE MARKETING GROUP INC
filed 2007-06-26
CIK 886475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                    FORM 10-K

 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to ________________


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


     Registrant's telephone number, including area code: (212) 660-3800


     Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of Each Exchange on Which Registered
  -------------------------            -----------------------------------------
        Common Stock,                        The NASDAQ Stock Market LLC
  $.001 Par Value Per Share

         Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of September 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $11,999,555.

As of June 15, 2007 there were 7,446,001 shares of Common Stock, $.001 par value, outstanding.

                       Documents Incorporated by Reference

            Document                        Part of 10-K into which incorporated
--------------------------------------      ------------------------------------
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

Item 1.  Business.
------   --------

Corporate Overview

         CoActive Marketing Group, Inc., through its wholly-owned subsidiaries Inmark Services LLC, Optimum Group LLC, U.S. Concepts LLC and Digital Intelligence Group LLC, is an integrated sales promotional and marketing services agency. We develop, manage and execute sales promotion programs at both national and local levels. Our programs help our clients effectively promote their goods and services directly to retailers and consumers and are intended to assist them in achieving maximum impact and return on their marketing investment. Our activities reinforce brand awareness, provide incentives to retailers to order and display our clients' products, and motivate consumers to purchase those products.

         Our services include experiential marketing, event marketing, interactive marketing, ethnic marketing, and all elements of consumer and trade promotion, and are marketed directly to our clients by our sales force operating out of offices located in New York, New York; Cincinnati, Ohio; Chicago, Illinois and San Francisco, California.

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

         U.S. Concepts provides experiential marketing and live consumer brand experiences, branded entertainment marketing and on-premise liquor promotion services. U.S. Concepts provides a "turnkey" approach for the development and execution of its programs which include online social networking sites, proprietary data capture at events, word of mouth and viral components, streaming content and retail promotional tie-ins.

         Through Optimum and Inmark, we provide various marketing and promotional services, including strategic planning, data analytics and segmentation, loyalty programs, online media and advertising, word of mouth and social networking, shopper marketing programs, visual communications and graphic design services. Optimum and Inmark also develop radio and television promotional programs for manufacturers of packaged goods. Marketing programs developed by Optimum and Inmark often include additional components, such as online sweepstakes and promotions, loyalty websites, viral marketing, text messaging, tie-ins to Customer Relationship Marketing ("CRM"), coupons and sweepstakes. In many instances where we are contracted to develop radio and television promotional programs, we also purchase the broadcast media and administer the program on behalf of our client. In media related programs, the programs frequently include the participation of retailers who are allocated a portion of the purchased media, at no cost, for their support of the promotion and prominent featuring of the manufacturer's products.

         Digital Intelligence provides digital business-to-business consulting, CRM programs and services, sales enablement, content and digital asset management, digital marketing and advertising services, interactive software development, and content creation.

What We Do

         We are a consumer experience company and provide those experiences across a wide variety of communications channels. We use data and analytics to target and drive insight to optimize our clients' marketing programs. Through the union of data, technology, creativity and a sophisticated marketing field force, we develop proprietary face to face experiences with the ability to drive those consumers into a relevant relationship with the brands we promote. Our programs are designed to increase sales to targeted consumers and retailers while enhancing brand image. In contrast with general advertising agencies, we provide specialized services with the goal of increasing sales of our client's products and services as a direct and verifiable consequence of our programs.

         Marrying our experiential and retail promotional capabilities through proprietary, multi-year shopper marketing and what we call `retail-tainment' has created a new line of business. Coupled with the development of proprietary technology and data capture, our strategy is to build a best in class data-driven, measurable, integrated marketing company that integrates experiential marketing, retail promotion, online marketing, CRM/Loyalty and media buying into a highly optimized marketing architecture that can compete against any marketing organization in the United States.

Experiential Marketing

         U.S. Concepts is among the nation's most awarded event, experiential, mobile and field marketing resources. U.S. Concepts' experiential programs include concerts, tours and festivals, sales driven sampling activities, demonstration programs and other events that introduce and promote our clients' brands, services and products. U.S. Concepts designs and executes brand experiences based on the philosophy that "continuous consumer contact drives brand growth." Our proprietary technology and data capture capabilities at events have evolved our business to include word of mouth and advocate marketing techniques.

Digital Marketing

         We see our digital capability as four lines of business: a) interactive marketing which includes advertising, marketing promotions and sweepstakes, b) social networking and word of mouth marketing - building brand extensions that allow consumers and advocates to participate in the brand, c) data analytics and segmentation - the ability to drive what we do through the collection of data across experiential, promotional and traditional marketing campaign execution, and d) business process enablement - the development of proprietary technology and applications that allow companies to drive efficiencies and optimize their marketing infrastructures.

Multi-Cultural Marketing

         Urban Concepts is our multi-cultural division focusing on African American and Latino consumers. Through our introduction of sophisticated on and offline segmentation, we have created a multicultural segmentation product that, coupled with a highly motivated and culturally diverse creative team, has opened the doors to Fortune 500 companies looking to grow their share across these underserved consumers.

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

         Promotional Magazine's 2006 Annual Report of the U.S. promotions industry reported promotional marketing spending of $342 billion in 2005, up 9% over 2004. This follows a reported 9% increase in promotional marketing spending in 2004 over 2003. The revenues in this segment consisted primarily of event marketing; premiums and incentives; direct mail; retail; sponsorship; coupons; specialty printing; licensing; fulfillment; agency revenues; interactive/online; games, contests and sweepstakes; and samplings. While promotional marketing spending has increased, profit margins in the industry have recently declined.

         Historically, most of the industry's revenues originate from specific assignments on a project-by-project basis from continuing client relationships. As the credibility and recognized value of integrated marketing and promotional services have increased, a number of clients are designating more promotion and related specialty marketing firms as their specific promotion agency of record, thereby establishing the designated agency as an exclusive promotion service supplier with regard to a particular niche area. Consistent with this trend, we have been formally designated as an agency of record or have similar long standing relationships with several of our clients. In an industry that has historically generated assignments on a project-by-project basis, agency of record relationships tend to provide a more secure client and revenue base.

Premier Client Roster

         Our principal clients are large manufacturers of packaged goods and other consumer products. Our client partners are actively engaged in promoting their products to both the consumer as well as trade partners, (i.e., retailers, distributors, etc.), and include, among others, Diageo North America, Inc., Fresh Express, Inc., Nintendo of America, Kikkoman International, Inc., Diageo-Guinness USA, Inc., Moet Hennessy, The Procter & Gamble Company, HBO, T-Mobile, Coty, Best Buy, Bayer HealthCare, LLC, Six Continent Hotels and Myspace.com. Our trade partners include Albertsons, Safeway, Kroger, Ralph's, Lowe's and FasMart.

         For our fiscal years ended March 31, 2007, 2006 and 2005, Diageo North America, Inc. ("Diageo") accounted for approximately 53%, 49% and 27%, respectively, of our revenues (inclusive of reimbursable program costs and expenses). For our fiscal year ended March 31, 2005, Schieffelin & Somerset Co. and its successor companies ("S&S") accounted for approximately 13% of our revenues (inclusive of reimbursable program costs and expenses). At March 31, 2007 and 2006, Diageo accounted for 64% and 44%, respectively, of our accounts receivable.

         To the extent that we continue to have a heavily weighted sales concentration with one or more clients, the loss of any such client would have a material adverse effect on our earnings. Unlike traditional general advertising firms which are engaged as agents of record on behalf of their clients, as a promotional company, we are typically engaged on a product-by-product, or project-by-project basis. However, as a result of both our agency of record designation and long standing relationships with certain of our clients, we believe this exposure is partially mitigated.

Backlog

         Excluding sales backlogs attributable to reimbursable costs and expenses, at March 31, 2007, our sales backlog amounted to approximately $9,750,000 compared to a sales backlog of approximately $23,900,000 at March 31, 2006. Sales backlog at March 31, 2007 and 2006 does not include sales backlog attributable to MarketVision, since we sold our 49% interest in MarketVision in May 2006. As described further below our revenue patterns are unpredictable and may vary significantly from period to period. Our backlog at any given point in time is similarly subject to fluctuation.

Competition

         The market for promotional services is highly competitive, with hundreds of companies claiming to provide various services in the promotions industry. In general, our competition is derived from two basic groups: other full service promotion agencies, and companies which specialize in providing one specific aspect of a general promotional program. Some of our competitors are affiliated with larger general advertising agencies, and have greater financial and marketing resources available than we do. These competitors include Wunderman and OgilvyActions, divisions of WPP Group, Arnold Brand Promotions, part of Havas, and Momentum, part of IPG. Niche independent competitors include Promoworks, Ryan Partnership and EPrize LLC.

Employees

         We currently have approximately 245 full-time and 4,300 part-time employees. Our part-time employees are primarily involved in marketing support, program management and in-store sampling and demonstration, and are employed on an as needed basis. None of our employees are represented by a labor organization and we consider our relationship with our employees to be good.

Item 1A. Risk Factors
-------  ------------

         Recent Losses. We sustained a net loss of approximately $711,000 in the fourth quarter of our fiscal year ended March 31, 2007, a net loss of approximately $1,802,000 for our fiscal year ended March 31, 2006, and a net loss of approximately $5,398,000 for our fiscal year ended March 31, 2004. These losses were due in part to the unpredictable revenue patterns associated with our business, as described below. There can be no assurances that we will be profitable in the future.

         Need for Additional Funding. On June 20, 2007, subsequent to the end of Fiscal 2007, we repaid our remaining obligations owed to our senior lender in the amount of $1,762,000, which consisted solely of amounts due under a term loan. At the time of the pay-off, we had been in default of certain bank loan covenants. We are currently in discussions with several lending institutions to obtain revolving credit financing for working capital purposes. However, there can be no assurance that funding will be available to us at the time it is needed or in the amount necessary to satisfy our needs, or, that if funds are made available, that they will be available on terms that are favorable to us. If we are unable to secure financing when needed, our business may be materially and adversely affected, and we may be required to cease all or a substantial portion of our operations. If we issue additional shares of common stock or securities convertible into common stock in order to secure additional funding, current stockholders may experience dilution of their ownership. In the event we issue securities or instruments other than common stock, we may be required to issue such instruments with greater rights than those currently possessed by holders of common stock.

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

         Dependence on Key Personnel. Our business is managed by a limited number of key management and operating personnel. The loss of any one of those persons could have a material adverse impact on our business. In addition, our agreement with Diageo, our largest client, requires us to obtain approval from Diageo prior to replacing Brian Murphy, the Company's Vice Chairman. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel.

         Customers. A substantial portion of our sales has been dependent on one client or a limited concentration of clients. In particular, Diageo accounted for approximately 53% and 49% of our revenues for our fiscal years ended March 31, 2007 and 2006, and Diageo accounted for 64% of our accounts receivable at March 31, 2007. To the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise if Diageo or any other significant client reduces its budget allocated to the services we provide.

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

         Control by Executive Officers and Directors. Our executive officers and directors collectively beneficially own approximately 18% of our voting stock and, in effect, have the power to influence strongly the outcome of all matters requiring stockholder approval, including the election or removal of directors and the approval of significant corporate transactions. Such voting power could also delay or prevent a change in control transaction in which our stockholders could otherwise dispose of their shares of our Common Stock at a substantial premium to its publicly traded share price.

Item 1B. Unresolved SEC Comments
-------  -----------------------

         None.

Item 2.  Properties.
------   ----------

We have the following leased facilities:

                                                                 Square        Fiscal
Facility                            Location                      Feet        2007 Rent
--------------------------------    -------------------------    -------      ----------
Principal office of CoActive and
principal and sales office of
U.S. Concepts and Inmark            New York, New York            33,400       $848,000

Principal and sales office of
Optimum (1)                         Cincinnati, Ohio              17,000       $173,000

Other sales offices and
warehouses of Inmark, Optimum
and U. S. Concepts                  Chicago, Illinois             10,400
                                    Miami, Florida                 1,300
                                    San Francisco, California        800
                                                                  ------
                                    Total                         12,500       $138,000
                                                                  ------

In addition to the above, from time to time we enter into short-term warehouse leases for the storage of promotional materials that we use in connection with our programs.

(1) The Company leases this facility from Thomas Lachenman, a former director of the Company and the former owner of Optimum Group, Inc. This lease expires in December 2010.

         With the exception of the principal office leases in Cincinnati, Ohio, and New York, New York, which at March 31, 2007 have remaining terms of approximately four years and eight years, respectively, each of our other facility leases are short term and renew annually. For a summary of our minimum rental commitments under all non-cancelable operating leases with a maturity date in excess of one year as of March 31, 2007, see Note 6 to the Notes to the Consolidated Financial Statements.

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

                                Common Stock
                           ---------------------
                            High            Low
                           ------         ------
Fiscal Year 2007
----------------
First Quarter              $ 2.19         $ 1.40
Second Quarter               2.23           1.54
Third Quarter                2.19           1.49
Fourth Quarter               1.99           1.53

Fiscal Year 2006
----------------
First Quarter                3.73           2.71
Second Quarter               3.54           2.72
Third Quarter                3.05           2.20
Fourth Quarter               2.88           2.05


         On June 15, 2007, there were 7,446,001 shares of our Common Stock outstanding, approximately 56 shareholders of record and approximately 800 beneficial owners of shares held by a number of financial institutions.

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

Equity Compensation Plan Information

         The following table sets forth information with respect to equity compensation plans (including individual compensation arrangements) of the Company as of March 31, 2007.

                             (a)                              (b)                         (c)
                                                                                 Number of securities
                             Number of securities                                remaining available for
                             to be issued upon          Weighted average         future issuance under
                             exercise of outstanding    exercise price of        equity compensation plans
                             options, warrants          outstanding options,     (excluding securities
Plan category                and rights                 warrants and rights      reflected in column (a))
-------------------          --------------------       --------------------     -----------------------
Equity compensation
plans approved by
security holders(1)                   751,875                  $3.07                      296,250

Equity compensation
plans not approved
by security holders(2)                 81,533                  $3.68                           --
                             --------------------       --------------------     -----------------------

      Total                           833,408                  $2.69                      296,250
                             ====================       ====================     =======================

(1) Includes options to purchase 467,500 shares of Common Stock granted under our 2002 Long-Term Incentive Plan, options to purchase 250,000 shares Common Stock granted under our 1997 Executive Officer Stock Option Plan and options to purchase 34,375 shares of Common Stock granted under our 1992 Stock Option Plan.

(2) Consists of warrants to purchase shares of Common Stock issued in 1997 to two persons, one of whom is a director of ours, in connection with our entry into a financial advisory services agreement.

Item 6.  Selected Financial Data.
------   -----------------------

         The selected financial data reported below has been derived from our audited financial statements for each fiscal year ended March 31 within the five year period ended March 31, 2007. The selected financial data reported below should be read in conjunction with the consolidated financial statements and related notes thereto and other financial information appearing elsewhere herein.


                                                   Year Ended      Year Ended      Year Ended      Year Ended     Year Ended
                                                    March 31,       March 31,       March 31,       March 31,      March 31,
                                                      2007            2006            2005            2004            2003
                                                  ------------    ------------    ------------    ------------    ------------
Statement of Operations Data:

Sales                                             $ 95,879,958    $ 83,303,940    $ 72,240,980    $ 64,537,416    $ 59,956,204
Operating Expenses                                  93,893,287      85,983,645      70,791,402      69,354,810      64,481,104
Operating Income (Loss)                              1,986,671      (2,679,705)      1,449,578      (4,817,394)     (4,524,900)
Income (Loss) from Continuing Operations
   before Provision (Benefit) for Income
   Taxes, Equity in Loss of Affiliate,
   and Cumulative Effect of
   Change in Accounting Principle                    1,744,887      (2,917,030)      1,196,792      (5,077,709)     (4,563,021)
Provision (Benefit) for Income Taxes                   572,012      (1,040,612)        618,547      (1,768,067)     (1,749,863)
Equity in Loss of Affiliate                                 --              --              --              --         (11,500)
Income (Loss) from Continuing Operations             1,172,875      (1,876,418)        578,245      (3,309,642)     (2,824,658)
(Loss) Income from Discontinued Operations            (176,824)         74,803         474,786          94,100              --
Net Income (Loss) before Cumulative Effect
   of Change in Accounting Principle for
   Revenue Recognition                                 996,051      (1,801,615)      1,053,031      (3,215,542)     (2,824,658)
Cumulative Effect of Change in Accounting
   Principle for Revenue Recognition,
   Net of Income Taxes (1)                                  --              --              --      (2,182,814)             --
Net Income (Loss)                                      996,051      (1,801,615)      1,053,031      (5,398,356)     (2,824,658)
Basic Earnings (Loss) per Share:
   Income (Loss) from Continuing Operations       $        .17    $       (.29)   $        .10    $       (.58)   $       (.56)
   Income (Loss) from Discontinued Operations     $       (.02)   $        .01    $        .08    $        .02              --
   Net Income (Loss) before Cumulative Effect
      of Change in Accounting Principle for
      Revenue Recognition                         $        .15    $       (.28)   $        .18    $       (.56)   $       (.56)
   Cumulative Effect of Change in Accounting
      Principle for Revenue Recognition,
      Net of Income Taxes                         $         --    $         --    $         --    $       (.38)   $         --
   Net Income (Loss)                              $        .15    $       (.28)   $        .18    $       (.95)   $       (.56)
Diluted Earnings (Loss) per Share::

   Income (Loss) from Continuing Operations       $        .16    $       (.29)   $        .09    $       (.58)   $       (.56)
   Income (Loss) from Discontinued Operations     $       (.02)   $        .01    $        .07    $        .02    $         --
   Net Income (Loss) before Cumulative Effect
      of Change in Accounting Principle for
      Revenue Recognition                         $        .14    $       (.28)   $        .16    $       (.56)   $       (.56)
   Cumulative Effect of Change in Accounting
      Principle for Revenue Recognition, Net
      of Income Taxes                             $         --    $         --    $         --    $       (.38)   $         --
   Net Income (Loss)                              $        .14    $       (.28)   $        .16    $       (.95)   $       (.56)
Pro Forma Amounts Assuming the Change in
   Accounting Principle for Revenue Recognition
   is Applied Retroactively:

      Net Loss                                              --              --              --              --      (4,373,061)
      Net Loss per Common Share:
            Basic                                           --              --              --              --    $       (.87)
            Diluted                                         --              --              --              --    $       (.87)


                                                    March 31,       March 31,       March 31,       March 31,      March 31,
                                                      2007            2006            2005            2004            2003
                                                  ------------    ------------    ------------    ------------    ------------
Balance Sheet Data:

Working Capital Deficiency                        $ (3,316,364)   $ (6,589,464)   $ (1,661,928)   $ (5,177,749)   $   (718,147)
Total Assets                                        42,141,382      42,713,166      35,086,751      33,752,521      33,420,912
Current Debt                                         2,000,000       3,000,000       1,000,000       1,875,000       1,375,000
Long-Term Debt                                              --              --       3,584,500       3,534,500       4,500,000
Total Liabilities                                   32,084,946      34,137,004      25,310,524      25,825,502      22,197,818
Stockholders' Equity                                10,056,436       8,576,162       9,776,227       7,927,019      11,223,094


(1) For the year ended March 31, 2004, the cumulative effect of change in accounting principle for revenue recognition is a one-time non-cash charge relating to the Company's adoption of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21") issued in May 2003. The Company adopted the provisions of EITF 00-21 effective April 1, 2003, the beginning of the Company's fiscal year ended March 31, 2004. EITF 00-21 provides guidance related to revenue recognition with respect to contracts with multiple revenue generating activities. The impact of the Company's adoption of EITF 00-21 was to defer revenue recognition and the related expense for certain portions of revenue and expense previously recognized by the Company under its project arrangements with its clients into future accounting periods.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations.
         -------------

Forward Looking Statements.

         This report contains forward-looking statements which we believe to be within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of management as well as assumptions made by and information currently available to our management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from our expectations include but are not limited to those described above in "Risk Factors." Other factors may be described from time to time in our public filings with the Securities and Exchange Commission, news releases and other communications. The forward-looking statements contained in this report speak only as of the date hereof. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

         In Fiscal 2007, our business of serving clients with events, experiential and direct customer marketing has continued to strengthen as evidenced by the year over year improvement in revenue growth and improved profitability through March 31, 2007. We realized net income of $996,000 as compared to a net loss of $1,802,000 in Fiscal 2006. Sales and profitability from each of our major units met our expectations.

         In our fourth quarter of Fiscal 2007, we realized a net loss of $711,000, resulting principally from the following factors: the addition of senior talent to win and support new clients in advance of a ramp up in revenue; severance expense and other employee termination costs of $740,000 as we attempt to further align our staffing costs to match expected revenues, and $519,000 in professional fees caused by the restatement of our prior years' financial statements.

         During our fiscal year ended March 31, 2006, and in our first fiscal quarter of fiscal 2007 until May 22, 2006, we provided marketing services targeting the Hispanic community through MarketVision, an affiliate of ours of which we owned 49%. On May 22, 2006, we sold our 49% interest in MarketVision for $1,100,000 in cash. Accordingly, the results of MarketVision for the period from April 1, 2006 to May 22, 2006 and the years ended March 31, 2006 and 2005 have been reclassified to discontinued operations. Following that sale, we continue to provide services targeting Hispanic, as well as African American and urban consumers, through our launched Urban Concepts division.

         The following information should be read together with the consolidated financial statements and notes thereto included elsewhere herein.

Restatement

         On May 21, 2007, we filed with the SEC an amended 10-K and 10-Q covering the consolidated financial statements as of and for the fiscal years ended March 31, 2006, 2005 and 2004, and the fiscal quarter ended June 30, 2006. These financial statements were restated as a result of management's determination that we had incorrectly applied revenue recognition policies to a particular promotional program, resulting in the premature recording of approximately $1,137,000 of revenues and approximately $71,000 of related operating expenses during the year ended March 31, 2006. As to the current fiscal year, this error resulted in an understatement of revenues by approximately $524,000 and an overstatement of operating expenses by approximately $398,000 in the three months ended June 30, 2006. In addition, we had failed to pay and accrue sales and use taxes due to State taxing authorities during the years ended March 31, 2006, 2005 and 2004, the periods for which such taxes were due. Our failure to properly accrue sales and use tax liabilities resulted in an understatement of operating and interest expenses of approximately $257,000 and $164,000 for the years ended March 31, 2006 and 2005 respectively, and an understatement of revenues of approximately $39,000 in the year ended March 31, 2006 relating to reimbursable expenses for sales and use taxes. As to the current fiscal year, this error resulted in an overstatement of expenses of approximately $252,000 in the three months ended June 30, 2006. In the aggregate, the restatement for these errors reduced our net income or increased our net loss, as applicable, as originally reported for the fiscal years ended March 31, 2006 and 2005, by approximately $770,000 ($.12 per diluted share) and $99,000 ($.02 per diluted share), respectively. The restatement for these errors increased our net income as originally reported for the quarter ended June 30, 2006 by approximately $704,000 ($.10 per diluted share).

         After reviewing the circumstances leading up to the restatements, management believes that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, we implemented procedures intended to strengthen our internal control processes and prevent a recurrence of future errors of this nature.

Significant Customers

         For the fiscal years ended March 31, 2007, 2006 and 2005, Diageo accounted for approximately 53%, 49% and 27%, respectively, of our revenues (inclusive of reimbursable program costs and expenses). For the fiscal year ended March 31, 2005, S&S accounted for approximately 13% of our revenues (inclusive of reimbursable program costs and expenses). At March 31, 2007 and 2006, Diageo accounted for 64% and 44%, respectively, of our accounts receivable.

         To the extent our sales are dependent on one client or a limited concentration of clients, and such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise should such client or clients reduce their budgets allocated to our activities.

Critical Accounting Policies

         Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe the following represent our critical accounting policies:

Estimates and Assumptions

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting period. Estimates are made when accounting for revenue (as discussed below under "Revenue Recognition"), depreciation, amortization, bad debt reserves, income taxes and certain other contingencies. We are subject to risks and uncertainties that may cause actual results to vary from estimates. We review all significant estimates affecting the financial statements on a recurring basis and record the effects of any adjustments when necessary.

Revenue Recognition

         Our revenues are generated from projects subject to contracts requiring us to provide services within specified time periods generally ranging up to twelve months. As a result, on any given date, we have projects in process at various stages of completion. Depending on the nature of the contract, revenue is recognized as follows: (i) on time and material service contracts, revenue is recognized as services are rendered and the costs are incurred; (ii) on fixed price retainer contracts, revenue is recognized on a straight-line basis over the term of the contract; (iii) on fixed price multiple services contracts, revenue is recognized over the term of the contract for the fair value of segments of the services rendered which qualify as separate activities or delivered units of service; to the extent multi-service arrangements are deemed inseparable, revenue on these contracts is recognized as the contracts are completed; (iv) on certain fixed price contracts, revenue is recognized on a percentage of completion basis, whereby the percentage of completion is determined by relating the actual cost of labor performed to date to the estimated total cost of labor for each contract; (v) on certain fixed price contracts, revenue is recognized on the basis of proportional performance as certain key milestones are delivered. Costs associated with the fulfillment of projects are accrued and recognized proportionately to the related revenue in order to ensure a matching of revenue and expenses in the proper period. Our business is such that progress towards completing projects may vary considerably from quarter to quarter.

         If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time to satisfy our obligations under the contracts, then future profit margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Our outside production costs consist primarily of costs to purchase media and program merchandise; costs of production; merchandise warehousing and distribution; third party contract fulfillment costs; and other costs directly related to marketing programs.

         In many instances, revenue recognition will not result in related billings throughout the duration of a contract due to timing differences between the contracted billing schedule and the time such revenue is recognized. In such instances, when revenue is recognized in an amount in excess of the contracted billing amount, we record such excess on our balance sheet as unbilled contracts in progress. Alternatively, on a scheduled billing date, should the billing amount exceed the amount of revenue recognized, we record such excess on our balance sheet as deferred revenue. In addition, on contracts where costs are incurred prior to the time revenue is recognized on such contracts, we record such costs as deferred contract costs on our balance sheet. Notwithstanding this, labor costs for permanent employees are expensed as incurred.

         Effective April 1, 2006, we changed our accounting policy regarding our method of revenue recognition for certain contracts in one of our subsidiaries from percentage of completion to completed contract. We believe that the completed contract method of revenue recognition for these contracts is the preferable method of accounting due to the short-term nature of such contracts. The impact of the change in accounting policy was not considered to be material as of and for the year ended March 31, 2006.

Goodwill and Other Intangible Asset

         Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of our subsidiary companies, Inmark, Optimum, U.S. Concepts, and Digital Intelligence, which have been identified as our reporting units. We also have an intangible asset consisting of an Internet domain name and related intellectual property rights. At each of March 31, 2007 and 2006, our balance sheet reflected goodwill in the amount of approximately $7,357,000 and an intangible asset in the amount of $200,000.

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

         As a result of our annual test to determine whether goodwill has been impaired, we concluded that at March 31, 2006, the carrying value of the goodwill associated with one of our reporting units, Optimum, was greater than its fair value. As a result, we recorded a non-cash pre-tax charge of approximately $626,000 for the year ended March 31, 2006 (net after tax in the amount of $382,000) to reflect such impairment and reduce the carrying value of the goodwill associated with Optimum.

         In reviewing the carrying value of our goodwill at December 31, 2005, for the purpose of determining if there was any impairment in goodwill, we concluded that in prior periods a portion of the intercompany amounts due from one of our reporting units, Optimum, previously considered as working capital should have been considered as part of Optimum's carrying value for impairment valuation purposes. As a result, we recorded non-cash pre-tax charges of $4,131,000 and $7,537,000 for the years ended March 31, 2004 and 2003, respectively (net after tax in the amount of $2,520,000 and $4,598,000, respectively), to reflect such impairments and reduce the carrying value of goodwill associated with Optimum, and restated our financial statements for those years.

         Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. During the year ended March 31, 2007, we have not identified any indication of goodwill impairment in our reporting units.

Accounting for Income Taxes

         Our ability to recover the reported amounts of the deferred income tax asset is dependent upon our ability to generate sufficient taxable income during the periods over which net temporary tax differences become deductible. In assessing the realizability of deferred tax assets and liabilities, management considers whether it is more likely than not that some or all of them will not be realized. As of March 31, 2007 and 2006, we determined that a valuation allowance against our deferred tax asset was not necessary. We must generate approximately $14,308,000 of taxable income, exclusive of any reversals of timing differences, to fully utilize our deferred tax asset. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

Results of Operations

         The following table presents the reported operating results for the fiscal years ended March 31, 2007, 2006 and 2005:

                                                              Year Ended March 31,
                                                 --------------------------------------------
                                                     2007            2006            2005
                                                 ------------    ------------    ------------
Operations Data:
Sales                                            $ 95,879,958    $ 83,303,940    $ 72,240,980
Reimbursable program costs and expenses            39,887,502      30,179,815      23,140,992
Outside production and other program expenses      20,983,235      24,023,753      18,876,477
                                                 ------------    ------------    ------------
Operating revenue                                  35,009,221      29,100,372      30,223,511
Compensation expense                               23,121,391      20,781,128      19,924,849
General and administrative expenses                 9,901,159      10,373,340       8,849,084
Impairment charge                                          --         625,609              --
                                                 ------------    ------------    ------------
Operating income (loss)                             1,986,671      (2,679,705)      1,449,578
Interest expense, net                                 (35,070)       (237,325)       (252,786)
Other expense, net                                   (206,714)             --              --
                                                 ------------    ------------    ------------
Income (loss) from continuing operations
   before provision (benefit) for income taxes      1,744,887      (2,917,030)      1,196,792
Provision (benefit) for income taxes                  572,012      (1,040,612)        618,547
(Loss) income from discontinued operations           (176,824)         74,803         474,786
                                                 ------------    ------------    ------------
Net income (loss)                                     996,051      (1,801,615)      1,053,031
                                                 ============    ============    ============

Per Share Data:
Basic earnings (loss) per share:
   Income (loss) from continuing operations      $        .17    $       (.29)   $        .10
   Income (loss) from discontinued operations    $       (.02)   $         01    $        .08
   Net income (loss) per share                   $        .15    $       (.28)   $        .18

Diluted earnings (loss) per share:
   Income (loss) from continuing operations      $        .16    $       (.29)   $        .09
   Income (loss) from discontinued operations    $       (.02)   $        .01    $        .07
   Net income (loss) per share                   $        .14    $       (.28)   $        .16

Weighted Average Shares Outstanding:
Basic                                               6,837,533       6,452,847       6,004,948
Diluted                                             7,283,742       6,452,847       6,391,435

         The following table presents operating data expressed as a percentage of sales for each of the fiscal years ended March 31, 2007, 2006 and 2005, respectively:

                                                              Year Ended March 31,
                                                 --------------------------------------------
                                                     2007            2006            2005
                                                 ------------    ------------    ------------
Statement of Operations Data:
Sales, net of reimbursable program costs and
   expenses                                             100.0%          100.0%          100.0%
Outside production and other program expenses            37.5%           45.2%           38.4%
Compensation expense                                     41.3%           39.1%           40.6%
General and administrative expenses                      17.7%           19.5%           18.0%
Impairment charge                                          --             1.2%             --
Operating income (loss)                                   3.5%           (5.0%)           3.0%
Interest expense, net                                    (0.1%)          (0.4%)          (0.5%)
Other expense, net                                       (0.4%)            --              --
Income (loss) from continuing operations
   before provision (benefit) for income taxes            3.1%           (5.5%)           2.4%
Provision (benefit) for income taxes                      1.0%           (2.0%)           1.3%
Income (loss) from continuing operations                  2.1%           (3.5%)           1.2%
(Loss) income from discontinued operations               (0.3%)           0.1%            1.0%
Net income (loss)                                         1.8%           (3.4%)           2.1%

Fiscal Year 2007 Compared to Fiscal Year 2006

         Sales. Sales for Fiscal 2007 were $95,880,000, compared to sales of $83,304,000 for Fiscal 2006, an increase of $12,576,000, or 15%. Included in sales are reimbursable program costs and expenses, which amounted to $39,888,000 for the year ended March 31, 2007 as compared to $30,180,000 for the year ended March 31, 2006, an increase of $9,708,000, or 32%.

         The net increase in our revenues for Fiscal 2007 was positively affected by the continued growth of sales to our existing clients as well as to new ones. In particular, we executed several large partner co-marketing programs, one of which was a significant marketing project that integrated both experiential and sales promotion elements. This program generated approximately $6.1 million of revenues for the fiscal year ended March 31, 2007.

         The increases in revenues from experiential programs, sales promotion marketing programs and interactive marketing programs were partially offset by decreased revenues from our media promotional programs. Lower media program revenues reflect a continuing industry trend of clients purchasing media from large advertising agencies.

         In the delivery of certain services to our clients, we purchase a variety of items and services on their behalf for which we are reimbursed on a dollar for dollar basis. The amount of these reimbursable program costs and expenses, which are included in revenues as well as expenses, will vary from period to period, based on the type and scope of the promotional service being provided. The increase in reimbursable program costs and expenses in Fiscal 2007 was primarily due to increased programs executed for both experiential and sales promotion clients.

         Operating Revenue. We believe "Operating Revenue" is a key performance indicator. Operating Revenue is defined as our sales less reimbursable program costs and expenses and outside production and other program expenses. Operating Revenue is the net amount derived from sales to customers which we believe is available to fund our compensation and general and administrative expenses, debt service and capital expenditures. For the Fiscal years 2007 and 2006, Operating Revenue amounted to $35,009,000 and $29,100,000, respectively. Operating Revenue for Fiscal 2007 increased by 20% compared to Fiscal 2006.

The following table presents a comparative summary of the calculation of operating revenue for the Fiscal years 2007 and 2006:

Operating Revenue                               2007            2006
-----------------                           ------------    ------------
Sales                                       $ 95,879,958    $ 83,303,940
Reimbursable program costs and expenses       39,887,502      30,179,815
Outside production and other program
  expenses                                    20,983,235      24,023,753
                                            ------------    ------------
  Operating Revenue                         $ 35,009,221    $ 29,100,372
                                            ============    ============

         Operating Expenses. Operating expenses for Fiscal 2007 increased by $7,910,000, or 9%, and amounted to $93,893,000, compared to $85,984,000 for
Fiscal 2006. The increase in operating expenses resulted from the aggregate of the following:

         Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses for Fiscal 2007 and 2006 were $39,888,000 and $30,180,000, respectively. The increase in reimbursable program costs and expenses of approximately $9,708,000, or 32%, in Fiscal 2007 was primarily due to increased experiential and sales promotion programs.

         Outside Production and Other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production costs for Fiscal 2007 were $20,983,000 compared to $24,024,000 for Fiscal 2006, a decrease of $3,041,000, or 13%. The weighted mix of outside production costs and the mark-up related to these cost components may vary significantly from project to project based on the type and scope of the service being provided.

         Compensation Expense: Compensation expense, exclusive of reimbursable program costs, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For Fiscal 2007, compensation expense was $23,121,000, compared to $20,781,000 for Fiscal 2006, an increase of $2,340,000, or 11%. This increase reflects the additional costs associated with the growth of experiential marketing programs, partially offset by lower sales promotion and interactive marketing compensation costs. Compensation expense in Fiscal 2007 included non-recurring severance and other employee termination costs of approximately $842,000, including a charge of approximately $330,000 relating to the resignation of our former chief executive officer. In addition, compensation expense in Fiscal 2007 included a charge of $293,000 related to compensation expense for employee stock based compensation awards. We continue to focus on aligning our staffing costs to match expected revenues and are investing resources in areas that we believe will generate increased profitability.

         General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees, charges for doubtful accounts and other overhead expenses. For Fiscal 2007, general and administrative costs were $9,901,000, compared to $10,373,000 for Fiscal 2006, a decrease of $472,000, or 5%. Included in general and administrative expenses in Fiscal 2006 are approximately $819,000 of costs associated with the termination of our Great Neck, New York office lease and termination costs with respect to such lease that were not repeated in Fiscal 2007. Such costs consisted of regular lease payments for the period during Fiscal 2006 that we occupied those offices, a lease termination fee in the amount of $520,000 and property tax. Also included in Fiscal 2006 is $218,000 of costs associated with the write off in the fourth quarter of Fiscal 2006 of projected future client reimbursements. Further reflected in the decreases realized in general and administrative costs are our continued efforts to reduce fixed overhead costs and maximize the scalability of such costs. Offsetting such decreases are increased professional fees caused by the restatement of our financial statements.

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

         Interest Expense, Net. Net interest expense for Fiscal 2007 amounted to $35,000, a decrease of $202,000, compared to net interest expense of $237,000 for Fiscal 2006. Interest expense consists primarily of interest on our outstanding bank debt and is tied to the bank's prime rate in effect. Interest income consists primarily of interest on our money market and CD accounts. The reduction in net interest expense in Fiscal 2007 as compared to Fiscal 2006 was primarily a result of both increased interest income earned resulting from higher bank balances outstanding during Fiscal 2007, and reduced interest expense on lower bank debt outstanding.

         Other Expense, Net. Other expense, net for the year ended March 31, 2007 amounted to $207,000 and consisted of a charge of approximately $306,000 in connection with the provision for the uncollectible portion of a note receivable from an officer. Such expense was offset by $57,000 in proceeds from the sale of certain Internet domain names which were not being utilized by the Company as well as $42,000 of insurance policy proceeds. We had no other expense in Fiscal 2006.

         Income (Loss) from Continuing Operations before Provision (Benefit) for Income Taxes. Income (loss) before provision (benefit) for income taxes for Fiscal 2007 was $1,745,000, compared to a loss of ($2,917,000) for Fiscal 2006.

         Provision (Benefit) For Income Taxes. The provision (benefit) for federal, state and local income taxes for Fiscal 2007 and Fiscal 2006 were based upon our effective tax rate for the respective fiscal years.

         Income (Loss) from Continuing Operations. As a result of the items discussed above, income (loss) from continuing operations for the years ended March 31, 2007 and 2006 was $1,173,000 and ($1,876,000), respectively. Diluted earnings (loss) per share from continuing operations amounted to $.16 and ($.29) for the years ended March 31, 2007 and 2006, respectively.

         Discontinued Operations. Loss from discontinued operations relating to the sale of MarketVision in May 2006 as well as the loss incurred on its disposal amounted to $50,000 and $127,000, respectively, on a net of tax basis for the year ended March 31, 2007. The loss on the disposal of MarketVision includes a tax provision of approximately $302,000 as a result of this sale with a corresponding reduction of the deferred tax asset on our balance sheet. Our existing net operating loss carryovers for both federal and state tax purposes will be used to absorb such liability. Prior year amounts have been reclassified to reflect results of operations for MarketVision for the years ended March 31, 2006 and 2005 as discontinued operations. Diluted (loss) earnings per share from discontinued operations amounted to ($.02) and $.01 for the years ended March 31, 2007 and 2006, respectively.

         Net Income (Loss). As a result of the items discussed above, net income
(loss) for Fiscal 2007 and 2006 was $996,000 and ($1,802,000), respectively. Fully diluted earnings (loss) per share amounted to $.14 for Fiscal 2007, compared to ($.28) for Fiscal 2006.

Fiscal Year 2006 Compared to Fiscal Year 2005

         Sales. Sales for Fiscal 2006 were $83,304,000, compared to sales of $72,241,000 for Fiscal 2005, an increase of $11,063,000, or 15%. Included in sales are reimbursable program costs and expenses, which amounted to $30,180,000 for the year ended March 31, 2006 as compared to $23,141,000 for the year ended March 31, 2005, an increase of $7,039,000, or 30%.

         Revenues were positively affected by the continued growth of sales to our existing clients. The net increase in our sales for Fiscal 2006 reflects higher sales from experiential programs and sales promotion marketing programs. In addition, while revenues from interactive marketing programs increased, the increase was largely due to revenues associated with outside production costs that we pass on to our customers at low mark-ups. The increases in revenues from experiential programs, sales promotion marketing programs and interactive marketing programs were partially offset by decreased revenues from our media promotional programs. Lower media program revenues reflect a continuing industry trend of clients purchasing media from large advertising agencies.

         Operating Expenses. Operating expenses for Fiscal 2006 increased by $15,193,000, or 21%, and amounted to $85,984,000, compared to $70,791,000 for
Fiscal 2005. The increase in operating expenses resulted from the aggregate of the following:

         Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses for Fiscal 2006 and 2005 were $30,180,000 and $23,141,000, respectively. The increase in reimbursable program costs and expenses of approximately $7,039,000, or 30%, in Fiscal 2006 was primarily due to experiential and sales promotion programs. Such programs often include reimbursed costs and expense components.

         Outside Production and Other Program Expenses. Outside production costs for Fiscal 2006 were $24,024,000 compared to $18,876,000 for Fiscal 2005, an increase of $5,148,000, or 27%. Outside production costs and expenses increased in Fiscal 2006 primarily as a result of increased revenues we earned for experiential, interactive and sales promotion programs.

         Compensation Expense. For Fiscal 2006, compensation expense was $20,781,000, compared to $19,925,000 for Fiscal 2005, an increase of $856,000, or 4%. The increase was primarily attributable to the launch of our Urban Concept division, and severance and other employee termination costs of approximately $300,000.

         General and Administrative Expenses. General and administrative expenses for Fiscal 2006 were $10,373,000, compared to $8,849,000 for Fiscal 2005, an increase of $1,524,000, or 17%. The increase in these expenses was primarily the result of $542,000 of costs associated with the termination of our Great Neck, New York office lease, $218,000 of costs associated with the write off in the fourth quarter of Fiscal 2006 of projected future client rent reimbursements, increased marketing and creative expenses, professional fees, as well as other general and administrative expenses. Lastly, during Fiscal 2006, due to the uncertainty regarding the collectability of certain receivables, we recorded an additional bad debt reserve of approximately $272,000.

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

         Operating (Loss) Income. As a result of the above changes, our operating loss for Fiscal 2006 amounted to $2,680,000 as compared to operating income of $1,450,000 for Fiscal 2005.

         Interest Expense, Net. For Fiscal 2006, net interest expense of $237,000 consisted of interest expense of $296,000 offset by interest income of $59,000. For Fiscal 2005, net interest expense amounted to $253,000, consisting of interest expense of $302,000 offset by interest income of $49,000, for Fiscal 2005. Interest expense consists primarily of interest on our outstanding bank debt. Interest income in Fiscal 2006 and 2005 consisted primarily of interest on our note receivable from an officer. Interest charges on the bank debt and interest income on the note receivable are computed based on the prime interest rate in effect. While our average bank debt decreased in Fiscal 2006 as compared to the prior year, rising interest rates in Fiscal 2006 substantially offset the effect of this decrease on our interest expense.

         (Loss) Income from Continuing Operations Before (Benefit) Provision for Income Taxes. Our (loss) income from continuing operations before (benefit) provision for income taxes for Fiscal 2006 was ($2,917,000), compared to income of $1,197,000 for Fiscal 2005.

         (Benefit) Provision For Income Taxes. The (benefit) provision for federal, state and local income taxes for Fiscal 2006 and Fiscal 2005 were based upon our effective tax rate for the respective fiscal years.

         (Loss) Income from Continuing Operations. As a result of the items discussed above, (loss) income from continuing operations for Fiscal 2006 was ($1,876,000), compared to income of $578,000 for Fiscal 2005.

         Discontinued Operations. Income from discontinued operations relating to MarketVision (sold in May 2006) amounted to $75,000 and $475,000 on a net of tax basis for the years ended March 31, 2006 and 2005, respectively.

         Net (Loss) Income. As a result of the items discussed above, net (loss) income for Fiscal 2006 and 2005 was ($1,802,000) and $1,053,000, respectively. Fully diluted (loss) earnings per share amounted to ($.28) for Fiscal 2006, compared to $.16 for Fiscal 2005.

Liquidity and Capital Resources

         Beginning with our fiscal year ended March 31, 2000, we have continuously experienced negative working capital. This deficit has generally resulted from our inability to generate sufficient cash and receivables from our programs to offset our current liabilities, which consist primarily of obligations to vendors and other accounts payables, deferred revenues and bank borrowings required to be paid within 12 months from the date of determination. We are continuing our efforts to increase revenues from our programs and reduce our expenses and borrowings, but to date these efforts have not been sufficiently successful. We have been able to operate during this extended period with negative working capital due primarily to advance payments made to us on a regular basis by our largest customers, bank financing made available to us, and to a lesser degree, equity infusions from private placements of our securities ($1 million in January 2000, and $1.63 million in January and February 2003), and stock option and warrant exercises.

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

         On June 20, 2007, subsequent to the end of Fiscal 2007, we repaid the remaining obligations owed to our senior lender in the amount of $1,762,000. Although we believe cash currently on hand together with cash expected to be generated from operations will be sufficient to fund our operations through the end of Fiscal 2008, we are currently in discussions with several lending institutions to obtain revolving credit financing for working capital purposes to fund our operations if we do not produce the level of revenues required for our cash flow needs. There can be no assurance that funding will be available to us at the time it is needed or in the amount necessary to satisfy our needs, or, that if funds are made available, that they will be available on terms that are favorable to us. If we are unable to secure financing when needed, our businesses may be materially and adversely affected, and we may be required to cease all or a substantial portion of our operations. If we issue additional shares of common stock or securities convertible into common stock in order to secure additional funding, current stockholders may experience dilution of their ownership. In the event we issue securities or instruments other than common stock, we may be required to issue such instruments with greater rights than those currently possessed by holders of common stock.

         At March 31, 2007, we had cash and cash equivalents of $9,514,000, a working capital deficit of $3,316,000, an outstanding bank term loan of $2,000,000, an outstanding bank letter of credit of $450,000, and stockholders' equity of $10,056,000. In comparison, at March 31, 2006, we had cash and cash equivalents of $3,929,000, a working capital deficit of $6,589,000, outstanding bank loans of $3,000,000, an outstanding bank letter of credit of $500,000, $3,000,000 available for borrowing under the revolving credit line, and stockholders' equity of $8,576,000.

         Operating Activities. Net cash provided by operating activities was $5,191,000 for Fiscal 2007. The net cash provided by operating activities was primarily attributable to increases in the deferred revenue balance and deferred contract costs and to net income we generated in Fiscal 2007. Such increases were partially offset by higher accounts receivable and lower accounts payable balances at March 31, 2007.

         Investing Activities. For Fiscal 2007, net cash provided by investing activities amounted to $925,000 as a result of the $1,100,000 proceeds from the sale of our 49% interest in MarketVision and $135,000 in proceeds from the collection on notes receivable. This was partially offset by the purchase of fixed assets of $310,000.

         Financing Activities. For Fiscal 2007, net cash used in financing activities amounted to $531,000, resulting primarily from a use of $1,000,000 to reduce bank borrowings, offset by $454,000 in proceeds from the exercise of options and warrants.

Off-Balance Sheet Transactions

         We are not a party to any "off-balance sheet transactions" as defined in Item 301 of Regulation S-K.

Contractual Obligations

         The table below sets forth as of March 31, 2007, future minimum payments we are required to make in respect of debt obligations and operating leases.

                                                         Payments Due Fiscal Year Ending March 31,
                           -----------------------------------------------------------------------------------------------
                              Total          2008          2009          2010          2011          2012      Thereafter
                           -----------   -----------   -----------   -----------   -----------   -----------   -----------
Contractual
Obligations
-----------
Bank Term Loan             $ 2,000,000   $ 2,000,000   $        --   $        --   $        --   $        --   $        --
Operating Leases (1)         9,899,000     1,270,000     1,247,000     1,198,000     1,179,000     1,065,000     3,940,000
                           -----------   -----------   -----------   -----------   -----------   -----------   -----------
Total                      $11,899,000   $ 3,270,000   $ 1,247,000   $ 1,198,000   $ 1,179,000   $ 1,065,000   $ 3,940,000
                           ===========   ===========   ===========   ===========   ===========   ===========   ===========

(1) In connection with our New York City office lease, subsequent to March 31, 2007 we provided the landlord of such facilities with a cash security deposit in the amount of $450,000 in replacement of a $450,000 letter of credit. Provided we comply with our lease obligations, the security deposit will be reduced annually by $25,000.

Impact of Recently Issued Accounting Standards

         In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on future changes, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are therefore required to adopt FIN 48 beginning April 1, 2007. Adoption of this statement requires that the cumulative effect of adopting this statement be recorded as an adjustment to retained earnings in the period of adoption. We are currently evaluating the impact of FIN 48 on our consolidated financial statements and are not yet able to estimate the effect on our financial statements when adopted.

         In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). Historically, there have been two widely used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" (current year income statement perspective) and "iron curtain" (year-end balance sheet) methods. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company's financial statements and the related financial statement disclosures (the "dual approach"). The dual approach must be adopted for fiscal years ending after November 15, 2006, which is effective for our fiscal year ended March 31, 2007. SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of April 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB 108 did not have a material effect on our results of operations or financial position.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a framework for measuring fair value and eliminates the diversity in practice due to the inconsistencies in the guidance provided in previous accounting pronouncements. SFAS 157 does not require any new fair value measurements but does require expanded disclosures regarding fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We expect to adopt SFAS No. 159 in the first quarter of Fiscal 2009 and are still evaluating the effect, if any, on our financial position or results of operations.

Certain Transactions

Resignation of President and Chief Executive Officer

         On June 14, 2006, the Board of Directors accepted the resignation of John Benfield, our Chief Executive Officer, and appointed Marc C. Particelli, a member of our Board of Directors, to serve as Chief Executive Officer and Chairman of the Board on an interim basis. Both Mr. Benfield's resignation and Mr. Particelli's appointment were effective as of July 12, 2006.

         In connection with his appointment as interim Chief Executive Officer, the Board and Mr. Particelli entered into an employment agreement pursuant to which Mr. Particelli was to be paid an annual salary of $250,000 for devoting approximately 50% of his working time to the Company. In addition, for his agreement to serve as interim Chief Executive Officer, the Board approved the grant to Mr. Particelli of a five-year stock option to purchase 80,000 shares of our common stock at a price of $1.57 per share (the market price of the common stock on the date the grant was authorized), 40,000 which vested immediately and the balance vesting upon the earlier of the selection by us of a permanent Chief Executive Officer or June 20, 2007. Accordingly, in October 2006, upon the appointment of our new Chief Executive Officer, the remaining 40,000 shares of unvested options pursuant to this agreement became vested.

         In addition, in connection with his resignation, we entered into an agreement with Mr. Benfield pursuant to which Mr. Benfield will, for the one-year period beginning July 1, 2006, continue to be compensated at his current rate of $300,000 per annum and receive the same benefits previously provided to him by us. We recorded a pre-tax charge of approximately $330,000 during the year ended March 31, 2007 in connection with our obligations under the agreement with Mr. Benfield.

Appointment of New Chief Executive Officer

         On October 9, 2006, we entered into a three year employment agreement with Charles Tarzian under which Mr. Tarzian joined us as our President and Chief Executive Officer, replacing Marc C. Particelli, who had been serving as

Chairman of the Board and Chief Executive Officer on an interim basis. The employment agreement with Mr. Tarzian is for a three-year term and provides Mr. Tarzian with:

         o        An annual base salary of $375,000.

         o An annual bonus based on the achievement of annual performance targets approved of by our Board of Directors.

         o An award of 200,000 shares of our common stock under a Restricted Stock Agreement. The shares will vest in one installment on October 9, 2011 provided Mr. Tarzian is then employed by us. In addition, as set forth in the Restricted Stock Agreement, the shares will be subject to earlier incremental vesting to the extent our shares of common stock trade above specified thresholds for a minimum period of 20 consecutive trading days during the term of his employment with us.

         o Up to an additional 50,000 shares of restricted common stock per year based on the achievement of annual targets approved by our Board of Directors.

         In addition, pursuant to the employment agreement, in the event that Mr. Tarzian's employment is terminated by us without "Cause" or by Mr. Tarzian for "Good Reason", Mr. Tarzian will be entitled to six months severance pay.

         In connection with Mr. Tarzian's appointment as President and Chief Executive Officer, our Board of Directors approved compensation for Mr. Particelli, as our non-executive Chairman of the Board following such appointment, in the amount of $100,000 per annum.

Appointment of Vice Chairman

         On April 2, 2007, we entered into a three year employment agreement with Brian Murphy, under which Mr. Murphy serves as our Vice Chairman. The agreement supersedes and replaces an employment agreement under which Mr. Murphy had previously served as the Chief Executive Officer of our U. S. Concepts subsidiary. The employment agreement with Mr. Murphy provides him with an annual base salary of $362,000. In addition, pursuant to the employment agreement, in the event Mr. Murphy's employment is terminated by us with "Cause" or by Mr. Murphy for "Good Reason," Mr. Murphy will be entitled to one month's severance payment for each year of service to us, with a maximum of twelve months of severance payments.

Resignation of Chief Financial Officer

         Pursuant to an agreement dated as of April 30, 2007 between us and Erwin Mevorah, our Chief Financial Officer, the Company and Mr. Mevorah agreed to Mr. Mevorah's resignation as Chief Financial Officer and the termination of his employment with us effective on April 30, 2007. In addition, pursuant to the
Agreement:

         o We agreed to pay Mr. Mevorah up to six months' of severance payments in the amount of $153,000, and in no event less than four months of severance payments, plus approximately $11,000 for accrued and unused vacation days.

         o We agreed to pay Mr. Mevorah a bonus of $65,000 at the same time bonuses are paid to other management members of the Company, notwithstanding that Mr. Mevorah will not then be employed by us.

Pursuant to certain Restricted Stock Agreements, we previously granted Mr. Mevorah 200,000 shares of common stock under our 2002 Plan. In connection with his termination, 160,000 shares of non-vested stock were forfeited.

MarketVision

         On February 27, 2001, we acquired 49% of the shares of capital stock of MarketVision, a minority owned, predominately Hispanic, ethnically oriented promotion agency headquartered in San Antonio, Texas. The MarketVision acquisition had been accounted for as an equity investment on our consolidated balance sheet through our fiscal year ended March 31, 2003. Pursuant to the equity method of accounting, the balance sheet carrying value of the investment was periodically adjusted to reflect our 49% interest in the operations of MarketVision. Effective in the fourth quarter of our fiscal year ended March 31, 2004, we included the operations of MarketVision in our consolidated financial statements pursuant to FIN 46R. On May 22, 2006, we sold our 49% interest in MarketVision back to MarketVision for $1,100,000 in cash. As such, the results of operations for MarketVision have been reclassified to discontinued operations, on a net of tax basis.

Officer Loan

         We made loans to Paul A. Amershadian, a former director and executive officer of ours, aggregating $550,000, which were evidenced by an Amended and Restated Promissory Note dated May 24, 2001. Prior to cancellation in March 2007, the Amended Note was secured by (i) a first lien and security interest in 163,196 shares of our Common Stock owned by Mr. Amershadian (after giving effect to the surrender of 153,052 shares described below), and (ii) a second mortgage on Mr. Amershadian's home. The Amended Note provided for payment of interest at a floating rate equal to the highest rate at which we pay interest on our bank borrowings, monthly payment of one-half of the interest that accrued over the preceding month, payment of accrued interest and principal from one-half of the after-tax amount, if any, of bonuses paid to Mr. Amershadian by us, and payment of the remaining balance of principal and accrued interest on May 24, 2006. Until April 2006, Mr. Amershadian did not make any of the required monthly interest payments under the Amended Note. On April 26, 2006, Mr. Amershadian surrendered to us for cancellation 153,052 shares of Common Stock as payment in full of interest in the amount of $283,147 accrued through May 24, 2006.

         Pursuant to an Agreement dated as of March 27, 2007, the employment relationship between us and Mr. Amershadian terminated effective March 31, 2007, the last day of the term of his employment under his Employment Agreement with us. Pursuant to the Agreement:

o We paid Mr. Amershadian (i) a severance payment of $50,000 on April 15, 2007, and (ii) $12,500 per month for the three-month period beginning April 1, 2007 and ending June 30, 2007 for consulting services provided by Mr. Amershadian to us during that period.
o Mr. Amershadian sold to three of our directors the 163,196 shares of our common stock he had pledged to us for an aggregate consideration of $258,568. The proceeds of the sale were paid to us to reduce Mr. Amershadian's obligations to us under that note.
o We agreed to the cancellation of Mr. Amershadian's remaining obligations under the Amended Note in the amount of approximately $306,000.

         Due to the cancellation of such indebtedness, we recorded an expense of $306,000 for the uncollectible portion of the Amended Note, which is included in other expense, net for the year ended March 31, 2007.

         At March 31, 2006, the Amended Note is recorded on our consolidated balance sheet as a note receivable from officer in the amount of $826,000, which includes accrued interest at March 31, 2006 in the amount of $276,000, of which approximately $78,500 was past due and owing at such date. Since we believed that the expected repayment date on the Amended Note would extend beyond one year, we classified the full balance of the note receivable as long-term at

March 31, 2006. Due to its partial repayment and write-off, the Amended Note is not reflected on our March 31, 2007 balance sheet.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

         Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in money market funds with portfolios of investment grade corporate and U.S. government securities and, secondarily, from our long-term debt arrangements. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. See Note 7 to "Notes to Consolidated Financial Statements-Debt."

Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----
Report of Independent Registered Public Accounting Firm - Successor Auditor ...................     29
Report of Independent Registered Public Accounting Firm - Predecessor Auditor .................     30
Consolidated Financial Statements:
    Balance Sheets as of March 31, 2007 and 2006 ..............................................     31
    Statements of Operations for the years ended March 31, 2007, 2006 and 2005 ................     32
    Statements of Stockholders' Equity for the years ended March 31, 2007, 2006 and 2005 ......     33
    Statements of Cash Flows for the years ended March 31, 2007, 2006 and 2005 ................     34
Notes to Consolidated Financial Statements ....................................................     35

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CoActive Marketing Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of CoActive Marketing Group, Inc. and subsidiaries (the Company) as of March 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoActive Marketing Group, Inc. and subsidiaries as of March 31, 2007, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 2 to the Consolidated Financial Statements, the Company (i) adopted Statement of Financial Accounting Standards No. 123 (R) - "Share-Based Payments", as revised, effective April 1, 2006 and (ii) changed its method of accounting for revenue with regard to certain types of contracts.

                               /s/ Lazar Levine & Felix LLP
                               ----------------------------------------
                               Lazar Levine & Felix LLP



New York, New York
June 20, 2007

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CoActive Marketing Group, Inc.

We have audited the accompanying consolidated balance sheet of CoActive Marketing Group, Inc. and subsidiaries as of March 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoActive Marketing Group, Inc. and subsidiaries as of March 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1, the consolidated financial statements have been restated as of and for the years ended March 31, 2006 and 2005 to reflect an adjustment to correct the revenue recognition for a particular promotional program and for an adjustment to accrue sales and use taxes due to State taxing authorities and for a reclassification of debt from long-term to short-term.

                                       BDO SEIDMAN, LLP

Melville, New York
June 30, 2006
except for Note 7, as to
which is dated July 12, 2006, and
except for Note 1, as to
which is dated May 18, 2007


                         COACTIVE MARKETING GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2007 AND 2006


                                                                2007            2006
                                                            ------------    ------------
                                     Assets

Current assets:
   Cash and cash equivalents                                $  9,514,081    $  3,929,438
   Accounts receivable, net of allowance for doubtful
     accounts of $365,000 in 2007 and $325,000 in 2006        12,131,037      10,726,762
   Unbilled contracts in progress                              2,114,564       2,650,453
   Deferred contract costs                                     1,552,910       2,523,065
   Prepaid expenses and other current assets                     913,538         740,385
   Current assets of discontinued operations                          --       3,640,069
                                                            ------------    ------------
     Total current assets                                     26,226,130      24,210,172

Property and equipment, net                                    3,382,968       3,833,943

Note and interest receivable from officer                             --         826,341
Deferred financing costs, net of amortization of $524,500
   in 2006                                                            --          86,616
Deferred tax asset                                             4,936,414       5,661,027
Goodwill and intangible asset                                  7,557,203       7,557,203
Other assets                                                      38,667          49,919
Noncurrent assets of discontinued operations                          --         487,945
                                                            ------------    ------------
  Total assets                                              $ 42,141,382    $ 42,713,166
                                                            ============    ============

                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                         $  3,568,910    $  4,505,344
   Accrued compensation                                        2,166,244       1,494,432
   Accrued job costs                                             999,588       1,368,235
   Other accrued liabilities                                   2,148,423       1,974,713
   Deferred revenue and other client credits                  18,364,020      15,745,269
   Income taxes payable                                           52,060              --
   Deferred taxes payable                                        243,249         247,272
   Notes payable bank - current                                2,000,000       3,000,000
   Current liabilities of discontinued operations                     --       2,464,371
                                                            ------------    ------------
     Total current liabilities                                29,542,494      30,799,636

Deferred rent                                                  2,542,452       2,613,541
Noncurrent liabilities of discontinued operations                     --         723,827
                                                            ------------    ------------
  Total liabilities                                           32,084,946      34,137,004
                                                            ------------    ------------

Commitments and contingencies

Stockholders' equity:
   Class A convertible preferred stock, par value $.001;
     authorized 650,000 shares; none issued and                       --              --
     outstanding
   Class B convertible preferred stock, par value $.001;
     authorized 700,000 shares; none issued and                       --              --
     outstanding
   Preferred stock, undesignated; authorized 3,650,000
     shares; none issued and outstanding                              --              --
   Common stock, par value $.001; authorized 25,000,000
     shares; issued and outstanding 7,626,001 shares and
     6,831,423 shares at March 31, 2007 and 2006,
     respectively                                                  7,626           6,831
   Additional paid-in capital                                 10,733,431      10,250,003
   Accumulated deficit                                          (684,621)     (1,680,672)
                                                            ------------    ------------
     Total stockholders' equity                               10,056,436       8,576,162
                                                            ------------    ------------
  Total liabilities and stockholders' equity                $ 42,141,382    $ 42,713,166
                                                            ============    ============

See accompanying notes to consolidated financial statements.


                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

                                                         2007            2006            2005
                                                     ------------    ------------    ------------
Sales                                                $ 95,879,958    $ 83,303,940    $ 72,240,980
                                                     ------------    ------------    ------------
Operating expenses:
    Reimbursable program costs and expenses            39,887,502      30,179,815      23,140,992
    Outside production and other program expenses      20,983,235      24,023,753      18,876,477
    Compensation expense                               23,121,391      20,781,128      19,924,849
    General and administrative expenses                 9,901,159      10,373,340       8,849,084
    Impairment charge                                          --         625,609              --
                                                     ------------    ------------    ------------
Total operating expenses                               93,893,287      85,983,645      70,791,402
                                                     ------------    ------------    ------------

Operating income (loss)                                 1,986,671      (2,679,705)      1,449,578

Interest expense, net                                     (35,070)       (237,325)       (252,786)
Other expense, net                                       (206,714)             --              --
                                                     ------------    ------------    ------------
Income (loss) from continuing operations
    before provision (benefit) for income taxes         1,744,887      (2,917,030)      1,196,792
Provision (benefit) for income taxes                      572,012      (1,040,612)        618,547
                                                     ------------    ------------    ------------
Income (loss) from continuing operations                1,172,875      (1,876,418)        578,245
                                                     ------------    ------------    ------------

Discontinued operations:
    (Loss) income from discontinued
     operations, net of tax (benefit)
     provision of ($32,591), $117,870 and
     $416,281, respectively                               (49,650)         74,803         474,786
    Loss on disposal of discontinued
     operations, net of tax provision of
     $302,004                                            (127,174)             --              --
                                                     ------------    ------------    ------------

(Loss) income from discontinued operations               (176,824)         74,803         474,786
                                                     ------------    ------------    ------------

Net income (loss)                                    $    996,051    $ (1,801,615)   $  1,053,031
                                                     ============    ============    ============

Basic earnings (loss) per share:
        Income (loss) from continuing operations     $        .17    $       (.29)   $        .10
        Income (loss) from discontinued operations           (.02)            .01             .08
                                                     ------------    ------------    ------------
        Net income (loss) per share                  $        .15    $       (.28)   $        .18
                                                     ============    ============    ============
Diluted earnings (loss) per share:
        Income (loss) from continuing operations     $        .16    $       (.29)   $        .09
        Income (loss) from discontinued operations           (.02)            .01             .07
                                                     ------------    ------------    ------------
        Net income (loss) per share                  $        .14    $       (.28)   $        .16
                                                     ============    ============    ============

Weighted average number of shares outstanding:
        Basic                                           6,837,533       6,452,847       6,004,948
        Dilutive effect of options and warrants           446,209              --         386,487
                                                     ------------    ------------    ------------
        Diluted                                         7,283,742       6,452,847       6,391,435
                                                     ============    ============    ============

See accompanying notes to consolidated financial statements.


                         COACTIVE MARKETING GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005


                                         Common Stock                               Retained
                                        par value $.001            Additional       Earnings          Total
                                   ----------------------------     Paid-in       (Accumulated    Stockholders'
                                      Shares          Amount        Capital          Deficit)        Equity
                                   ------------    ------------    ------------    ------------    ------------
Balance, March 31, 2004               5,941,856    $      5,941    $  8,853,166    $   (932,088)   $  7,927,019

Costs incurred in connection
   with sale of stock                        --              --          (8,400)             --          (8,400)

Exercise of options and warrants        319,834             320         783,806              --         784,126

Tax benefit of exercised options             --              --          20,451              --          20,451

Net income                                   --              --              --       1,053,031       1,053,031
                                   ------------    ------------    ------------    ------------    ------------

Balance, March 31, 2005               6,261,690           6,261       9,649,023         120,943       9,776,227

Exercise of options and warrants        379,733             380         428,361              --         428,741

Tax benefit of exercised options             --              --         172,809              --         172,809

Issuance of non-vested stock            190,000             190            (190)             --              --

Net loss                                     --              --              --      (1,801,615)     (1,801,615)
                                   ------------    ------------    ------------    ------------    ------------

Balance, March 31, 2006               6,831,423           6,831      10,250,003      (1,680,672)      8,576,162

Exercise of options and warrants        371,380             372         453,284              --         453,656

Tax benefit of exercised options             --              --          20,718              --          20,718

Issuance of non-vested stock,
   net of forfeitures                   576,250             576            (576)             --              --

Retirement of common stock in
   connection with payment of
   interest on note receivable         (153,052)           (153)       (282,994)             --        (283,147)

Compensation cost recognized in
   connection with non-vested
   stock                                     --              --         171,884              --         171,884

Compensation cost recognized in
   connection with stock options             --              --         121,112              --         121,112

Net income                                   --              --              --         996,051         996,051
                                   ------------    ------------    ------------    ------------    ------------

Balance, March 31, 2007               7,626,001    $      7,626    $ 10,733,431    $   (684,621)   $ 10,056,436
                                   ============    ============    ============    ============    ============

See accompanying notes to consolidated financial statements.


                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2007, 2006 AND 2005

                                                                    2007            2006            2005
                                                                ------------    ------------    ------------
Cash flows from operating activities:
Net income (loss)                                               $    996,051    $ (1,801,615)   $  1,053,031
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                     852,948         797,099         938,106
   Deferred rent amortization                                        (71,089)         90,986         (41,645)
   Provision (credit) for bad debt expense                           122,790         290,952         (66,044)
   Provision for uncollectible note receivable from officer          305,942              --              --
   Interest income on note receivable from officer                   (50,833)        (36,882)        (27,183)
   Compensation expense on non-vested stock and stock                292,996              --              --
   options
   Deferred income taxes                                             439,304      (1,085,119)        419,242
   Excess tax benefits from share-based payment                      (20,718)       (172,809)        (20,451)
   arrangements
   Loss (income) from discontinued operations, net of tax             49,650         (74,803)       (474,786)
   Loss on disposal of discontinued operations, net of tax           127,174              --
   Impairment charge                                                      --         625,609              --
   Changes in operating assets and liabilities:
    Accounts receivable                                           (1,527,065)     (4,472,181)      3,179,718
    Unbilled contracts in progress                                   535,889        (890,468)         36,806
    Deferred contract costs                                          970,155      (1,866,487)       (317,477)
    Prepaid expenses and other assets                                 (8,851)       (156,885)        356,291
    Accounts payable                                                (936,434)      1,749,617         459,181
    Accrued compensation                                             671,812         774,953         283,205
    Accrued job costs                                               (368,647)        493,515      (1,047,526)
    Other accrued liabilities                                        173,710         705,173         (77,089)
    Deferred revenue                                               2,618,751       8,040,273      (5,251,084)
    Income taxes payable                                              52,060              --              --
                                                                ------------    ------------    ------------
Net cash provided by (used in) operating activities of
  continuing operations                                            5,225,595       3,010,928        (597,705)
Operating activities of discontinued operations                      (35,004)        170,769          59,449
                                                                ------------    ------------    ------------
Net cash provided by (used in) operating activities                5,190,591       3,181,697        (538,256)
                                                                ------------    ------------    ------------
Cash flows from investing activities:
   Proceeds from sale of discontinued operations                   1,100,000              --              --
   Proceeds from collection on note receivable                       135,035              --              --
   Purchases of fixed assets                                        (310,357)       (240,262)       (209,669)
                                                                ------------    ------------    ------------
Net cash provided by (used in) investing activities of
  continuing operations                                              924,678        (240,262)       (209,669)
Investing activities of discontinued operations                           --        (170,769)        (59,447)
                                                                ------------    ------------    ------------
Net cash provided by (used in) investing activities                  924,678        (411,031)       (269,116)
                                                                ------------    ------------    ------------
Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants              453,656         428,741         784,126
   Excess tax benefits from share-based payment                       20,718         172,809          20,451
   arrangements
   Borrowings of debt                                                     --       5,450,000       1,050,000
   Payments of debt                                               (1,000,000)     (7,034,500)     (1,875,000)
   Financing costs                                                    (5,000)        (29,381)        (50,029)
   Costs incurred in connection with sale of stock                        --              --          (8,400)
                                                                ------------    ------------    ------------
Net cash used in financing activities                               (530,626)     (1,012,331)        (78,852)
                                                                ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents               5,584,643       1,758,335        (886,224)
Cash and cash equivalents at beginning of year                     3,929,438       2,171,103       3,057,327
                                                                ------------    ------------    ------------
Cash and cash equivalents at end of year                        $  9,514,081    $  3,929,438    $  2,171,103
                                                                ============    ============    ============

Supplemental disclosures of cash flow information:
   Interest paid during the year                                $    227,559    $    262,491    $    289,010
                                                                ============    ============    ============
   Income taxes paid during the year                            $     79,037    $    306,569    $    323,208
                                                                ============    ============    ============
Non-cash transactions relating to investing and
  financing activities consist of:
   Retirement of common stock in connection with payment
    of interest on note receivable                              $    283,147    $         --    $         --
                                                                ============    ============    ============
   Proceeds to be received from collection on note
    receivable                                                  $    153,050    $         --    $         --
                                                                ============    ============    ============
   Issuance of non-vested stock, net of forfeitures             $        576    $         --    $         --
                                                                ============    ============    ============
   Capitalization of leasehold improvements previously
    classified as client reimbursements                         $         --    $    244,915    $         --
                                                                ============    ============    ============
   Lease accounting correction                                  $         --    $         --    $  2,690,736
                                                                ============    ============    ============

See accompanying notes to consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2007, 2006, 2005

(1)      Organization and Nature of Business
         -----------------------------------

         CoActive Marketing Group, Inc. (the "Company"), through its wholly-owned subsidiaries Inmark Services LLC, Optimum Group LLC, U.S. Concepts LLC and Digital Intelligence Group LLC, is an integrated sales promotional and marketing services agency that develops, manages and executes sales promotion programs at both national and local levels. The Company's programs help clients effectively promote their goods and services directly to retailers and consumers and are intended to assist them in achieving maximum impact and return on their marketing investment. The Company's activities reinforce brand awareness, provide incentives to retailers to order and display their clients' products, and motivate consumers to purchase those products. The Company's operations consist solely of this single segment.

         Restatement

         On May 21, 2007, the Company filed with the SEC an amended 10-K and 10-Q covering the consolidated financial statements as of and for the fiscal years ended March 31, 2006, 2005 and 2004, and the fiscal quarter ended June 30, 2006. These financial statements were restated as a result of management's determination that the Company had incorrectly applied revenue recognition policies to a particular promotional program, resulting in the premature recording of approximately $1,137,000 of revenues and approximately $71,000 of related operating expenses during the year ended March 31, 2006. As to the current fiscal year, this error resulted in an understatement of revenues by approximately $524,000 and an overstatement of operating expenses by approximately $398,000 in the three months ended June 30, 2006. In addition, the Company had failed to pay and accrue sales and use taxes due to State taxing authorities during the years ended March 31, 2006, 2005 and 2004, the periods for which such taxes were due. The Company's failure to properly accrue sales and use tax liabilities resulted in an understatement of operating and interest expenses of approximately $257,000 and $164,000 for the years ended March 31, 2006 and 2005 respectively, and an understatement of revenues of approximately $39,000 in the year ended March 31, 2006 relating to reimbursable expenses for sales and use taxes. As to the current fiscal year, this error resulted in an overstatement of expenses of approximately $252,000 in the three months ended June 30, 2006. In the aggregate, the restatement for these errors reduced the Company's net income or increased its net loss, as applicable, as originally reported for the fiscal years ended March 31, 2006 and 2005 by approximately $770,000 ($.12 per diluted share)and $99,000 ($.02 per diluted share), respectively. The restatement for these errors increased the Company's net income as originally reported for the quarter ended June 30, 2006 by approximately $704,000 ($.10 per diluted share).

         In accounting for the promotional program referred to above, the Company originally had determined that the design of the promotional program itself and the acquiring of participating partners entitled the Company to recognize a portion of the revenue to be generated from the program. Management subsequently determined that the accounting for this program, which contained multi-deliverables, was governed by EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") and that under EITF 00-21 revenue could only be recognized as certain field events under the program were executed. Accordingly, the sales and outside production costs and expenses for this promotion, previously recorded in the year ended March 31, 2006, were required to be deferred and could only be recognized upon the execution of such events. Such execution occurred during the period of April 2006 through July 2006.

(2)      Summary of Significant Accounting Policies
         ------------------------------------------

         (a)      Principles of Consolidation
                  ---------------------------

                  The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. In addition, through May 22, 2006, the consolidated financial statements included the accounts of a variable interest entity, Garcia Baldwin, Inc. d/b/a MarketVision ("MarketVision"), an affiliate that provided ethnically oriented marketing and promotional services. The Company owned 49% of the common stock of MarketVision. A third party owned the remaining 51%. The third party owned portion of MarketVision was accounted for as a minority interest in the Company's consolidated financial statements. As disclosed in
                  Note 3, the Company sold its 49% interest in MarketVision in May 2006, and all amounts relating to MarketVision have been reclassified as discontinued operations in the Company's financial statements for all periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

              (b)   Reimbursable Costs and Expenses
                    -------------------------------

                  Pursuant to contractual arrangements with some of its clients, the Company is reimbursed for certain program costs and expenses. These reimbursed costs are recorded both as revenues and as operating expenses. Such costs may include variable employee program compensation costs. Not included in reimbursable program costs and expenses are certain compensation and general and administrative expenses which are recurring in nature and for which a certain client fee arrangement provides for payment to us of such costs. These costs are included in compensation and general and administrative expenses on our statements of operations.

                  In July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") released Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"). Additionally, in January 2002, the EITF released Issue 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" ("EITF 01-14"). EITF 99-19 and EITF 01-14 provide guidance on when client reimbursements, including out of pocket expenses, should be characterized as revenue. Pursuant to such literature, the Company records such client reimbursements as revenue on a gross basis.

         (c)      Revenue Recognition
                  -------------------

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

         (e)      Accounts Receivable and Credit Policies
                  ---------------------------------------

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

         (f)      Property and Equipment
                  ----------------------

                  Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. Funds received from a landlord to reimburse the Company for the cost, or a portion of the cost, of leasehold improvements are recorded as deferred rent and amortized as reductions to rent expense over the lease term. Prior to January 1, 2006, to the extent that the Company leased a property, but did not move in until construction was complete it was the Company's policy to capitalize the lease's straight line rent expense allocable to the construction period as part of leasehold improvements and amortize such rent expense over the term of the lease. Effective January 1, 2006, in accordance with FASB Staff Position No. 13-1, "Accounting for Rental Costs Incurred during a Construction Period" ("FSP 13-1"), rental costs associated with any new ground or building operating leases that are incurred during a construction period will be recognized as rental expense.

         (g)      Deferred Contract Costs
                  -----------------------

                  Deferred contract costs represent direct contract costs and expenses incurred prior to the Company's related revenue recognition on such contracts. Notwithstanding the Company's accounting policy with regard to deferred contract costs, labor costs for permanent employees are expensed as incurred.

         (h)      Long-Lived Assets
                  ------------------

                  The Company's long-lived assets include goodwill, intangible assets and property and equipment. The Company periodically reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets, or if their depreciation periods should be accelerated. When any such impairment exists, the related assets will be written down to fair value. The Company recognized an impairment to goodwill, as discussed under Note 2(i), as of March 31, 2006. No further impairments were identified as of March 31, 2007.

         (i)      Goodwill and Other Intangible Asset
                  -----------------------------------

                  Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company's subsidiaries. The Company's other intangible asset consists of an Internet domain name and related intellectual property rights. At each of March 31, 2007 and 2006 the Company had approximately $7,357,000 of goodwill and $200,000 as an intangible asset.

                  Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Goodwill impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of earnings. The Company has determined that it has four reporting units. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded.

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

                  Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. During the year ended March 31, 2007, the Company has not identified any indication of goodwill impairment in its reporting units.

         (j)      Deferred Financing Costs
                  ------------------------

                  Deferred financing costs consisted of bank fees and legal costs incurred with respect to the Company's bank credit agreement, the amounts of which were being amortized over the remaining term of the credit agreement which expires in March 2009. As a result of the Events of Default, as more fully described in Note 7, the Company's term loan is now considered due and payable, and therefore, the Company wrote off the remaining balance of its deferred financing costs in the year ended March 31, 2007. The Company recorded a charge of approximately $61,000 in connection with the write-off.

         (k)      Deferred Rent
                  -------------

                  Deferred rent consists of (i) the excess of the allocable straight line rent expense to date as compared to the total amount of rent due and payable through such period, and (ii) funds received from landlords to reimburse the Company for the cost, or a portion of the cost, of leasehold improvements. Deferred rent is amortized as a reduction to rent expense over the term of the lease. Effective January 1, 2006, in accordance with FSP 13-1, rental costs associated with any new ground or building operating leases that are incurred during a construction period will be recognized as rental expense.

         (l)      Net Income (Loss) Per Common Share
                  ----------------------------------

                  The computation of basic earnings per common share is based upon the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the year, plus the assumed exercise of stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock. For the fiscal year ended March 31, 2007, stock options and warrants to purchase approximately 1,289,000 shares of common stock, at exercise prices ranging from $1.70 to $10.00, were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. For the fiscal year ended March 31, 2006, stock options and warrants to purchase approximately 1,848,000 shares of common stock at exercise prices ranging from $1.20 to $10.00 were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. For the fiscal year ended March 31, 2005, stock options and warrants to purchase approximately 1,127,000 shares of common stock, at exercise prices ranging from $2.31 to $10.00 were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. These options and warrants expire through February 2017.

         (m)      Income Taxes
                  ------------

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

         (n)      Accounting for Stock-Based Compensation
                  ---------------------------------------

                  On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) - "Share-Based Payment" ("SFAS No. 123R"), which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R also amends FASB Statement No. 95, "Statement of Cash Flows," to require that the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized be classified in the statement of cash flows as a cash inflow from financing activities and a cash outflow from operating activities. The Company elected to use the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing rewards for which the requisite service has not been rendered as of the date of adoption. The modified prospective transition method also requires that prior periods not be restated. All periods presented prior to April 1, 2006 were accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Accordingly, no compensation cost was recognized for stock options granted prior to April 1, 2006 because the exercise price of the stock options equaled the market value of the Company's common stock at the date of grant, which was the measurement date.

                  The adoption of SFAS No. 123R reduced income from continuing operations before provision for income taxes, and net income, by $121,100 and $72,700, respectively, for the year ended March 31, 2007. The impact on diluted earnings per share for the year ended March 31, 2007 was $.01 per share.

         (o)      Fair Value of Financial Instruments
                  -----------------------------------

                  The carrying value of all financial instruments classified as a current asset or liability is deemed to approximate fair value due to the short maturity of these instruments and interest rates that approximate current market rates.

         (p)      Use of Estimates
                  ----------------

                  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances, and does not believe that any change in those assumptions would have a significant effect on the financial position or results of operations of the Company. Actual results could differ from those estimates.

         (q)      Recent Accounting Standards Affecting the Company
                  -------------------------------------------------

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

                  In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). Historically, there have been two widely used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" (current year income statement perspective) and "iron curtain" (year-end balance sheet) methods. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company's financial statements and the related financial statement disclosures (the "dual approach"). The dual approach must be adopted for fiscal years ending after November 15, 2006, which is effective for the Company's fiscal year end March 31, 2007. SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by
                  (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of April 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB 108 did not have a material effect on the Company's results of operations or financial position.

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

                  In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of Fiscal 2009 and is still evaluating the effect, if any, on its financial position or results of operations.

         (r)      Lease Accounting Correction
                  ---------------------------

                  Until the fourth quarter of Fiscal 2005, the Company recognized certain lease obligations as they became due and payable. In light of an SEC clarification on the subject, the Company corrected its lease accounting. As a result, with regard to one of its office leases, the Company corrected its computation of rent expense, depreciation of leasehold improvements and the classification of landlord allowances related to leasehold improvements. The correction did not affect the Company's historical or future cash flows or the timing of payments under the related lease. The effect on the Company's prior years' earnings (loss) per share, cash flow from operations and stockholders' equity were deemed to be immaterial requiring no restatement.

                  The Company has historically received reimbursements from certain clients for expenses, including, but not limited to, rent. Such reimbursements are made based on current rental payments payable independent of any straight-lining accounting methodology. Accordingly, in order to match the effect of the straight line rent adjustment to projected future reimbursements from clients, the Company recorded a deferred asset for the estimated portion allocable to these clients as of March 31, 2005 as a result of the correction of this error. At March 31, 2005, the projected future reimbursements from these clients for the effect of the straight line adjustment amounted to approximately $371,000 and was included in other assets. This asset was expected to be amortized over the period of the clients' expected reimbursement.

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

         (s)      Reclassifications
                  -----------------

                  Certain amounts as previously reported have been reclassified to conform to current year classifications.

(3)      Investment in MarketVision
         --------------------------

         On May 22, 2006, the Company sold its 49% interest in MarketVision back to MarketVision for $1,100,000. In connection with the sale, the Company recorded a pre-tax gain of approximately $175,000 and an after tax loss of $127,000. The after tax loss reflects a tax provision of approximately $302,000 on the sale and reflects the estimated tax due as a result of the sale. This tax provision reflects the difference in the book and tax basis of the Company's holdings in MarketVision and resulted in a corresponding reduction in the Company's deferred tax asset on its consolidated balance sheet. The after tax loss of $127,000 is included in the computation of the loss from discontinued operations in the Company's consolidated statement of operations. The results of operations for MarketVision for the period April 1, 2006 through May 22, 2006, as well as for the fiscal years ended March 31, 2006 and 2005, have been reclassified to discontinued operations, on a net of tax basis. Summarized financial information for MarketVision, reflected as discontinued operations, is as follows:

         Balance Sheet:

                                                            March 31, 2006
                                                           ----------------
                 Cash                                      $      1,962,106
                 Accounts receivable, net                           903,154
                 Unbilled contracts in progress                     673,335
                 Prepaid  expenses and other current                101,474
                 assets
                 Property and equipment, net                        229,714
                 Goodwill                                           244,379
                 Other assets                                        13,852
                 Accounts payable                                 1,239,915
                 Deferred  revenue and other  client                965,566
                 credits
                 Accrued job costs                                  245,390
                 Accrued compensation                                13,500
                 Minority interest                                  723,827

         Results of Operations for the period April 1, 2006 through May 22, 2006 and the fiscal years ended March 31, 2006 and 2005:

                                           April 1, 2006    Year ended       Year ended
                                                 to           March 31,       March 31,
                                            May 22, 2006        2006            2005
                                            ------------    ------------    ------------
        Sales                               $  1,197,677    $ 13,636,682    $ 11,709,581
                                            ------------    ------------    ------------
        Operating expenses:
          Reimbursable program
            costs and expenses                   617,663       8,197,651       6,858,158
          Outside production and
            other program expenses               151,184         791,014       2,440,630
          Compensation expense                   397,082       3,402,678         668,204
          General and
            administrative expenses              163,705         978,800         358,049
                                            ------------    ------------    ------------
        Total operating expenses               1,329,634      13,370,143      10,325,041
                                            ------------    ------------    ------------

        Operating (loss) income                 (131,957)        266,539       1,384,540
        Interest (expense) income                 (1,963)          3,990             692
        Benefit (provision) for
          income taxes                            32,591        (117,870)       (416,281)
        Minority interest                         51,679         (77,856)       (494,165)
                                            ------------    ------------    ------------
        Net (loss) income                   $    (49,650)   $     74,803    $    474,786
                                            ============    ============    ============

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

         Pursuant to an Agreement dated as of March 27, 2007, the employment relationship between the Company and the Officer terminated effective March 31, 2007, the last day of the term of his employment under the Officer's Employment Agreement with the Company. Pursuant to the
         Agreement:

         o The Company agreed to pay the Officer (i) a severance payment of $50,000 by April 15, 2007, and (ii) $12,500 per month for the three-month period beginning April 1, 2007 and ending June 30, 2007 for consulting services to be provided by the Officer to the Company during that period.

         o The Officer sold to three directors of the Company the 163,196 pledged shares of the Company's common stock for an aggregate consideration of $258,568. The proceeds of the sale were paid to the Company to reduce the Officer's obligations to the Company under the Amended Note.

         o The Company agreed to the cancellation of the Officer's remaining obligations under the Amended Note in the amount of approximately $306,000.

         Due to the cancellation of such indebtedness, the Company recorded an expense of $306,000 for the uncollectible portion of the Amended Note, which is included in other expense, net for the year ended March 31, 2007.

         At March 31, 2006, the Company believed that the note was fully collectible and expected that the repayment date on the Amended Note may extend beyond one year. Therefore, at March 31, 2006, the Company classified the full balance of the note receivable as long-term.

(5)      Property and Equipment
         ----------------------

         Property and equipment consist of the following:

                                                                 March 31, 2007        March 31, 2006
                                                               -----------------      ----------------
           Furniture, fixtures and computer equipment           $      4,439,944      $      4,134,384
           Leasehold improvements                                      4,213,241             4,199,143
           Capitalized leases                                             21,748                21,748
                                                                ----------------      ----------------
                                                                       8,674,933             8,355,275
           Less: accumulated depreciation and amortization             5,291,965             4,521,332
                                                                ----------------      ----------------
                                                                $      3,382,968      $      3,833,943
                                                                ================      ================

         Depreciation and amortization expense on property and equipment for the years ended March 31, 2007, 2006, and 2005 amounted to $761,332, $772,192, and $897,314 respectively.

         During the fourth quarter of Fiscal 2006, the Company recorded leasehold improvements, net of accumulated amortization, in the amount of $190,000 pursuant to the write off of future projected client reimbursements (Note 2(r)). As a result of the adjustment, the Company recorded leasehold amortization expense of $55,000 during the fourth quarter of Fiscal 2006.

         During the fourth quarter of Fiscal 2005, the Company recorded leasehold improvements, net of accumulated amortization, in the amount of $1,979,000 pursuant to a correction of an error relating to its lease accounting practices (Note 2(r)). As a result of the correction, the Company recorded leasehold amortization expense of $340,000 during the fourth quarter of Fiscal 2005.

(6)      Leases
         ------

         The Company has several non-cancelable operating leases, primarily for property, that expire through 2015. Rent expense for the years ended March 31, 2007, 2006 and 2005 amounted to approximately $1,456,000, $2,483,000, and $1,596,000, respectively. One of the Company's facilities is leased from the former owner of Optimum, who is also a former director of the Company. This lease expires in December 2010. The Company incurred rent expense under this lease in Fiscal 2007, 2006 and 2005 in the amounts of approximately $173,000, $167,000 and $160,000, respectively. Future non-cancelable minimum lease payments under all of the leases as of March 31, 2007 are as follows:

          Year ending March 31,
                 2008                                           $      1,270,000
                 2009                                                  1,247,000
                 2010                                                  1,198,000
                 2011                                                  1,179,000
                 2012                                                  1,065,000
                 Thereafter                                            3,940,000
                                                                ----------------
                                                                $      9,899,000
                                                                ================

         During the fourth quarter of Fiscal 2006, the Company recorded a non-cash pre-tax charge of $163,000 to rent expense pursuant to the write off of future projected client reimbursements (Note 2(r)). This amount is classified as a rental cost and is included in general and administrative expenses.

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

(7)      Debt
         ----

         Notes Payable, Bank
         -------------------

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

         At March 31, 2007, the Company's term bank borrowings amounted to $2,000,000 (exclusive of a letter of credit outstanding in the amount of $450,000, which was replaced with cash collateral subsequent to year-end), and there were no borrowings outstanding under the revolving line of credit.

         On December 14, 2006, the Company received a letter from the Bank notifying the Company that its failure to timely deliver to the Bank its financial statements for the quarter ended September 30, 2006 resulted in the occurrence of an Event of Default under the Credit Agreement, and that as a result of the Event of Default, (i) the Company's $2 million revolving credit facility had been terminated,
         (ii) the interest rate on the Company's outstanding term loan under the Credit Agreement had been increased by one-half of one percent per annum (prime plus one percent), and (iii) effective February 11, 2007, the interest rate on the Company's term loan would be increased by four percent per annum (exclusive of the one-half of one percent increase noted above). At the time the Company received the letter, it had no loans outstanding under its revolving credit facility and $2.25 million outstanding under the term loan portion of the Credit Agreement.

         On June 20, 2007, the Company repaid the remaining obligations to the Bank in the amount of $1,762,000, inclusive of $12,000 of interest due.

(8)      Stockholders' Equity
         --------------------

         Common Stock Reserved for Issuance
         ----------------------------------

         (i)      Stock Options
                  -------------

                  Under the Company's 1992 Stock Option Plan (the "1992 Plan"), employees of the Company and its affiliates and members of the Board of Directors were granted options to purchase shares of common stock of the Company. The 1992 Plan terminated in 2002, although options issued thereunder remain exercisable until the termination dates provided in such options. Options granted under the 1992 Plan were either intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or non-qualified options. Grants under the 1992 Plan were awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 1992 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors is determined by the committee of the Board of Directors. The 1992 Plan was amended on May 11, 1999 to increase the maximum number of shares of common stock for which options may be granted to 1,500,000 shares. At March 31, 2007, there were 34,375 options issued, expiring from May 2007 through April 2011, under the 1992 Plan, that remained outstanding.

                  On May 11, 1999, as approved by the Company's Board of Directors, the Company established the 1997 Executive Officer Stock Option Plan (the "1997 Plan"), pursuant to which (i) a maximum of 375,000 non-qualified stock options may be granted to purchase shares of common stock, (ii) three officers of the Company were each granted 125,000 non-qualified stock options to purchase shares of common stock in exchange for the surrender by each of their incentive stock options to purchase 125,000 shares of common stock issued on May 2, 1997 pursuant to the Company's 1992 Stock Option Plan and (iii) the exercise price and other terms and conditions of the options granted are identical to those of the options surrendered. At March 31, 2007, there were 250,000 options, all expiring May 2007, issued under the 1997 Plan that remained outstanding. Options outstanding under the 1997 plan that are not exercised by their expiration date are not available for re-issuance by the Company.

                  On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the "2002 Plan") providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended so as to increase the number of shares of common stock available under the plan to 1,250,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Committee of the Board of Directors. At March 31, 2007, there were 467,500 options, expiring from July 2007 through February 2017, issued under the 2002 Plan that remained outstanding. Any option under the 2002 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of March 31, 2007, the Company had 296,250 options available for grant under the 2002 Plan.

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

                  The per share weighted-average fair value of stock options granted on their respective date of grant using the modified Black-Scholes option-pricing model and their related weighted-average assumptions are as follows:

                                                   Fiscal        Fiscal       Fiscal
                                                    2007          2006         2005
                                                 --------------------------------------
                 Risk-free interest rate               5.06%         4.53%         4.90%
                 Expected life - years                 2.85         10.00         10.00
                 Expected volatility                   55.2%         51.6%         67.3%
                 Expected dividend yield                  0%            0%            0%
                 Fair value of option grants     $      .71    $     1.89    $     1.93

                  A summary of option activity under all plans as of March 31, 2007, and changes during the three-year period then ended is presented below:

                                                                                 Weighted
                                                  Weighted                        average
                                                   average          Number       remaining        Aggregate
                                                  exercise            of        contractual       intrinsic
                                                    price           options         term            value
                                                 ------------    ------------    ------------    ------------
         Balance at March 31, 2004               $       2.46       2,130,229
         Granted (A)                             $       2.48          27,500
         Exercised                               $       2.31         (68,750)
         Canceled                                $       3.38         (96,741)
                                                 ------------    ------------
         Balance at March 31, 2005               $       2.42       1,992,238
         Granted (B)                             $       2.76         100,000
         Exercised                               $       1.13        (277,370)
         Canceled                                $       2.02         (48,563)
                                                  ------------    ------------
         Balance at March 31, 2006               $       2.65       1,766,305
         Granted (C)                             $       1.62         115,000
         Exercised                               $       1.22        (371,380)
         Canceled                                $       2.78        (758,050)
                                                 ------------    ------------
         Balance at March 31, 2007 (vested
             and expected to vest)               $       3.07         751,875            2.84    $     45,325
                                                 ============    ============    ============    ============
         Exercisable at March 31, 2007           $       3.07         746,875            2.79    $     45,325
                                                 ============    ============    ============    ============

                  (A) Represents options granted to purchase 27,500 shares at an exercise price of $2.48. Of the options granted, 13,752 became exercisable prior to March 31, 2005 and 13,748 became exercisable on April 30, 2005.

                  (B) Represents options granted to purchase 50,000 shares at an exercise price of $3.39 and 50,000 shares at an exercise price of $2.13. Of the options granted, 50,000 became exercisable prior to March 31, 2006, 25,000 became exercisable on April 30, 2006 and 25,000 became exercisable on March 31, 2007.

                  (C) Represents options granted to purchase 5,000 shares at an exercise price of $1.90. These options vest evenly over five years, beginning February 9, 2008. Also represents currently exercisable options granted to purchase 30,000 shares at an exercise price of $1.70 and 80,000 shares at an exercise price of $1.57.

                  The weighted-average grant-date fair value of options granted during the years ended March 2007, 2006 and 2005 was $.71, $1.31 and $2.47, respectively. The total intrinsic value of options exercised during the years ended March 31, 2007, 2006 and 2005 was approximately $209,500, $736,000 and $451,400, respectively.

                  Cash received from the exercise of stock options during the years ended March 31, 2007, 2006 and 2005 was approximately $453,700, $314,100 and $158,900, respectively.

                  Total unrecognized compensation cost related to unvested stock option awards at March 31, 2007 amounted to approximately $6,500 and is expected to be recognized over a weighted average period of 2.9 years. Total compensation cost for the year ended March 31, 2007 amounted to approximately $121,100 for these option awards. The related tax benefit for the year ended March 31, 2007 amounted to $48,400.

                  The following table illustrates the effects on net (loss) income and earnings (loss) per share for the years ended March 31, 2006 and 2005 had the Company applied the fair value recognition provisions of SFAS No. 123 to its stock based incentive plans:

                                                                 Fiscal 2006       Fiscal 2005
                                                                -------------     -------------
                 Net (loss) income as reported                  $  (1,801,615)    $   1,053,031
                 Less compensation expense
                    determined under the fair value
                    method, net of tax                                110,545           215,476
                                                                -------------     -------------

                 Pro forma net (loss) income                    $  (1,912,160)    $     837,555
                                                                =============     =============

                 Net (loss) income per share - Basic:
                    As reported                                 $        (.28)    $         .18
                    Pro forma                                   $        (.30)    $         .14

                 Net (loss) income per share - Diluted:
                    As reported                                 $        (.28)    $         .16
                    Pro forma                                   $        (.30)    $         .13

         (ii)     Warrants
                  --------

                  At each of March 31, 2007 and March 31, 2006, there were outstanding warrants to purchase an aggregate of 81,533 shares of common stock at a weighted average exercise price per share of $3.68 held by two individuals. These warrants were to expire on April 30, 2007. In April 2007, in consideration of services provided, the expiration date of one of these warrants, to purchase 40,766 shares of common stock, was extended to April 30, 2010.

                  During Fiscal 2006, warrants to purchase 102,364 shares of the Company's common stock were exercised at $1.12 per share. At March 31, 2005, outstanding warrants to purchase 246,396 shares of the Company's common stock were exercisable at a weighted average price per share of $1.90. In January 2005, warrants to purchase 251,084 shares of the Company's common stock were exercised at $2.49. During Fiscal 2005, pursuant to anti-dilution provisions contained in the warrants, the warrants became exercisable for an additional 7,616 shares of the Company's common stock. The value of the additional warrants granted was deemed to be immaterial.

         (iii)    Non-Vested Stock
                  ----------------

                  As of March 31, 2007, pursuant to the authorization of the Company's Board of Directors and certain Restricted Stock Agreements, the Company had awarded 466,250 shares of common stock under the Company's 2002 Plan to certain employees (net of 102,500 shares forfeited during the year ended March 31, 2007 as a result of the termination of certain employees). Grant date fair value is determined by the market price of the Company's common stock on the date of grant. The aggregate value of these shares at their respective grant dates amounted to approximately $892,100 and will be recognized ratably as compensation expense over the vesting periods. The shares of common stock granted pursuant to such agreements vest in various tranches over five years from the date of grant.

                  During the year ended March 31, 2007, pursuant to the authorization of the Company's Board of Directors and a certain Restricted Stock Agreement, the Company awarded 100,000 shares of common stock to a new employee. Such shares were not issued under the Company's 2002 Plan.

                  The shares awarded under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

                  On October 9, 2006, pursuant to a Restricted Stock Agreement and as approved by the Company's Board of Directors, the Company awarded 200,000 shares of common stock to its newly appointed President and Chief Executive Officer. Such shares were not issued under the Company's 2002 Plan. The fair value of these shares was determined by the market price of the Company's common stock on the date of grant. The value of the shares at the grant date amounted to approximately $380,000. The shares will vest in one installment on October 9, 2011 provided the recipient is then employed by the Company. In addition, as set forth in the Restricted Stock Agreement, the shares will be subject to earlier incremental vesting to the extent the Company's shares of common stock trade above specified thresholds for a minimum period of 20 consecutive trading days during the term of his employment with the Company. The accelerated vesting will occur as follows:

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

                  A summary of all non-vested stock activity as of March 31, 2007, and changes during the two years then ended is presented below:


                                              Weighted                       Weighted
                                               average                        average
                                                grant         Number         remaining       Aggregate
                                              date fair         of          contractual      intrinsic
                                                value         shares           term            value
                                            ------------    ------------    ------------    ------------
         Unvested at March 31, 2005         $         --              --
         Granted                            $       2.13         190,000
                                            ------------    ------------

         Unvested at March 31, 2006         $       2.13         190,000

         Granted                            $       1.81         678,750
         Vested                             $       1.88         (64,000)
         Forfeited                          $       1.86        (102,500)
                                            ------------    ------------

         Unvested at March 31, 2007         $       1.40         702,250            2.96    $     94,703
                                            ============    ============    ============    ============

         Total unrecognized compensation cost related to unvested stock awards at March 31, 2007 amounted to approximately $1,268,000 and is expected to be recognized over a weighted average period of 3.0 years. Total compensation cost for the year ended March 31, 2007 amounted to approximately $171,900 for these stock awards. The related tax benefit for the year ended March 31, 2007 amounted to approximately $68,800. The total fair value of shares vested during the year ended March 31, 2007 was $127,400.

         Subsequent to March 31, 2007, 180,000 shares of non-vested stock were forfeited due to employee terminations.

(9)      Income Taxes
         ------------

         The components of income tax provision (benefit) from continuing operations for the years ended March 31, 2007, 2006, and 2005 are as follows:

                                                               2007            2006            2005
                                                           ------------    ------------    ------------
         Current:
           State and local                                 $    101,450    $     32,171    $     54,953
           Federal                                               18,765          12,336         143,038
                                                           ------------    ------------    ------------
                                                                120,215          44,507         197,991

         Deferred:
           Federal and State                                    451,797      (1,085,119)        420,556
                                                           ------------    ------------    ------------
                                                           $    572,012    $ (1,040,612)   $    618,547
                                                           ============    ============    ============

         The differences between the provision (benefit) for income taxes from continuing operations computed at the federal statutory rate and the reported amount of tax expense attributable to income (loss) before provision (benefit) for income taxes for the years ended March 31, 2007, 2006 and 2005 are as follows:

                                                                               Rate
                                                           --------------------------------------------
                                                               2007            2006            2005
                                                           ------------    ------------    ------------

         Statutory Federal income tax                              34.0%          (34.0)%          34.0%
         State and local taxes, net of Federal benefit              4.6            (1.0)           14.6
         Under accrual from prior year                               --              --             1.6
         Permanent differences                                      4.9             1.4              .9
         Other                                                    (10.7)           (2.1)             .6
                                                           ------------    ------------    ------------
         Effective tax rate                                        32.8%          (35.7)%          51.7%
                                                           ============    ============    ============

         The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in net deferred tax asset are as follows:

                                                             March 31,       March 31,       March 31,
                                                               2007            2006            2005
                                                           ------------    ------------    ------------
Deferred tax (liabilities) assets:
Current:
    Unbilled revenue and allowance for
      doubtful accounts                                    $   (243,249)   $   (247,272)   $   (224,170)
                                                           ------------    ------------    ------------
Long-term:
    Goodwill, principally due to differences
      in amortization                                         1,656,873       1,657,893       2,053,441
    Net operating loss carryforwards                          2,938,063       3,837,115       2,451,502
    Other                                                       341,478         166,019        (124,946)
                                                           ------------    ------------    ------------
                                                              4,936,414       5,661,027       4,379,997
                                                           ------------    ------------    ------------
Net deferred tax asset                                     $  4,693,165    $  5,413,755    $  4,155,827
                                                           ============    ============    ============

         At March 31, 2007, the Company has federal net operating loss carry-forwards of approximately $7,250,000, of which approximately $897,000 was generated from stock-based compensation charges, that begin to expire March 31, 2024. The Company's wholly-owned subsidiaries are single-member limited liability companies that are disregarded for federal income tax return purposes. As such, the Company is not required to file a federal consolidated income tax return.

         The Company provides for income taxes under the provision of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. In assessing the realizability of deferred tax assets and liabilities, management considers whether it is more likely than not that some or all or them will not be realized. As of March 31, 2007 and 2006, the Company determined that a valuation allowance against its deferred tax asset was not necessary. The Company must generate approximately $14,308,000 of taxable income, exclusive of any reversals of timing differences, to fully utilize its deferred tax assets. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

(10)     Significant Customers
         ---------------------

         For the fiscal years ended March 31, 2007, 2006 and 2005, Diageo North America, Inc. ("Diageo") accounted for approximately 53%, 49% and 27%, respectively, of the Company's revenues. For the fiscal year ended March 31, 2005, Schieffelin & Somerset Co. and its successor entities ("S&S"), accounted for approximately 13% of its revenues. At March 31, 2007 and 2006, Diageo accounted for 64% and 44%, respectively, of the Company's accounts receivable.

(11)     Employee Benefit Plan
         ---------------------

         The Company has a savings plan available to substantially all salaried employees which is intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Pursuant to the 401(k) Plan, employees may contribute up to 15% of their eligible compensation, up to the maximum amount allowed by law. The Company at its sole discretion may from time to time make discretionary matching contributions as it deems advisable. For the years ended March 31, 2007, 2006 and 2005, the Company made discretionary contributions of approximately $181,000, $208,000 and $251,000, respectively.

(12)     Related Party Transactions
         --------------------------

         (a) In connection with the Company's acquisition of Optimum, the Company entered into a lease agreement with Thomas Lachenman, a former director of the Company and former owner of Optimum, for the lease of the Cincinnati principal office of Optimum. The lease provides for an annual rental, adjusted annually based upon changes in the local consumer price index. Rent expense under this lease amounted to approximately $173,000, $167,000, and $160,000 in Fiscal 2007, 2006 and 2005,
                  respectively. The lease expires in December 2010.

         (b) On June 14, 2006, the Board of Directors accepted the resignation of John Benfield, the Company's Chief Executive Officer, and appointed Marc C. Particelli, a member of the Company's Board of Directors, to serve as Chief Executive Officer and Chairman of the Board on an interim basis. Both Mr. Benfield's resignation and Mr. Particelli's appointment were effective as of July 12, 2006.

                  In connection with his appointment as interim Chief Executive Officer, the Board and Mr. Particelli entered into an employment agreement pursuant to which Mr. Particelli was to be paid an annual salary of $250,000 for devoting approximately 50% of his working time to the Company. In addition, for his agreement to serve as interim Chief Executive Officer, the Board approved the grant to Mr. Particelli of a five-year stock option to purchase 80,000 shares of the Company's common stock at a price of $1.57 per share (the market price of the common stock on the date the grant was authorized), 40,000 which vested immediately and the balance vesting upon the earlier of the selection by the Company of a permanent Chief Executive Officer or June 20, 2007. Accordingly, in October 2006, upon the appointment of the Company's new Chief Executive Officer, the remaining 40,000 shares of unvested options pursuant to this agreement became vested.

                  In addition, in connection with his resignation, the Company entered into an agreement with Mr. Benfield pursuant to which Mr. Benfield will, for the one-year period beginning July 1, 2006, continue to be compensated at his current rate of $300,000 per annum and receive the same benefits previously provided to him by the Company. The Company recorded a pre-tax charge of approximately $330,000 during the year ended March 31, 2007 in connection with its obligations under the agreement with Mr. Benfield.

         (c) On October 9, 2006, the Company entered into a three year employment agreement with Charles Tarzian under which Mr. Tarzian joined the Company as its President and Chief Executive Officer, replacing Marc C. Particelli, who had been serving as Chairman of the Board and Chief Executive Officer on an interim basis. The employment agreement with Mr. Tarzian is for a three-year term and provides Mr. Tarzian with:
                  o        An annual base salary of $375,000.
                  o An annual bonus based on the achievement of annual performance targets approved by the Company's Board of Directors.
                  o An award of 200,000 shares of the Company's common stock under a Restricted Stock Agreement. The shares will vest in one installment on October 9, 2011 provided Mr. Tarzian is then employed by the Company. In addition, as set forth in the Restricted Stock Agreement, the shares will be subject to earlier incremental vesting to the extent the Company's shares of common stock trade above specified thresholds for a minimum period of 20 consecutive trading days during the term of his employment with the Company.
                  o Up to an additional 50,000 shares of restricted Common Stock per year based on the achievement of annual targets approved by the Company's Board of Directors.

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

         (d) On April 2, 2007, the Company entered into a three year employment agreement with Brian Murphy, under which Mr. Murphy serves as the Company's Vice Chairman. The agreement supersedes and replaces an employment agreement under which Mr. Murphy had previously served as the Chief Executive Officer of the Company's U. S. Concepts subsidiary. The employment agreement with Mr. Murphy provides him with an annual base salary of $362,000. In addition, pursuant to the employment agreement, in the event Mr. Murphy's employment is terminated by the Company with "Cause" or by Mr. Murphy for "Good Reason," Mr. Murphy will be entitled to one month's severance payment for each year of service to the Company, with a maximum of twelve months of severance payments.

         (e) Pursuant to an Agreement dated as of April 30, 2007 between the Company and Erwin Mevorah, the Company's Chief Financial Officer, the Company and Mr. Mevorah agreed to Mr. Mevorah's resignation as Chief Financial Officer and the termination of his employment with the Company effective on April 30, 2007. In addition, pursuant to the Agreement:

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

                  Pursuant to certain Restricted Stock Agreements, the Company previously granted Mr. Mevorah 200,000 shares of common stock under its 2002 Plan. In connection with his termination, 160,000 shares of non-vested stock were forfeited.

         (f)      See also Note 4 - Note receivable from officer.

(13)     Summarized Quarterly Consolidated Financial Data (Unaudited)
         -----------------------------------------------------------

                         COACTIVE MARKETING GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                            ----------------------------------------------------------------------------
                                                                  Second Quarter       Third Quarter      Fourth Quarter
                                             First Quarter            Ended               Ended               Ended
                                             Ended June 30,       September 30,        December 31,         March 31,
                                                 2006                 2006                2006                2007
                                            ----------------------------------------------------------------------------
Sales                                       $     27,021,465    $     25,650,355    $     23,938,534    $     19,269,604
Operating expenses                                25,485,242          23,875,271          23,854,374          20,678,400
                                            ----------------------------------------------------------------------------
Operating income (loss)                            1,536,223           1,775,084              84,160          (1,408,796)
                                            ----------------------------------------------------------------------------
Net income (loss)                           $        756,362    $        862,912    $         88,126    $       (711,349)
Net income (loss) per common share:
     Basic                                  $            .11    $            .13    $            .01    $           (.10)
     Diluted                                $            .11    $            .12    $            .01    $           (.10)
Weighted average common shares:
     Basic                                         6,785,054           6,849,751           6,855,575           6,859,751
     Diluted                                       7,012,784           7,161,932           7,393,459           6,859,751


                                            ----------------------------------------------------------------------------
                                                                  Second Quarter       Third Quarter      Fourth Quarter
                                             First Quarter            Ended               Ended               Ended
                                             Ended June 30,       September 30,        December 31,         March 31,
                                                  2005                2005                2005                2006
                                            ----------------------------------------------------------------------------
Sales                                       $     18,911,790    $     24,070,949    $     20,871,399    $     19,449,802
Operating expenses                                19,784,911          24,056,861          21,250,874          20,890,999
                                            ----------------------------------------------------------------------------
Operating (loss) income                             (873,121)             14,088            (379,475)         (1,441,197)
                                            ----------------------------------------------------------------------------
Net (loss) income                           $       (589,883)   $          9,334    $       (249,357)   $       (971,709)
Net (loss) income per common share:
     Basic                                  $           (.09)   $            .00    $           (.04)   $           (.15)
     Diluted                                $           (.09)   $            .00    $           (.04)   $           (.15)
Weighted average common shares:

     Basic                                         6,261,690           6,325,443           6,605,303           6,618,951
     Diluted                                       6,261,690           6,947,979           6,605,303           6,618,951


Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

         None.

Item 9A. Controls and Procedures.
-------  -----------------------

Evaluation of Disclosure Controls and Procedures

         In connection with their review of our financial statements for the quarter ended September 30, 2006, Grant Thornton LLP, our independent auditor at the time of such review, communicated to management and our Audit Committee the existence of internal control deficiencies that constituted material weaknesses under standards established by the Public Company Accounting Oversight Board. A material weakness is a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of financial statements will not be prevented or detected. As a result of our communications with Grant Thornton and further review conducted by management and our Audit Committee, we believe the following material weaknesses existed during the period covered by this Annual Report:

         o Our failure to properly monitor and account for state sales and use tax liabilities in various jurisdictions.
         o        Our misapplication of revenue recognition policies.

These material weaknesses resulted in the restatement of our financial statements for the quarter ended June 30, 2006 and the years ended March 31, 2006, 2005 and 2004 To remedy the weakness related to sales and use taxes, we have retained third-party consultants with expertise in State and local sales and use taxes to further assist us in understanding and properly paying these obligations and recording these obligations on our financial statements.

         In addition, with the May 2007 restatement of our financial statements, we have corrected our misapplication of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," to a particular promotional program. Prior to the restatement, our misapplication of EITF 00-21 had resulted in the premature recording of revenues and related expenses during the fiscal year ended March 31, 2006. This error resulted in the understatement of revenues by approximately $524,000 and an overstatement of operating expenses by approximately $398,000 in the quarter ended June 30, 2006. Originally, we had determined that the design of the promotional program itself and the acquiring of participating partners entitled us to recognize a portion of the revenues to be generated by this program. We subsequently concluded that under EITF 00-21, revenues could only be recognized as certain field events of the program were executed on behalf of our clients. Such execution occurred during the period of April 2006 through July 2006. We do not expect future errors of this nature to occur in connection with our application of EITF 00-21 to revenues we generate from programs we execute for our clients.

         Grant Thornton also advised our Audit Committee that it believed there existed several other significant deficiencies that in the aggregate constituted material weaknesses. We believe the following significant deficiencies identified by Grant Thornton adversely impacted our internal controls during the period covered by this Annual Report:

         o        Resource constraints faced by our accounting department.
         o Excessive reliance on Excel spreadsheets in key areas, including as support for revenue recognition on certain customer contracts.
         o Insufficient controls in monitoring and controlling the posting of journal entries.
         o Ineffective controls over access by information technology personnel to information technology programs and systems.

         Our management and our current independent auditors, Lazar Levine & Felix LLP, have discussed the material weaknesses described above with our Audit Committee. By implementing the following remedial measures, management intends to improve its internal control over financial reporting and to avoid future material misstatements of our financial statements. Prior to the end of the period covered by this Annual Report, we have implemented or are implementing the following measures:

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

         An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, due to the material weaknesses described above, the Company's management, including our Chief Executive Officer and Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were ineffective, as of March 31, 2007, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses referred to above, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Controls

         There has not been any changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

The information required to be disclosed in Part III (Items 10, 11, 12, 13 and 14, and fees and services) will be incorporated by reference from the Company's definitive proxy statement if filed by July 30, 2007 or, if such proxy statement is not filed by such date, such information will be disclosed by amendment to this Form 10-K prior to July 31, 2007.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules.
-------   ------------------------------------------

         (a)      The following documents are filed as part of this Report.

                  1. Financial Statements:
                     --------------------

                                                                                                     Page
                  ---------------------------------------------------------------------------------------
                  Index to Financial Statements                                                        28
                     Report of Independent Registered Public Accounting Firm - Successor Auditor       29
                     Report of Independent Registered Public Accounting Firm - Predecessor Auditor     30
                     Consolidated Financial Statements:
                         Balance Sheets as of March 31, 2007 and 2006                                  31
                         Statements of Operations for the years ended March 31, 2007, 2006 and 2005    32
                         Statements of Stockholders' Equity for the years ended March 31, 2007,
                           2006 and 2005                                                               33
                         Statements of Cash Flows for the years ended March 31, 2007, 2006
                            and 2005                                                                   34
                     Notes to Consolidated Financial Statements                                        35

                  2. Financial Statement Schedules:
                     -----------------------------

                     S-1    Report of Independent Registered Public Accounting Firm                    62
                     S-2    Allowance for Doubtful Accounts                                            63

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

         10.1* Employment Agreement dated September 29, 1995 between Registrant and John P. Benfield (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

         10.2* Fifth Amendment to Employment Agreement dated March 31, 2006 between the Registrant and John P. Benfield (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 29, 2006, filed with the Securities and Exchange Commission on April 3, 2006).

         10.3* Employment Agreement dated September 29, 1995 between Registrant and Paul A. Amershadian (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, initially filed with the Securities and Exchange Commission on July 1, 1996).

         10.4* Fifth Amendment to Employment Agreement dated March 31, 2006 between Registrant and Paul A. Amershadian (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated March 29, 2006, filed with the Securities and Exchange Commission on April 3, 2006).

         10.5* Employment Agreement dated April 1, 2005 between Registrant and Erwin Mevorah (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 29, 2005, filed with the Securities and Exchange Commission on October 3, 2005).

         10.6* Restricted Stock Agreement dated March 31, 2006 between Registrant and Erwin Mevorah (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 31, 2006, filed with the Securities and Exchange Commission on April 4, 2006).

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

         10.11* CoActive Marketing Group, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Registrant's Definitive Proxy Statement initially filed with the Securities and Exchange Commission on July 29,
                         2002).

         10.12 Stock Purchase Agreement, dated as of May 22, 2006, by and between the Registrant, Yvonne Garcia and Market Vision (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 22, 2006, filed with the Securities and Exchange Commission on May 22, 2006).

         10.13* Employment Agreement dated June 20, 2006 between Registrant and Marc C. Particelli (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 14, 2006, filed with the Securities and Exchange Commission on June 20, 2006).

         10.14* Agreement dated June 19, 2006 between Registrant and John P. Benfield (incorporated by reference to Exhibit
                         10.2 to the Registrant's Current Report on Form 8-K dated June 14, 2006, filed with the Securities and Exchange Commission on June 20, 2006).

         10.15* Restricted Stock Agreement dated August 9, 2006 between Registrant and Erwin Mevorah (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 9, 2006, filed with the Securities and Exchange Commission on August 15, 2006).

         10.16* Employment Agreement dated October 9, 2006 between Registrant and Charles Tarzian (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 9, 2006, filed with the Securities and Exchange Commission on October 10,
                         2006).

         10.17* Restricted Stock Agreement dated October 9, 2006 between Registrant and Charlie Tarzian (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated October 9, 2006, filed with the Securities and Exchange Commission on October 10,
                         2006).

         10.18* Form of Indemnification Agreement for Directors and Officers, dated as of November 8, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 8, 2006, filed with the Securities and Exchange Commission on November 14,
                         2006).

         10.19* Agreement, dated as of March 27, 2007, between the Registrant and Paul Amershadian (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 28, 2007, filed with the Securities and Exchange Commission on April 2, 2007).

         10.20* Employment Agreement dated April 2, 2007 between Registrant and Brian Murphy (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 2, 2007, filed with the Securities and Exchange Commission on April 6, 2007).

         10.21* Agreement, dated as of April 30, 2007, between the Registrant and Erwin Mevorah (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 30, 2007, filed with the Securities and Exchange Commission on April 30, 2007).

         14 Registrant's Code of Ethics (incorporated by reference to Exhibit 14 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2004, initially filed with the Securities and Exchange Commission on July 22, 2004).

         21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 14 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2006, initially filed with the Securities and Exchange Commission on July 12, 2006).

         23.1            Consent of Lazar, Levine & Felix LLP

         23.2            Consent of BDO Seidman, LLP

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

         * Indicates a management contract or compensatory plan or arrangement

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
CoActive Marketing Group, Inc.

The audits referred to in our report dated June 30, 2006, except for Note 7, as to which is dated July 12, 2006, and except for Note 1, as to which is dated May 18, 2007, relating to the consolidated financial statements of CoActive Marketing Group, Inc. and Subsidiaries, which is contained in Item 8 of the Form 10-K, included the audits of the financial statement schedule for the years ended March 31, 2006 and 2005. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Melville, New York
May 18, 2007

                         Allowance for Doubtful Accounts

                                Balance                                        Balance
                             at beginning                                      at end
                               of period      Additions       Deductions      of period
                             ------------    ------------    ------------    ------------
Year ended March 31, 2007    $    325,210    $    199,108    $    159,402    $    364,916

Year ended March 31, 2006    $     68,944    $    301,985    $     45,719    $    325,210

Year ended March 31, 2005    $    295,981    $     63,500    $    290,537    $     68,944

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


                                       COACTIVE MARKETING GROUP, INC.

                                       By: /s/ JENNIFER R. CALABRESE
                                           -------------------------------------
                                           Jennifer R. Calabrese
                                           Vice President - Controller
                                           (Principal Accounting Officer)

                                           Dated: June 26, 2007


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature and Title                        Signature and Title
-------------------                        -------------------

By: /s/ CHARLES F. TARZIAN                 By: /s/ JENNIFER R. CALABRESE
    -------------------------------            ---------------------------------
    Charles F. Tarzian                         Jennifer R. Calabrese
    President and                              Vice President - Controller
    Chief Executive Officer                    (Principal Accounting Officer)
    (Principal Executive Officer)

    Dated: June 26, 2007                       Dated: June 26, 2007


By: /s/ HERBERT M. GARDNER                 By: /s/ MARC C. PARTICELLI
    -------------------------------            ---------------------------------
    Herbert M. Gardner                         Marc C. Particelli
    Director                                   Director
    Dated: June 26, 2007                       Dated: June 26, 2007


By: /s/ JOHN A. WARD, III                  By: /s/ JAMES H. FEENEY
    -------------------------------            ---------------------------------
    John A. Ward, III                          James H. Feeney
    Director                                   Director
    Dated: June 26, 2007                       Dated: June 26, 2007