Form 10-K/A
period 2007-03-31
COACTIVE MARKETING GROUP INC
filed 2007-07-31
CIK 886475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

       Registrant's telephone number, including area code: (212) 660-3800

           Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class             Name of Each Exchange on Which Registered
    -------------------             -----------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated files. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
 Large accelerated filer [ ]   Accelerated filer[ ]   Non-accelerated filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                   Yes [ ]                    No [X]

As of September 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $11,999,555.

As of June 15, 2007 there were 7,446,001 shares of Common Stock, $.001 par value, outstanding.

================================================================================

                                    PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

         The following table sets forth information with respect to each Director and executive officer of the Company.

                                    DIRECTORS
                                    ---------

Marc C. Particelli                      Chairman of the Board of the Company
Age: 62                                 since July 12, 2006, and its interim
Director since February 2005;           President and Chief Executive Officer
Chairman of the Board                   from July 12, 2006 until October 9,
                                        2006. Mr. Particelli was the Chief
                                        Executive Officer of Modem Media, an
                                        interactive marketing services firm,
                                        from January 1991 until its acquisition
                                        by Digitas Inc. in October 2004, and
                                        more recently, from August 2005 until
                                        March 2006, he was the Chief Executive
                                        Officer of TSM Corporation, a
                                        telecommunications company serving the
                                        Hispanic market. Earlier, Mr. Particelli was a partner at Oak Hill Capital
                                        Management, a private equity investment
                                        firm, and managing director at Odyssey
                                        Partners L.P., a hedge fund. Prior to
                                        entering the private equity business,
                                        Mr. Particelli spent 20 years with Booz
                                        Allen where he helped create the
                                        Marketing Industries Practice and led
                                        its expansion across Europe, Asia and
                                        South America. Mr. Particelli also
                                        currently serves as a director of and
                                        investor in several private companies,
                                        and as an advisor to several private
                                        equity firms. Mr. Particelli presently
                                        serves as a director of Pacifichealth
                                        Laboratories, Inc.

Charles F. Tarzian                      Chief Executive Officer of the Company
Age: 50                                 since October 9, 2006. From 1996 through
Director since October 2006;            1999, Mr. Tarzian was President of Blau
Chief Executive Officer                 Marketing Technologies, the technology
                                        subsidiary of Barry Blau and Partners,
                                        one of the largest independent direct
                                        marketing agencies in the U.S. at that
                                        time. In late 1998, he became Chief
                                        Technology Officer of Circle.com, the
                                        publicly traded subsidiary of Snyder
                                        Communications Inc. providing Internet
                                        professional services, including
                                        strategic e-commerce consulting and
                                        online marketing. Mr. Tarzian later
                                        became Circle.com's Chief Strategy
                                        Officer before being appointed its Chief
                                        Executive Officer in November 2000. In
                                        2001, Circle.com was integrated into
                                        Euro RSCG Worldwide, the global
                                        advertising unit of Havas, and Mr.
                                        Tarzian assumed the title of Chief
                                        Executive Officer of the New York region of Euro RSCG, a position he held until May 2006.

James H. Feeney                         Principal of The Feeney Group LLC, an
Age: 68                                 advertising and marketing consulting
Director since July 2004                firm working with companies in
                                        developing strategic positioning, since
                                        2000. Also Partner of O'Neil Lifton
                                        Huffstetler Feeney & Barry, a venture
                                        marketing, creative development firm,
                                        since May 2003. Prior thereto, from
                                        March 1996, was President and CEO of
                                        Trone Advertising, an advertising
                                        agency. Mr. Feeney was President and
                                        Chairman of the Executive Committee of
                                        Albert Frank-Guenther Law, a 125 year
                                        old international financial service
                                        agency from 1993 to 1996.

                                        Prior to AFGL, he spent 13 years as
                                        Executive Vice President of Ally&Gargano where he led the launch of MCI at the Agency for 5 years. He was at The Ted Bates Advertising Agency for 12 years where he was Managing Director, Senior Vice President.

Herbert M. Gardner                      Executive Vice President,
Age: 67                                 Barrett-Gardner Associates, Inc., an
Director since May 1997                 investment and merchant banking firm,
                                        since October 2002. Prior thereto,
                                        Senior Vice President of Janney
                                        Montgomery Scott LLC, an investment
                                        banking firm, since 1978. Presently
                                        serves as Chairman of the Board of
                                        Directors of Supreme Industries, Inc.
                                        and as a director of Chase Packaging
                                        Corp., Nu Horizons Electronics Corp.,
                                        TGC Industries, Inc. and Rumson Fair
                                        Haven Bank and Trust Company.

John A. Ward, III                       Mr. Ward has been the Chief Executive
Age: 61                                 Officer of Innovative Card Technologies,
Director since July 2002                Inc. since August 15, 2006, and was the
                                        interim Chief Executive Officer of Doral
                                        Financial Corporation from September 15,
                                        2005 until August 15, 2006. Previously,
                                        Mr. Ward was the Chairman and Chief
                                        Executive Officer of American Express
                                        Bank from January 1996 until September
                                        2000, and President of Travelers Cheque
                                        Group from April 1997 until September
                                        2000. Mr. Ward joined American Express
                                        following a 27-year career at Chase
                                        Manhattan Bank, during which he held
                                        various senior posts in the United
                                        States, Europe and Japan. His last
                                        position at Chase was that of Chief
                                        Executive Officer of ChaseBankCard
                                        Services, which he held from 1993 until
                                        1995. Presently serves as the Chairman
                                        of the Board of Innovative Card
                                        Technologies Inc. and as a director of
                                        Primus Guaranty, Ltd. and Rewards
                                        Network Inc.


                               EXECUTIVE OFFICERS
                               ------------------

Brian Murphy                            Vice Chairman of the Company since April
Age: 50                                 2, 2007. Previously, Chief Executive
Vice Chairman                           Officer of U.S. Concepts, a wholly-owned
                                        subsidiary of the Company, since
                                        December 29, 1998, and until January 6,
                                        2000, President of such company, and
                                        President of predecessor of U.S.
                                        Concepts from 1992 through December 29,
                                        1998.

Susan Murphy                            Interim Chief Financial Officer of the
Age: 46                                 Company since July 2, 2007, and a
Interim Chief Financial Officer         financial consultant to the Company
                                        since March 2007, during which time she
                                        has spearheaded the Company's efforts to implement and improve its internal controls over financial reporting. Ms.
                                        Murphy has been a financial reporting
                                        and internal controls consultant since
                                        July 2003, during which time she has
                                        been retained by Euro-RSCG, a division
                                        of Havas Advertising, and DoubleClick,
                                        among others. Previously, from August
                                        1987 to June 2003, Ms. Murphy held
                                        numerous senior level positions with
                                        Euro-RSCG, and was the Chief Financial
                                        Officer for its North American division
                                        from November 1999 until June 2003.

                                        From 1987 until 1999, she was the Chief
                                        Financial Officer and Managing Partner
                                        of Cohn & Wells, a direct marketing
                                        network, and a division of Euro-RSCG.

Denise Felitti                          Vice President - Controller of the
Age: 43                                 Company since July 2, 2007. Ms. Felitti
Vice President - Controller             has been employed by the Company in its
(Principal Accounting Officer)          finance and accounting department since
                                        August 2005. Previously, from 2003 to
                                        June 2005, Ms. Felitti was the Assistant
                                        Controller at Deutsch Advertising (a
                                        subsidiary of IPG), and from 2000 until
                                        May 2003, she was the Controller at
                                        Messner, Vetere, Berger, McNamee
                                        Schmetterer (a subsidiary of Euro RSCG).
                                        Ms. Felitti was also employed for 10
                                        years, ultimately as the
                                        Controller/Finance Manager, of Charlex
                                        Inc., a video production company. Ms.
                                        Felitti holds an MBA in Management.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and Directors and persons who own more than 10% of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. To the Company's knowledge, based solely on a review of the Forms 3, 4, and 5 submitted to the Company during and with respect to Fiscal 2007, there were no known failures to file a required Form 3, 4 or 5 and no known late filings of a required Form 3, 4 or 5 during Fiscal 2006 by any person required to file such forms with respect to the Company pursuant to Section 16 of the Exchange Act, other than two late filings of a Form 4 by Mr. Amershadian, and one late filing of a Form 4 by Mr. Particelli.

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

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

GENERAL

         The Compensation Committee of the Board of Directors (the "Committee"), under its charter, is charged with, among other things, determining the cash and non-cash compensation of our executive officers, and exercising the authority of the Board of Directors with respect to the administration of our stock-based and other incentive compensation plans.

         Our compensation arrangements with those persons who served as our executive officers for all or part of Fiscal 2007 primarily reflect the individual circumstances surrounding the applicable executive officer's hiring or appointment, as reflected in the employment agreements we entered into with those persons, and, in the case of departed executives, the separation agreements we entered into with such persons. The foregoing information is intended to provide context for the discussion that follows regarding our compensation arrangements with those persons who served as our executive officers for all or part of Fiscal 2007.

COMPENSATION PHILOSOPHY

         The Committee believes that the most effective executive compensation programs are designed to attract and retain key employees, reward the achievement of corporate and individual objectives, and reward superior performance. The Committee evaluates both performance and compensation to make sure that compensation provided to key employees remains competitive relative to the compensation paid to executives at peer companies. The Committee believes that the Company's compensation programs should include cash and equity-based compensation and should reward performance as measured against individual and Company goals.

ROLE OF MANAGEMENT OFFICERS IN COMPENSATION DECISIONS

         The Committee makes all compensation decisions for executive officers. The Chief Executive Officer, together with other members of management, evaluate the performance of executive officers (other than the Chief Executive Officer), and the Chief Executive Officer then makes recommendations to the Committee with respect to annual salary adjustments, annual cash bonus awards and restricted stock grants. The Committee can exercise its discretion in modifying any recommended salary adjustments or discretionary cash or equity-based awards to executives.

PRINCIPAL COMPONENTS OF COMPENSATION OF OUR EXECUTIVE OFFICERS

         The principal components of the compensation we have historically paid to our executive officers have consisted of:

            o   base salary;

            o   cash bonuses; and

            o equity compensation, generally in the form of stock options, and more recently in the form of restricted stock.

         In addition, for Fiscal 2007, the Company awarded discretionary cash bonuses to the persons serving as Chief Executive Officer and Chief Financial Officer as of the end of the year.

ALLOCATION AND OBJECTIVES OF COMPENSATION

         For Fiscal 2007, compensation of our executive officers primarily reflected the individual circumstances surrounding the applicable executive employment arrangements, as reflected in the agreements we entered into with those persons. Beginning with Fiscal 2008, the Committee has established the following policies and guidelines with respect to the mix of base salary, cash bonus and equity awards to be paid or awarded to our executive officers.

            o Target cash bonus for our Chief Executive Officer equal to 50% of his base salary for the achievement of objectives established by the Committee and the Board of Directors;

            o Target cash bonus for our other executive officers equal to 30% of the base salary of each such officer, respectively, for the achievement of objectives established by the Committee and the Board of Directors; and

            o Restricted stock grants vesting over five-years, awarded to executive officers at the discretion of the Committee annually and upon initial employment.

         The principal objective used by the Company for determining cash bonuses is EBITDA (earnings before interest, taxes, depreciation and amortization).

BASE SALARY

         Base salary levels for the Company's executive officers recognize the experience, skills, knowledge and responsibilities required of each executive officer and are determined, as applicable, based on prevailing market conditions, terms of existing employment agreements, and arms' length negotiation.

Chief Executive Officer

         Charles F. Tarzian was appointed our Chief Executive Officer on October 9, 2006. Pursuant to an employment agreement entered into by the Company and Mr. Tarzian, Mr. Tarzian's base salary is $375,000 per annum. The terms of Mr. Tarzian's employment agreement were negotiated by our Chairman of the Board, in consultation with the Committee, based on prevailing market conditions and available data on the compensation of executives in similar positions with comparable companies.

Interim and former Chief Executive Officer

         John Benfield was the Company's Chief Executive Officer during Fiscal 2007 up until July 12, 2006, and was replaced by Marc Particelli, who served as interim Chief Executive Officer until Mr. Tarzian's appointment in October 2006. The base salaries for Messrs. Benfield and Particelli for service to the Company as Chief Executive Officer were pursuant to the terms of the respective employment agreements with such persons which were approved of by the Committee.

Other Executive Officers

         The base salary for the Company's executive officers during Fiscal 2007 reflected the terms of their respective employment agreements, and in the case of the Company's Chief Financial Officer, a $50,000 raise effective in July 2006 to $306,000 per annum, which was approved of by the Committee.

EQUITY COMPENSATION

Chief Executive Officer

         Upon his appointment, the Committee approved the award to Mr. Tarzian of 200,000 shares of the Company's common stock under a Restricted Stock Agreement. The shares will vest in one installment on October 9, 2011 (the five-year anniversary of his appointment) if Mr. Tarzian is then employed by the Company. In addition, the shares are subject to earlier incremental vesting to the extent the Company's shares of common stock trade above specified thresholds for a minimum period of 20 consecutive trading days during the term of his employment with the Company.

Interim Chief Executive Officer

         In connection with his appointment as interim Chief Executive Officer, Mr. Particelli was issued a five-year stock option to purchase 80,000 shares of the Company's common stock at a price of $1.57 per share, the market price of the common stock on the date the grant was authorized.

Other Executive Officers

         In recognition of his service to the Company, the Company's Chief Financial Officer was granted 100,000 shares of the Company's common stock under a Restricted Stock Agreement in August 2006. By the terms of such grant, 80,000 of such shares were forfeited to the Company subsequent to Fiscal 2007 upon his departure from the Company. In addition, during Fiscal 2007, in order to increase the number of shares of Common Stock available for the grant of awards under the Company's 2002 Long-Term Incentive Plan, the Committee approved the grant of an aggregate of 198,750 shares of restricted stock to two executive officers in exchange for the cancellation by such officers of options to purchase an aggregate of 265,000 shares of Common Stock. 52,500 of such restricted shares were forfeited to the Company at the end of Fiscal 2007 upon the departure of one of such officers from the Company.

BONUS COMPENSATION

         On April 2, 2007, the Committee approved the payment of discretionary cash bonuses of $85,000 to Mr. Tarzian, and $65,000 to the Company's then Chief Financial Officer in respect of such officers' performance during Fiscal 2007. Such bonuses were paid in July 2007.

OTHER BENEFITS

         The Company believes that establishing competitive benefit packages for its employees is an important factor in attracting and retaining highly qualified personnel. Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, and the Company's 401(k) plan, in each case on the same basis as other employees. During 2007, consistent with the Company's practice with respect to all of its employees, the Company provided matching contributions under its 401(k) plan. Other than the 401(k) plan offered to all of its eligible employees, the Company does not offer retirement benefits.

                           SUMMARY COMPENSATION TABLE

         The following table shows for Fiscal 2007 compensation awarded to or earned by Charles F. Tarzian, the Company's Chief Executive Officer; John Benfield and Marc Particelli, each of whom served as Chief Executive Officer of the Company during portions of Fiscal 2007; Erwin Mevorah, who was the Company's Chief Financial Officer during Fiscal 2007; Paul A. Amershadian, who was an executive officer of the Company during Fiscal 2007; and Brian Murphy, who served as Chief Executive Officer of the Company's U.S. Concepts subsidiary during Fiscal 2007, and who is currently the Company's Vice Chairman (collectively, the "Named Executive Officers"). Messrs. Benfield, Mevorah and Amershadian are no longer employed by the Company.

                                                                    STOCK          OPTION         ALL OTHER
  NAME AND PRINCIPAL        FISCAL     SALARY                       AWARDS       AWARDS (1)      COMPENSATION
       POSITION              YEAR       ($)           BONUS ($)      ($)             ($)            (2)($)       TOTAL ($)
-------------------------   ------   ----------      ----------   ----------    ------------     ------------   ----------
Charles F. Tarzian,
Chief Executive Officer      2007    $  179,087      $   85,000   $   38,000              --               --   $  302,087

Marc Particelli,
former Chief Executive
Officer                      2007    $   72,917              --                 $     55,480(7)            --   $  128,397

John Benfield, former
Chief Executive Officer      2007    $  324,000(3)           --                           --     $      7,650   $  331,650

Erwin Mevorah, former
Chief Financial Officer      2007    $  307,940(4)   $   65,000   $   76,800              --     $      7,650   $  457,390

Brian Murphy, Vice
Chairman and former
Chief Executive
Officer of US Concepts       2007    $  362,000(5)           --   $    4,826              --     $      7,500   $  389,326

Paul Amershadian,
former Exec. VP of Sales     2007    $  316,148(6)           --   $    2,958                     $      1,249   $  320,355

(1) The value of option awards granted to the Named Executive Officers has been estimated pursuant to SFAS No. 123(R), except that for purposes of this table, we have assumed that none of the options will be forfeited. The Named Executive Officers will not realize the estimated value of these awards in cash until these awards are vested and exercised or sold. For information regarding our valuation of option awards, see "Stock Options" in Note 8 of our financial statements for the period ended March 31, 2007.
(2)      Consists of 401(k) matching  contributions.
(3)      Includes $6,000 in respect of a car allowance.
(4)      Includes $2,000 in respect of a car allowance.
(5)      Includes $4,000 in respect of a car allowance.
(6)      Includes $10,148 in respect of a car allowance.
(7) Reflects options to purchase 80,000 shares of Common Stock at an exercise price of $1.57, all of which are currently exercisable.

                   GRANTS OF PLAN-BASED AWARDS IN FISCAL 2007

                                    ALL OTHER STOCK     ALL OTHER OPTION
                                    AWARDS: NUMBER      AWARDS: NUMBER OF     EXERCISE OR       GRANT DATE FAIR
                                     OF SHARES OF          SECURITIES        BASE PRICE OF     VALUE OF STOCK AND
                                    STOCK OR UNITS     UNDERLYING OPTIONS    OPTION AWARDS       OPTION AWARDS
NAME                 GRANT DATE          (#)                  (#)               ($/SH)                ($)
------------------   ----------   ------------------   ------------------   ----------------   ------------------
Charlie Tarzian      10/9/2006               200,000                   --                 --   $          380,000

Marc Particelli      6/20/2006                    --               80,000   $           1.57   $           55,480

John Benfield            --                       --                   --                 --                   --

Erwin Mevorah         8/9/2006               100,000                   --                 --   $          171,000

Brian Murphy         2/14/2007               146,250                   --                 --   $          289,575

Paul Amershadian     1/18/2007                52,500                   --                 --   $           88,725

                                               OUTSTANDING EQUITY AWARDS AT MARCH 31, 2007
                       -----------------------------------------------------------------------------------------------
                                                OPTION AWARDS                                   STOCK AWARDS
                       -------------------------------------------------------------   -------------------------------
                         NUMBER OF       NUMBER OF                                       NUMBER OF          MARKET
                        SECURITIES      SECURITIES                                       SHARES OR         VALUE OF
                         UNDERLYING     UNDERLYING                                       UNITS OF          SHARES OR
                        UNEXERCISED     UNEXERCISED                                     STOCK THAT         UNITS OF
                          OPTIONS        OPTIONS          OPTION           OPTION        HAVE NOT          STOCK THAT
                            (#)            (#)           EXERCISE        EXPIRATION       VESTED           HAVE NOT
NAME                    EXERCISABLE    UNEXERCISABLE     PRICE ($)          DATE            (#)            VESTED ($)
--------------------   -------------   -------------   -------------   -------------   -------------     -------------
Charlie Tarzian                   --              --              --              --         200,000     $     398,000

Marc Particelli (1)           80,000              --   $        1.57       6/14/2011              --                --

John Benfield                125,000              --   $        4.00        5/2/2007
                              70,000                   $        3.00       6/17/2008              --                --

Erwin Mevorah                     --              --              --              --         160,000(2)  $     318,400

Brian Murphy                      --              --              --              --         146,250     $     291,038

Paul  Amershadian                 --              --              --              --              --                --

(1)      Does not include options awarded for services as a director.
(2) These shares were subsequently forfeited to the Company upon Mr. Mevorah's departure from the Company.

                OPTION EXERCISES AND STOCK VESTED IN FISCAL 2007

                          OPTION AWARDS                  STOCK AWARDS
                   ----------------------------   -----------------------------
                     NUMBER OF                       NUMBER OF
                      SHARES          VALUE          SHARES           VALUE
                    ACQUIRED ON    REALIZED ON     ACQUIRED ON     REALIZED ON
                     EXERCISE        EXERCISE        VESTING         VESTING
      NAME              (#)            ($)             (#)             ($)
-----------------  ------------   -------------   -------------   -------------
Charlie Tarzian              --              --              --              --

Marc Particelli              --              --              --              --

John Benfield           125,000   $     150,000              --              --

Erwin Mevorah                --              --          40,000   $      79,600

Brian Murphy                 --              --              --              --

Paul Amershadian        108,880   $     130,656              --              --


EXECUTIVE EMPLOYMENT CONTRACTS, TERMINATION OF
EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         Charles F. Tarzian. On October 9, 2006, the Company entered into an Employment Agreement with Charles F. Tarzian under which Mr. Tarzian joined the Company as its President and Chief Executive Officer, replacing Marc C. Particelli. The Employment Agreement with Mr. Tarzian is for a three-year term and provides Mr. Tarzian with (i) an annual base salary of $375,000, (ii) an annual bonus targeted at 50% of his base salary, (iii) an initial award of 200,000 shares of the Company's common stock under a Restricted Stock Agreement, and (iv) up to an additional 50,000 shares of restricted Common Stock per year based on the achievement of annual targets approved by the Company's Board of Directors. Pursuant to the Employment Agreement, in the event that Mr. Tarzian's employment is terminated by the Company without "Cause" or by Mr. Tarzian for "Good Reason", Mr. Tarzian will be entitled to six months severance pay.

         John Benfield. On June 14, 2006, the Board of Directors of the Company accepted the resignation of John Benfield, the Company's President, Chief Executive Officer and Chairman of the Board, and appointed Marc C. Particelli, a member of the Company's Board of Directors, to serve as Mr. Benfield's replacement on an interim basis. Mr. Benfield's resignation was effective as of July 12, 2006. In connection with Mr. Benfield's resignation, the Company and Mr. Benfield entered into an Agreement pursuant to which Mr. Benfield continued to be compensated at the rate of $300,000 per annum and received the same benefits previously provided to him by the Company as its Chief Executive Officer until July 1, 2007. Pursuant to that Agreement, Mr. Benfield remained employed by the Company to assist in the transition for a period of three-months following his resignation.

         Marc C. Particelli. In connection with his appointment as interim Chief Executive Officer, Mr. Particelli entered into an Employment Agreement with the Company pursuant to which Mr. Particelli was paid an annual salary of $250,000 for devoting approximately 50% of his working time to the Company. In addition, for his agreement to serve as interim President, Chief Executive Officer and Chairman of the Board, the Board approved the grant to Mr. Particelli of a five-year stock option to purchase 80,000 shares of the Company's Common Stock at a price of $1.57 per share, the market price of the common stock on the date the grant was authorized.

         Brian Murphy. On April 2, 2007, the Company entered into an Employment Agreement with Brian Murphy under which Mr. Murphy serves as the Company's Vice Chairman. This Employment Agreement superseded and replaced an employment agreement under which Mr. Murphy had served as the Chief Executive Officer of the Company's U.S. Concepts subsidiary. The Employment Agreement with Mr. Murphy is for a three-year term and provides Mr. Murphy with an annual base salary of $362,000. Pursuant to the Employment Agreement, in the event Mr. Murphy's employment is terminated by the Company without "Cause" or by Mr. Murphy for "Good Reason", Mr. Murphy will be entitled to one month's severance payment for each year of service to the Company, with a maximum of twelve months of severance payments.

         Erwin Mevorah. Pursuant to an Agreement dated as of April 30, 2007, the Company and Mr. Mevorah agreed to Mr. Mevorah's resignation as Chief Financial Officer and the termination of his employment with the Company. Pursuant to the Agreement, the Company (i) agreed to pay Mr. Mevorah up to six months' of severance payments in the amount of $153,000, and in no event less than four months of severance payments, and (ii) paid Mr. Mevorah his previously approved bonus of $65,000 plus approximately $11,000 for accrued and unused vacation days.

         Paul Amershadian. Pursuant to an Agreement dated as of March 27, 2007, the employment relationship between Paul Amershadian, the Company's former Executive Vice President of Marketing and Sales and the Company terminated on March 31, 2007, the last day of the term of his employment under his Employment Agreement with the Company. Pursuant to the Agreement (i) the Company paid Mr. Amershadian a severance payment of $50,000, plus $12,500 per month for the three-month period ending June 30, 2007 for consulting services, (ii) Mr. Amershadian sold to three directors of the Company 163,196 shares of the Company's Common Stock for aggregate consideration of $258,568, which proceeds were paid to the Company to reduce Mr. Amershadian's obligations to the Company under a promissory note, and (iii) Mr. Amershadian's remaining obligations under that promissory note in the amount of approximately $306,000 were cancelled.

         Neither Susan Murphy, the Company's interim Chief Financial Offer, nor Denise Felitti, the Company's Vice President - Controller, are party to an employment agreement with the Company.

COMPENSATION OF DIRECTORS

         The following table shows for the Fiscal 2007 certain information with respect to the compensation of all non-employee directors of the Company.

                           FEES EARNED OR     OPTION
                            PAID IN CASH     AWARDS (1)      TOTAL
NAME                             ($)             ($)          ($)
------------------------   --------------  -------------   ----------
Marc C. Particelli (2)             98,750         17,136      115,886
Herbert M. Gardner (3)             60,250          7,603       67,853
John A. Ward, III (4)              54,750          7,603       62,353
James H. Feeney (5)                72,500         17,136       89,636
Thomas Lachenman (6)               16,000          7,603       23,603

(1) The value of option awards granted to directors has been estimated pursuant to SFAS No. 123(R) for options granted in Fiscal 2007. The directors will not realize the estimated value of these awards in cash until these awards are vested and exercised or sold. For information regarding our valuation of option awards, see "Stock Options" in Note 8 of our financial statements for the period ended March 31, 2007.
(2) At March 31, 2007, Mr. Particelli held options to purchase an aggregate of 115,000 shares of Common Stock.
(3) At March 31, 2007, Mr. Gardner held options to purchase an aggregate of 68,125 shares of Common Stock.
(4) At March 31, 2007, Mr. Ward held options to purchase an aggregate of 33,750 shares of Common Stock.
(5) At March 31, 2007, Mr. Feeney held options to purchase an aggregate of 50,000 shares of Common Stock.
(6) At March 31, 2007, Mr. Lachenman held options to purchase an aggregate of 28,750 shares of Common Stock. Mr. Lachenman ceased to be a director on September 28, 2006.

         For Fiscal 2007, each non-employee Director received an annual stipend of $20,000, a fee of $1,500 per Board meeting attended and a fee of $750 per Committee meeting attended, and the Chairman of the Audit Committee received a special one-time payment of $10,000 in light of additional time commitments required of him in connection with the restatement of the Company's financial statements and change in auditors. All Directors are reimbursed for reasonable travel expenses incurred in connection with attending Board meetings. Pursuant to the Company's 2002 Long-Term Incentive Plan, each of the Company's non-employee Directors was granted an option to purchase 10,000 shares of Common Stock on April 30, 2006, exercisable at the fair market value of the shares of Common Stock on the date of grant. Each such option became exercisable as to 5,000 of the shares covered thereby on the date of grant and as to the remaining 5,000 shares on the first anniversary of the date of grant.

         In addition, on April 28, 2006, the Company's Board of Directors formed a Strategic Committee and appointed Marc C. Particelli and James H. Feeney to serve as members of that Committee. For serving on the Strategic Committee, each of Messrs. Particelli and Feeney received a one time fee of $15,000 and a five-year option to purchase 15,000 shares of Common Stock at a price of $1.70 per share. During Fiscal 2007, the Strategic Committee conducted an in-depth review of the Company's personnel and operations and made recommendation to the Company's Board of Directors and senior management based on such review.

         In connection with Mr. Tarzian's appointment as President and Chief Executive Officer in October 2006, the Company's Board of Directors approved compensation for Mr. Particelli, as the Company's non-executive Chairman of the Board following such appointment, in the amount of $100,000 per annum, which is in lieu of the $20,000 stipend paid to non-employee directors.

         For Fiscal 2008, in addition to the fees and stipends set forth above, the Board has approved annual payments of $15,000 and $7,500 for Chairmen of the Audit and Compensation Committees, respectively. During Fiscal 2008, the Board also approved the replacement of the annual grant to non-employee directors of options to purchase 10,000 shares of Common Stock, with the quarterly grant, on the first day of each fiscal quarter, of shares Common Stock with a value of $7,500 as of the last day of the preceding quarter. Half of the shares with respect to each such grant are subject to forfeiture in the event the grantee ceases to be a director of the Company during the one-year period following the date of grant. The first such grant to the Company's non-employee directors was effected on July 2, 2007.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         None of the current members of the Compensation Committee have been, or are, an officer or employee of the Company. During Fiscal 2007, none of our executive officers served as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that had one or more executive officers serving as a member of our Board of Directors.

                          COMPENSATION COMMITTEE REPORT

         We have reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on that review and discussion, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement and incorporated into our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

         John A. Ward, III, Chairman
         James H. Feeney
         Herbert M. Gardner

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information as of July 30, 2007 with respect to stock ownership of (i) those persons or groups known to the Company to beneficially own more than 5% of the Company's outstanding Common Stock, (ii) each of the Directors and nominees of the Company and the Company's executive officers named in the summary compensation table, and (iii) the Company's Directors and executive officers as a group. Unless otherwise indicated, the named beneficial owner has sole voting and investment power with respect to the shares.

                                                                                   PERCENT
                                                          AMOUNT AND NATURE           OF
         NAME AND ADDRESS OF BENEFICIAL OWNER         OF BENEFICIAL OWNERSHIP(1)   CLASS(1)
         ------------------------------------------   --------------------------   --------
(i)      Beneficial Owners of More Than 5% of the
         Common Stock (Other Than Directors,
         Nominees and Executive Officers)

         Rutabaga Capital Management                           744,311(2)               9.9%
         64 Broad Street, 3rd Floor
         Boston, MA 02109

         John P. Benfield                                      610,278(3)               8.1%
         63 Murray Ave.
         Port Washington, NY 11050

         Donald A. Bernard                                     594,648(3)               7.9%
         c/o CoActive Marketing Group, Inc.
         75 Ninth Avenue
         New York, NY 1011

         Thomas E. Lachenman                                   464,448(4)               6.2%
         7788 White Road
         Rising Sun, Indian 47040

(ii)     Directors, Nominees and Executive Officers

         Brian Murphy                                          701,250                  9.4%
         c/o CoActive Marketing Group, Inc.
         75 Ninth Avenue
         New York, NY 10011

         Herbert M. Gardner                                    290,373(5)               3.8%
         c/o CoActive Marketing Group, Inc.
         75 Ninth Avenue
         New York, NY 10011

         John A. Ward, III                                     188,491(6)               2.5%
         c/o CoActive Marketing Group, Inc.
         75 Ninth Avenue
         New York, NY 10011

         Charles F. Tarzian                                    206,955(7)               2.8%
         c/o CoActive Marketing Group, Inc.
         75 Ninth Avenue
         New York, NY 10011

                                                                                   PERCENT
                                                          AMOUNT AND NATURE           OF
         NAME AND ADDRESS OF BENEFICIAL OWNER         OF BENEFICIAL OWNERSHIP(1)   CLASS(1)
         ------------------------------------------   --------------------------   --------
         Marc C. Particelli                                    231,080(8)               3.0%
         c/o CoActive Marketing Group, Inc.
         75 Ninth Avenue
         New York, NY 10011

         James H. Feeney                                        57,841(9)                 *
         c/o CoActive Marketing Group, Inc.
         75 Ninth Avenue
         New York, NY 10011

         Susan Murphy                                           20,000                    *
         c/o CoActive Marketing Group, Inc.
         75 Ninth Avenue
         New York, NY 10011

         Denise Felitti                                              0                    *
         c/o CoActive Marketing Group, Inc.
         75 Ninth Avenue
         New York, NY 10011

(iii)    All Directors and Executive Officers as a           1,695,990(5)(6)           21.7%
         Group (8 persons)                                            (7)(8)(9)

*        Less than 1%.

(1) All information was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission or otherwise available to the Company.

(2)      Based solely on a Form 13F-HR/A filed with the SEC on May 11, 2007.

(3) Includes 70,000 shares of Common Stock issuable upon exercise of immediately exercisable options.

(4) Includes 28,750 shares of Common Stock issuable upon exercise of immediately exercisable options and 325,698 shares of Common Stock registered in the name of OG Holding Corporation Liquidation Trust. Mr. Lachenman is the trustee of OG Holding Corporation Liquidation Trust and owns the entire interest of the trust in the shares of Common Stock held by the trust.

(5) Includes 40,766 shares of Common Stock issuable upon exercise of immediately exercisable warrants, 66,250 shares of Common Stock issuable upon exercise of immediately exercisable options, 10,000 shares of Common Stock held in a qualified plan, and 46,299 shares of Common Stock held in individual retirement accounts for the benefit of Mr. Gardner. Excludes (i) 23,766 shares of Common Stock held by Mr. Gardner's wife, as to which Mr. Gardner disclaims any beneficial interest, and (ii) 5,880 shares of Common Stock owned by the Gardner Family Foundation, a charitable organization, of which Mr. Gardner is President and a board member.

(6) Includes 38,750 shares of Common Stock issuable upon exercise of immediately exercisable options.

(7) Includes 2,000 shares owned by Mr. Tarzian's spouse as to which Mr. Tarzian disclaims beneficial ownership.

(8) Includes 120,000 shares of Common Stock issuable upon exercise of immediately exercisable options. Also includes (i) 5,700 shares owned by Mr. Particelli's IRA; and (ii) 19,000 shares owned by the Marc C & Kaye B GRAT Trust (the "Trust"). The beneficiaries of the Trust are Mr. Particelli's children, and Mr. Particelli's wife is a trustee of the Trust. Mr. Particelli disclaims beneficial ownership of the shares held by the Trust.

(9) Includes 55,000 shares of Common Stock issuable upon exercise of immediately exercisable options.

TEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE.

                        TRANSACTIONS WITH RELATED PERSONS

RELATED-PERSON TRANSACTIONS POLICY AND PROCEDURES

         In 2007, the Company adopted a written Related-Person Transactions Policy that sets forth the Company's policies and procedures regarding the identification, review, consideration and approval or ratification of "related-persons transactions." For purposes of our policy only, a "related-person transaction" is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any "related person" are participants involving an amount that exceeds $50,000. Transactions involving compensation for services provided to the Company as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.

         Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, the Company relies on information supplied by its executive officers and directors. In considering related-person transactions, the Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to the Company, (b) the impact on a director's independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products, and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Committee look at, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders, as the Committee determines in the good faith exercise of its discretion.

RELATED-PERSON TRANSACTIONS

PAUL AMERSHADIAN

         Prior to Fiscal 2007, the Company made loans to Paul Amershadian aggregating $550,000, which were evidenced by an Amended and Restated Promissory Note dated May 24, 2001. Prior to cancellation in March 2007, the Amended Note was secured by (i) a first lien and security interest in 163,196 shares of the Company's Common Stock owned by Mr. Amershadian (after giving effect to the surrender of 153,052 shares described below), and (ii) a second mortgage on Mr. Amershadian's home. The Amended Note provided for payment of interest at a floating rate equal to the highest rate at which we pay interest on our bank borrowings, monthly payment of one-half of the interest that accrued over the preceding month, payment of accrued interest and principal from one-half of the after-tax amount, if any, of bonuses paid to Mr. Amershadian by the Company, and payment of the remaining balance of principal and accrued interest on May 24, 2006. Until April 2006, Mr. Amershadian did not make any of the required monthly interest payments under the Amended Note. On April 26, 2006, Mr. Amershadian surrendered to the Company for cancellation 153,052 shares of Common Stock as payment in full of interest in the amount of $283,147 accrued through May 24, 2006.

         Pursuant to an Agreement dated as of March 27, 2007, the employment relationship between the Company and Mr. Amershadian terminated effective March 31, 2007, the last day of the term of his employment under his Employment Agreement with the Company. Pursuant to the Agreement (i) the Company paid Mr. Amershadian a severance payment of $50,000, plus $12,500 per month for the three-month period ending June 30, 2007 for consulting services, (ii) Mr. Amershadian sold to three directors of the Company 163,196 shares of the Company's Common Stock for aggregate consideration of $258,568, which proceeds were paid to the Company to reduce Mr. Amershadian's obligations to the Company under the Amended Note, and (iii) Mr. Amershadian's remaining obligations under the Amended Note in the amount of approximately $306,000 were cancelled.

LEASE OF OPTIMUM OFFICE

         In connection with the Company's acquisition of its Optimum subsidiary in 1998, the Company entered into an agreement with Thomas Lachenman, a principal stockholder of the Company and former owner of Optimum, for the lease of the Cincinnati principal office of Optimum, which is owned by Mr. Lachenman. The agreement provides for annual rental payments, in the amount of $173,000 for Fiscal 2007, adjusted annually based upon changes in the local consumer price index. The lease expires in December 2010.

TERMINATION AGREEMENTS

         As described above under "Executive Employment Contracts, Termination of Employment and Change-in-Control Arrangements", during Fiscal 2007, the Company entered into an agreement with respect to John Benfield's resignation as Chief Executive Officer of the Company, and subsequent to Fiscal 2007, the Company entered into agreement with respect to Erwin Mevorah's resignation as Chief Financial Officer of the Company.

INDEMNIFICATION AGREEMENTS

         The Company has entered into individual indemnification agreements with its directors. The agreements implement with more specificity, and supplement, the indemnification provisions provided by Delaware law and the Company's By-Laws. The terms of the Indemnification Agreements provide, among other things, that to the extent permitted by Delaware law, the Company will indemnify the director party to the agreement against any and all losses, expenses and liabilities arising out of such person's service as a director of the Company.

DIRECTOR INDEPENDENCE

         The Board of Directors has determined that each of the following directors is an "independent director" as defined in Rule 4200(a)(15) of the listing standards of the National Association of Securities Dealers (the "NASD listing standards"): Herbert M. Gardner, James H. Feeney, Marc C. Particelli and John A. Ward, III. The Board of Directors has also determined that each of the members of its Audit, Compensation and Nominating Committees meets the independence requirements applicable to those committees prescribed by the NASD listing standards and the Securities and Exchange Commission, as currently in effect.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

PRINCIPAL ACCOUNTING FIRM FEES

       The following table sets forth the aggregate fees billed to and accrued by the Company for Fiscal 2007 and Fiscal 2006, by BDO Seidman, LLP (the Company's former principal accountant) and Lazar Levine & Felix LLP (the Company's current principal accountant):

                                                                       FISCAL 2007    FISCAL 2006
                                                                       ------------   ------------
Audit Fees (for audit of annual financial statements
 and review of quarterly financial statements)                         $    421,300   $    273,000
Audit-Related Fees (review workpapers of predecessor auditors)               64,500              -
Tax Fees (for federal, State and local tax compliance and planning)         107,850         30,000
All Other Fees (in connection with restatement of financial
 statements for prior periods)                                              163,594         21,000
                                                                       ------------   ------------
    Total                                                              $    757,850   $    324,800
                                                                       ============   ============

         In addition to the fees set forth above, during Fiscal 2007, the Company paid $290,000 to Grant Thornton for services rendered during the period they served as the Company's principal accountant. Grant Thornton served as the Company's principal accountant from September 27, 2006 until January 10, 2007, but did not audit, or issue any report in respect of, any financial statements of the Company during the course of their engagement by the Company.

PRE-APPROVAL POLICIES AND PROCEDURES

         The Audit Committee has adopted a policy requiring pre-approval by the Audit Committee of all services (audit and non-audit) to be provided to the Company by its independent auditor. In accordance with that policy, the Audit Committee approved all non-audit services rendered to the Company by BDO in Fiscal 2007 and has determined that the provision of non-audit services by such auditors was compatible with maintaining their independence. Lazar Levine has not provided the Company with any non-audit services.

                                     PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number      Description of Exhibits.
-------     --------------------------------------------------------------------
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

                                       COACTIVE MARKETING GROUP, INC.

                                       By: /s/ Charles F. Tarzian
                                           -------------------------------------
                                           Charles F. Tarzian
                                           President and Chief Executive Officer


                                       Dated: July 27, 2007

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

         Signature and Title                       Signature and Title
--------------------------------------    --------------------------------------

By: /s/ Charles F. Tarzian                By: /s/ Susan Murphy
    ----------------------------------        ----------------------------------
    Charles F. Tarzian                        Susan Murphy
    President and                             Chief Financial Officer
    Chief Executive Officer and               (Principal Financial Officer)
    Director
    (Principal Executive Officer)

Dated: July 27, 2007                      Dated: July 27, 2007


By: /s/ Denise Felitti                    By: /s/ Herbert M. Gardner
    ----------------------------------        ----------------------------------
    Denise Felitti                            Herbert M. Gardner
    Vice President - Controller               Director
    (Principal Accounting Officer)

Dated: July 27, 2007                      Dated: July 27, 2007


By: /s/ James H. Feeney                   By: /s/ Marc C. Particelli
    ----------------------------------        ----------------------------------
    James H. Feeney                           Marc C. Particelli
    Director                                  Director

Dated: July 27, 2007                      Dated: July 27, 2007


By: /s/ John A. Ward, III
    ----------------------------------
    John A. Ward, III
    Director

Dated: July 27, 2007