Form 10-Q
period 2007-06-30
COACTIVE MARKETING GROUP INC
filed 2007-08-14
CIK 886475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2007

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


Registrant's telephone number, including area code: (212) 660-3800
                                                    ---------------

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

                           Yes [ ]             No [X]

As of August, 10, 2007, 7,457,365 shares of the Registrant's Common Stock, par value $.001 per share, were outstanding.

================================================================================

                                     INDEX
                                     -----

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Condensed Consolidated Financial Statements of CoActive
         Marketing Group, Inc. and Subsidiaries (Unaudited)

            Balance Sheets - June 30, 2007 and
                March 31, 2007 (Audited)                                       3

            Statements of Operations - Three months ended
                June 30, 2007 and June 30, 2006                                4

            Statements of Cash Flows - Three months ended
                June 30, 2007 and June 30, 2006                                5

         Notes to Unaudited Condensed Consolidated Financial Statements        7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           15

Item 4.  Controls and Procedures                                              15

PART II - OTHER INFORMATION
---------------------------

Items 1, 1A, 2, 3, 4 and 5.  Not Applicable

Item 6.  Exhibits                                                             17

SIGNATURES                                                                    18
----------

                         PART I - FINANCIAL INFORMATION
                         COACTIVE MARKETING GROUP, INC.
                      Condensed Consolidated Balance Sheets
                        June 30, 2007 and March 31, 2007


                                                                                             June 30, 2007   March 31, 2007
                                                                                             -------------   --------------
                                                                                              (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                                                $    755,740    $  9,514,081
     Accounts receivable, net of allowance for doubtful accounts of
        $369,415 at June 30, 2007 and $365,000 at March 31, 2007                                18,266,753      12,131,037
     Unbilled contracts in progress                                                              2,749,309       2,114,564
     Deferred contract costs                                                                     1,291,040       1,552,910
     Prepaid expenses and other current assets                                                     983,180         913,538
                                                                                              ------------    ------------
        Total current assets                                                                    24,046,022      26,226,130

Property and equipment, net                                                                      3,363,564       3,382,968

Deferred tax asset                                                                               4,936,414       4,936,414
Goodwill and intangible asset                                                                    7,557,203       7,557,203
Other assets                                                                                        38,667          38,667
                                                                                              ------------    ------------
     Total assets                                                                             $ 39,941,870    $ 42,141,382
                                                                                              ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                                          $  3,297,037    $  3,568,910
    Accrued compensation                                                                         2,547,970       2,166,244
    Accrued job costs                                                                            1,372,940         999,588
    Other accrued liabilities                                                                    1,851,796       2,148,423
    Deferred revenue                                                                            18,185,772      18,364,020
    Income taxes payable                                                                                 -          52,060
    Deferred taxes payable                                                                         243,249         243,249
    Notes payable bank - current                                                                         -       2,000,000
                                                                                              ------------    ------------
        Total current liabilities                                                               27,498,764      29,542,494

Deferred rent                                                                                    2,550,755       2,542,452
                                                                                              ------------    ------------
    Total liabilities                                                                           30,049,519      32,084,946
                                                                                              ------------    ------------
Stockholders' equity:
    Class A convertible preferred stock, par value $.001; authorized 650,000
shares; none issued and outstanding                                                                      -               -
    Class B convertible preferred stock, par value $.001; authorized 700,000
shares; none issued and outstanding                                                                      -               -
    Preferred stock, undesignated; authorized 3,650,000 shares;
    none issued and outstanding                                                                          -               -
Common stock, par value $.001; authorized 25,000,000 shares; issued and
outstanding 7,426,001 shares at June 30, 2007 and 7,626,001 at March 31, 2007                        7,426           7,626
     Additional paid-in capital                                                                 10,815,782      10,733,431
     Retained earnings (accumulated deficit)                                                      (930,857)       (684,621)
                                                                                              ------------    ------------
        Total stockholders' equity                                                               9,892,351      10,056,436
                                                                                              ------------    ------------
     Total liabilities and stockholders' equity                                               $ 39,941,870    $ 42,141,382
                                                                                              ============    ============


See accompanying notes.

                         COACTIVE MARKETING GROUP, INC.
                 Condensed Consolidated Statements of Operations
                    Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)



                                                                         Three Months Ended June 30
                                                                             2007           2006
                                                                        ------------    ------------

Sales                                                                   $ 20,408,420    $ 27,021,465
                                                                        ------------    ------------

Operating expenses:
Reimbursable program costs and expenses                                    6,172,718      10,713,331
Outside production and other program expenses                              6,421,798       7,293,709
Compensation expense                                                       6,665,334       5,295,872
General and administrative expenses                                        1,507,792       2,182,330
                                                                        ------------    ------------
Total operating expenses                                                  20,767,642      25,485,242
                                                                        ------------    ------------

Operating income (loss)                                                     (359,222)      1,536,223

Interest expense, net                                                        (22,176)        (37,912)
Other income                                                                  15,162          57,000
                                                                        ------------    ------------

Income (loss) from continuing operations before provision
for income taxes                                                            (366,236)      1,555,311

Provision (credit)  for income taxes                                        (120,000)        622,125
                                                                        ------------    ------------

Income (loss) from continuing operations                                    (246,236)        933,186
                                                                        ------------    ------------

Discontinued operations:

Loss from discontinued operations, net of tax (benefit) of ($32,591)               -         (49,650)

Loss on disposal of discontinued operations, net of tax provision
   of $302,004                                                                     -        (127,174)
                                                                        ------------    ------------
Loss from discontinued operations                                                  -        (176,824)
                                                                        ------------    ------------
Net income (loss)                                                       $   (246,236)   $    756,362
                                                                        ============    ============

Basic earnings (loss) per share:
      Income (loss) from continuing operations                          $       (.04)   $        .14
      Income (loss) from discontinued operations                                   -            (.03)
                                                                        ------------    ------------
      Net income (loss) per share                                       $       (.04)   $        .11
                                                                        ------------    ------------
Diluted earnings (loss) per share:
      Income (loss) from continuing operations                          $       (.04)   $        .13
      Income (loss) from discontinued operations                                   -            (.02)
                                                                        ------------    ------------
      Net income (loss) per share                                       $       (.04)   $        .11
                                                                        ------------    ------------
Weighted average number of common shares outstanding:

Basic                                                                      6,923,751       6,785,054

Dilutive effect of options, warrants and restricted shares                         -         227,730
                                                                        ------------    ------------
Diluted                                                                    6,923,751       7,012,784
                                                                        ============    ============

See accompanying notes.

                         COACTIVE MARKETING GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                    Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)

                                                                                   2007           2006
                                                                                -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                                          $  (246,236)   $   756,362
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                              191,068        226,089
         Deferred rent amortization                                                   8,303        (17,772)
         Provision for bad debt expense                                               4,500         46,980
         Interest income on note receivable from officer                                  -        (11,725)
         Compensation expense on vested stock and stock options                      82,123         93,745
         Deferred income taxes                                                            -        614,349
         Loss from discontinued operations, net of tax                                    -         49,650
         Loss on disposal of discontinued operations, net of tax                          -        127,174
         Changes in operating assets and liabilities:
           Accounts receivable                                                   (6,140,216)    (3,740,481)
           Unbilled contracts in progress                                          (634,745)       109,929
           Deferred contract costs                                                  261,870        585,112
           Prepaid expenses and other assets                                        (69,642)       (24,610)
           Accounts payable                                                        (271,875)       189,764
           Deferred revenue                                                        (178,248)    (1,318,439)
           Accrued job costs                                                        373,352       (257,356)
           Accrued compensation                                                     381,726        416,553
           Other accrued liabilities                                               (348,687)      (367,941)
                                                                                -----------    -----------
             Net cash (used) by operating activities of continuing operations    (6,586,707)    (2,522,617)
             Operating activities of discontinued operations                              -        (35,004)
                                                                                -----------    -----------
             Net cash (used) by operating activities                             (6,586,707)    (2,557,621)
                                                                                -----------    -----------
Cash flows from investing activities:
    Proceeds from sale of discontinued operations                                         -      1,100,000
    Purchases of fixed assets                                                      (171,634)       (76,680)
                                                                                -----------    -----------
             Net cash (used in)/provided by  investing activities                  (171,634)     1,023,320
                                                                                -----------    -----------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                              -        433,656
     Payments of debt                                                            (2,000,000)      (250,000)
     Financing costs                                                                      -         (5,000)
                                                                                -----------    -----------
             Net cash (used in)/provided by financing activities                 (2,000,000)       178,656
                                                                                -----------    -----------

             Net (decrease) in cash and cash equivalents                         (8,758,341)    (1,355,645)

Cash and cash equivalents at beginning of period                                  9,514,081      3,929,438
                                                                                -----------    -----------
Cash and cash equivalents at end of period                                      $   755,740    $ 2,573,793
                                                                                ===========    ===========

                         COACTIVE MARKETING GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                    Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)

Supplemental disclosures of cash flow information:
     Interest paid during the period                                    $  69,897   $ 61,323
                                                                        =========   ========
     Income tax paid during the period                                  $  28,895   $  7,776
                                                                        =========   ========
Noncash activities relating to investing and financing activities:
     Retirement of common stock in connection with payment of
        interest on note receivable                                     $       -   $283,147
                                                                        =========   ========
     Forfeiture of non-vested stock                                     $     200   $      -
                                                                        =========   ========


See accompanying notes.

                 CoActive Marketing Group, Inc. and Subsidiaries

       Notes to the Unaudited Condensed Consolidated Financial Statements

                                  June 30, 2007

(1)      Basis of Presentation
         ---------------------

         The interim financial statements of CoActive Marketing Group, Inc. (the "Company") for the three months ended June 30, 2007 and 2006 have been prepared without audit. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. Certain amounts in prior periods have been reclassified to conform to our current presentation The results of operations for the three months June 30, 2007 are not necessarily indicative of the results for a full year.

         The consolidated financial statements of the Company include the financial statements of the Company and its wholly owned subsidiaries. Through May 22, 2006, the consolidated financial statements included the accounts of a variable interest entity, Garcia Baldwin, Inc. d/b/a MarketVision ("MarketVision"), an affiliate that provided ethnically oriented marketing and promotional services. The Company owned 49% of the common stock of MarketVision. A third party owned the remaining 51%, which was accounted for as minority interest in the Company's consolidated financial statements. The Company sold its 49% interest in MarketVision in May 2006 for $1,100,000, and all related amounts were reclassified as discontinued operations in the Company's financial statements on a net of tax basis for the period ended June 30, 2006.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2007.

(2)      Summary of Significant Accounting Policies
         ------------------------------------------

         Reimbursable Program Costs and Expenses
         ---------------------------------------

         Pursuant to contractual arrangements with some of its clients, the Company is reimbursed for certain program costs and expenses. These reimbursed costs are recorded both as revenues, and as operating expenses. Such costs may include variable employee program compensation costs. Not included in reimbursable program costs and expenses are certain compensation and general and administrative expenses that are recurring in nature and for which a certain client fee arrangement provides for payment to us for such costs. These costs are included in compensation and general and administrative expenses on our income statement.

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

(3)      Goodwill and Intangible Asset
         -----------------------------

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

         Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. As a result of the Company's annual test to determine whether goodwill has been impaired as of March 31, 2007, the Company had not identified any indication of goodwill impairment of its reporting units or intangible assets.

(4)      Net Income (Loss) Per Share
         ---------------------------

         Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options and restricted shares. For purpose of computing diluted earnings per share, 575,766 and 227,730 common share equivalents were assumed to be outstanding for the three months period ended June 30, 2007 and 2006 respectively. For the three months ended June 30, 2007, all common share equivalents were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive as a result of the net loss applicable to this period.

(5)      Unbilled Contracts in Progress
         ------------------------------

         Unbilled contracts in progress represent revenue recognized in advance of billings rendered based on work performed to date on certain contracts. Accrued job costs are also recorded for such contracts to properly match costs and revenue.

(6)      Deferred Contract Costs
         -----------------------

         Deferred contract costs represent direct contract expenses incurred prior to the Company's related revenue recognition on such contracts. Notwithstanding the Company's accounting policy with regards to deferred contract costs, labor costs for permanent employees are expensed as incurred.

(7)      Deferred Revenue
         ----------------

         Deferred revenue represents contract amounts billed in excess of revenues earned.

(8)      Deferred Rent
         -------------

         Deferred rent consists of (i) the excess of the allocable straight line rent expense to date as compared to the total amount of rent due and payable through such period and (ii) funds received from landlords to reimburse the Company for the cost, or a portion of the cost, of leasehold improvements. Deferred rent is amortized to rent expense over the term of the lease. Effective January 1, 2006, in accordance with FASB Staff Position No. 13-1, "Accounting for Rental Costs Incurred during a Construction Period" ("FSP 13-1"), rental costs associated with any new ground or building operating leases that are incurred during a construction period are recognized as rental expense.

(9)      Notes Payable Bank
         ------------------

         On June 20, 2007, the Company repaid all obligations due to Signature Bank, which totaled $2,000,000. Additionally, the Company substituted a $450,000 Stand by letter of credit issued by Signature Bank with a cash security deposit to landlord, which amount is included in other current assets in the accompanying balance sheet.

(10)     Accounting for Stock-Based Compensation
         ---------------------------------------

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

         Pre-tax stock based employee compensation expense for the three months ended June 30, 2007 and June 30, 2006 was $81,910 and $19,800
         respectively.

         Stock Options
         -------------

         Under the Company's 1992 Stock Option Plan (the "1992 Plan"), employees of the Company and its affiliates and members of the Board of Directors were granted options to purchase shares of common stock of the Company. The 1992 Plan was amended on May 11, 1999 to increase the maximum number of shares of common stock for which options may be granted to 1,500,000 shares. The 1992 Plan terminated in 2002, although options issued thereunder remain exercisable until the termination dates provided in such options. Options granted under the 1992 Plan were either intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or non-qualified options. Grants under the 1992 Plan were awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 1992 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors is determined by the committee of the Board of Directors. At June 30, 2007, there were 27,500 options issued, expiring from April 2008 through April 2011, under the 1992 Plan that remain outstanding.

         On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the "2002 Plan") providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended so as to increase the number of shares of common stock available under the plan to 1,250,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Committee of the

         Board of Directors. At June 30, 2007, there were 507,500 options, expiring from September 2007 through April 2017, issued under the 2002 Plan that remains outstanding. Any option under the 2002 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of June 30, 2007, the Company had 456,250 options available for grant under the 2002 Plan.

         A summary of option activity under all plans as of June 30, 2007, and changes during the period then ended is presented below:

                                                                                            Weighted
                                                             Weighted                        average
                                                             average         Number         remaining       Aggregate
                                                             exercise          of          contractual      intrinsic
                                                              price          options          term            value
                                                           ------------    ------------    ------------    ------------
         Balance at March 31, 2007                         $       3.07         751,875            2.84    $     45,325
         Granted (A)                                       $       2.26          40,000
         Exercised                                                   --              --
         Canceled                                          $       4.00        (256,875)
         Balance at June 30, 2007 (vested and
              expected to vest)                            $       2.56         535,000            4.07    $     42,800
                                                           ============================================================
         Exercisable at June 30, 2007                      $       2.57         510,000            3.79    $     35,700
                                                           ============================================================

         (A) Represents options granted to each of our Directors of 10,000 shares at an exercise price of $2.26. 20,000 shares became exercisable on the date of grant and the remaining on the first anniversary of the date of grant. These options are "Formula Awards" under the 2002 Plan and granted to them as Independent Directors as defined in the Plan.

         Total unrecognized compensation cost related to unvested stock option awards at June 30, 2007 amounts to approximately $28,119 and is expected to be recognized over a weighted average period of 1.23 years. Total compensation cost for the three months ended June 30, 2007, amounted to approximately $31,067, for these option awards.

         Warrants

         At each of June 30, 2007 and March 31, 2007, there were outstanding warrants to purchase an aggregate of 40,766 shares of common stock at a weighted average exercise price per share of $3.68 held by one individual. These warrants were to expire on April 30, 2007. In April 2007, in consideration of services provided, the expiration date of these warrants was extended to April 30, 2010.

         Non-Vested Stock

         As of June 30, 2007, pursuant to the authorization of the Company's Board of Directors and certain Restricted Stock Agreements, the Company awarded 566,250 shares of common stock under the Company's 2002 Plan to certain employees. Grant date fair value is determined by the market price of the Company's common stock on the date of grant. The aggregate value of these shares at their respective grant dates amounted to approximately $1,047,675 and will be recognized ratably as compensation expense over the vesting periods. The shares of common stock granted pursuant to such agreements vest in various traunches over five years from the date of grant.

         The shares awarded under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

         A summary of all non-vested stock activity as of June 30, 2007, and changes during the three month period then ended is presented below:


                                                            Weighted                        Weighted
                                                             average                         average
                                                              grant           Number        remaining       Aggregate
                                                            date fair           of         contractual      intrinsic
                                                              value           shares           term           value
                                                           ------------    ------------    ------------    ------------
         Unvested at March 31, 2007                        $       1.40         702,250            2.96    $     94,703
                                                           ------------    ------------    ------------    ------------
         Granted
         Vested
         Forfeited                                         $       1.96        (200,000)
                                                           ============================
         Unvested at June 30, 2007                         $       2.87         502,250            3.04    $    398,765
                                                           ============================================================

         Total unrecognized compensation cost related to unvested stock awards at June 30, 2007 amounts to approximately $824,949 and is expected to be recognized over a weighted average period of 3.04 years. Total compensation cost for the three months ended June 30, 2007, amounted to approximately $50,843, respectively, for these stock awards.

(11)     Recent Accounting Standards Affecting the Company
         -------------------------------------------------

         In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
         - an Interpretation of FASB No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on future changes, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company adopted this standard beginning April 1, 2007. Management believes that the adoption of FIN 48 had no material impact on the financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value that are currently required to be measured at historical costs. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions for which are required to be applied prospectively. Adoption of SFAS 159 is optional. Currently, the company does not expect to adopt SFAS No. 159.

(12)     Commitments and Contingencies
         -----------------------------

         The Company had sales to one customer in excess of 10% of total sales in the three months ended June 30, 2007. Sales to this customer approximated $8 million. Accounts receivable as of June 30, 2007 from this customer approximated $9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company's expectations are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 under "Risk Factors," including but not limited to "Recent Losses," "Dependence on Key Personnel," "Customers," "Unpredictable Revenue Patterns," "Competition," "Risks Associated with Acquisitions," "Need for Additional Funding,", "Internal Controls" and "Control by Executive Officers and Directors," in addition to other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Results of Operations

         The following table presents operating data of the Company expressed as a percentage of sales, net of reimbursable program costs and expenses, for the three months ended June 30, 2007 and June 30 2006:


                                                                                 Three Months Ended
                                                                                     June 30,
                                                                                 ------------------
                                                                                 2007          2006
                                                                                 ----          ----
              Statement of Operations Data:
              Sales, net of reimbursable program costs and expenses              100%          100%
              Operating Revenue                                                   55%           55%
              Compensation expense                                                47%           32%
              General and administrative expense                                  11%           13%
              Operating income (loss)                                             (3%)           9%

              Income (loss) from continuing operations before provision
                (benefit) for income taxes                                        (3%)          10%

              Net income (loss)                                                   (2%)           5%

         Sales. Sales consist of fees for services, classified below as Operating Revenue, as well as sales from reimbursable costs and production expenses. We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts. The amount of reimbursable program costs and expenses which are included in revenues will vary from period to period, based on the type and scope of the service being provided.


                                                                     Three Months Ended
                                                                          June 30,
                                                 ------------------------------------------------------------
                Sales                                2007             %              2006             %
                -----                            ------------    ------------    ------------    ------------
              Gross Sales                        $ 20,408,420             100    $ 27,021,465             100
              Reimbursable program
                 costs and production
                 expenses                          12,594,516              62      18,007,040              67
                                                 ------------    ------------    ------------    ------------
                 Operating Revenue               $  7,813,904              38    $  9,014,425              33
                                                 ============    ============    ============    ============

         Total sales for the quarter ended June 30, 2007 were $20,408,000, compared to $27,021,000 for the quarter ended June 30, 2006, a decrease of $6,613,000. The decrease in gross sales reflects the growing shift in certain client remuneration contracts, where the foundation for Company compensation is based on labor with nominal associated reimbursable program and production costs. Additionally, 2006 sales were positively affected by one significant non-recurring project, which resulted in gross sales of $5 million during the quarter ended June 30, 2006.

         Operating Revenue. We believe "Operating Revenue" is a key performance indicator. Operating Revenue is defined as our Gross Sales less outside reimbursable production and other program expenses. Operating Revenue is the net amount derived from sales to customers that we believe is available to fund our compensation and general and administrative expenses, and capital expenditures. For the three months ended June 30, 2007, Operating Revenue amounted to $7,814,000. Operating Revenue decreased by 13% or $1,200,000 over the same period ended June 30, 2006.

         Operating Expenses. Total operating expenses of $20,768,000 for the three months ended June 30, 2007, were approximately $4,717,000 or 18% less than the comparable period in the prior year. The decreases in operating expenses resulted from the aggregate of the following:

         Reimbursable Program Costs and Expenses. Reimbursable costs and expenses for the three months ended June 30, 2007 and 2006 were $6,173,000 and $10,713,000, respectively. The decrease in reimbursable costs and expenses of $4,540,000 is due to a decrease of such costs derived from experiential programs.

         Outside Production and Other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production and other program expenses for the three months ended June 30, 2007 were $6,422,000 compared to $7,294,000 for the three months ended June 30, 2006, a decrease of $872,000. The weighted mix of outside production and other program expenses related to these components may vary significantly from project to project based on the type and scope of the service being provided.

         Compensation Expense. Compensation expense, exclusive of program reimbursable costs, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For the quarter ended June 30, 2007, compensation expense was $6,665,000, compared to $5,296,000 for the quarter ended June 30, 2006, an increase of $1,369,000. The increase in compensation expense for June 30, 2007 reflects the additional costs associated with recruiting senior talent to support growth in our technology group. The remaining increase is due to performance based salary increases.

         General and Administrative Expenses. General and administrative expenses consisting of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts, were $1,508,000 for the three months ended June 30, 2007, compared to $2,182,000 for the three months ended June 30, 2006, a decrease of $674,000, or 30%. The decreases realized in general and administrative costs reflect our continued efforts to reduce overhead costs.

         Interest and Other Income (Expense), Net. Net interest and other expense for the quarter ended June 30, 2007, totaled ($7,000) as compared to a $19,000 net income for the comparable period in 2006. Interest and other income expense consists primarily of interest paid on bank debt and was tied to the bank's prime rate in effect. Interest income consists primarily of interest on our money market and CD accounts.

         Income (Loss) from Continuing Operations before Provision (Benefit) for Income Taxes. Income (loss) from continuing operations before the provision (benefit) for income taxes for the quarters ended June 30, 2007 and 2006 amounted to ($366,000) and $1,555,000, respectively.

         Provision (Benefit) for Income Taxes. The provision (benefit) for federal, state and local income taxes for the three months ended June 30, 2007 and 2006 were based upon the Company's estimated effective tax rate for the respective fiscal years.

         Income (Loss) from Continuing Operations. As a result of the items discussed above, income (loss) from continuing operations for the quarters ended June 30, 2007 and 2006 was ($246,000) and $933,000, respectively. Diluted earnings (loss) per share from continuing operations amounted to ($.04) for the three months ended June 30, 2007, compared to $.13 in the three months ended June 30, 2006.

         Net Income (Loss). As a result of the items discussed above, net income for the three months ended June 30, 2007 was ($246,000), compared to net income of $756,000, for the three months ended June 30, 2006. Diluted earnings (loss) per share amounted to ($.04) for the three months ended June 30, 2007, respectively, compared to $.11 in the three months ended June 30, 2006.

Liquidity and Capital Resources

         Beginning with our fiscal year ended March 31, 2000, we have continuously experienced negative working capital. This deficit has generally resulted from our inability to generate sufficient cash and receivables from our programs to offset our current liabilities, which consist primarily of obligations to vendors and other payables, as well as deferred revenues. We are continuing our efforts to increase revenues from our programs and reduce our expenses, but to date these efforts have not been sufficiently successful. We have been able to operate during this extended period with negative working capital due primarily to advance payments made to us on a regular basis by our customers, bank financing made available to us, and to a lesser degree, equity infusions from private placements of our securities ($1 million in January 2000, and $1.63 million in January and February 2003), and stock option and warrant exercises.

         On June 20, 2007, we repaid all outstanding remaining obligations owed to our senior lender in the amount of $1,762,000. We currently do not have a revolving credit facility in place. Although we believe cash currently on hand together with cash expected to be generated from operations will be sufficient to fund our operations through the end of Fiscal 2008, we are currently in discussions with several lending institutions to obtain revolving credit financing for working capital purposes to fund our operations if we do not produce the level of revenues required for our cash flow needs. There can be no assurance that funding will be available to us at the time it is needed or in the amount necessary to satisfy our needs, or, that if funds are made available, that they will be available on terms that are favorable to us. If we are unable to secure financing when needed, our businesses may be materially and adversely affected, and we may be required to cease all or a substantial portion of our operations. If we issue additional shares of common stock or securities convertible into common stock in order to secure additional funding, current stockholders may experience dilution of their ownership. In the event we issue securities or instruments other than common stock, we may be required to issue such instruments with greater rights than those currently possessed by holders of common stock.

Cash and cash equivalents decreased by approximately $8,700,000 during the first quarter of fiscal 2008 primarily due to the repayment of our outstanding bank obligations and the halting of payments owed to us by a large client . Payments were halted as a result of internal processing delays experienced by that client during June 2007 . Subsequent to the end of the quarter, normal processing resumed and the Company's cash balances have averaged approximately $5 million.

         At June 30, 2007, we had cash and cash equivalents of $756,000, a working capital deficit of $3,452,000, no outstanding bank loans or outstanding letters of credit, and stockholders' equity of $9,892,000. In comparison, at March 31, 2007, we had cash and cash equivalents of $9,514,000, a working capital deficit of $3,316,000, an outstanding bank term loan of $2,000,000, an outstanding bank letter of credit of $450,000, and stockholders' equity of $10,056,000.

         Operating Activities. Net cash used by operating activities was $6,587,000 for the three months ended June 30, 2007.

         Investing Activities. For the three months ended June 30, 2007, net cash used by investing activities amounted to $171,600.

         Financing Activities. For the three months ended June 30, 2007, net cash used by financing activities amounted to $2,000,000 resulting from payments made to pay-off bank borrowings of $2,000,000.

Critical Accounting Policies

         The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain of the estimates and assumptions required to be made relate to matters that are inherently uncertain as they pertain to future events. While management believes that the estimates and assumptions used were the most appropriate, actual results may vary from these estimates under different assumptions and conditions.

         Please refer to the Company's 2007 Annual Report on Form 10-K for a discussion of the Company's critical accounting policies relating to revenue recognition, goodwill and other intangible assets and accounting for income taxes. During the three months ended June 30, 2007, there were no material changes to these policies.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

         There has been no significant change in our exposure to market risk during the three months ended June 30, 2007. For a discussion of our exposure to market risk, refer to our 2007 Annual Report on Form 10-K.

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

         As a result of our communications with Grant Thornton and further review conducted by management and our Audit Committee, we believe that these following material weaknesses were remedied during the period covered by this Quarterly Report:


         o Failure to properly monitor and account for state sales and use tax liabilities in various jurisdictions.

         o        Misapplication of revenue recognition policies. .

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

         o        The restructuring of the accounting and finance department;

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

         An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, due to the material weaknesses described above, the Company's management, including our Chief Executive Officer and Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective, as of June 30, 2007, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses referred to above, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Controls

         There has not been any changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------

Items 1, 1A, 2, 3, 4, and 5.  Not Applicable

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

                                       COACTIVE MARKETING GROUP, INC.


Dated: August 14, 2007                 By: /s/ CHARLES F. TARZIAN
                                           ------------------------------------
                                           Charles F. Tarzian, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)



Dated: August 14, 2007                 By: /s/ DENISE FELITTI
                                           -------------------------------------
                                           Denise Felitti,
                                           Vice President - Controller
                                           (Principal Accounting Officer)