Form 10-Q
period 2007-09-30
COACTIVE MARKETING GROUP INC
filed 2007-11-14
CIK 886475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

                         Commission file number 0-20394

                         COACTIVE MARKETING GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                              06-1340408
      ----------------------------------------    ----------------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification Number)

                  75 Ninth Avenue
                 New York, New York                        10011
      ----------------------------------------    ----------------------
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

As of November 5, 2007, 7,754,865 shares of the Registrant's Common Stock, par value $.001 per share, were outstanding.

================================================================================

                                      INDEX

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements of CoActive Marketing Group, Inc. and Subsidiaries (Unaudited)

          Balance Sheets - September 30, 2007 and March 31, 2007 (Audited)    3

          Statements of Operations - Three and six months ended September
            30, 2007 and 2006                                                 4

          Statements of Cash Flows - Six months ended September 30, 2007
            and 2006                                                          5

          Notes to Unaudited Consolidated Financial Statements                7

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              12

Item 3. Quantitative and Qualitative Disclosures About Market Risk           15

Item 4. Controls and Procedures                                              15

PART II - OTHER INFORMATION

Items 1, 1A, 2, 3 and 5.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders                  16

Item 6. Exhibits                                                             16

SIGNATURES                                                                   18

                         PART I - FINANCIAL INFORMATION
                         COACTIVE MARKETING GROUP, INC.
                      Condensed Consolidated Balance Sheets
                      September 30, 2007 and March 31, 2007

                                                                                  September 30, 2007   March 31, 2007
                                                                                  ------------------   --------------
                                                                                      (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                      $        8,966,632   $    9,514,081
   Accounts receivable, net of allowance for doubtful accounts of $373,915 at
      September 30, 2007 and $365,000 at March 31, 2007                                    6,025,046       12,131,037
   Unbilled contracts in progress                                                          8,554,151        2,114,564
   Deferred contract costs                                                                   287,562        1,552,910
   Prepaid expenses and other current assets                                                 193,954          913,538
                                                                                  ------------------   --------------
      Total current assets                                                                24,027,345       26,226,130

Property and equipment, net                                                                3,424,319        3,382,968

Deferred tax asset                                                                         4,483,348        4,936,414
Goodwill and intangible asset                                                              7,557,203        7,557,203
Other assets                                                                                 488,667           38,667
                                                                                  ------------------   --------------
   Total assets                                                                   $       39,980,882   $   42,141,382
                                                                                  ==================   ==============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                               $        1,941,383   $    3,568,910
   Deferred revenue and other client credits                                              17,095,810       18,364,020
   Accrued job costs                                                                       3,509,199          999,588
   Accrued compensation                                                                    2,263,502        2,166,244
   Other accrued liabilities                                                               1,470,403        2,148,423
   Deferred taxes payable                                                                    243,249          243,249
   Income taxes payable                                                                       15,431           52,060
   Notes payable bank - current                                                                   --        2,000,000
                                                                                  ------------------   --------------
      Total current liabilities                                                           26,538,977       29,542,494

Deferred rent                                                                              2,550,755        2,542,452
                                                                                  ------------------   --------------
   Total liabilities                                                                      29,089,732       32,084,946
                                                                                  ------------------   --------------
Stockholders' equity:
   Class A convertible preferred stock, par value $.001; authorized 650,000
      shares; none issued and outstanding                                                         --               --
   Class B convertible preferred stock, par value $.001; authorized 700,000
      shares; none issued and outstanding                                                         --               --
   Preferred stock, undesignated; authorized 3,650,000 shares; none issued and
      outstanding                                                                                 --               --
   Common stock, par value $.001; authorized 25,000,000 shares; issued and outstanding 7,572,365 shares at September 30, 2007 and 7,626,001 at March
      31, 2007, respectively                                                                   7,572            7,626
   Additional paid-in capital                                                             10,992,838       10,733,431
   Accumulated deficit                                                                      (109,260)        (684,621)
                                                                                  ------------------   --------------
      Total stockholders' equity                                                          10,891,150       10,056,436
                                                                                  ------------------   --------------
   Total liabilities and stockholders' equity                                     $       39,980,882   $   42,141,382
                                                                                  ==================   ==============

See notes to condensed consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 Condensed Consolidated Statements of Operations
             Three and Six Months Ended September 30, 2007 and 2006
                                   (Unaudited)

                                                      Three Months Ended September 30,    Six Months Ended September 30,
                                                            2007             2006              2007             2006
                                                      ---------------   --------------    --------------   -------------
Sales                                                 $    17,831,661   $   25,650,355    $   38,240,082   $  52,671,820
                                                      ---------------   --------------    --------------   -------------
Operating expenses:
   Reimbursable program costs and expenses                  5,917,796        9,130,424        12,090,514      19,843,755
   Outside production and other program expenses            3,383,100        5,900,334         9,804,898      13,194,043
   Compensation expense                                     5,812,910        6,135,058        12,478,244      11,430,930
   General and administrative expenses                      1,368,372        2,709,455         2,876,166       4,891,785
                                                      ---------------   --------------    --------------   -------------
Total operating expenses                                   16,482,178       23,875,271        37,249,822      49,360,513
                                                      ---------------   --------------    --------------   -------------
Operating income                                            1,349,483        1,775,084           990,260       3,311,307
Interest income (expense), net                                 45,181          (30,955)           60,342         (68,867)
Other expense, net                                                 --         (305,942)          (22,175)       (248,942)
                                                      ---------------   --------------    --------------   -------------
Income from continuing operations before provision
   for income taxes                                         1,394,664        1,438,187         1,028,427       2,993,498

Provision for income taxes                                    573,066          575,275           453,066       1,197,400
                                                      ---------------   --------------    --------------   -------------
Income from continuing operations                             821,598          862,912           575,361       1,796,098
                                                      ---------------   --------------    --------------   -------------
Discontinued operations:
   Loss from discontinued operations, net of tax
      benefit of $32,591                                           --               --                --         (49,650)

   Loss on disposal of discontinued operations, net
      of tax provision of $302,004                                 --               --                --        (127,174)
                                                      ---------------   --------------    --------------   -------------
Loss from discontinued operations                                  --               --                --        (176,824)
                                                      ---------------   --------------    --------------   -------------
Net income                                            $       821,598   $      862,912    $      575,361   $   1,619,274
                                                      ===============   ==============    ==============   =============
Basic earnings per share:
   Income from continued operations                   $           .11   $          .13    $          .08   $         .26
   Loss from discontinued operations                               --               --                --            (.02)
                                                      ---------------   --------------    --------------   -------------
   Net income per share                               $           .11   $          .13    $          .08   $         .24
                                                      ===============   ==============    ==============   =============
Diluted earnings per share:
   Income from continued operations                   $           .11   $          .12    $          .08   $         .25
   Loss from discontinued operations                               --               --                --            (.02)
                                                      ---------------   --------------    --------------   -------------
   Net income per share                               $           .11   $          .12    $          .08   $         .23
                                                      ===============   ==============    ==============   =============
Weighted average number of common shares
   outstanding:
      Basic                                                 7,472,784        6,849,751         7,457,522       6,817,403
      Dilutive effect of options and warrants                  54,867          312,181            48,292         269,955
                                                      ---------------   --------------    --------------   -------------
      Diluted                                               7,527,651        7,161,932         7,505,814       7,087,358
                                                      ===============   ==============    ==============   =============

See notes to condensed consolidated financial statements.

                         COACTIVE MARKETING GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                  Six Months Ended September 30, 2007 and 2006
                                   (Unaudited)

                                                                                            2007           2006
                                                                                        ------------   -------------
Cash flows from operating activities:
   Net income                                                                           $    575,361   $   1,619,274
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                          247,621         414,002
      Deferred rent amortization                                                               8,303         (35,544)
      Provision for bad debt expense                                                           9,000         161,030
      Provision for uncollectible note receivable from officer                                    --         305,942
      Interest income on note receivable from officer                                             --         (24,024)
      Compensation expense on non-vested stock and stock options                             259,353         154,624
      Deferred income taxes                                                                  453,066       1,183,324
      Loss from discontinued operations                                                           --          49,650
      Net loss on disposal of discontinued operations, net of tax                                 --         127,174
      Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                                        6,096,991      (8,676,516)
         Decrease (increase) in unbilled contracts in progress                            (6,439,587)      1,249,774
         Decrease in deferred contract costs                                               1,265,348         992,466
         Decrease in prepaid expenses and other current assets                               719,584         430,412
         Increase in other assets                                                           (450,000)             --
         Decrease in accounts payable                                                     (1,627,527)     (1,933,989)
         Increase (decrease) in deferred revenue                                          (1,268,210)      1,872,565
         Increase (decrease) in accrued job costs                                          2,509,610        (102,239)
         Increase in accrued compensation                                                     97,258         359,512
         Decrease in other accrued liabilities                                              (714,649)        (17,830)
                                                                                        ------------   -------------
         Net cash provided by (used in) operating activities of continuing operations      1,741,522      (1,870,393)
         Operating activities of discontinued operations                                          --         (35,004)
                                                                                        ------------   -------------
         Net cash provided by (used in) operating activities                               1,741,522      (1,905,397)
                                                                                        ------------   -------------

Cash flows from investing activities:
   Proceeds from sale of discontinued operations                                                  --       1,100,000
   Proceeds from collection on note receivable                                                    --          17,218
   Purchases of fixed assets                                                                (288,971)       (172,529)
                                                                                        ------------   -------------
          Net cash provided by (used in) investing activities                               (288,971)        944,689
                                                                                        ------------   -------------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                                        --         433,656
   Payments of debt                                                                       (2,000,000)       (500,000)
   Financing costs                                                                                --          (5,000)
                                                                                        ------------   -------------
          Net cash used in financing activities                                           (2,000,000)        (71,344)
                                                                                        ------------   -------------

          Net decrease in cash and cash equivalents                                         (547,449)     (1,032,052)

Cash and cash equivalents at beginning of period                                           9,514,081       3,929,438
                                                                                        ------------   -------------
Cash and cash equivalents at end of period                                              $  8,966,632   $   2,897,386
                                                                                        ============   =============

See notes to condensed consolidated financial statements.

Supplemental disclosures of cash flow information:
   Interest paid during the period                                                      $     85,796   $     120,378
                                                                                        ============   =============
   Income tax paid during the period                                                    $     38,895   $      14,076
                                                                                        ============   =============

Noncash activities relating to investing and financing activities:
   Retirement of common stock in connection with payment of interest on note
      receivable                                                                        $         --   $     283,147
                                                                                        ============   =============
   Issuance of non-vested stock                                                                  146   $         180
   Forfeitures of non-vested stock                                                              (200)            (25)
                                                                                        ============   =============

See notes to condensed consolidated financial statements.

                 CoActive Marketing Group, Inc. and Subsidiaries

       Notes to the Unaudited Condensed Consolidated Financial Statements

                               September 30, 2007

(1)   Basis of Presentation

      The interim financial statements of CoActive Marketing Group, Inc. (the "Company") for the three and six months ended September 30, 2007 and 2006 have been prepared without audit. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's results for the interim periods presented. Certain amounts in prior periods have been reclassified to conform to our current presentation. The results of operations for the three and six months September 30, 2007 are not necessarily indicative of the results for a full year.

      The consolidated financial statements of the Company include the financial statements of the Company and its wholly owned subsidiaries. Through May 22, 2006, the consolidated financial statements included the accounts of a variable interest entity, Garcia Baldwin, Inc. d/b/a MarketVision ("MarketVision"), an affiliate that provided ethnically oriented marketing and promotional services. The Company owned 49% of the common stock of MarketVision. A third party owned the remaining 51%, which was accounted for as minority interest in the Company's consolidated financial statements. The Company sold its 49% interest in MarketVision in May 2006 for $1,100,000, and all related amounts were reclassified as discontinued operations in the Company's financial statements on a net of tax basis for the six month period ended September 30, 2006.

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

(2)   Summary of Significant Accounting Policies

      Reimbursable Program Costs and Expenses

      Pursuant to contractual arrangements with some of its clients, the Company is reimbursed for certain program costs and expenses. These reimbursed costs are recorded both as revenues and as operating expenses. Such costs may include variable employee program compensation costs. Not included in reimbursable program costs and expenses are certain compensation and general and administrative expenses that are recurring in nature and for which a certain client fee arrangement provides for payment to us. These costs are included in compensation and general and administrative expenses on our income statement.

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

(4)   Net Income (Loss) Per Share

      Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options and restricted shares. For purpose of computing diluted earnings per share, 54,867 and 312,181 common share equivalents were assumed to be outstanding for the three month periods ended September 30, 2007 and 2006 respectively and 48,292 and 269,955 common share equivalents were assumed to be outstanding for the six month periods ended September 30, 2007 and 2006 respectively.

(5)   Unbilled Contracts in Progress

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

(9)   Notes Payable Bank

      On June 20, 2007, the Company repaid all obligations due to Signature Bank, which totaled $1,762,000. Additionally, the Company substituted a $450,000 standby letter of credit issued by Signature Bank with a cash security deposit to its landlord, and that amount is included in other assets in the accompanying balance sheet.

(10)  Accounting for Stock-Based Compensation

      On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) - "Share-Based Payment" ("SFAS No. 123R"), which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R also amends FASB Statement No. 95, "Statement of Cash Flows," to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. The Company elected to use the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. For each award that has a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

      Pre-tax stock based employee compensation expense for the three months ended September 30, 2007 and September 30, 2006 was $177,442 and $27,200 respectively and $259,353 and $154,624 for the six months ended September 30, 2007 and September 30, 2006.

      Stock Options

      Under the Company's 1992 Stock Option Plan (the "1992 Plan"), employees of the Company and its affiliates and members of the Board of Directors were granted options to purchase shares of common stock of the Company. The 1992 Plan was amended on May 11, 1999 to increase the maximum number of shares of common stock for which options may be granted to 1,500,000 shares. The 1992 Plan terminated in 2002, although options issued thereunder remain exercisable until the termination dates provided in such options. Options granted under the 1992 Plan were either intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or non-qualified options. Grants under the 1992 Plan were awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 1992 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors is determined by the committee of the Board of Directors. At September 30, 2007, there were 27,500 options issued under the 1992 Plan, expiring from April 2008 through April 2011, that remain outstanding.

      On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the "2002 Plan") providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, or consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended to increase the number of shares of common stock available under the plan to 1,250,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Committee of the Board of Directors. At September 30, 2007, there were 437,500 options issued under the 2002 Plan, expiring from

      June 2008 through April 2017, that remains outstanding. Any option under the 2002 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of September 30, 2007, the Company had 379,886 shares of common stock available for grant of awards under the 2002 Plan.

      Stock option compensation expense in the three and six month periods ended September 30, 2007 and 2006 represent the estimated fair value of options and warrants outstanding which are being amortized on a straight-line basis over the requisite vesting period of the entire award.

      The weighted average estimated fair value of stock options granted in the six month periods ended September 30, 2007 and 2006 was $1.32 and $0.77 per share, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is determined using the simplified method as permitted by SAB 107.

      The assumptions made in calculating the fair values of options are as follows:

          -----------------------------------------------------------------
                                       Six Months Ended September 30, 2007
          -----------------------------------------------------------------
          Expected volatility                       63.5%
          -----------------------------------------------------------------
          Expected dividend yield                      0%
          -----------------------------------------------------------------
          Risk-free interest rate                   4.51%
          -----------------------------------------------------------------
          Expected term (in years)                  5.25
          -----------------------------------------------------------------

      A summary of option activity under all plans as of September 30, 2007, and changes during the period then ended is presented below:

                                                                             Weighted
                                                 Weighted                    average
                                                 average         Number     remaining     Aggregate
                                                 exercise         of       contractual    intrinsic
                                                  price         options        term         value
                                                ----------      --------   -----------   -----------
      Balance at March 31, 2007                 $     3.07       751,875          2.84   $    45,325
      Granted (A)                               $     2.26        40,000
      Exercised                                         --            --
      Canceled                                  $     3.68      (326,875)
                                                ----------------------------------------------------
      Balance at September 30, 2007 (vested
         and expected to vest)                  $     2.57       465,000          4.40   $    79,699
                                                ====================================================
      Exercisable at September 30, 2007         $     2.58       440,000          4.11   $    81,116
                                                ====================================================

      (A) Represents options granted to each of our non-employee directors of 10,000 shares at an exercise price of $2.26. 20,000 shares became exercisable on the date of grant and the remaining shares vest on the first anniversary of the date of grant.

      Total unrecognized compensation cost related to unvested stock option awards at September 30, 2007 amounts to $21,422 and is expected to be recognized over a weighted average period of one year. Total compensation cost for the three and six months ended September 30, 2007, amounted to $6,922 and $37,988 respectively, for these option awards.

      Warrants

      At each of September 30, 2007 and March 31, 2007, there were outstanding warrants to purchase an aggregate of 40,766 shares of common stock at an exercise price per share of $3.68 held by one individual. These warrants were to expire on April 30, 2007. In April 2007, in consideration of services provided, the expiration date of these warrants was extended to April 30, 2010.

      Non-Vested Stock

      As of September 30, 2007, pursuant to the authorization of the Company's Board of Directors and certain Restricted Stock Agreements, the Company had awarded 412,614 shares of common stock under the Company's 2002 Plan to certain employees. Grant date fair value is determined by the market price of the Company's common stock on the date of grant. The aggregate value of these shares at their respective grant dates amounted to $1,948,150 and will be recognized ratably as compensation expense over the vesting periods. The shares of common stock granted pursuant to such agreements vest in various traunches over five years from the date of grant.

      The shares awarded under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

      A summary of all non-vested stock activity as of September 30, 2007, and changes during the six month period then ended is presented below:

                                                                   Weighted
                                          Weighted                 average
                                           average     Number     remaining    Aggregate
                                         grant date      of      contractual   intrinsic
                                         fair value    shares        term        value
                                         ----------   --------   -----------   ---------
      Unvested at March 31, 2007         $     1.40    702,250          2.96   $  94,703
                                         ----------   --------   -----------   ---------

      Granted                                  2.53    146,364
      Vested                                   2.64    (10,682)
      Forfeited                          $     1.96   (200,000)
                                         =====================

      Unvested at September 30, 2007           1.99    637,932          3.10   $ 278,225
                                         ===============================================

      Total unrecognized compensation cost related to unvested stock awards at September 30, 2007 amounts to approximately $1,558,954 and is expected to be recognized over a weighted average period of 3.10 years. Total compensation cost for the three and six months ended September 30, 2007, amounted to approximately $170,521 and $221,364, respectively, for these stock awards.

(11)  Recent Accounting Standards Affecting the Company

      In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on future changes, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company adopted this standard beginning April 1, 2007. The adoption of FIN 48 had no material impact on the financial statements.

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

(12)  Commitments and Contingencies

      The Company had sales to one customer in excess of 10% of total sales for the three and six months ended September 30, 2007. Sales to this customer approximated $10 million and $18 million for the respective periods. Accounts receivable as of September 30, 2007 from this customer approximated $3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company's expectations are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 under "Risk Factors," including but not limited to "Recent Losses," "Dependence on Key Personnel," "Customers," "Unpredictable Revenue Patterns," "Competition," "Risks Associated with Acquisitions," "Need for Additional Funding," "Internal Controls" and "Control by Executive Officers and Directors," in addition to other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Results of Operations

            The following table presents operating data of the Company expressed as a percentage of sales, net of reimbursable program costs and expenses, for the three and six months ended September 30, 2007 and 2006:

                                                                             Three Months Ended      Six Months Ended
                                                                                September 30,          September 30,
                                                                            --------------------   --------------------
                                                                               2007       2006        2007       2006
                                                                            ---------   --------   ---------   --------
Statement of Operations Data:
Sales, net of reimbursable program costs and expenses                           100.0%     100.0%      100.0%     100.0%
Outside production and other program expenses                                    28.4%      35.7%       37.5%      40.2%
Compensation expense                                                             48.8%      37.1%       47.7%      34.8%
General and administrative expense                                               11.5%      16.4%       11.0%      14.9%
Operating income                                                                 11.3%      10.7%        3.8%      10.1%
Interest income (expense), net                                                    0.4%      (0.2%)       0.2%      (0.2%)
Other income (expense), net                                                       0.0%      (1.9%)      (0.1%)     (0.8%)
Income from continuing operations before provision for income taxes              11.7%       8.7%        3.9%       9.1%
Provision for income taxes                                                        4.8%       3.5%        1.7%       3.6%
Income from continuing operations                                                 6.9%       5.2%        2.2%       5.5%
Loss from discontinued operations                                                 0.0%       0.0%        0.0%      (0.5%)
Net income                                                                        6.9%       5.2%        2.2%       4.9%

      Sales. Sales consist of fees for services, classified below as Operating Revenue, as well as sales from reimbursable costs and production expenses. We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts. The amount of reimbursable program costs and expenses which are included in revenues will vary from period to period, based on the type and scope of the service being provided. Generally however, the trend for the three and six months ended September 30, 2007 has been toward lower reimbursable program costs and expenses as a percentage of total revenues versus comparable periods in the prior year.

                                           Three Months Ended                                   Six Months Ended
                                             September 30,                                        September 30,
                           --------------------------------------------------  --------------------------------------------------
          Sales                2007          %           2006          %           2007          %           2006          %
          -----            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Gross Sales                $17,831,661          100  $25,650,355          100  $38,240,082          100  $52,671,820          100
Reimbursable program
costs and other expenses     9,300,896           52   15,030,758           59   21,895,412           57   33,037,798           63
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
   Operating Revenue       $ 8,530,765           48  $10,619,597           41   16,344,670           43  $19,634,022           37
                           ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

      Total sales for the three months ended September 30, 2007 were $17,824,000, compared to $25,650,000 for the quarter ended September 30, 2006, a decrease of $7,827,000. Sales for the six months ended September 30, 2007 were $38,240,000, compared to sales of $52,672,000 for the six months ended September 30, 2006, a decrease of $14,432,000. The decrease in gross sales reflects the growing shift in certain client contracts, under which the Company's compensation is based primarily on labor, with nominal associated reimbursable program and production costs. Additionally, sales for the six months ended September 30, 2006 were positively affected by several significant non-recurring projects, which, in the aggregate, resulted in gross sales of approximately $10 million during that period.

      Operating Revenue. We believe Operating Revenue is a key performance indicator. Operating Revenue is defined as our gross sales less outside reimbursable production and other program expenses. Operating Revenue is the net amount derived from sales to customers that we believe is available to fund our compensation and general and administrative expenses, and capital expenditures. For the three and six months ended September 30, 2007, Operating Revenue amounted to $8,531,000 and $16,345,000, respectively. As a result of the Company's growing shift toward client contracts under which the Company's compensation is based primarily on labor, with nominal associated reimbursable program and production costs, Operating Revenue decreased by 20 % or $2,089,000, for the three months ended September 30, 2007 versus the same period ended September 30, 2006 and decreased by 17% or $3,289,000, for the six month period ended September 30, 2007 versus the same period ended September 30, 2006. However, Operating Revenue as a percentage of total sales has increased, to 48% for the three months ended September 30, 2007 from 41% for the three months ended September 30, 2006, and to 43% for the six months ended September 30, 2007 from 37% for the six months ended September 30, 2006.

      Operating Expenses. Operating expenses for the three months ended September 30, 2007 decreased by $7,393,000, or 31%, and amounted to $16,482,000, compared to $23,875,000 for the three months ended September 30, 2006. Operating expenses for the six months ended September 30, 2007 decreased by $12,111,000, or 25%, and amounted to $37,250,000, compared to $49,361,000 for the six months ended September 30, 2006. The changes in operating expenses resulted from the aggregate of the following:

      Reimbursable Program Costs and Expenses. Reimbursable costs and expenses for the three months ended September 30, 2007 and 2006 were $5,918,000 and $9,130,000, respectively. Reimbursable costs and expenses for the six months ended September 30, 2007 and 2006 were $12,091,000 and $19,844,000, respectively. The changes realized in any period with regard to reimbursable program costs and expense reflects the mix of such costs in experiential and sales promotion programs that have been executed during that period, but for the three and six months ended September 30, 2007, also reflect the growing shift in client contracts referred to above.

      Outside Production and other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production and other program expenses for the three months ended September 30, 2007 were $3,383,000 compared to $5,900,000 for the three months ended September 30, 2006, a decrease of $2,517,000. Outside production and other program expenses for the six months ended September 30, 2007 were $9,805,000 compared to $13,194,000 for the six months ended September 30, 2006, a decrease of $3,389,000. The weighted mix of outside production and other program expenses related to these components may vary significantly from project to project based on the type and scope of the services being provided, but again, reflect the growing shift in client contracts referred to above.

      Compensation Expense. Compensation expense, exclusive of program reimbursable costs, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For the three months ended September 30, 2007, compensation expense was $5,813,000, compared to $6,135,000 for the three months ended September 30, 2006, a decrease of $322,000. For the six months ended September 30, 2007, compensation expense was $12,478,000, compared to $11,431,000 for the six months ended September 30, 2006, an increase of $1,047,000. The increase in compensation expense for the six months ended September 30, 2007 reflects additional costs associated with recruiting senior talent to support growth in our technology group, as well as performance based salary increases and an accrual of $400,000 for employee bonuses.

      General and Administrative Expenses. General and administrative expenses consisting of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts, were $1,368,000 for the three months ended September 30, 2007, compared to $2,709,000 for the three months ended September 30, 2006, a decrease of $1,341,000, or 49% and $2,876,000 for the six months ended September 30, 2007, compared to $4,892,000 for the six months ended September 30, 2006, a decrease of $2,016,000, or 41%. The decreases realized in general and administrative costs reflect our continued efforts to reduce overall overhead costs and better track certain reimbursable overhead costs related to client programs.

      Interest and Other Income (Expense), Net. Net interest and other income (expense) for the three months ended September 30, 2007, totaled $45,000 net income as compared to a ($337,000) net expense for the three months ended in September 30, 2006. Net interest and other income (expense) for the six months ended September 30, 2007, totaled $38,000 net income as compared to a ($318,000) net expense for the six months ended September 30, 2006. Interest and other expense consists primarily of interest paid on bank debt and was tied to the bank's prime rate in effect. Interest income consists primarily of interest on our money market and CD accounts.

      Income from Continuing Operations before Provision (Benefit) for Income Taxes. The Company's income before the provision for income taxes for the quarters ended September 30, 2007 and 2006 amounted to $1,395,000 and $1,438,000, respectively. The Company's income before the provision for income taxes for the six months ended September 30, 2007 and 2006 amounted to $1,028,000 and $2,993,000, respectively.

      Provision for Income Taxes. The provision for federal, state and local income taxes for the three and six month ended September 30, 2007 and 2006 were based upon the Company's estimated effective tax rate for the respective fiscal years.

      Income from Continuing Operations. As a result of the items discussed above, income from continuing operations for the quarters ended September 30, 2007 and 2006 was $822,000 and $863,000, respectively. Diluted earnings per share from continuing operations amounted to $.11 and $.08 for the three and six months ended September 30, 2007, respectively, compared to $.12 and $.25 in the three and six months ended September 30, 2006.

      Net Income. As a result of the items discussed above, net income for the three and six months ended September 30, 2007 was $822,000 and $575,000, respectively, compared to net income of $863,000 and $1,619,000, for the prior year quarter and six month period ended September 30, 2006, respectively. Fully diluted earnings per share amounted to $.11 and $.08 for the three and six months ended September 30, 2007, compared to $.12 and $.23 in the three and six months ended September 30, 2006.

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

      At September 30, 2007, we had cash and cash equivalents of $8,967,000, a working capital deficit of $2,512,000, no outstanding bank loans or outstanding letters of credit, and stockholders' equity of $10,891,000. In comparison, at March 31, 2007, we had cash and cash equivalents of $9,514,000, a working capital deficit of $3,316,000, an outstanding bank term loan of $2,000,000, an outstanding bank letter of credit of $450,000, and stockholders' equity of $10,056,000. The decrease of $547,000 in cash and cash equivalents during the six months ended September 30, 2007, was primarily due to the repayment of our outstanding bank obligations, partially offset by accounts receivable collections and other changes in operating assets and liabilities.

      Operating Activities. Net cash provided by operating activities was $1,742,000 for the six months ended September 30, 2007. This was primarily due to net income, non-cash adjustments and collection of accounts receivable, offset by other changes in certain other operating assets and liabilities.

      Investing Activities. For the six months ended September 30, 2007, net cash used by investing activities amounted to $289,000. This was primarily due to the purchase of a new accounting system.

      Financing Activities. For the six months ended September 30, 2007, net cash used by financing activities amounted to $2,000,000 resulting from payments made to pay off bank borrowings of $2,000,000.

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

      Please refer to the Company's 2007 Annual Report on Form 10-K for a discussion of the Company's critical accounting policies relating to revenue recognition, goodwill and other intangible assets and accounting for income taxes. During the three and six months ended September 30, 2007, there were no material changes to these policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      There has been no significant change in our exposure to market risk during the three and six months ended September 30, 2007. For a discussion of our exposure to market risk, refer to our 2007 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed, under the supervision of, and with the participation of, the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of
1934). Based on that evaluation, notwithstanding material weaknesses identified in our prior public reports, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of September 30, 2007, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses referred to above, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Controls

      There has not been any change in our internal controls over financial reporting that occurred during our quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Items 1, 2, 3, 5. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Our Annual Meeting of Stockholders was held on September 19, 2007 at 10:00 a.m. at our offices located at 75 Ninth Avenue, New York, New York 10011. A majority of our voting shares were present at the meeting, either in person or by proxy.

      At the meeting, as set forth in the table below, our stockholders elected James H. Feeney, Herbert M. Gardner, Marc C. Particelli, Charles F. Tarzian and John A. Ward, III to the Board of Directors. All of these individuals will serve on the Board of Directors until the next annual meeting of stockholders and until their successors are duly elected and qualified.

      Directors                 Votes For            Votes Withheld
      ---------                 ---------            --------------
      James H. Feeney           6,054,053                   163,893
      Herbert M. Gardner        5,272,732                   945,214
      Marc C. Particelli        5,533,405                   684,541
      Charles F. Tarzian        6,157,591                    60,355
      John A. Ward III          5,892,645                   325,301

      In addition, a proposal was presented to the stockholders to amend the Company's Certificate of Incorporation and Bylaws to classify the Board of Directors into three classes with staggered terms of office, with one class being elected each year to serve a staggered three-year term. As set forth in the table below, this proposal was not approved by the stockholders.

        Votes For   Votes Against   Votes Abstained   Broker Non-Votes
        ---------   -------------   ---------------   ----------------
        2,177,971       2,678,123                47          1,361,805

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

                                   COACTIVE MARKETING GROUP, INC.

Dated: November 14, 2007              By: /s/ Charles F. Tarzian
                                      ------------------------------------
                                      Charles F. Tarzian, President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)

Dated: November 14, 2007              By: /s/ Fred Kaseff
                                      ------------------------------------
                                      Fred Kaseff, Chief Financial Officer
                                      (Principal Accounting  Officer)