Form 10-Q
period 2007-12-31
COACTIVE MARKETING GROUP INC
filed 2008-02-11
CIK 886475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2007

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

As of February 05, 2008, 7,629,103 shares of the Registrant's Common Stock, par value $.001 per share, were outstanding.

================================================================================

                                      INDEX

                 COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Condensed Consolidated Financial Statements of
         CoActive Marketing Group, Inc. and Subsidiaries (Unaudited)

           Balance Sheets - December 31, 2007 and March 31, 2007 (Audited)    3

           Statements of Operations - Three and nine months ended
             December 31, 2007 and 2006                                       4

           Statements of Cash Flows - Nine months ended
             December 31, 2007 and 2006                                       5

           Notes to Unaudited Condensed Consolidated Financial Statements     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          15

Item 4.  Controls and Procedures                                             15

PART II - OTHER INFORMATION
---------------------------

Items 1, 1A, 2, 3, 4 and 5.  Not Applicable

Item 6.  Exhibits                                                            16

SIGNATURES                                                                   17
----------


                         PART I - FINANCIAL INFORMATION
                         COACTIVE MARKETING GROUP, INC.
                      Condensed Consolidated Balance Sheets
                      December 31, 2007 and March 31, 2007

                                                                     December 31,     March 31,
                                                                         2007           2007
                                                                     ------------   ------------
                                                                      (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                         $  8,512,246   $  9,514,081
   Accounts receivable, net of allowance for doubtful accounts of
      $388,000 at December 31, 2007 and $365,000 at March 31, 2007      5,510,174     12,131,037
   Unbilled contracts in progress                                       2,754,280      2,114,564
   Deferred contract costs                                              3,974,821      1,552,910
   Prepaid expenses and other current assets                              187,515        913,538
                                                                     ------------   ------------
      Total current assets                                             20,939,036     26,226,130

Property and equipment, net                                             3,532,113      3,382,968

Deferred tax asset                                                      4,014,414      4,936,414
Goodwill and intangible asset                                           7,557,203      7,557,203
Other assets                                                              487,608         38,667
                                                                     ------------   ------------
    Total assets                                                     $ 36,530,374   $ 42,141,382
                                                                     ============   ============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                  $  1,115,780   $  3,568,910
   Deferred revenue and other client credits                           11,354,749     18,364,020
   Accrued job costs                                                    4,507,140        999,588
   Accrued compensation                                                 2,317,356      2,166,244
   Other accrued liabilities                                            2,777,679      2,148,423
   Deferred taxes payable                                                 243,249        243,249
   Income taxes payable                                                        --         52,060
   Notes payable bank - current                                                --      2,000,000
                                                                     ------------   ------------
      Total current liabilities                                        22,315,953     29,542,494

Deferred rent                                                           2,443,070      2,542,452
                                                                     ------------   ------------
   Total liabilities                                                   24,759,023     32,084,946
                                                                     ------------   ------------
Commitments and contingencies

Stockholders' equity:
   Class A convertible preferred stock, par value $.001;                       --             --
      authorized 650,000 shares; none issued and outstanding
   Class B convertible preferred stock, par value $.001;                       --             --
      authorized 700,000 shares; none issued and outstanding
   Preferred stock, undesignated; authorized 3,650,000 shares;                 --             --
      none issued and outstanding
   Common stock, par value $.001; authorized 25,000,000 shares;
      issued and outstanding 7,618,615 shares at December 31,
      2007 and 7,626,001 at March 31, 2007, respectively                    7,618          7,626
   Additional paid-in capital                                          11,032,932     10,733,431
   Retained earnings / accumulated (deficit)                              730,801       (684,621)
                                                                     ------------   ------------
      Total stockholders' equity                                       11,771,351     10,056,436
                                                                     ------------   ------------
   Total liabilities and stockholders' equity                        $ 36,530,374   $ 42,141,382
                                                                     ============   ============

See notes to condensed consolidated financial statements.


                         COACTIVE MARKETING GROUP, INC.
                 Condensed Consolidated Statements of Operations
             Three and Nine Months Ended December 31, 2007 and 2006
                                   (Unaudited)

                                                  Three Months Ended             Nine Months Ended
                                                      December 31,                  December 31,
                                              ---------------------------   ---------------------------
                                                  2007           2006           2007           2006
                                              ------------   ------------   ------------   ------------
Sales                                         $ 24,144,613   $ 23,938,534   $ 62,384,694   $ 76,610,354
                                              ------------   ------------   ------------   ------------
Operating expenses:
    Reimbursable program costs and expenses      8,536,018     11,738,782     22,806,014     31,582,537
    Outside production and other
      program expenses                           6,023,046      3,623,048     13,648,462     16,817,091
    Compensation expense                         6,485,127      5,862,322     18,963,371     17,293,252
    General and administrative expenses          1,815,841      2,630,222      4,714,181      7,522,007
                                              ------------   ------------   ------------   ------------
Total operating expenses                        22,860,032     23,854,374     60,132,028     73,214,887
                                              ------------   ------------   ------------   ------------

Operating income                                 1,284,581         84,160      2,252,666      3,395,467

Interest income (expense), net                      15,437         20,499         75,780        (48,368)
Other income (expense), net                             --         42,228             --       (206,714)
                                              ------------   ------------   ------------   ------------
Income from continuing operations
    before provision for income taxes            1,300,018        146,887      2,328,446      3,140,385

Provision for income taxes                         459,958         58,761        913,024      1,256,161
                                              ------------   ------------   ------------   ------------

Income from continuing operations                  840,060         88,126      1,415,422      1,884,224
                                              ------------   ------------   ------------   ------------
Discontinued operations:
    Loss from discontinued operations,
      net of tax benefit of $32,591                     --             --             --        (49,650)
    Net loss on disposal of
      discontinued operations, net of
      tax provision of $302,004                         --             --             --       (127,174)
                                              ------------   ------------   ------------   ------------
Loss from discontinued operations                       --             --             --       (176,824)
                                              ------------   ------------   ------------   ------------
Net income                                    $    840,060   $     88,126   $  1,415,422   $  1,707,400
                                              ============   ============   ============   ============
Basic earnings per share:
    Income from continuing operations         $        .11   $        .01   $        .19   $        .26
    Loss from discontinued operations                   --             --             --           (.02)
                                              ------------   ------------   ------------   ------------
    Net income per share                      $        .11   $        .01   $        .19   $        .24
                                              ============   ============   ============   ============
Diluted earnings per share:
    Income from continuing operations         $        .11   $        .01   $        .19   $        .26
    Loss from discontinued operations                   --             --             --           (.02)
                                              ------------   ------------   ------------   ------------
    Net income per share                      $        .11   $        .01   $        .19   $        .24
                                              ============   ============   ============   ============
Weighted average number of common
    shares outstanding:
       Basic                                     7,674,453      7,371,771      7,483,167      7,164,028
       Dilutive effect of options and
         warrants                                   77,919         21,687         56,467         25,364
                                              ------------   ------------   ------------   ------------
       Diluted                                   7,752,372      7,393,458      7.539,634      7,189,392
                                              ============   ============   ============   ============

See notes to condensed consolidated financial statements.


                         COACTIVE MARKETING GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended December 31, 2007 and 2006
                                   (Unaudited)

                                                                                   2007            2006
                                                                               ------------    ------------
Cash flows from operating activities:
   Net income                                                                  $  1,415,422    $  1,707,400
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                                 425,979         596,943
      Deferred rent amortization                                                    (99,382)        (53,317)
      Provision for bad debt expense                                                 22,853         122,790
      Provision for uncollectible note receivable from officer                           --         305,942
      Interest income on note receivable from officer                                    --         (36,322)
      Compensation expense on non-vested stock and stock options                    299,493         227,244
      Deferred income taxes                                                         922,000       1,183,221
      Loss from discontinued operations, net of tax                                      --          49,650
      Net loss on disposal of discontinued operations, net of tax                        --         127,174
      Changes in operating assets and liabilities:
         Decrease in accounts receivable                                          6,598,010       1,936,166
         (Increase) decrease in unbilled contracts in progress                     (639,716)      1,254,176
         (Increase) decrease in deferred contract costs                          (2,421,911)      1,066,192
         Decrease (increase) in prepaid expenses and other current assets           726,023        (199,928)
         Increase in other assets                                                  (448,941)             --
         Decrease in accounts payable                                            (2,453,130)     (1,480,889)
         Decrease in deferred revenue                                            (7,009,271)     (4,345,252)
         Increase (decrease) in accrued job costs                                 3,507,552        (254,658)
         Increase in accrued compensation                                           151,112         779,803
         Increase in other accrued liabilities                                      577,196         286,245
                                                                               ------------    ------------

         Net cash provided by operating activities of continuing operations       1,573,289       3,272,580
         Operating activities of discontinued operations                                 --         (35,004)
                                                                               ------------    ------------
         Net cash provided by operating activities                                1,573,289       3,237,576
                                                                               ------------    ------------
Cash flows from investing activities:
   Proceeds from sale of discontinued operations                                         --       1,100,000
   Proceeds from collection on note receivable                                           --          17,218
   Purchases of fixed assets                                                       (575,124)       (235,741)
                                                                               ------------    ------------
         Net cash (used in) provided by  investing activities                      (575,124)        881,477
                                                                               ------------    ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                               --         453,656
   Payments of debt                                                              (2,000,000)       (750,000)
   Financing costs                                                                       --          (5,000)
                                                                               ------------    ------------
         Net cash used in financing activities                                   (2,000,000)       (301,344)
                                                                               ------------    ------------

         Net (decrease) increase in cash and cash equivalents                    (1,001,835)      3,817,709

Cash and cash equivalents at beginning of period                                  9,514,081       3,929,438
                                                                               ------------    ------------
Cash and cash equivalents at end of period                                     $  8,512,246    $  7,747,147
                                                                               ============    ============

Supplemental disclosures of cash flow information:

    Interest paid during the period                                            $     67,590    $    173,830
                                                                               ============    ============
    Income tax paid during the period                                          $     85,380    $     72,941
                                                                               ============    ============
Noncash activities relating to investing and financing activities:

    Retirement of common stock in connection with payment of interest
        on note receivable                                                     $         --    $    283,147
                                                                               ============    ============

See notes to condensed consolidated financial statements.

                 CoActive Marketing Group, Inc. and Subsidiaries

       Notes to the Unaudited Condensed Consolidated Financial Statements

                                December 31, 2007

(1)      Basis of Presentation
         ---------------------

         The interim financial statements of CoActive Marketing Group, Inc. (the "Company") for the three and nine months ended December 31, 2007 and 2006 have been prepared without audit. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's results for the interim periods presented. Certain amounts in prior periods have been reclassified to conform to the current period's presentation. The results of operations for the three and nine months ended December 31, 2007 are not necessarily indicative of the results for a full year.

         The consolidated financial statements of the Company include the financial statements of the Company and its wholly owned subsidiaries. Through May 22, 2006, the consolidated financial statements included the accounts of a variable interest entity, Garcia Baldwin, Inc. d/b/a MarketVision ("MarketVision"), an affiliate that provided ethnically oriented marketing and promotional services. The Company owned 49% of the common stock of MarketVision. A third party owned the remaining 51%, which was accounted for as minority interest in the Company's consolidated financial statements. The Company sold its 49% interest in MarketVision in May 2006 for $1,100,000, and all related amounts were reclassified as discontinued operations in the Company's financial statements on a net of tax basis for the nine month period ended December 31, 2006.

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

(2)      Summary of Significant Accounting Policies
         ------------------------------------------

         Reimbursable Program Costs and Expenses
         ---------------------------------------

         Pursuant to contractual arrangements with some of its clients, the Company is reimbursed for certain program costs and expenses. These reimbursed costs are recorded both as revenues and as operating expenses. Such costs may include variable employee program compensation costs. Not included in reimbursable program costs and expenses are certain compensation and general and administrative expenses that are recurring in nature and for which a certain client fee arrangement provides for payment to the Company. These costs are included in compensation and general and administrative expenses on our income statement.

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

(4)      Net Income Per Share
         --------------------

         Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options and restricted shares. For purpose of computing diluted earnings per share, 77,919 and 21,687 common share equivalents were assumed to be outstanding for the three month periods ended December 31, 2007 and 2006 respectively, and 56,467 and 25,364 common share equivalents were assumed to be outstanding for the nine month periods ended December 31, 2007 and 2006 respectively.

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

         Pre-tax stock based employee compensation expense for the three months ended December 31, 2007 and 2006 was $96,943 and $72,600 respectively, and $299,493 and $227,244 for the nine months ended December 31, 2007 and 2006, respectively.

         Stock Options
         -------------

         Under the Company's 1992 Stock Option Plan (the "1992 Plan"), employees of the Company and its affiliates and members of the Board of Directors were granted options to purchase shares of common stock of the Company. The 1992 Plan was amended on May 11, 1999 to increase the maximum number of shares of common stock for which options may be granted to 1,500,000 shares. The 1992 Plan terminated in 2002, although options issued thereunder remain exercisable until the termination dates provided in such options. Options granted under the 1992 Plan were either intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or non-qualified options. Grants under the 1992 Plan were awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 1992 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors is determined by the committee of the Board of Directors. At December 31, 2007, there were 27,500 options issued under the 1992 Plan, expiring from April 2008 through April 2011 that remain outstanding.

         On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the "2002 Plan") providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, or consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended to increase the number of shares of common stock available under the plan to 1,250,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Committee of the Board of Directors. At December 31, 2007, there were 443,750 options issued under the 2002 Plan, expiring from June 2008 through September 2017 that remain outstanding. Any option under the 2002 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of December 31, 2007, the Company had 327,386 shares of common stock available for grant of awards under the 2002 Plan.

         Stock option compensation expense in the three and nine month periods ended December 31, 2007 and 2006 represent the estimated fair value of options and warrants outstanding which are being amortized on a straight-line basis over the requisite vesting period of the entire award.

         The weighted average estimated fair value of stock options granted in the nine month periods ended December 31, 2007 and 2006 was $1.32 and $0.77 per share, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is determined using the simplified method as permitted by SAB 107.

         The assumptions made in calculating the fair values of options are as follows:

                                     Nine Months Ended                    Nine Months Ended
                             ----------------------------------  --------------------------------
                                     December 31, 2007                    December 31, 2006
--------------------------  -----------------------------------  --------------------------------
Expected volatility                    60.6 - 63.5%                            42.9%
--------------------------  -----------------------------------  --------------------------------
Expected dividend yield                     0%                                  0%
--------------------------  -----------------------------------  --------------------------------
Risk-free interest rate                 4.2 - 4.5%                             4.92%
--------------------------  -----------------------------------  --------------------------------
Expected term (in years)                5.1 - 5.3                               5.0
--------------------------  -----------------------------------  --------------------------------

         A summary of option activity under all plans as of December 31, 2007, and changes during the period then ended is presented below:

                                                                            Weighted
                                                  Weighted                   average
                                                  average        Number     remaining    Aggregate
                                                  exercise        of       contractual   intrinsic
                                                   price        options       term         value
                                                 ----------   ----------   ----------   ----------
         Balance at March 31, 2007               $     3.07      751,875         2.84   $   45,325
         Granted (A)                             $     2.31       80,000
         Exercised                                       --           --
         Canceled                                $     3.58     (360,625)
                                                 --------------------------------------------------
         Balance at December 31, 2007
             (vested and expected to vest)       $     2.54      471,250         4.42   $  150,228
                                                 =================================================
         Exercisable at December 31, 2007        $     2.57      426,250         3.93   $  123,228
                                                 =================================================

         (A) Represents options granted to our non-employee directors - 40,000 shares at an exercise price of $2.26 per share and 40,000 shares at an exercise price of $2.35 per share. Fifty percent of the shares became exercisable on the date of grant and the remaining shares vest within one year from the date of grant.

         Total unrecognized compensation cost related to unvested stock option awards at December 31, 2007 amounts to $27,630 and is expected to be recognized over a weighted average period of one year. Total compensation cost for the three and nine months ended December 31, 2007, amounted to $20,052 and $84,300 respectively, for these option awards.

         Warrants

         At each of December 31, 2007 and March 31, 2007, there were outstanding warrants to purchase an aggregate of 40,766 shares of common stock at an exercise price per share of $3.68 held by one individual. These warrants were to expire on April 30, 2007. In April 2007, in consideration of services provided, the expiration date of these warrants was extended to April 30, 2010.

         Non-Vested Stock

         As of December 31, 2007, pursuant to the authorization of the Company's Board of Directors and certain Restricted Stock Agreements, the Company had awarded 458,864 shares of common stock under the Company's 2002 Plan to certain employees. Grant date fair value is determined by the market price of the Company's common stock on the date of grant. The aggregate value of these shares at their respective grant dates amounted to $1,106,401 and will be recognized ratably as compensation expense over the vesting periods. The shares of common stock granted pursuant to such agreements vest in various traunches over five years from the date of grant.

         The shares awarded under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

         A summary of all non-vested stock activity as of December 31, 2007, and changes during the nine month period then ended is presented below:


                                                  Weighted
                                                  average                  Weighted
                                                   grant                    average
                                                   date         Number     remaining     Aggregate
                                                   fair          of       contractual    intrinsic
                                                   value        shares        term         value
                                                 ----------   ----------   ----------   ----------

         Unvested at March 31, 2007              $     1.88      702,250         2.96   $   76,903

         Granted                                 $     2.64      348,864
         Vested                                  $     2.57      (16,936)
         Forfeited                               $     1.98     (356,250)
                                                 --------------------------------------------------

         Unvested at December 31, 2007           $     2.20      677,928         4.07   $  447,184
                                                 =================================================

         Total unrecognized compensation cost related to unvested stock awards at December 31, 2007 amounts to approximately $1,267,325 and is expected to be recognized over a weighted average period of 3.94 years. Total compensation cost for the three and nine months ended December 31, 2007, amounted to approximately $76,891 and $215,192, respectively, for these stock awards.

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

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b - Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently assessing the potential impact that adoption of this statement would have on our financial statements.

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

         In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), Business Combinations , which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

         In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

(12)     Commitments and Contingencies
         -----------------------------

         The Company had sales to one customer in excess of 10% of total sales for the three and nine months ended December 31, 2007. Sales to this customer approximated $12 million and $36 million for the respective periods. Accounts receivable as of December 31, 2007 from this customer approximated $2 million.


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

         Our services include experiential marketing, event marketing, interactive marketing, multicultural and urban marketing, and all elements of consumer and trade promotion, and are marketed directly to our clients by our sales force operating out of offices located in New York, New York; Cincinnati, Ohio; Chicago, Illinois and San Francisco, California.

Results of Operations

         The following table presents operating data of the Company expressed as a percentage of sales, net of reimbursable program costs and expenses and outside production and other program expenses, for the three and nine months ended December 31, 2007 and 2006:


                                                    Three Months Ended          Nine Months Ended
                                                        December 31,               December 31,
                                                 -----------------------     -----------------------
                                                     2007         2006           2007         2006
                                                 ----------   ----------     ----------   ----------
Statement of Operations Data:
Sales, net of reimbursable program costs and
expenses and outside production and other
    program expenses                                  100.0%       100.0%         100.0%       100.0%
Compensation expense                                   67.7%        68.3%          73.1%        61.3%
General and administrative expense                     18.9%        30.7%          18.2%        26.7%
Operating income                                       13.4%         1.0%           8.7%        12.0%
Interest income (expense), net                          0.2%         0.2%           0.3%        (0.2%)
Other income (expense), net                             0.0%         0.5%           0.0%        (0.7%)
Income from continuing operations before
    provision for income taxes                         13.6%         1.7%           9.0%        11.1%
Provision for income taxes                              4.8%         0.7%           3.5%         4.4%
Income from continuing operations                       8.8%         1.0%           5.5%         6.7%
Loss from discontinued operations                       0.0%         0.0%           0.0%        (0.6%)
Net income                                              8.8%         1.0%           5.5%         6.1%

         Sales. Sales consist of fees for services, commissions, reimbursable program costs and expenses and other production and program expenses. We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts. The amount of reimbursable program costs and expenses which are included in revenues will vary from period to period, based on the type and scope of the service being provided. The general trend for the three and nine months ended December 31, 2007 has been toward lower reimbursable program costs and other expenses as a percentage of total revenues versus comparable periods in the prior year.

                                           Three Months Ended                               Nine Months Ended
                                               December 31,                                    December 31,
                            -----------------------------------------------   ----------------------------------------------
       Sales                    2007          %          2006          %          2007         %          2006          %
       -----                -----------    -------   -----------    -------   -----------    ------   -----------   --------
Sales                       $24,144,613        100   $23,938,534        100   $62,384,694       100   $76,610,354        100
Reimbursable program
  costs and outside
  production expenses        14,559,064         60    15,361,830         64    36,454,476        58    48,399,628         63
                            -----------    -------   -----------    -------   -----------    ------   -----------   --------
  Operating Revenue         $ 9,585,549         40   $ 8,576,704         36   $25,930,218        42   $28,210,726         37
                            ===========   ========   ===========   ========   ===========   =======   ===========   ========


         Sales for the three months ended December 31, 2007 were $24,145,000, compared to $23,939,000 for the quarter ended December 31, 2006, an increase of $206,000. Sales for the nine months ended December 31, 2007 were $62,385,000, compared to $76,610,000 for the nine months ended December 31, 2006, a decrease of $14,225,000. The decrease in sales reflects the growing shift in certain client contracts, under which the Company's compensation is based primarily on labor, with nominal associated reimbursable program and production costs. Additionally, sales for the nine months ended December 31, 2006 were positively affected by several significant non-recurring projects.

         Operating Revenue. We believe Operating Revenue is a key performance indicator. Operating Revenue is defined as our sales less outside reimbursable program costs and expenses and outside production and other program expenses. Operating Revenue is the net amount derived from sales to customers that we believe is available to fund our compensation and general and administrative expenses, and capital expenditures. For the three and nine months ended December

31, 2007, Operating Revenue amounted to $9,586,000 and $25,930,000, respectively. As a result of the Company's growing shift toward client contracts under which the Company's compensation is based primarily on labor, with nominal associated reimbursable program and production costs, Operating Revenue increased by 12 % or $1,009,000, for the three months ended December 31, 2007 versus the same period ended December 31, 2006 and decreased by 8% or $2,281,000, for the nine month period ended December 31, 2007 versus the same period ended December 31, 2006. However, Operating Revenue as a percentage of total sales has increased, to 40% for the three months ended December 31, 2007 from 36% for the three months ended December 31, 2006, and to 42% for the nine months ended December 31, 2007 from 37% for the nine months ended December 31, 2006.

         Operating Expenses. Operating expenses for the three months ended December 31, 2007 decreased by $994,000, or 4%, and amounted to $22,860,000, compared to $23,854,000 for the three months ended December 31, 2006. Operating expenses for the nine months ended December 31, 2007 decreased by $13,083,000, or 18%, and amounted to $60,132,000, compared to $73,215,000 for the nine months ended December 31, 2006. The changes in operating expenses resulted from the aggregate of the following:

         Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses for the three months ended December 31, 2007 and 2006 were $8,536,000 and $11,739,000, respectively. Reimbursable program costs and expenses for the nine months ended December 31, 2007 and 2006 were $22,806,000 and $31,583,000, respectively. The changes realized in any period with regard to reimbursable program costs and expenses reflects the mix of such costs in experiential and sales promotion programs that have been executed during that period, and for the three and nine months ended December 31, 2007, also reflect the growing shift in client contracts referred to above.

         Outside Production and other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production and other program expenses for the three months ended December 31, 2007 were $6,023,000 compared to $3,623,000 for the three months ended December 31, 2006, an increase of $2,400,000. Outside production and other program expenses for the nine months ended December 31, 2007 were $13,648,000 compared to $16,817,000 for the nine months ended December 31, 2006, a decrease of $3,169,000. The weighted mix of outside production and other program expenses related to these components may vary significantly from project to project based on the type and scope of the services being provided.

         Compensation Expense. Compensation expense, exclusive of reimbursable program costs and expenses and other program expenses, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For the three months ended December 31, 2007, compensation expense was $6,485,000, compared to $5,862,000 for the three months ended December 31, 2006, an increase of $623,000. For the nine months ended December 31, 2007, compensation expense was $18,963,000, compared to $17,293,000 for the nine months ended December 31, 2006, an increase of $1,670,000. The increase in compensation expense for the three months and nine months ended December 31, 2007 reflect a combination of the following: additional costs associated with recruiting senior talent to support growth in our technology group, performance based salary increases, an accrual for employee bonuses, and an accrual of $296,000 for a separation arrangement, as of December 31, 2007, with our former Vice Chairman..

         General and Administrative Expenses. General and administrative expenses, consisting of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts, were $1,816,000 for the three months ended December 31, 2007, compared to $2,630,000 for the three months ended December 31, 2006, a decrease of $814,000, or 31%, and such expenses were $4,714,000 for the nine months ended December 31, 2007, compared to $7,522,000 for the nine months ended December 31, 2006, a decrease of $2,808,000, or 37%. The decreases realized in general and administrative costs reflect our continued efforts to reduce overall overhead costs and better track certain reimbursable overhead costs related to client programs.

         Interest and Other Income (Expense), Net. Net interest and other income (expense) for the three months ended December 31, 2007, totaled $15,000 net income as compared to a $63,000 net income for the three months ended in December 31, 2006. Net interest and other income (expense) for the nine months ended December 31, 2007, totaled $76,000 net income as compared to a ($255,000) net expense for the nine months ended December 31, 2006. Interest and other expense consists primarily of interest paid on bank debt and was tied to the bank's prime rate in effect. Interest income consists primarily of interest on our money market and CD accounts.

         Income from Continuing Operations before Provision for Income Taxes. The Company's income before the provision for income taxes for the three months ended December 31, 2007 and 2006 amounted to $1,300,000 and $147,000, respectively. The Company's income before the provision for income taxes for the nine months ended December 31, 2007 and 2006 amounted to $2,328,000 and $3,140,000, respectively.

         Provision for Income Taxes. The provision for federal, state and local income taxes for the three and nine months ended December 31, 2007 and 2006 were based upon the Company's estimated effective tax rate for the respective fiscal years.

         Income from Continuing Operations. As a result of the items discussed above, income from continuing operations for the quarters ended December 31, 2007 and 2006 was $840,000 and $88,000, respectively. Diluted earnings per share from continuing operations amounted to $.11 and $.19 for the three and nine months ended December 31, 2007, respectively, compared to $.01 and $.26 for the three and nine months ended December 31, 2006.

         Net Income. As a result of the items discussed above, net income for the three and nine months ended December 31, 2007 was $840,000 and $1,415,000, respectively, compared to net income of $88,000 and $1,707,000, for the prior year quarter and nine month period ended December 31, 2006, respectively. Fully diluted earnings per share amounted to $.11 and $.19 for the three and nine months ended December 31, 2007, compared to $.01 and $.24 in the three and nine months ended December 31, 2006.

Liquidity and Capital Resources

         Beginning with our fiscal year ended March 31, 2000, we have continuously experienced negative working capital. This deficit has generally resulted from our inability to generate sufficient cash and receivables from our programs to offset our current liabilities, which consist primarily of obligations to vendors and other payables, as well as deferred revenues. We are continuing our efforts to increase revenues from our programs and reduce our expenses, but to date these efforts have not been sufficiently successful to eliminate the working capital deficit. We have been able to operate during this extended period with negative working capital due in part to advance payments made to us on a regular basis by our customers, bank financing made available to us, and to a lesser degree, equity infusions from private placements of our securities ($1 million in January 2000, and $1.63 million in January and February 2003), and stock option and warrant exercises. For the nine months ended December 31, 2007, we have generated sufficient net income to reduce the working capital deficit by $1,939,000.

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

         At December 31, 2007, we had cash and cash equivalents of $8,512,000, a working capital deficit of $1,377,000, no outstanding bank loans or outstanding letters of credit, and stockholders' equity of $11,771,000. In comparison, at March 31, 2007, we had cash and cash equivalents of $9,514,000, a working capital deficit of $3,316,000, an outstanding bank term loan of $2,000,000, an outstanding bank letter of credit of $450,000, and stockholders' equity of $10,056,000. The decrease of $1,002,000 in cash and cash equivalents during the nine months ended December 31, 2007, was primarily due to the repayment of our outstanding bank obligations, partially offset by net income generated during the period, accounts receivable collections and other changes in operating assets and liabilities.

         Operating Activities. Net cash provided by operating activities was $1,573,000 and $3,238,000 for the nine months ended December 31, 2007 and 2006, respectively. This was primarily due to net income, non-cash adjustments and collection of accounts receivable, offset by other changes in certain other operating assets and liabilities.

         Investing Activities. For the nine months ended December 31, 2007, net cash used by investing activities amounted to $575,000. This was primarily due to the purchase of computer equipment and a new accounting system. For the nine months ended December 31, 2006, net cash provided by investing activities was $881,000. This was primarily the result of proceeds from sale of discontinued operations offset by the purchase of certain fixed assets.

         Financing Activities. For the nine months ended December 31, 2007, net cash used in financing activities amounted to $2,000,000 resulting from payments made to repay bank borrowings of $2,000,000. For the nine months ended December 31, 2006, net cash used in financing activities amounted to $301,000 resulting primarily from payments made to repay bank borrowings of $750,000, offset by $454,000 in proceeds from the exercise of stock options.

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

         Please refer to the Company's 2007 Annual Report on Form 10-K for a discussion of the Company's critical accounting policies relating to revenue recognition, goodwill and other intangible assets and accounting for income taxes. During the three and nine months ended December 31, 2007, there were no material changes to these policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There has been no significant change in our exposure to market risk during the three and six months ended December 31, 2007. For a discussion of our exposure to market risk, refer to our 2007 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
         -----------------------

Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision of, and with the participation of, the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, notwithstanding material weaknesses identified in our prior public reports, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of December 31, 2007, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses referred to above, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Controls

         There has not been any change in our internal controls over financial reporting that occurred during our quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------

Items 1, 1A, 2, 3, 4, 5.  Not Applicable

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

                                       COACTIVE MARKETING GROUP, INC.


Dated:  February 11, 2008              By: /s/ Charles F. Tarzian
                                           -------------------------------------
                                           Charles F. Tarzian, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Dated:  February 11, 2008              By: /s/ Fred Kaseff
                                           -------------------------------------
                                           Fred Kaseff, Chief Financial Officer
                                           (Principal Financial Officer)