Form 10-K
period 2008-03-31
COACTIVE MARKETING GROUP INC
filed 2008-06-25
CIK 886475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to ____________ .

Commission file number 0-20394

COACTIVE MARKETING GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1340408
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Ninth Avenue, New York, New York	10011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 660-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 Par Value Per Share	The NASDAQ Stock Market LLC

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

As of September 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $16,442,000.

As of June 18, 2008 there were 7,629,519 shares of Common Stock, $.001 par value, outstanding.

Documents Incorporated by Reference

Document	Part of 10-K into which incorporated

Definitive Proxy Statement relating to Registrant’s 2008 Annual Meeting of Stockholders	Part III

PART I

This report contains certain “forward-looking statements” concerning the Company’s operations, economic performance and financial condition, which are subject to inherent uncertainties and risks. Actual results could differ materially from those anticipated in this report. When used in this report, the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe” and similar expressions are intended to identify forward-looking statements.

Item 1.	Business.

Corporate Overview

          CoActive Marketing Group, Inc., through its wholly-owned subsidiaries Inmark Services LLC, Optimum Group LLC, U.S. Concepts LLC and Digital Intelligence Group LLC, is an integrated sales promotional and marketing services company. We develop, manage and execute sales promotion programs at both national and local levels, utilizing both online and offline media channels. Our programs help our clients effectively promote their goods and services directly to retailers and consumers and are intended to assist them in achieving maximum impact and return on their marketing investment. Our activities reinforce brand awareness, provide incentives to retailers to order and display our clients’ products, and motivate consumers to purchase those products, and are designed to meet the needs of our clients by focusing on communities of consumers who want to engage brands as part of their lifestyles.

          Our services include experiential and face to face marketing, event marketing, interactive marketing, ethnic marketing, and all elements of consumer and trade promotion, and are marketed directly to our clients by our sales force operating out of offices located in New York, New York; Cincinnati, Ohio; Chicago, Illinois and San Francisco, California.

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

What We Do

          We use data and analytics to target and drive insight to optimize our clients’ marketing programs. Through the union of data, technology, creativity and a sophisticated marketing field force, we develop face to face and digital experiences that drive those consumers into a relevant relationship with the brands we promote. Our programs are designed to increase sales to targeted consumers and retailers while enhancing brand image. In contrast with general advertising, we provide specialized marketing services across a wide variety of communications channels, including “alternative media” channels, with the goal of increasing sales of our client’s products and services as a direct and verifiable consequence of our programs.

          Utilizing our experiential marketing, loyalty marketing, digital marketing and retail promotional capabilities along with our analytic tools, we enable our clients to interact more meaningfully with their target consumers. Our strategy is to build a best in class data-driven, measurable, integrated marketing company that integrates experiential marketing, retail promotion, online marketing, customer relationship management (“CRM”) and loyalty programs into a highly optimized marketing architecture that can compete against any marketing organization in the United States.

Experiential Marketing

          U.S. Concepts is among the nation’s most awarded event, experiential, mobile and field marketing resources. U.S. Concepts’ experiential programs include concerts, tours and festivals, sales driven sampling activities, demonstration programs and other events that introduce and promote our clients’ brands, services and products. U.S. Concepts designs and executes brand experiences based on the philosophy that “continuous consumer contact drives brand growth.” Our technological and data capture capabilities at events have evolved our business to include word of mouth and advocate marketing techniques.

Digital Marketing

          We see our digital capability as four lines of business: a) interactive marketing which includes advertising, marketing promotions and sweepstakes, b) social networking and word of mouth marketing – building brand extensions that allow consumers and advocates to participate in the brand, c) data analytics and segmentation – the ability to analyze what we do through the collection of data across experiential, promotional and traditional marketing campaign execution, and d) business process enablement – the development of technology and applications that allow companies to drive efficiencies and optimize their marketing infrastructures.

Multi-Cultural Marketing

          Through our introduction of sophisticated online and offline segmentation techniques and a focus on African American and Latino consumers, we have created a multi-cultural segmentation product that, coupled with a highly motivated and culturally diverse creative team, has opened the doors to Fortune 500 companies looking to grow their share across these underserved consumers.

Strategic Planning and Sales Promotion

          Taking into account each client’s unique needs for brand positioning, message creation and the selection of the appropriate communication channels to be employed, we immerse ourselves in our client’s business and collaborate with their marketing team to develop a strategic and sales promotion plan. Once the plan is developed, we focus on creative and program development and implementation, recognizing that successful execution is as important as the plan.

Trade Marketing

          We have extensive experience in developing customized programs for retailers in a variety of channels. We are active in all major retail channels, including mass, grocery, drug, do-it-yourself (“DIY”) and convenience. With our clients, we present marketing and promotional programs to retailers, capitalizing on established relationships we have cultivated with these retailers over many years.

The Growth of Alternative Media

          The digital, experiential and other marketing arenas in which we interact with consumers on behalf of our clients have come to be known as “alternative media”. Included in alternative media are word-of-mouth campaigns, which we are able to execute through our extensive field network of part-time employees. The increased use of alternative media as a marketing tool is attributable to the need to target difficult to find yet highly desirable consumers who are no longer predictable in their media consumption habits. According to recent statistics, marketing spending on alternative media in the U.S. jumped 22% to $73.5 billion from 2006 to 2007, and represented 16% of total marketing spending in 2007, up from only 8% in 2002. Industry publications expect spending on alternative media to continue to grow over the next five years. We believe that we are well positioned to capitalize on this anticipated growth in spending.

Premier Client Roster

          Our principal clients are large manufacturers of packaged goods and other consumer products. Our client partners are actively engaged in promoting their products to both the consumer as well as trade partners, (i.e., retailers, distributors, etc.), and include, among others, Bayer HealthCare, LLC, Coty, Diageo North America, Inc. (“Diageo”), Fas Mart Convenience Stores, Fresh Express, Inc., Kikkoman International, Inc., Moet Hennessy, Nintendo of America, Pepsi Cola North America, The Procter & Gamble Company, SAP, and SuperValu.

          For our fiscal years ended March 31, 2008 and 2007, Diageo accounted for approximately 65% and 53%, respectively, of our revenues (inclusive of reimbursable program costs and expenses) and 62% and 64%, respectively, of our accounts receivable.

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

Backlog

          Excluding sales backlogs attributable to reimbursable costs and expenses, at March 31, 2008, our sales backlog amounted to approximately $7,700,000 compared to a sales backlog of approximately $9,750,000 at March 31, 2007. As described further below our revenue patterns are unpredictable and may vary significantly from period to period. Our backlog at any given point in time is similarly subject to fluctuation.

Competition

          The market for promotional services is highly competitive, with hundreds of companies claiming to provide various services in the promotions industry. In general, our competition is derived from two basic groups: other full service promotion agencies, and companies which specialize in providing one specific aspect of a general promotional program. Some of our competitors are affiliated with larger general advertising agencies, and have greater financial and marketing resources available than we do. These competitors include Wunderman and OgilvyAction, divisions of WPP Group, Arnold Brand Promotions, part of Havas, and Momentum Worldwide, part of IPG. Niche independent competitors include PromoWorks, Ryan Partnership and ePrize LLC.

Employees

          We currently have approximately 270 full-time and 4,500 part-time employees. Our part-time employees are primarily involved in marketing support, program management and in-store sampling and demonstration, and are employed on an as needed basis. None of our employees are represented by a labor organization and we consider our relationship with our employees to be good.

Item 1A.	Risk Factors

          Recent Losses. We sustained a net loss of approximately $246,000 in the first quarter of our fiscal year ended March 31, 2008, a net loss of approximately $711,000 in the fourth quarter of our fiscal year ended March 31, 2007, and a net loss of approximately $1,802,00 for our fiscal year ended March 31, 2006. These losses were due in part to the unpredictable revenue patterns associated with our business, as described below. Although we have been profitable for each of our fiscal 2008 and 2007 years, there can be no assurances that we will continue to be profitable in the future.

          Customers. A substantial portion of our sales has been dependent on one client or a limited concentration of clients. In particular, Diageo accounted for approximately 65% and 53% of our revenues for our fiscal years ended March 31, 2008 and 2007, and Diageo accounted for 62% of our accounts receivable at March 31, 2008. To the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise if Diageo or any other significant client reduces its budget allocated to the services we provide.

          Need for Additional Funding. Since June 20, 2007, we have operated without bank financing. However, on June 12, 2008, we signed a commitment letter with a commercial lender providing for a $5,000,000 senior secured credit facility. Pursuant to the commitment letter, the credit facility would consist of a three-year revolving credit facility in the principal amount of $2,500,000 and a three-year term loan in the principal amount of $2,500,000. We believe that the credit facility will meet our funding needs for the foreseeable future; however, should we be unable to close on the credit facility, or should we require additional funding in the future, there can be no assurance that we will be able to secure such financing at favorable terms, if at all. If we issue additional shares of common stock or securities convertible into common stock in order to secure additional funding, current stockholders may experience dilution of their ownership. In the event we issue securities or instruments other than common stock, we may be required to issue such instruments with greater rights than those currently possessed by holders of common stock.

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

Item 2.	Properties.

We have the following leased facilities:

Facility	Location	Square Feet	Fiscal 2008 Rent

Principal office of CoActive and principal and sales office of U.S. Concepts and Inmark	New York, New York	33,400	$909,000
Principal and sales office of Optimum	Cincinnati, Ohio	17,000	$178,000

Other sales offices and warehouses of Inmark, Optimum and U. S. Concepts	Chicago, Illinois	10,400
	Miami, Florida	1,300
	San Francisco, California	600

	Total	12,300	$147,000

In addition to the above, from time to time we enter into short-term warehouse leases for the storage of promotional materials that we use in connection with our programs.

          With the exception of the principal office leases in Cincinnati, Ohio, and New York, New York, which at March 31, 2008 have remaining terms of approximately three years and seven years, respectively, each of our other facility leases are short term and renew annually. For a summary of our minimum rental commitments under all non-cancelable operating leases with a maturity date in excess of one year as of March 31, 2008, see Note 11 to the Notes to the Consolidated Financial Statements.

          We consider our facilities sufficient to maintain our current operations.

Item 3.	Legal Proceedings.

          None.

Item 4.	Submission of Matters to a Vote of Security Holders.

          Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

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

	Common Stock

	High	Low

Fiscal Year 2008
Fourth Quarter	$3.18	$2.55
Third Quarter	2.91	2.49
Second Quarter	2.64	2.28
First Quarter	2.65	1.93

Fiscal Year 2007
Fourth Quarter	$1.99	$1.53
Third Quarter	2.19	1.49
Second Quarter	2.23	1.54
First Quarter	2.19	1.40

          On June 18, 2008 there were 7,629,519 shares of our Common Stock outstanding, approximately 62 shareholders of record and approximately 800 beneficial owners of shares held by a number of financial institutions.

          No cash dividends have ever been declared or paid on our Common Stock. We intend to retain earnings, if any, to finance future operations and expansion and do not expect to pay any cash dividends in the foreseeable future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Equity Compensation Plan Information

          The following table sets forth information with respect to equity compensation plans (including individual compensation arrangements) of the Company as of March 31, 2008.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders(1)	466,250	$4.12	326,898

Equity compensation plans not approved by security holders(2)	40,766	$3.68	—

Total	507,016	$4.09	326,898

(1)

Includes options to purchase 438,750 shares of Common Stock granted under our 2002 Long-Term Incentive Plan and options to purchase 27,500 shares of Common Stock granted under our 1992 Stock Option Plan.

(2)	Consists of warrants to purchase shares of Common Stock issued in 1997 to a director of ours, in connection with our entry into a financial advisory services agreement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements.

          This report contains forward-looking statements which we believe to be within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of management as well as assumptions made by and information currently available to our management. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect,” “plan,” “predict,” “may,” “should,” “will,” the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from our expectations include but are not limited to those described above in “Risk Factors.” Other factors may be described from time to time in our public filings with the Securities and Exchange Commission, news releases and other communications. The forward-looking statements contained in this report speak only as of the date hereof. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

          During Fiscal 2008, we made a conscious effort to eliminate single-project work clients in favor of growing revenues from existing and new clients with recurring, more profitable, work. This resulted in improvements in business profitability and working capital during the year, as evidenced by an increase in income from continuing operations before provision for income taxes to $2,934,000 compared to $1,745,000 in Fiscal 2007, and a $2,533,000 improvement in working capital from Fiscal 2007. However, our shift in focus also resulted in reduced revenues during Fiscal 2008.

           The following information should be read together with the consolidated financial statements and notes thereto included elsewhere herein.

Critical Accounting Policies

          Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe the following represent our critical accounting policies:

Estimates and Assumptions

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting period. Estimates are made when accounting for revenue (as discussed below under “Revenue Recognition”), depreciation, amortization, bad debt reserves, income taxes and certain other contingencies. We are subject to risks and uncertainties that may cause actual results to vary from estimates. We review all significant estimates affecting the financial statements on a recurring basis and record the effects of any adjustments when necessary.

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

Goodwill and Other Intangible Asset

          Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of our subsidiary companies, Inmark, Optimum, U.S. Concepts, and Digital Intelligence, which have been identified as our reporting units. We also have an intangible asset consisting of an Internet domain name and related intellectual property rights. At both March 31, 2008 and 2007, our balance sheet reflected goodwill in the amount of approximately $7,357,000 and an intangible asset in the amount of $200,000.

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

          Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. During the year ended March 31, 2008, we have not identified any indication of goodwill impairment in our reporting units.

Accounting for Income Taxes

          Our ability to recover the reported amounts of the deferred income tax asset is dependent upon our ability to generate sufficient taxable income during the periods over which net temporary tax differences become deductible. In assessing the realizability of deferred tax assets and liabilities, management considers whether it is more likely than not that some or all of them will not be realized. As of March 31, 2008 and 2007, we determined that a valuation allowance against our deferred tax asset was not necessary. We must generate approximately $8,260,000 of taxable income, exclusive of any reversals of timing differences, to fully utilize our deferred tax asset. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset during the periods in which we are able to utilize this asset under applicable tax regulations.

Results of Operations

          The following table presents the reported operating results for the fiscal years ended March 31, 2008 and 2007:

	2008	2007

Operations Data:
Sales	$85,523,000	$95,880,000
Reimbursable program costs and expenses	25,763,000	39,888,000
Outside production and other program expenses	24,820,000	20,983,000

Operating revenue	34,940,000	35,009,000
Compensation expense	25,634,000	23,121,000
General and administrative expenses	6,459,000	9,901,000

Operating income	2,847,000	1,987,000
Interest income (expense), net	87,000	(35,000)
Other expense, net	—	(207,000)

Income from continuing operations before provision for income taxes	2,934,000	1,745,000
Provision for income taxes	1,447,000	572,000

Income from continuing operations	1,487,000	1,173,000
Loss from discontinued operations	—	(177,000)

Net income	$1,487,000	$996,000

Per Share Data:
Basic earnings (loss) per share:
Income from continuing operations	$.21	$.17
Loss from discontinued operations	$—	$(.02)
Net income per share	$.21	$.15

Diluted earnings (loss) per share:
Income from continuing operations	$.21	$.16
Loss from discontinued operations	$—	$(.02)
Net income per share	$.21	$.14

Weighted Average Shares Outstanding:
Basic	6,935,806	6,837,533
Diluted	7,140,666	7,283,742

          We believe Operating Revenue is a key performance indicator. Operating Revenue is defined as our sales less reimbursable program costs and expenses, and outside production and other program expenses. Operating Revenue is the net amount derived from sales to customers that we believe is available to fund our compensation, general and administrative expenses, and capital expenditures. The following table presents operating data expressed as a percentage of Operating Revenue for each of the fiscal years ended March 31, 2008 and 2007, respectively:

	2008	2007

Statement of Operations Data:
Operating revenue	100.0%	100.0%
Compensation expense	73.4%	66.0%
General and administrative expenses	18.5%	28.3%
Operating income	8.1%	5.7%
Interest income (expense), net	0.3%	(0.1%)
Other expense, net	—	(0.6%)
Income from continuing operations before provision for income taxes	8.4%	5.0%
Provision for income taxes	4.1%	1.6%
Income from continuing operations	4.3%	3.4%
Loss from discontinued operations	—	(0.5%)
Net income	4.3%	2.9%

Fiscal Year 2008 Compared to Fiscal Year 2007

          Sales. Sales consist of fees for services, commissions, reimbursable program costs and expenses and other production and program expenses. We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts. The amount of reimbursable program costs and expenses, and outside production and other program expenses which are included in revenues will vary from period to period, based on the type and scope of the service being provided. The general trend for the twelve months ended March 31, 2008 has been toward lower reimbursable program costs and other expenses as a percentage of total revenues versus comparable periods in the prior year. This trend is due in large part to our efforts described above to eliminate single-project work in favor of more profitable recurring work.

          Sales for the twelve months ended March 31, 2008 were $85,523,000, compared to $95,880,000 for the fiscal year ended March 31, 2007, a decrease of $10,357,000. The decrease in sales reflects the shift in certain client contracts, under which the Company’s compensation is based primarily on labor, with lower associated reimbursable program and production costs. Additionally, sales for the twelve months ended March 31, 2007 were positively affected by several significant non-recurring projects.

          Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses for Fiscal 2008 and 2007 were $25,763,000 and $39,888,000, respectively. The decrease in reimbursable program costs and expenses of approximately $14,125,000, or 35%, in Fiscal 2008 was primarily due to the mix of such costs in experiential and sales promotion programs that have been executed during that period, and also reflect the growing shift in client contracts referred to above.

          Outside Production and Other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production costs for Fiscal 2008 were $24,820,000 compared to $20,983,000 for Fiscal 2007, an increase of $3,837,000, or 18%. The weighted `mix of outside production costs and the mark-up related to these cost components may vary significantly from project to project based on the type and scope of the service being provided.

          Operating Revenue. For the twelve months ended March 31, 2008, Operating Revenue amounted to $34,940,000, a decrease of $69,000 compared to $35,009,000 for the fiscal year end March 31, 2007. As a result of the Company’s growing shift toward client contracts under which the Company’s compensation is based primarily on labor, with lower associated reimbursable program and production costs, Operating Revenue as a percentage of sales increased to 41% for the twelve months ended March 31, 2008, versus 37% for the same period ended March 31, 2007.

	Twelve Months Ended March 31,

Sales	2008	%	2007	%

Sales	$85,523,000	100	$95,880,000	100
Reimbursable program costs and expenses, and outside production and other program expenses	50,583,000	59	60,871,000	63

Operating Revenue	$34,940,000	41	$35,009,000	37

          Compensation Expense. Compensation expense, exclusive of reimbursable program costs, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For Fiscal 2008, compensation expense was $25,634,000, compared to $23,121,000 for Fiscal 2007, an increase of $2,513,000, or 11%. The increase was primarily due to a combination of the following: additional costs associated with recruiting senior talent to support growth in our technology group, performance based salary increases, an accrual for employee bonuses, and higher compensation expense for employee stock based compensation awards.

          General and Administrative Expenses.General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees, charges for doubtful accounts and other overhead expenses. For Fiscal 2008, general and administrative costs were $6,459,000, compared to $9,901,000 for Fiscal 2007, a decrease of $3,442,000, or 35%. The decrease reflects our continued efforts to reduce overall overhead costs and better track certain reimbursable overhead costs related to client programs.

          Interest Income (Expense), Net. Net interest income for Fiscal 2008 amounted to $87,000, compared to net interest expense of ($35,000) for Fiscal 2007. Interest income consists primarily of interest on our money market and CD accounts. Interest expense consisted primarily of interest paid on bank debt and was tied to the bank’s prime rate in effect. In June 2007, the Company terminated its credit facility.

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

          Income from Continuing Operations before Provision for Income Taxes. Income from continuing operations before provision for income taxes for Fiscal 2008 increased 68% to $2,934,000, compared to $1,745,000 for Fiscal 2007.

          Provision for Income Taxes. Our provision for income taxes was $1,447,000 in Fiscal 2008 as compared to $572,012 in Fiscal 2007, and was based upon our effective tax rate for the respective fiscal years, 49.3% in Fiscal 2008 and 32.8% in Fiscal 2007. The change in our effective tax rate was primarily the result of a change in estimate of the tax basis of the Company’s net operating loss carryforward..

          Income from Continuing Operations. As a result of the items discussed above, income from continuing operations for the years ended March 31, 2008 and 2007 was $1,487,000 and $1,173,000, respectively. Diluted earnings per share from continuing operations amounted to $.21 and $.16 for the years ended March 31, 2008 and 2007, respectively.

          Discontinued Operations. Loss from discontinued operations relating to the sale of MarketVision in May 2006 as well as the loss incurred on its disposal amounted to $177,000, on a net of tax basis for the year ended March 31, 2007. The loss on the disposal of MarketVision includes a tax provision of approximately $302,000 as a result of this sale with a corresponding reduction of the deferred tax asset on our balance sheet. Diluted loss per share from discontinued operations amounted to ($.02) for the year ended March 31, 2007.

          Net Income. As a result of the items discussed above, net income for Fiscal 2008 rose 49% to $1,486,000, compared to net income of $996,000 for Fiscal 2007. Fully diluted earnings per share amounted to $.21 and $.14 for Fiscal 2008 and 2007, respectively.

Liquidity and Capital Resources

          Beginning with our fiscal year ended March 31, 2000, we have continuously experienced negative working capital. This deficit has generally resulted from our inability to generate sufficient cash and receivables from our programs to offset our current liabilities, which consist primarily of obligations to vendors and other accounts payable and deferred revenues. We are continuing our efforts to increase revenues from our programs and reduce our expenses, but to date these efforts have not been sufficiently successful. We have been able to operate during this extended period with negative working capital due primarily to advance payments made to us on a regular basis by our largest customers, and to a lesser degree, equity infusions from private placements of our securities ($1 million in January 2000, and $1.63 million in January and February 2003), and stock option and warrant exercises. For the fiscal year ended March 31, 2008, we have generated sufficient net income to reduce the working capital deficit by $2,533,000 to $783,000.

          On June 20, 2007, subsequent to the end of Fiscal 2007, we repaid the remaining obligations owed to our senior lender in the amount of $1,762,000. We believe cash currently on hand together with cash expected to be generated from operations will be sufficient to fund our operations through the end of Fiscal 2009. In addition, on June 12, 2008 we signed a commitment letter with a commercial lender providing for a $5,000,000 senior secured credit facility consisting of a three-year revolving credit facility in the principal amount of $2,500,000 and a three-year term loan in the amount of $2,500,000. There can be no assurance that we will be able to close the credit facility. If we are unable to secure financing when needed, our businesses may be materially and adversely affected.

          At March 31, 2008, we had cash and cash equivalents of $5,324,000, a working capital deficit of $783,000, and stockholders’ equity of $11,988,000. In comparison, at March 31, 2007, we had cash and cash equivalents of $9,514,000, a working capital deficit of $3,316,000, an outstanding bank term loan of $2,000,000, an outstanding bank letter of credit of $450,000, and stockholders’ equity of $10,056,000. The decrease of $4,190,000 in cash and cash equivalents was primarily due to the repayment of our outstanding debt obligations, purchases of fixed assets and cash used in operating activities.

          Operating Activities. Net cash used in operating activities for the twelve months ended March 31, 2008 was $1,523,000 compared to $5,191,000 of cash provided by operating activities in fiscal 2007. This $6,714,000 reduction in cash generated by operating activities was primarily attributable to a $10,709,000 change in certain balance sheet accounts during Fiscal 2008 as a result of timing differences between operating revenue recognized versus the amount of sales billed and program cost incurred as of March 31, 2008 and March 31, 2007, respectively. These accounts include unbilled contracts in progress, deferred contract costs, accrued job costs and deferred revenue. This was partially offset by $4,010,000 of cash provided from the net change in the accounts receivable and accounts payable balances from March 31, 2007 to March 31, 2008.

          Investing Activities.For Fiscal 2008, net cash used by investing activities was $679,000 due primarily to the purchase of computer equipment and a new accounting system. For the twelve months ended March 31, 2007, net cash provided by investing activities was $925,000, primarily as a result of proceeds from sale of discontinued operations offset by the purchase of certain fixed assets.

          Financing Activities.For the twelve months ended March 31, 2008, net cash used in financing activities was $1,988,000 resulting primarily from payments made to repay bank borrowings. For the twelve months ended March 31, 2007, net cash used in financing activities amounted to $531,000 resulting primarily from payments made to repay bank borrowings of $1,000,000, offset by $454,000 in proceeds from the exercise of stock options

Off-Balance Sheet Transactions

          We are not a party to any “off-balance sheet transactions” as defined in Item 301 of Regulation S-K.

Impact of Recently Issued Accounting Standards

                    On April 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). There was no impact on the Company’s consolidated financial position, results of operations or cash flows at March 31, 2008 and for the year then ended as a result of implementing FIN 48. At the adoption date of April 1, 2007 and at March 31, 2008, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of April 1, 2007 and March 31, 2008, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Management believes that the adoption of this statement will not have a material impact on our financial statements.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value that are currently required to be measured at historical costs. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions for which are required to be applied prospectively. Management believes that the adoption of this statement will not have a material impact on our financial statements.

          In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management believes that the adoption of this statement will not have a material impact on our financial statements.

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. Management believes that the adoption of this statement will not have a material impact on our financial statements.

          In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management believes that the adoption of this statement will not have a material impact on our financial statements.

          In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CoActive Marketing Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of CoActive Marketing Group, Inc. and subsidiaries (the Company) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoActive Marketing Group, Inc. and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and cash flows for each of the two years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Lazar Levine & Felix LLP

Lazar Levine & Felix LLP

New York, New York
June 17, 2008

COACTIVE MARKETING GROUP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND 2007

	2008	2007

Assets
Current assets:
Cash and cash equivalents	$5,323,527	$9,514,081
Accounts receivable, net of allowance for doubtful accounts of $388,000 in 2008 and $365,000 in 2007	6,586,673	12,131,037
Unbilled contracts in progress	6,338,361	2,114,564
Deferred contract costs	3,912,437	1,552,910
Prepaid expenses and other current assets	327,782	913,538

Total current assets	22,488,780	26,226,130

Property and equipment, net	3,429,752	3,382,968

Deferred tax asset	3,704,829	4,936,414
Goodwill and other intangible assets	7,557,203	7,557,203
Other assets	489,511	38,667

Total assets	$37,670,075	$42,141,382

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,056,913	$3,568,910
Accrued compensation	2,774,033	2,166,244
Accrued job costs	3,254,729	999,588
Other accrued liabilities	2,801,352	2,200,483
Deferred revenue and other client credits	11,983,638	18,364,020
Deferred tax liability	401,035	243,249
Notes payable bank	—	2,000,000

Total current liabilities	23,271,700	29,542,494

Deferred rent	2,409,942	2,542,452

Total liabilities	25,681,642	32,084,946

Commitments and contingencies

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; issued and outstanding 7,624,103 shares and 7,626,001 shares at March 31, 2008 and 2007, respectively	7,624	7,626
Additional paid-in capital	11,178,594	10,733,431
Retained earnings (accumulated deficit)	802,215	(684,621)

Total stockholders’ equity	11,988,433	10,056,436

Total liabilities and stockholders’ equity	$37,670,075	$42,141,382

See accompanying notes

COACTIVE MARKETING GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	2008	2007

Sales	$85,522,692	$95,879,958

Operating expenses:
Reimbursable program costs and expenses	25,762,596	39,887,502
Outside production and other program expenses	24,820,397	20,983,235
Compensation expense	25,633,447	23,121,391
General and administrative expenses	6,459,131	9,901,159

Total operating expenses	82,675,571	93,893,287

Operating income	2,847,121	1,986,671

Interest income	157,835	260,085
Interest expense	(70,595)	(295,155)
Other expense, net	—	(206,714)

Income from continuing operations before provision for income taxes	2,934,361	1,744,887
Provision for income taxes	1,447,525	572,012

Income from continuing operations	1,486,836	1,172,875

Discontinued operations:
Loss from discontinued operations, net of tax benefit of $32,591	—	(49,650)
Loss on disposal of discontinued operations, net of tax provision of $302,004	—	(127,174)

Loss from discontinued operations	—	(176,824)

Net income	$1,486,836	$996,051

Basic earnings (loss) per share:
Income from continuing operations	$.21	$.17
Loss from discontinued operations	—	(.02)

Net income per share	$.21	$.15

Diluted earnings (loss) per share:
Income from continuing operations	$.21	$.16
Loss from discontinued operations	—	(.02)

Net income per share	$.21	$.14

Weighted average number of shares outstanding:
Basic	6,935,806	6,837,533
Diluted	7,140,666	7,283,742

See accompanying notes

COACTIVE MARKETING GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	Common Stock par value $.001		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

	Shares	Amount

Balance, March 31, 2006	6,831,423	$6,831	$10,250,003	$(1,680,672)	$8,576,162

Exercise of options and warrants	371,380	372	453,284	—	453,656

Tax benefit from share-based payment arrangements	—	—	20,718	—	20,718

Issuance of restricted stock	576,250	576	(576)	—	—

Retirement of common stock in connection with payment of interest on note receivable	(153,052)	(153)	(282,994)	—	(283,147)

Compensation cost recognized in connection with vested stock	—	—	171,884	—	171,884

Compensation cost recognized in connection with stock options	—	—	121,112	—	121,112

Net income	—	—	—	996,051	996,051

Balance, March 31, 2007	7,626,001	7,626	10,733,431	(684,621)	10,056,436

Tax benefit from share-based payment arrangements	—	—	11,629	—	11,629

Issuance of restricted stock	359,352	359	(359)	—	—

Forfeiture of restricted stock	(361,250)	(361)	361	—	—

Compensation cost recognized in connection with vested stock	—	—	329,292	—	329,292

Compensation cost recognized in connection with stock options	—	—	104,240	—	104,240

Net income	—	—	—	1,486,836	1,486,836

Balance, March 31, 2008	7,624,103	$7,624	$11,178,594	$802,215	$11,988,433

See accompanying notes

COACTIVE MARKETING GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	2008	2007

Cash flows from operating activities:
Net income	$1,486,836	$996,051
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	632,461	852,948
Deferred rent amortization	(132,510)	(71,089)
Provision for bad debt expense	22,853	122,790
Provision for uncollectible note receivable from officer	—	305,942
Interest income on note receivable from officer	—	(50,833)
Share based compensation expense	433,532	292,996
Deferred income taxes	1,389,371	439,304
Excess tax benefits from share-based payment arrangements	—	(20,718)
Loss from discontinued operations, net of tax	—	49,650
Loss on disposal of discontinued operations, net of tax	—	127,174
Changes in operating assets and liabilities:
Accounts receivable	5,521,511	(1,527,065)
Unbilled contracts in progress	(4,223,797)	535,889
Deferred contract costs	(2,359,527)	970,155
Prepaid expenses and other assets	134,912	(8,851)
Accounts payable	(1,511,997)	(936,434)
Accrued compensation	607,789	671,812
Accrued job costs	2,255,141	(368,647)
Other accrued liabilities	600,869	225,770
Deferred revenue	(6,380,382)	2,618,751

Net cash (used in) provided by operating activities of continuing operations	(1,522,938)	5,225,595
Operating activities of discontinued operations	—	(35,004)

Net cash (used in) provided by operating activities	(1,522,938)	5,190,591

Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	1,100,000
Proceeds from collection on note receivable	—	135,035
Purchases of fixed assets	(679,245)	(310,357)

Net cash (used in) provided by investing activities of continuing operations	(679,245)	924,678

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	—	453,656
Excess tax benefits from share-based payment arrangements	11,629	20,718
Payments of debt	(2,000,000)	(1,000,000)
Financing costs	—	(5,000)

Net cash used in financing activities	(1,988,371)	(530,626)

Net (decrease) increase in cash and cash equivalents	(4,190,554)	5,584,643
Cash and cash equivalents at beginning of year	9,514,081	3,929,438

Cash and cash equivalents at end of year	$5,323,527	$9,514,081

Supplemental disclosures of cash flow information:
Interest paid during the year	$93,414	$227,559

Income taxes paid during the year	$100,917	$79,037

Non-cash transactions relating to investing and financing activities consist of:
Retirement of common stock in connection with payment of interest on note receivable	$—	$283,147

See accompanying notes.

COACTIVE MARKETING GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(1)	Organization and Nature of Business

CoActive Marketing Group, Inc. (the “Company”), through its wholly-owned subsidiaries Inmark Services LLC, Optimum Group LLC, U. S. Concepts LLC and Digital Intelligence Group LLC, is an integrated sales promotional and marketing services agency. The Company develops, manages and executes promotional programs at both national and local levels. These programs help the Company’s clients effectively promote their goods and services directly to retailers and consumers and are intended to assist them in achieving a maximum impact and return on their marketing investment. The Company’s activities reinforce brand awareness, provide incentives to retailers to order and display its clients’ products, and motivate consumers to purchase those products.

The Company’s services include experiential marketing, event marketing, interactive marketing, multicultural and urban marketing, and all elements of consumer and trade promotion, and are marketed directly to clients through sales forces operating out of offices located in New York, New York; Cincinnati, Ohio; Chicago, Illinois and San Francisco, California.

(2)	Summary of Significant Accounting Policies

	(a)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. In addition, through May 22, 2006, the consolidated financial statements included the accounts of a variable interest entity, Garcia Baldwin, Inc. d/b/a MarketVision (“MarketVision”), an affiliate that provided ethnically oriented marketing and promotional services. The Company owned 49% of the common stock of MarketVision. A third party owned the remaining 51%. The third party owned portion of MarketVision was accounted for as a minority interest in the Company’s consolidated financial statements. As disclosed in Note 9, the Company sold its 49% interest in MarketVision in May 2006, and all amounts relating to MarketVision have been reclassified as discontinued operations in the Company’s financial statements for the 2007 year. All significant intercompany balances and transactions have been eliminated in consolidation.

	(b)	Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances, and does not believe that any change in those assumptions would have a significant effect on the financial position or results of operations of the Company. Actual results could differ from those estimates

	(c)	Fair Value of Financial Instruments

The carrying value of all financial instruments classified as a current asset or liability is deemed to approximate fair value due to the short maturity of these instruments and interest rates that approximate current market rates.

COACTIVE MARKETING GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(2)	Summary of Significant Accounting Policies (Continued)

	(d)	Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. Due to the short-term nature of the cash equivalents, the carrying value approximates fair value.

	(e)	Accounts Receivable and Credit Policies

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability.

	(f)	Unbilled Contracts in Progress/Accrued Job Costs

Unbilled contracts in progress represent revenue recognized in advance of billings rendered based on work performed to date on certain contracts. Accrued job costs are also recorded for such contracts to properly match costs and revenue.

	(g)	Deferred Contract Costs

Deferred contract costs represent direct contract costs and expenses incurred prior to the Company’s related revenue recognition on such contracts. Notwithstanding the Company’s accounting policy with regard to deferred contract costs, labor costs for permanent employees are expensed as incurred.

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

	(i)	Goodwill and Other Intangible Assets

Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. The Company’s other intangible assets consist of an Internet domain name and related intellectual property rights. At each of March 31, 2008 and 2007 the Company had approximately $7,357,000 of goodwill and a $200,000 carrying value related to the internet domain name.

COACTIVE MARKETING GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(2)	Summary of Significant Accounting Policies (Continued)

	(i)	Goodwill and Other Intangible Assets (Continued)

Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of earnings. The Company assesses the potential impairment of goodwill and other intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has three reporting units representing its subsidiaries and as a result of the Company’s annual test to determine whether goodwill and other intangible assets have been impaired as of March 31, 2008, the Company did not identify any indication of goodwill impairment of its reporting units or intangible assets.

	(j)	Deferred Rent

Deferred rent consists of (i) the excess of the allocable straight line rent expense to date as compared to the total amount of rent due and payable through such period, and (ii) funds received from landlords to reimburse the Company for the cost, or a portion of the cost, of leasehold improvements. Deferred rent is amortized as a reduction to rent expense over the term of the lease.

	(k)	Revenue Recognition

The Company’s revenues are generated from projects subject to contracts requiring the Company to provide its services within specified time periods generally ranging up to twelve months. As a result, on any given date, the Company has projects in process at various stages of completion. Depending on the nature of the contract, revenue is recognized as follows: (i) on time and material service contracts, revenue is recognized as services are rendered and the costs are incurred; (ii) on fixed price retainer contracts, revenue is recognized on a straight-line basis over the term of the contract; (iii) on fixed price multiple services contracts, revenue is recognized over the term of the contract for the fair value of segments of the services rendered which qualify as separate activities or delivered units of service; to the extent multi-service arrangements are deemed inseparable, revenue on these contracts is recognized as the contracts are completed; (iv) on certain fixed price contracts, revenue is recognized on a percentage of completion basis, whereby the percentage of completion is determined by relating the actual cost of labor performed to date to the estimated total cost of labor for each contract; (v) on certain fixed price contracts, revenue is recognized on the basis of proportional performance as certain key milestones are delivered. Costs associated with the fulfillment of projects are accrued or deferred and recognized proportionately to the related revenue in order to ensure a matching of revenue and expenses in the proper period. Provisions for anticipated losses on uncompleted projects are made in the period in which such losses are determined.

COACTIVE MARKETING GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(2)	Summary of Significant Accounting Policies (Continued)

	(l)	Reimbursable Program Costs and Expenses

Pursuant to contractual arrangements with some of its clients, the Company is reimbursed for certain program costs and expenses. These reimbursed costs are recorded both as revenues and as operating expenses. Such costs may include variable employee program compensation costs. Not included in reimbursable program costs and expenses are certain compensation and general and administrative expenses which are recurring in nature and for which a certain client fee arrangement provides for payment of such costs. These costs are included in compensation and general and administrative expenses on the statements of operations.

In July 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) released Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). Additionally, in January 2002, the EITF released Issue 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF 01-14”). EITF 99-19 and EITF 01-14 provide guidance on when client reimbursements, including out of pocket expenses, should be characterized as revenue. Pursuant to such literature, the Company records such client reimbursements as revenue on a gross basis.

	(m)	Accounting for Stock-Based Compensation

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) – “Share-Based Payment” (“SFAS No. 123R”), which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R also amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. The Company elected to use the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. For each award that has a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Stock based employee compensation expense for the years ended March 31, 2008 and 2007 was $433,532 and $292,996 respectively.

	(n)	Income Taxes

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

COACTIVE MARKETING GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(2)	Summary of Significant Accounting Policies (Continued)

	(n)	Income Taxes (Continued)

On April 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). There was no impact on the Company’s consolidated financial position, results of operations or cash flows at March 31, 2008 and for the year then ended as a result of implementing FIN 48. At the adoption date of April 1, 2007 and at March 31, 2008, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of April 1, 2007 and March 31, 2008, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress

	(o)	Net Income Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options and restricted stock. For purpose of computing diluted earnings per share, 204,860 and 446,209 common share equivalents were assumed to be outstanding for the years ended March 31, 2008 and 2007 respectively. For the years ended March 31, 2008 and 2007, stock options and warrants to purchase approximately 235,766 and 1,848,000 shares of common stock were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. The weighted average number of shares outstanding consist of:

	2008	2007

Basic	6,935,806	6,837,533
Dilutive effect of options and restricted stock	204,860	446,209

Diluted	7,140,666	7,283,742

(p)	Recent Accounting Standards Affecting the Company

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Management currently believes that the adoption of this statement will not have a material impact on the Company’s financial statements.

COACTIVE MARKETING GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

2)	Summary of Significant Accounting Policies (Continued)

	(p)	Recent Accounting Standards Affecting the Company (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value that are currently required to be measured at historical costs. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions for which are required to be applied prospectively.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management currently believes that the adoption of this statement will not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. Management currently believes that the adoption of this statement will not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management currently believes that the adoption of this statement will not have a material impact on the Company’s financial statements.

COACTIVE MARKETING GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(2)	Summary of Significant Accounting Policies (Continued)

(p) Recent Accounting Standards Affecting the Company (continued)

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management currently believes that the adoption of this statement will not have a material impact on the Company’s financial statements.

(q) Reclassifications

Certain amounts as previously reported have been reclassified to conform to current year presentation.

(3)	Property and Equipment

Property and equipment consist of the following:

	2008	2007

Furniture, fixtures and computer equipment	$5,138,711	$4,461,692
Leasehold improvements	4,215,467	4,213,241

	9,354,178	8,674,933
Less: accumulated depreciation and amortization	5,924,426	5,291,965

	$3,429,752	$3,382,968

Depreciation and amortization expense on property and equipment for the years ended March 31, 2008 and 2007 amounted to $632,461 and $852,948 respectively.

(4)	Notes Payable - Bank

At March 31, 2007 the Company’s term bank borrowings amounted to $2,000,000 and there were no borrowings outstanding under the revolving line of credit. On June 20, 2007, the Company repaid all bank borrowings, which totaled $1,762,000. Additionally, the Company substituted a $450,000 standby letter of credit issued by its prior lender with a cash security deposit to its landlord. The $450,000 security deposit is included in other assets in the March 31, 2008 balance sheet.

COACTIVE MARKETING GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(5)	Stockholders’ Equity

(i) Stock Options

Under the Company’s 1992 Stock Option Plan (the “1992 Plan”), employees of the Company and its subsidiaries and members of the Board of Directors were granted options to purchase shares of common stock of the Company. The 1992 Plan was amended on May 11, 1999 to increase the maximum number of shares of common stock for which options may be granted to 1,500,000 shares. The 1992 Plan terminated in 2002, although options issued thereunder remain exercisable until the termination dates provided in such options. Options granted under the 1992 Plan were either intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or non-qualified options. Grants under the 1992 Plan were awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 1992 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors is determined by the committee of the Board of Directors. At March 31, 2008, there were 27,500 options issued and outstanding, expiring from April 2008 through April 2011, under the 1992 Plan.

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended so as to increase the number of shares of common stock available under the plan to 1,250,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Committee of the Board of Directors. At March 31, 2008, there were 438,750 options, expiring from June 2008 through September 2017, issued under the 2002 Plan that remained outstanding. Any option under the 2002 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of March 31, 2008, the Company had 326,898 options or other awards available for grant under the 2002 Plan.

The maximum contractual option period for any of the Company’s options is ten years. The Company uses the Black-Scholes model to estimate the value of stock options granted under SFAS No. 123R. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of options. The assumptions presented in the table below represent the weighted-average of the applicable assumptions used to value stock options at their grant date. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience of the Company’s employees. In determining the volatility assumption, the Company considers the historical volatility of its common stock.

COACTIVE MARKETING GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(5)	Stockholders’ Equity (Continued)

(i) Stock Options (continued)

The per share weighted-average fair value of stock options granted on their respective date of grant using the modified Black-Scholes option-pricing model and their related weighted-average assumptions are as follows:

	2008	2007

Risk-free interest rate	4.36%	5.06%
Expected life – years	5.19	2.85
Expected volatility	62.1%	55.2%
Expected dividend yield	0%	0%

A summary of option activity under all plans as of March 31, 2008, and changes during the two-year period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term	Aggregate intrinsic value

Balance at March 31, 2006	$2.65	1,766,305
Granted (A)	$1.62	115,000
Exercised	$1.22	(371,380)
Canceled	$2.78	(758,050)

Balance at March 31, 2007	$3.07	751,875
Granted (B)	$2.31	80,000
Exercised	—	—
Canceled	$3.56	(365,625)

Balance at March 31, 2008 (vested and expected to vest)	$2.55	466,250	4.12	$153,863

Exercisable at March 31, 2008	$2.56	446,250	3.73	$142,800

(A)

Represents options granted to purchase 5,000 shares at an exercise price of $1.90. These options vest evenly over five years, beginning February 9, 2008. Also represents currently exercisable options granted to purchase 30,000 shares at an exercise price of $1.70 and 80,000 shares at an exercise price of $1.57.

(B)

Represents options granted to our non-employee directors - 40,000 shares at an exercise price of $2.26 per share and 40,000 shares at an exercise price of $2.35 per share. Fifty percent of the shares became exercisable on the date of grant and the remaining shares vest within one year from the date of grant.

COACTIVE MARKETING GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(5)	Stockholders’ Equity (Continued)

(i) Stock Options (continued)

The weighted-average grant-date fair value of options granted during the years ended March 2008 and 2007 was $1.32 and $.71, respectively. No options were exercised during Fiscal 2008. In Fiscal 2007, 371,380 options were exercised with an intrinsic value of approximately $209,500 generating approximately $453,700 of cash proceeds.

Total unrecognized compensation cost related to unvested stock option awards at March 31, 2008 amounted to $2,195 and is expected to be recognized over a weighted average period of one year. Total compensation cost for the option awards amounted to $104,240 and $121,112 for the years ended March 31, 2008 and 2007, respectively.

(ii) Warrants

At the end of March 31, 2008 there were outstanding warrants to purchase an aggregate of 40,766 shares of common stock at an exercise price of $3.68 per share held by one individual. These warrants were to expire on April 30, 2007. In April 2007, in consideration of services provided, the expiration date of these warrants was extended to April 30, 2010.

(iii) Restricted Stock

As of March 31, 2008, pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements, the Company had awarded 464,352 shares (net of forfeited shares) of common stock under the Company’s 2002 Plan to certain employees. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at their respective grant dates amount to approximately $1,123,901 and are recognized ratably as compensation expense over the vesting periods. The shares of common stock granted pursuant to such agreements vest in various tranches over one to five years from the date of grant.

The shares awarded to employees under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

As of March 31, 2008, pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements, the Company had awarded 300,000 shares of common stock that were not issued under the Company’s 2002 Plan. These shares include the award of 200,000 shares to the Company’s Chief Executive Officer as described below.

COACTIVE MARKETING GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(5)	Stockholders’ Equity (Continued)

(iii) Restricted Stock (continued)

On October 9, 2006, pursuant to a Restricted Stock Agreement and as approved by the Company’s Board of Directors, the Company awarded 200,000 shares of common stock to its newly appointed President and Chief Executive Officer. Such shares were not issued under the Company’s 2002 Plan. The fair value of these shares was determined by the market price of the Company’s common stock on the date of grant. The value of the shares at the grant date amounted to approximately $380,000. The shares will vest in one installment on October 9, 2011 provided the recipient is then employed by the Company. In addition, as set forth in the Restricted Stock Agreement, the shares will be subject to earlier incremental vesting to the extent the Company’s shares of common stock trade above specified thresholds for a minimum period of 20 consecutive trading days during the term of his employment with the Company. The accelerated vesting will occur as follows:

Share Price Threshold	Percentage of Shares Vested

$3.00	20%
$4.00	40%
$5.00	60%
$6.00	80%
$7.00	100%

A summary of all non-vested stock activity as of March 31, 2008, and changes during the two years then ended is presented below:

	Weighted average grant date fair value	Number of shares	Aggregate Intrinsic Value	Weighted average remaining contractual term

Unvested at March 31, 2006	$2.13	190,000

Granted	$1.81	678,750
Vested	$2.13	(30,000)
Forfeited	$1.86	(102,500)

Unvested at March 31, 2007	$1.87	736,250

Granted	$2.65	359,352
Vested	$1.96	(81,180)
Forfeited	$1.99	(361,250)

Unvested at March 31, 2008	$2.22	653,172	$431,094	3.82

COACTIVE MARKETING GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(5)	Stockholders’ Equity (Continued)

(iii) Restricted Stock (continued)

Total unrecognized compensation cost related to unvested stock awards at March 31, 2008 amounted to $1,169,267 and is expected to be recognized over a weighted average period of 3.77 years. Total compensation cost for the stock awards amounted to $329,992 and $71,844 for the years ended March 31, 2008 and 2007, respectively

(6)	Income Taxes

The components of income tax provision from continuing operations for the years ended March 31, 2008 and 2007 are as follows:

	2008	2007

Current:
State and local	$20,639	$101,450
Federal	25,886	18,765

	46,525	120,215

Deferred:
State and local	210,000	58,734
Federal	1,191,000	393,063

	1,401,000	451,797

	$1,447,525	$572,012

The differences between the provision for income taxes from continuing operations computed at the federal statutory rate and the reported amount of tax expense attributable to income form continuing operations before provision for income taxes for the years ended March 31, 2008 and 2007 are as follows:

	2008	2007

Statutory Federal income tax	34.0%	34.0%
State and local taxes, net of Federal benefit	6.8	4.6

Permanent differences	.8	4.9
Other	7.7	(10.7)

Effective tax rate	49.3%	32.8%

COACTIVE MARKETING GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(6)	Income Taxes (Continued)

The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in net deferred tax asset are as follows:

	2008	2007

Deferred tax (liabilities) assets:
Current:
Unbilled revenue	$(1,216,327)	$(385,566)
Allowance for doubtful accounts	155,108	142,317
Accrued compensation	660,184	—

	(401,035)	(243,249)

Non-current:
Goodwill, principally due to differences in amortization	383,576	1,656,873
Net operating loss carryforwards	2,227,857	2,938,063
Share-based payment arrangements	781,491	—
Other	311,905	341,478

	3,704,829	4,936,414

Net deferred tax asset	$3,303,794	$4,693,165

At March 31, 2008, the Company has federal net operating loss carry-forwards of approximately $5,475,000 that begin to expire March 31, 2024.

In assessing the realizability of deferred tax assets and liabilities, management considers whether it is more likely than not that some or all or them will not be realized. As of March 31, 2008 and 2007, the Company determined that a valuation allowance against its deferred tax asset was not necessary. The Company must generate approximately $8,260,000 of taxable income, exclusive of any reversals of timing differences, to fully utilize its net deferred tax asset. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

(7)	Significant Customer

For the years ended March 31, 2008 and 2007, Diageo North America, Inc. (“Diageo”) accounted for approximately 65% and 53%, respectively, of the Company’s revenues. At March 31, 2008 and 2007, Diageo accounted for 62% and 64%, respectively, of the Company’s accounts receivable.

COACTIVE MARKETING GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(8)	Employee Benefit Plan

The Company has a savings plan available to substantially all salaried employees which is intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Pursuant to the 401(k) Plan, employees may contribute up to 15% of their eligible compensation, up to the maximum amount allowed by law. The Company at its sole discretion may from time to time make discretionary matching contributions as it deems advisable. The Company’s current policy is to match its employee’s contributions to the 401(k) Plan at the rate of 50%, with the maximum matching contribution per employee being the lower of 2.5% of salary or $5,750 in any calendar year. For the years ended March 31, 2008 and 2007, the Company made discretionary contributions of approximately $148,000 and $181,000, respectively.

(9)	Investment in MarketVision

On May 22, 2006, the Company sold its 49% interest in MarketVision back to MarketVision for $1,100,000. In connection with the sale, the Company recorded a pre-tax gain of approximately $175,000 and an after tax loss of approximately $127,000 in fiscal 2007. The after tax loss reflects a tax provision of approximately $302,000 on the sale and reflects the estimated tax due as a result of the sale. This tax provision reflects the difference in the book and tax basis of the Company’s holdings in MarketVision and resulted in a corresponding reduction in the Company’s deferred tax asset on its consolidated balance sheet. The after tax loss of approximately $127,000 is included in the computation of the loss from discontinued operations in the Company’s consolidated statement of operations. The results of operations for MarketVision for the period April 1, 2006 through May 22, 2006 have been reclassified to discontinued operations, on a net of tax basis. Summarized financial information for MarketVision, reflected as discontinued operations, is as follows:

Results of Operations for the period April 1, 2006 through May 22, 2006:

Sales	$1,197,677

Operating expenses:
Reimbursable program costs and expenses	617,663
Outside production and other program expenses	151,184
Compensation expense	397,082
General and administrative expenses	163,705

Total operating expenses	1,329,634

Operating (loss)	(131,957)
Interest (expense)	(1,963)
Benefit for income taxes	32,591
Minority interest	51,679

Net (loss)	$(49,650)

COACTIVE MARKETING GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(10)	Related Party Transactions

(a)

In connection with the Company’s acquisition of Optimum, the Company entered into a lease agreement with Thomas Lachenman, a former director of the Company and former owner of Optimum, for the lease of the Cincinnati principal office of Optimum. The lease provides for an annual rental, adjusted annually based upon changes in the local consumer price index. Rent expense under this lease amounted to approximately $178,000 and $173,000 in 2008 and 2007, respectively. The lease expires in December 2010.

(b)

On June 14, 2006, the Board of Directors accepted the resignation of John Benfield, the Company’s Chief Executive Officer, and appointed Marc C. Particelli, a member of the Company’s Board of Directors, to serve as Chief Executive Officer and Chairman of the Board on an interim basis. Both Mr. Benfield’s resignation and Mr. Particelli’s appointment were effective as of July 12, 2006.

In connection with his appointment as interim Chief Executive Officer, the Board and Mr. Particelli entered into an employment agreement pursuant to which Mr. Particelli was to be paid an annual salary of $250,000 for devoting approximately 50% of his working time to the Company. In addition, for his agreement to serve as interim Chief Executive Officer, the Board approved the grant to Mr. Particelli of a five-year stock option to purchase 80,000 shares of the Company’s common stock at a price of $1.57 per share (the market price of the common stock on the date the grant was authorized), 40,000 which vested immediately and the balance vesting upon the earlier of the selection by the Company of a permanent Chief Executive Officer or June 20, 2007. Accordingly, in October 2006, upon the appointment of the Company’s new Chief Executive Officer, the remaining 40,000 shares of unvested options pursuant to this agreement became vested.

In addition, in connection with his resignation, the Company entered into an agreement with Mr. Benfield pursuant to which Mr. Benfield continued to be paid his salary and receive the same benefits previously provided to him by the Company for a period of one year following his termination. The Company recorded a pre-tax charge of approximately $330,000 during the year ended March 31, 2007 in connection with its obligations under the agreement with Mr. Benfield.

(c)

On October 9, 2006, the Company entered into a three year employment agreement with Charles Tarzian under which Mr. Tarzian joined the Company as its President and Chief Executive Officer, replacing Marc C. Particelli, who had been serving as Chairman of the Board and Chief Executive Officer on an interim basis. The employment agreement with Mr. Tarzian is for a three-year term and provides Mr. Tarzian with:

•	An annual base salary of $375,000.

•	An annual bonus based on the achievement of annual performance targets approved by the Company’s Board of Directors.

•

An award of 200,000 shares of the Company’s common stock under a Restricted Stock Agreement. The shares will vest in one installment on October 9, 2011 provided Mr. Tarzian is then employed by the Company. In addition, as set forth in the Restricted Stock Agreement, the shares will be subject to earlier incremental vesting to the extent the Company’s shares of common stock trade above specified thresholds for a minimum period of 20 consecutive trading days during the term of his employment with the Company.

COACTIVE MARKETING GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(10)	Related Party Transactions (Continued)

• Up to an additional 50,000 shares of restricted Common Stock per year based on the achievement of annual targets approved by the Company’s Board of Directors.

In addition, pursuant to the employment agreement, in the event that Mr. Tarzian’s employment is terminated by the Company without “Cause” or by Mr. Tarzian for “Good Reason”, Mr. Tarzian will be entitled to six months severance pay. In connection with Mr. Tarzian’s appointment as President and Chief Executive Officer, the Company’s Board of Directors approved compensation for Mr. Particelli, as the Company’s non-executive Chairman of the Board following such appointment, in the amount of $100,000 per annum.

(11)	Leases

The Company has several non-cancelable operating leases, primarily for property, that expire through 2015. One of the Company’s facilities is leased from the former owner of Optimum, who is also a former director of the Company. This lease expires in December 2010. The Company incurred rent expense under this related party lease in Fiscal 2008 and 2007 in the amounts of approximately $178,000 and $173,000, respectively. Rent expense for the years ended March 31, 2008 and 2007 amounted to approximately $1,314,000 and $1,456,000, respectively. Future non-cancelable minimum lease payments under all of the leases as of March 31, 2008 are as follows:

Year ending March 31,
2009	$1,292,000
2010	1,236,000
2011	1,188,000
2012	1,066,000
2013	1,137,000
Thereafter	2,803,000

$8,722,000

The Company has a one-time option to terminate early its sublease for its principal office space in New York, effective October 25, 2009. To exercise this option, the Company would be required to notify the landlord in October 2008 and pay a non-refundable cancellation fee of $342,182 to the landlord at the time of such notification. The New York sublease also provides for an upwards adjustment in the lease payments, at the landlord’s option, effective November 1, 2009, to a rate equal to 90% of the then current market rate. The Company’s current payments under the lease are below current market rates, and as a result the Company anticipates that these lease provisions will likely result in an upwards adjustment of its lease payment or the Company’s termination of the sublease and relocation of its New York offices. The Company is unable to determine at this time what the adjusted lease payments would be following such adjustment. The lease payments disclosed in the above schedule do not reflect the effect of the potential termination of the sublease or the lease adjustment described above.

COACTIVE MARKETING GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(12)	Subsequent Event

On June 12, 2008, the Company signed a commitment letter with a commercial lender providing for a $5,000,000 senior secured credit facility consisting of a three-year revolving credit facility in the principal amount of $2,500,000 and a three-year term loan in the amount of $2,500,000.

(13)	Selected Quarterly Consolidated Financial Data (Unaudited)

	First Quarter Ended June 30, 2007	Second Quarter Ended September 30, 2007	Third Quarter Ended December 31, 2007	Fourth Quarter Ended March 31, 2008

Sales	$20,408,420	$17,831,661	$24,144,613	$23,137,998
Operating expenses	20,789,818	16,482,178	22,860,032	22,543,543

Operating income (loss)	(381,398)	1,349,483	1,284,581	594,455

Net income (loss)	$(246,236)	$821,598	$840,060	$71,414
Net income (loss) per common share:
Basic	$(.04)	$.12	$.12	$.01
Diluted	$(.04)	$.12	$.12	$.01
Weighted average common shares:
Basic	6,923,751	6,929,311	6,940,510	6,950,706
Diluted	6,923,751	7,091,856	7,181,518	7,074,628

	First Quarter Ended June 30, 2006	Second Quarter Ended September 30, 2006	Third Quarter Ended December 31, 2006	Fourth Quarter Ended March 31, 2007

Sales	$27,021,465	$25,650,355	$23,938,534	$19,269,604
Operating expenses	25,485,242	23,875,271	23,854,374	20,678,400

Operating income (loss)	1,536,223	1,775,084	84,160	(1,408,796)

Net income (loss)	$756,362	$862,912	$88,126	$(711,349)
Net income (loss) per common share:
Basic	$.11	$.13	$.01	$(.10)
Diluted	$.11	$.12	$.01	$(.10)
Weighted average common shares:
Basic	6,785,054	6,849,751	6,855,575	6,859,751
Diluted	7,012,784	7,161,932	7,393,459	6,859,751

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A(T).	Controls and Procedures.

Disclosure Controls and Procedures

          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, we concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in the our reports filed or submitted under the Exchange Act.

Management’s Report On Internal Control Over Financial Reporting

          The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Exchange Act defines internal control over financial reporting in Rule 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in “Internal Control – Integrated Framework”.

          Based upon its assessment, management concluded that, as of March 31, 2008, the Company’s internal control over financial reporting is effective based upon those criteria.

          This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

          There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

The information required to be disclosed in Part III (Items 10, 11, 12, 13 and 14, and fees and services) will be incorporated by reference from the Company’s definitive proxy statement if filed prior to July 30, 2008 or, if such proxy statement is not filed by such date, such information will be disclosed by amendment to this Form 10-K prior to July 30, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report.

1.	Financial Statements:

2.	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts	43

3.	Exhibits:

Exhibit Number	Description of Exhibits.

3.1

Certificate of Incorporation, as amended, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the three month period ended September 30, 1999, initially filed with the Securities and Exchange Commission on November 22, 1999).

3.2

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 4, 2007).

10.1*

CoActive Marketing Group, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement initially filed with the Securities and Exchange Commission on July 29, 2002).

10.2

Stock Purchase Agreement, dated as of May 22, 2006, by and between the Registrant, Yvonne Garcia and Market Vision (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 22, 2006, filed with the Securities and Exchange Commission on May 22, 2006).

10.3*

Employment Agreement dated June 20, 2006 between Registrant and Marc C. Particelli (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 14, 2006, filed with the Securities and Exchange Commission on June 20, 2006).

10.4*

Agreement dated June 19, 2006 between Registrant and John P. Benfield (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 14, 2006, filed with the Securities and Exchange Commission on June 20, 2006).

10.5*

Employment Agreement dated October 9, 2006 between Registrant and Charles Tarzian (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 9, 2006, filed with the Securities and Exchange Commission on October 10, 2006).

10.6*

Restricted Stock Agreement dated October 9, 2006 between Registrant and Charlie Tarzian (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 9, 2006, filed with the Securities and Exchange Commission on October 10, 2006).

10.7*

Form of Indemnification Agreement for Directors and Officers, dated as of November 8, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 8, 2006, filed with the Securities and Exchange Commission on November 14, 2006).

10.8*

Agreement, dated as of March 27, 2007, between the Registrant and Paul Amershadian (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 28, 2007, filed with the Securities and Exchange Commission on April 2, 2007).

10.9*

Employment Agreement dated April 2, 2007 between Registrant and Brian Murphy (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 2, 2007, filed with the Securities and Exchange Commission on April 6, 2007).

Exhibit Number	Description of Exhibits.

10.10*

Agreement, dated as of April 30, 2007, between the Registrant and Erwin Mevorah (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 30, 2007, filed with the Securities and Exchange Commission on April 30, 2007).

10.11*

Letter Agreement dated as of September 28, 2007, between the Registrant and Fred Kaseff (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 15, 2007, filed with the Securities and exchange Commission on October 16, 2007).

10.12*

Registered Stock Agreement dated October 15, 2007 between Registrant and Fred Kaseff incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K dated October 15, 2007, filed with the Securities and exchange Commission on October 16, 2007).

14

Registrant’s Code of Ethics (incorporated by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, initially filed with the Securities and Exchange Commission on July 22, 2004).

21

Subsidiaries of the Registrant (incorporated by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, initially filed with the Securities and Exchange Commission on July 12, 2006).

23.1	Consent of Lazar, Levine & Felix LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act.

32.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act.

*	Indicates a management contract or compensatory plan or arrangement

Schedule II – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at beginning of period	Additions	Deductions	Balance at end of period

Year ended March 31, 2008	$364,916	$22,853	$—	$387,769
Year ended March 31, 2007	$325,210	$122,790	$83,084	$364,916

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

COACTIVE MARKETING GROUP, INC.

By:	/s/ FRED KASEFF

Fred Kaseff
Chief Financial Officer
(Principal Accounting Officer)

Dated: June 23, 2008

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature and Title		Signature and Title

By:	/s/ CHARLES F. TARZIAN	By:	/s/ FRED KASEFF

Charles F. Tarzian		Fred Kaseff
President and		Chief Financial Officer
Chief Executive Officer		(Principal Accounting Officer)
(Principal Executive Officer)
Dated: June 23, 2008		Dated: June 23, 2008

By:	/s/ HERBERT M. GARDNER	By:	/s/ MARC C. PARTICELLI

Herbert M. Gardner		Marc C. Particelli
Director		Director
Dated: June 23, 2008		Dated: June 23, 2008

By:	/s/ JOHN A. WARD, III	By:	/s/ JAMES H. FEENEY

John A. Ward, III		James H. Feeney
Director		Director
Dated: June 23, 2008		Dated: June 23, 2008