Form 10-K/A
period 2008-03-31
COACTIVE MARKETING GROUP INC
filed 2008-07-29
CIK 886475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

               As of September 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately$16,442,000.

               As of June 18, 2008 there were 7,629,519 shares of Common Stock, $.001 par value, outstanding.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

          The following table sets forth information with respect to each Director and executive officer of the Company.

DIRECTORS

Marc C. Particelli Age: 63 Director since February 2005; Chairman of the Board

Chairman of the Board of the Company since July 12, 2006, and its interim President and Chief Executive Officer from July 12, 2006 until October 9, 2006. Mr. Particelli was the Chief Executive Officer of Modem Media, an interactive marketing services firm, from January 1991 until its acquisition by Digitas Inc. in October 2004, and more recently, from August 2005 until March 2006, he was the Chief Executive Officer of TSM Corporation, a telecommunications company serving the Hispanic market. Earlier, Mr. Particelli was a partner at Oak Hill Capital Management, a private equity investment firm, and managing director at Odyssey Partners L.P., a hedge fund. Prior to entering the private equity business, Mr. Particelli spent 20 years with Booz Allen where he helped create the Marketing Industries Practice and led its expansion across Europe, Asia and South America. Mr. Particelli also currently serves as a director of and investor in several private companies, and as an advisor to several private equity firms. Mr. Particelli presently serves as a director of Pacifichealth Laboratories, Inc. and Rewards Network Inc.

Charles F. Tarzian Age: 51 Director since October 2006; Chief Executive Officer

Chief Executive Officer of the Company since October 9, 2006. From 1996 through 1999, Mr. Tarzian was President of Blau Marketing Technologies, the technology subsidiary of Barry Blau and Partners, one of the largest independent direct marketing agencies in the U.S. at that time. In late 1998, he became Chief Technology Officer of Circle.com, the publicly traded subsidiary of Snyder Communications Inc. providing Internet professional services, including strategic e-commerce consulting and online marketing. Mr. Tarzian later became Circle.com’s Chief Strategy Officer before being appointed its Chief Executive Officer in November 2000. In 2001, Circle.com was integrated into Euro RSCG Worldwide, the global advertising unit of Havas, and Mr. Tarzian assumed the title of Chief Executive Officer of the New York region of Euro RSCG, a position he held until May 2006.

James H. Feeney Age: 69 Director since July 2004

Principal of The Feeney Group LLC, an advertising and marketing consulting firm working with companies in developing strategic positioning, since 2000. Also Partner of O’Neil Lifton Huffstetler Feeney & Barry, a venture marketing, creative development firm, since May 2003. Prior thereto, from March 1996, was President and CEO of Trone Advertising, an advertising agency. Mr. Feeney was President and Chairman of the Executive Committee of Albert Frank-Guenther Law, a 125 year old international financial service agency from 1993 to 1996. Prior to AFGL, he spent 13 years as Executive Vice President of Ally&Gargano where he led the launch of MCI at the Agency for 5 years. He was at The Ted Bates Advertising Agency for 12 years where he was Managing Director, Senior Vice President.

Herbert M. Gardner Age: 68 Director since May 1997

Executive Vice President, Barrett-Gardner Associates, Inc., an investment and merchant banking firm, since October 2002. Prior thereto, Senior Vice President of Janney Montgomery Scott LLC, an investment banking firm, since 1978. Presently serves as Chairman of the Board of Directors of Supreme Industries, Inc. and as a director of Chase Packaging Corp., Nu Horizons Electronics Corp., TGC Industries, Inc. and Rumson Fair Haven Bank and Trust Company.

John A. Ward, III Age: 62 Director since July 2002

Mr. Ward was the Chief Executive Officer of Innovative Card Technologies, Inc. from August 15, 2006 until September 21, 2007, and was the interim Chief Executive Officer of Doral Financial Corporation from September 15, 2005 until August 15, 2006. Previously, Mr. Ward was the Chairman and Chief Executive Officer of American Express Bank from January 1996 until September 2000, and President of Travelers Cheque Group from April 1997 until September 2000. Mr. Ward joined American Express following a 27-year career at Chase Manhattan Bank, during which he held various senior posts in the United States, Europe and Japan. His last position at Chase was that of Chief Executive Officer of ChaseBankCard Services, which he held from 1993 until 1995. Presently serves as a director of Primus Guaranty, Ltd.

EXECUTIVE OFFICERS

Fred Kaseff Age: 50 Chief Financial Officer

Chief Financial Officer of the Company since October 15, 2007. Previously, served as the Chief Financial Officer of [x+1], an online marketing agency, from June 2006 until September 2007; as the Chief Financial Officer of Firefighter Brands/Firefighter Beverages, a marketer of firefighter-themed foods and beverages, from September 2003 until May 2006; as the Chief Financial Officer of ParishPay, a credit card processor for religious institutions, from May 2002 until August 2003; and as the Chief Financial Officer of Brann Worldwide, a division of Havas Advertising, and Brann’s predecessor corporation, Barry Blau & Partners, from October 1985 until April 2002. Mr. Kaseff began his career as a Staff Accountant with KPMG LLP.

Audit Committee

          The Company has an Audit Committee currently composed of Herbert M. Gardner (Chairman), John A. Ward, III and James H. Feeney. The Board of Directors has determined that Herbert M. Gardner is an “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K and is independent as defined in rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market.

Compliance With Section 16(a) Of The Exchange Act

          Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and Directors and persons who own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. To the Company’s knowledge, based solely on a review of the Forms 3, 4, and 5 submitted to the Company during and with respect to Fiscal 2008, there were no known failures to file a required Form 3, 4 or 5 and, except for one late filing of a Form 4 by each of Charlie Tarzian and Marc Particelli, no known late filings of a required Form 3, 4 or 5 by any person required to file such forms with respect to the Company pursuant to Section 16 of the Exchange Act.

Code of Conduct

          The Company maintains a Code of Conduct that is applicable to all of the Company’s and its subsidiaries’ employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Code of Conduct, which satisfies the requirements of a “code of ethics” under applicable Securities and Exchange Commission rules, contains written standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely and understandable public disclosures and communications, including financial reporting; compliance with applicable laws, rules and regulations; prompt internal reporting of violations of the code; and accountability for adherence to the code.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

General

          The Compensation Committee of the Board of Directors (the “Committee”), under its charter, is charged with, among other things, determining the cash and non-cash compensation of our executive officers, and exercising the authority of the Board of Directors with respect to the administration of our stock-based and other incentive compensation plans.

          Our compensation arrangements with those persons who served as our executive officers for all or part of Fiscal 2008 primarily reflect the individual circumstances surrounding the applicable executive officer’s hiring or appointment, as reflected in the employment agreements we entered into with those persons, and, in the case of departed executives, the separation agreements we entered into with such persons. The foregoing information is intended to provide context for the discussion that follows regarding our compensation arrangements with those persons who served as our executive officers for all or part of Fiscal 2008.

Compensation Philosophy

          The Committee believes that the most effective executive compensation programs are designed to attract and retain key employees, reward the achievement of corporate and individual objectives, and reward superior performance. The Committee evaluates both performance and compensation to make sure that compensation provided to key employees remains competitive relative to the compensation paid to executives at peer companies. The Committee believes that the Company’s compensation programs should include cash and equity-based compensation and should reward performance as measured against individual and Company goals.

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

Principal Components of Compensation of Our Executive Officers

          The principal components of the compensation paid to our executive officers consist of:

•	base salary;

•	cash bonuses; and

•	equity compensation, generally in the form of restricted stock.

Allocation and Objectives of Compensation

          The Committee has established the following policies and guidelines with respect to the mix of base salary, cash bonus and equity awards to be paid or awarded to our executive officers.

•	Target cash bonus for our Chief Executive Officer equal to 50% of his base salary for the achievement of objectives established by the Committee and the Board of Directors;

•

Target cash bonus for our other executive officers equal to 30% of the base salary of each such officer, respectively, for the achievement of objectives established by the Committee and the Board of Directors; and

•	Restricted stock grants vesting over five-years, awarded to executive officers at the discretion of the Committee annually and upon initial employment.

Base Salary

          Base salary levels for the Company’s executive officers recognize the experience, skills, knowledge and responsibilities required of each executive officer and are determined, as applicable, based on prevailing market conditions, terms of existing employment agreements, and arms’ length negotiation. The base salary for the Company’s executive officers during Fiscal 2008 reflected the terms of their respective employment agreements.

Equity Compensation

Chief Executive Officer

          Upon his appointment, the Committee approved the award to Mr. Tarzian of 200,000 shares of the Company’s common stock under a Restricted Stock Agreement. The shares will vest in one installment on October 9, 2011 (the five-year anniversary of his appointment) if Mr. Tarzian is then employed by the Company. In addition, the shares are subject to earlier incremental vesting to the extent the Company’s shares of common stock trade above specified thresholds for a minimum period of 20 consecutive trading days during the term of his employment with the Company. In addition, in October 2007, the Committee approved the award to Mr. Tarzian of issued an additional 50,000 shares of restricted Common Stock of the Company vesting over a five-year period.

Chief Financial Officer

          In connection with his appointment as Chief Financial Officer in October 2007, the Committee approved the award to Mr. Kaseff of 100,000 shares of restricted Common Stock of the Company vesting over a five-year period.

Bonus Compensation

          On June 17, 2008, the Committee approved the payment of a $187,500 cash bonus to Mr. Tarzian and a $55,000 cash bonus to Mr. Kaseff in respect of their performance during Fiscal 2008. Such bonuses were paid in July 2008.

Other Benefits

          The Company believes that establishing competitive benefit packages for its employees is an important factor in attracting and retaining highly qualified personnel. Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, and the Company’s 401(k) plan, in each case on the same basis as other employees. During Fiscal 2008, consistent with the Company’s practice with respect to all of its employees, the Company provided matching contributions under its 401(k) plan. Other than the 401(k) plan offered to all of its eligible employees, the Company does not offer retirement benefits.

SUMMARY COMPENSATION TABLE

          The following table shows for Fiscal 2008 compensation awarded to or earned by Charles F. Tarzian, the Company’s Chief Executive Officer; Fred Kaseff and Erwin Mevorah, each of whom served as the Company’s Chief Financial Officer during Fiscal 2008; and Brian Murphy, who served as the Company’s Vice Chairman during Fiscal 2008 (collectively, the “Named Executive Officers”). Erwin Mevorah and Brian Murphy are no longer employed by the Company.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards (1) ($)	All Other Compensation ($)		Total ($)

Charles F. Tarzian, Chief Executive Officer (3)
	2008	$375,000		$187,500	$76,000	—		$638,500
	2007	$179,087		$85,000	$38,000	—		$302,087

Fred Kaseff, Chief Financial Officer (4)
	2008	$127,099		$55,000	$29,000	—		$211,099
	2007	—		—	—	—		—

Erwin Mevorah, former Chief Financial Officer (5)
	2008	$36,092		—	—	$153,638	(9)	$189,730
	2007	$307,940	(7)	$65,000	$76,800	$7,650	(2)	$457,390

Brian Murphy, former Vice Chairman (6)
	2008	$271,500		—	—	$93,625	(9)	$365,125
	2007	$362,000	(8)	—	$4,826	$7,500	(2)	$389,326

(1) The value of stock awards granted to the Named Executive Officers has been estimated pursuant to SFAS No. 123(R). The Named Executive Officers will not realize the estimated value of these awards in cash until these awards are vested and sold. For information regarding our valuation of awards of restricted stock, see “Restricted Stock” in Note 5 of our financial statements for the period ended March 31, 2008.

(2) Consists of 401(k) matching contributions.

(3) Commenced employment with us on October 9, 2006.

(4) Commenced employment with us on October 15, 2007.

(5) Employment with us terminated on April 30, 2007.

(6) Employment with us terminated on December 31, 2007.

(7) Includes $2,000 in respect of a car allowance.

(8) Includes $4,000 in respect of a car allowance.

(9) Consists of severance payments following termination of employment.

Outstanding Equity Awards at March 31, 2008

	Stock Awards

Name	Number of shares or Units of Stock That Have Not Vested (#)	Market Value of shares or Units of Stock That Have Not Vested ($)

Charlie Tarzian	250,000	$720,000

Fred Kaseff	100,000	$288,000

Erwin Mevorah	—	—

Brian Murphy	—	—

Executive Employment Contracts, Termination of
Employment and Change-in-Control Arrangements

          Charles F. Tarzian. On October 9, 2006, the Company entered into an Employment Agreement with Charles F. Tarzian under which Mr. Tarzian joined the Company as its President and Chief Executive Officer. The Employment Agreement with Mr. Tarzian is for a three-year term and provides Mr. Tarzian with (i) an annual base salary of $375,000, (ii) an annual bonus targeted at 50% of his base salary, (iii) an initial award of 200,000 shares of the Company’s common stock under a Restricted Stock Agreement, and (iv) up to an additional 50,000 shares of restricted Common Stock per year based on the achievement of annual targets approved by the Company’s Board of Directors. Pursuant to the Employment Agreement, in the event that Mr. Tarzian’s employment is terminated by the Company without “Cause” or by Mr. Tarzian for “Good Reason”, Mr. Tarzian will be entitled to six months severance pay.

          Fred Kaseff. In connection with his appointment as Chief Financial Offer, Mr. Kaseff entered into a letter agreement with the Company which provides for an annual base salary of $275,000, the issuance to Mr. Kaseff upon the commencement of his employment of 100,000 shares of restricted Common Stock of the Company vesting over a five-year period, and eligibility to receive an annual bonus targeted at 40% of base salary.

          Brian Murphy. Pursuant to an Agreement dated as of December 31, 2007, the Company and Mr. Murphy agreed to Mr. Murphy’s termination of his employment with the Company. Pursuant to the Agreement, the Company agreed to pay Mr. Murphy up to nine months’ of severance payments in the amount of $271,500. Prior to the termination of his employment, Mr. Murphy was employed pursuant to an employment agreement providing for an annual base salary of $362,000.

          Erwin Mevorah. Pursuant to an Agreement dated as of April 30, 2007, the Company and Mr. Mevorah agreed to Mr. Mevorah’s resignation as Chief Financial Officer and the termination of his employment with the Company. Pursuant to the Agreement, the Company (i) paid Mr. Mevorah six months’ of severance payments in the amount of $153,000, and (ii) paid Mr. Mevorah his previously approved bonus of $65,000 plus approximately $11,000 for accrued and unused vacation days. Prior to the termination of his employment, Mr. Mevorah was employed pursuant to an employment agreement providing for an annual base salary of $306,000.

Compensation of Directors

          The following table shows for the Fiscal 2008 certain information with respect to the compensation of all non-employee directors of the Company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards (1) ($)	All other compensation ($)	Total ($)

Marc C. Particelli (2)	100,000	16,875	65,141	—	182,016
Herbert M. Gardner (3)	51,500	16,875	12,621	—	80,996
John A. Ward, III (4)	47,000	16,875	12,621	—	76,496
James H. Feeney (5)	39,500	16,875	12,621	5,000	73,996

(1)

The value of option and stock awards granted to directors has been estimated pursuant to SFAS No. 123(R) for options granted and stock awarded in Fiscal 2008. The directors will not realize the estimated value of these awards in cash until these awards are vested, exercised and sold, as applicable. For information regarding our valuation of option awards and stock grants, see Note 5 of our financial statements for the period ended March 31, 2008.

(2)	At March 31, 2008, Mr. Particelli held options to purchase an aggregate of 125,000 shares of Common Stock.

(3)	At March 31, 2008, Mr. Gardner held options to purchase an aggregate of 71,250 shares of Common Stock.

(4)	At March 31, 2008, Mr. Ward held options to purchase an aggregate of 43,750 shares of Common Stock.

(5)	At March 31, 2008, Mr. Feeney held options to purchase an aggregate of 45,000 shares of Common Stock. All other compensation consists of fees for consulting services provided during Fiscal 2008.

          Each of our non-employee Directors receives an annual stipend of $20,000, a fee of $1,500 per Board meeting attended and a fee of $750 per Committee meeting attended. In addition, the Chairmen of the Audit and Compensation Committees receive annual payments of $15,000 and $7,500, respectively.

          In connection with Mr. Tarzian’s appointment as President and Chief Executive Officer in October 2006, the Company’s Board of Directors approved compensation for Mr. Particelli, as the Company’s non-executive Chairman of the Board following such appointment, in the amount of $100,000 per annum, which is in lieu of the $20,000 stipend paid to non-employee directors.

          All Directors are reimbursed for reasonable travel expenses incurred in connection with attending Board meetings. Pursuant to the Company’s 2002 Long-Term Incentive Plan, on April 30, 2007 each of the Company’s non-employee Directors was granted an option to purchase 10,000 shares of Common Stock, exercisable at the fair market value of the shares of Common Stock on the date of grant. During Fiscal 2008, the Board approved the replacement of the annual option grant with the quarterly grant, on the first day of each fiscal quarter, of shares of Common Stock with a value of $7,500 as of the last day of the preceding quarter. The first such grant to the Company’s non-employee directors was effected on July 2, 2007.

Compensation Committee Interlocks and Insider Participation

          None of the current members of the Compensation Committee have been, or are, an officer or employee of the Company. During Fiscal 2008, none of our executive officers served as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that had one or more executive officers serving as a member of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The following table sets forth certain information as of July 15, 2008 with respect to stock ownership of (i) those persons or groups known to the Company to beneficially own more than 5% of the Company’s outstanding Common Stock, (ii) each of the Company’s Directors and executive officers named in the summary compensation table, and (iii) the Company’s Directors and executive officers as a group. Unless otherwise indicated, the named beneficial owner has sole voting and investment power with respect to the shares.

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)

(i)	Beneficial Owners of More Than 5% of the Common Stock (Other Than Directors, Nominees and Executive Officers)

	Rutabaga Capital Management 64 Broad Street, 3rd Floor Boston, MA 02109	745,711	(2)	9.2%

	John P. Benfield 63 Murray Ave. Port Washington, NY 11050	462,248		5.7%

	Donald A. Bernard c/o CoActive Marketing Group, Inc. 75 Ninth Avenue New York, NY 1011	524,648		6.4%

	Thomas E. Lachenman 7788 White Road Rising Sun, Indian 47040	435,698	(3)	5.4%

	Brian Murphy 16 Beach Lane Westhampton Beach, New York 11978	481,000		5.9%

(ii)	Directors, Nominees and Executive Officers

	Herbert M. Gardner c/o CoActive Marketing Group, Inc. 75 Ninth Avenue New York, NY 10011	299,332	(4)	3.6%

	John A. Ward, III c/o CoActive Marketing Group, Inc. 75 Ninth Avenue New York, NY 10011	204,125	(5)	2.5%

	Charles F. Tarzian c/o CoActive Marketing Group, Inc. 75 Ninth Avenue New York, NY 10011	263,705	(6)	3.2%

	Marc C. Particelli c/o CoActive Marketing Group, Inc. 75 Ninth Avenue New York, NY 10011	370,822	(7)	4.5%

	James H. Feeney c/o CoActive Marketing Group, Inc. 75 Ninth Avenue New York, NY 10011	58,675	(8)	*

	Fred Kaseff c/o CoActive Marketing Group, Inc. 75 Ninth Avenue New York, NY 10011	106,250	(9)	1.3%

(iii)	All Directors and Executive Officers as a Group (6 persons)	1,303,209	(10)	15.3%

*	Less than 1%.

(1)

All information was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission or otherwise available to the Company.

(2)	Based solely on a Form 13F-HR/A filed with the SEC on May 2, 2008.

(3)

Includes 325,698 shares of Common Stock registered in the name of OG Holding Corporation Liquidation Trust. Mr. Lachenman is the trustee of OG Holding Corporation Liquidation Trust and owns the entire interest of the trust in the shares of Common Stock held by the trust.

(4)

Includes 40,766 shares of Common Stock issuable upon exercise of immediately exercisable warrants, 64,375 shares of Common Stock issuable upon exercise of immediately exercisable options, and 56,299 shares of Common Stock held in individual retirement accounts for the benefit of Mr. Gardner. Excludes (i) 23,766 shares of Common Stock held by Mr. Gardner’s wife, as to which Mr. Gardner disclaims any beneficial interest, and (ii) 25,180 shares of Common Stock owned by the Gardner Family Foundation, a charitable organization, of which Mr. Gardner is President and a board member.

(5)	Includes 43,750 shares of Common Stock issuable upon exercise of immediately exercisable options.

(6)	Includes 250,000 shares of restricted stock that are subject to forfeiture and 2,000 shares owned by Mr. Tarzian’s spouse as to which Mr. Tarzian disclaims beneficial ownership.

(7)

Includes 165,000 shares of Common Stock issuable upon exercise of immediately exercisable options. Also includes (i) 14,300 shares owned by Mr. Particelli’s IRA; and (ii) 25,000 shares owned by the Marc C & Kaye B GRAT Trust (the “Trust”). The beneficiaries of the Trust are Mr. Particelli’s children, and Mr. Particelli’s wife is a trustee of the Trust. Mr. Particelli disclaims beneficial ownership of the shares held by the Trust.

(8)	Includes 45,000 shares of Common Stock issuable upon exercise of immediately exercisable options.

(9)	Includes 100,000 shares of restricted stock that are subject to forfeiture.

(10)	Includes 358,891 shares of Common Stock issuable upon exercise of immediately exercisable options and warrants and 350,000 shares of restricted stock that are subject to forfeiture.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH RELATED PERSONS

RELATED-PERSON TRANSACTIONS POLICY AND PROCEDURES

          The Company has a written Related-Person Transactions Policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any “related person” are participants involving an amount that exceeds $50,000. Transactions involving compensation for services provided to the Company as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.

          Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, the Company relies on information supplied by its executive officers and directors. In considering related-person transactions, the Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to the Company, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products, and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Committee look at, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders, as the Committee determines in the good faith exercise of its discretion.

Lease of Optimum Office

          In connection with the Company’s acquisition of its Optimum subsidiary in 1998, the Company entered into an agreement with Thomas Lachenman, a principal stockholder of the Company and former owner of Optimum, for the lease of the Cincinnati principal office of Optimum, which is owned by Mr. Lachenman. The agreement provides for annual rental payments, in the amount of $178,000 for Fiscal 2008, adjusted annually based upon changes in the local consumer price index. The lease expires in December 2010.

Director Independence

          The Board of Directors has determined that each of the following directors is an “independent director” as defined in Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market (the “Nasdaq listing standards”): Herbert M. Gardner, James H. Feeney, Marc C. Particelli and John A. Ward, III. The Board of Directors has also determined that each of the members of its Audit, Compensation and Nominating Committees meets the independence requirements applicable to those committees prescribed by the Nasdaq listing standards and the Securities and Exchange Commission, as currently in effect.

Item 14.	Principal Accounting Fees and Services.

Principal Accounting Firm Fees

          The following table sets forth the aggregate fees billed to and accrued by the Company for Fiscal 2008 and Fiscal 2007, by Lazar Levine & Felix LLP, the Company’s principal accounting firm:

	Fiscal 2008	Fiscal 2007
Audit Fees (for audit of annual financial statements and review of quarterly financial statements)	$293,000	$31,300
Audit-Related Fees (review workpapers of predecessor auditors)	—	64,500
Tax Fees (for federal, State and local tax compliance and planning)	57,000	107,850
All Other Fees (1)	35,000	153,594

Total	$385,000	$757,850

(1) For Fiscal 2007, these fees were incurred in connection with the restatement of financial statements for prior periods, and For Fiscal 2008, these fees relate to the audit of the Company’s 401(k) plan, and due diligence assistance in connection with an acquisition.

          In addition to the fees set forth above, during Fiscal 2007, the Company paid $290,000 to Grant Thornton for services rendered during the period they served as the Company’s independent auditor.

Pre-Approval Policies and Procedures

          The Audit Committee has adopted a policy requiring pre-approval by the Audit Committee of all services (audit and non-audit) to be provided to the Company by its independent auditor. In accordance with that policy, the Audit Committee approved all non-audit services rendered to the Company by Lazar Levine in Fiscal 2008 and has determined that the provision of non-audit services by such auditors was compatible with maintaining their independence.

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

Charles F. Tarzian
President and Chief Executive Officer

Dated: July 28, 2008

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature and Title		Signature and Title

By:	/s/ Charles F. Tarzian	By:	/s/ Fred Kaseff

Charles F. Tarzian		Fred Kaseff
President and		Chief Financial Officer
Chief Executive Officer and Director		(Principal Financial Officer)
(Principal Executive Officer)
Dated: July 28, 2008		Dated: July 28, 2008

By:	/s/ Herbert M. Gardner	By:	/s/ John A. Ward, III

	Herbert M. Gardner		John A. Ward, III
	Director		Director
Dated: July 28, 2008		Dated: July 28, 2008

By:	/s/ James H. Feeney	By:	/s/ Marc C. Particelli

	James H. Feeney		Marc C. Particelli
	Director		Director
Dated: July 28, 2008		Dated: July 28, 2008