Form 10-Q
period 2008-06-30
COACTIVE MARKETING GROUP INC
filed 2008-08-13
CIK 886475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-20394

COACTIVE MARKETING GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1340408

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

75 Ninth Avenue
New York, New York	10011

(Address of principal executive offices)	(Zip Code)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):
Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of August 4, 2008, 8,137,790 shares of the Registrant’s Common Stock, par value $.001 per share, were outstanding.

INDEX

COACTIVE MARKETING GROUP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
COACTIVE MARKETING GROUP, INC.
Condensed Consolidated Balance Sheets
June 30, 2008 and March 31, 2008

	June 30, 2008	March 31, 2008

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,771,945	$5,323,527
Accounts receivable, net of allowance for doubtful accounts of $209,000 at June 30, 2008 and $388,000 at March 31, 2008	4,808,663	6,586,673
Unbilled contracts in progress	5,331,804	6,338,361
Deferred contract costs	5,559,881	3,912,437
Prepaid expenses and other current assets	390,027	327,782

Total current assets	18,862,320	22,488,780

Property and equipment, net	3,382,280	3,429,752
Cash held in escrow	750,000	—
Deferred tax asset	3,370,829	3,704,829
Goodwill and other intangible assets	10,110,645	7,557,203
Other assets	559,088	489,511

Total assets	$37,035,162	$37,670,075

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,742,520	$2,056,913
Deferred revenue and other client credits	7,464,712	11,983,638
Accrued job costs	4,317,514	3,254,729
Accrued compensation	3,126,909	2,774,033
Other accrued liabilities	2,529,990	2,801,352
Deferred taxes payable	401,035	401,035
Notes payable bank – current	675,000	—

Total current liabilities	20,257,680	23,271,700

Deferred rent	2,357,023	2,409,942
Notes payable bank	1,825,000	—

Total liabilities	24,439,703	25,681,642

Commitments and contingencies

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; 8,127,858 issued and 7,795,632 outstanding at June 30, 2008 and 7,624,103 shares issued and outstanding at March 31, 2008	7,796	7,624
Additional paid-in capital	11,308,526	11,178,594
Retained earnings	1,279,137	802,215

Total stockholders’ equity	12,595,459	11,988,433

Total liabilities and stockholders’ equity	$37,035,162	$37,670,075

See notes to condensed consolidated financial statements.

COACTIVE MARKETING GROUP, INC.
Condensed Consolidated Statements of Operations
Three Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended June 30,
	2008	2007

Sales	$22,331,307	$20,408,420

Operating expenses:
Reimbursable program costs and expenses	4,708,509	6,172,718
Outside production and other program expenses	8,346,346	6,421,798
Compensation expense	6,909,037	6,665,334
General and administrative expenses	1,566,019	1,529,968

Total operating expenses	21,529,911	20,789,818

Operating income (loss)	801,396	(381,398)

Interest income, net	9,526	15,162

Income (loss) before provision (benefit) for income taxes	810,922	(366,236)
Provision (benefit) for income taxes	334,000	(120,000)

Net income (loss)	$476,922	$(246,236)

Basic earnings (loss) per share	$.07	$(.04)

Diluted earnings (loss) per share	$.07	$(.04)

Weighted average number of common shares outstanding:
Basic	6,993,046	6,923,751
Diluted	7,284,797	6,923,751

See notes to condensed consolidated financial statements.

COACTIVE MARKETING GROUP, INC.
Condensed Consolidated Statements of Cash Flows
Three Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net income (loss)	$476,922	$(246,236)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	202,309	191,068
Deferred rent amortization	(52,919)	8,303
Provision for bad debt expense	90,911	4,500
Compensation expense on non-vested stock and stock options	130,103	82,123
Deferred income taxes	334,000	—
Changes in operating assets and liabilities:		—
Accounts receivable	1,687,099	(6,140,216)
Unbilled contracts in progress	1,006,557	(634,745)
Deferred contract costs	(1,647,444)	261,870
Prepaid expenses and other current assets	(62,245)	(69,642)
Other assets	(69,577)	—
Accounts payable	(314,392)	(271,875)
Deferred revenue	(4,518,926)	(178,248)
Accrued job costs	1,062,785	373,352
Accrued compensation	352,876	381,726
Accrued liabilities	(271,362)	(348,687)

Net cash used in operating activities	(1,593,303)	(6,586,707)

Cash flows from investing activities:
Cash paid for acquisition of 3 For All Partners, LLC	(2,598,251)	—
Cash held in escrow	(750,000)	—
Purchases of fixed assets	(110,028)	(171,634)

Net cash used in investing activities	(3,458,279)	(171,634)

Cash flows from financing activities:
Proceeds from credit facility	2,500,000	—
Payments of debt	—	(2,000,000)

Net cash provided by (used in) financing activities	2,500,000	(2,000,000)

Net decrease in cash and cash equivalents	(2,551,582)	(8,758,341)

Cash and cash equivalents at beginning of period	5,323,527	9,514,081

Cash and cash equivalents at end of period	$2,771,945	$755,740

Supplemental disclosures of cash flow information:
Interest paid during the period	$2,552	$69,897

Income tax paid during the period	$16,889	$28,895

See notes to condensed consolidated financial statements.

CoActive Marketing Group, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2008

(1)	Basis of Presentation

The interim financial statements of CoActive Marketing Group, Inc. (the “Company”) for the three months ended June 30, 2008 and 2007 have been prepared without audit. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s results for the interim periods presented. Certain amounts in prior periods have been reclassified to conform to the current period’s presentation. The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

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

Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. The Company’s other intangible assets consist of an Internet domain name and related intellectual property rights. At June 30, 2008 the Company had approximately $9,911,000 of goodwill and a $200,000 carrying value related to the internet domain name. At March 31, 2008 the Company had approximately $7,357,000 of goodwill and a $200,000 carrying value related to the internet domain name.

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

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) – “Share-Based Payment” (“SFAS No. 123R”), which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R also amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. The Company elected to use the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. For each award that has a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Stock based employee compensation expense for the three months ended June 30, 2008 and 2007 was $130,103 and $82,123 respectively.

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

On April 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). There was no impact on the Company’s consolidated financial position, results of operations or cash flows at March 31, 2008 and for the year then ended as a result of implementing FIN 48. At the adoption date of April 1, 2007 and at March 31, 2008, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2008, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress

(o)	Net Income Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options and restricted stock. For purpose of computing diluted earnings per share, 291,751 common share equivalents were assumed to be outstanding for the three months ended June 30, 2008. For the three months ended June 30, 2008 and 2007, stock options and warrants to purchase approximately 235,767 and 575,766 shares of common stock were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. The weighted average number of shares outstanding consist of:

	Three Months Ended	Three Months Ended
	June 30, 2008	June 30, 2007

Basic	6,993,046	6,923,751
Dilutive effect of options and restricted stock	291,751	—

Diluted	7,284,797	6,923,751

(p)	Recent Accounting Standards Affecting the Company

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

(q)	Reclassifications

Certain amounts as previously reported have been reclassified to conform to current year presentation.

(3)	Acquisition of 3 For All Partners, LLC

On June 30, 2008, the Company, through its wholly-owned subsidiary U.S. Concepts LLC, acquired substantially all of the assets of 3 For All Partners, LLC, d/b/a mktgpartners (“mktgpartners”) pursuant to an Asset Purchase Agreement between the Company, U.S. Concepts LLC, mktgpartners and mktgpartners’ members. Founded in 2003, mktgpartners focuses on entertainment and sports marketing, experiential marketing and promotional media, and is headquartered in New York, with additional offices in Chicago, San Francisco and Toronto.

The consideration for the acquisition consisted of $3.25 million in cash and 332,226 common shares (the “Share Consideration”) of the Company’s common stock, valued at approximately $1,000,000. In addition the Company incurred $98,251 in direct acquisition costs.

In connection with the acquisition, the Company hired all of mktgpartners’ employees and issued 166,113 shares of restricted common stock of the Company, valued at approximately $500,000, to certain of those employees. The restricted shares vest annually in equal installments over five years.

Pursuant to the Asset Purchase Agreement, $750,000 of the cash consideration and the entire Share Consideration were deposited into an escrow account to be held for a period of 18 months to satisfy indemnification claims, if any, that may be made by the Company under the Asset Purchase Agreement. In addition, as more fully set forth in the Asset Purchase Agreement, all or a portion of the escrowed consideration will be subject to release to the Company upon the occurrence of certain specified events under the Asset Purchase Agreement, including the termination of employment (other than due to death or by the Company without cause), of certain key employees of mktgpartners during the first year following the closing of the acquisition, and the failure to achieve “Gross Margin” targets during the 12 month period following the closing.

The following table summarizes the preliminary allocation of the $2,598,251 purchase price utilizing the estimated fair values of the assets acquired at June 30, 2008. The Company is currently in the process of obtaining third-party valuations of certain intangible assets, therefore the allocation of the purchase price is subject to refinement.

Property and equipment	$44,809
Goodwill and other intangible assets	2,553,442

Total asset acquired	$2,598,251

The $2,553,442 of Goodwill was assigned to US Concepts, LLC reporting unit all of which is expected to be deductible for income tax reporting purposes.

Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for the three months ended June 30, 2008 and 2007 have been prepared as though the acquisition of 3 For All Partners, LLC, d/b/a mktgpartners had occurred as of the earliest period presented. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of 3 For All Partners, LLC occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007

Pro forma sales	$25,548,951	$23,581,243
Pro forma net income (loss)	$364,940	$(241,805)
Pro forma basic earnings (loss) per share	$.05	$(.03)
Pro forma diluted earnings (loss) per share	$.05	$(.03)

(4)	Bank Credit Facility

On June 26, 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with Sovereign Bank (the “Lender”).

Pursuant to the Credit Agreement, the Lender provided the Company with (i) a $2.5 million term loan (the “Term Loan”), which was funded in full on June 30, 2008 in connection with the acquisition of 3 For All Partners LLC, and (ii) a $2.5 million revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility will be used for working capital purposes.

The Term Loan and Revolving Credit Facility have been guaranteed by the Company’s subsidiaries and are secured by substantially all of their assets pursuant to a Security Agreement entered into by the Company and its subsidiaries in favor of the Lender.

Pursuant to the Credit Agreement, among other things:

•	All outstanding loans under the Credit Agreement will become due on June 30, 2011 (the “Maturity Date”).

•

The Term Loan will be repaid in 12 consecutive quarterly installments commencing on September 30, 2008. The first 11 installments will be in the amount of $168,750, with a final payment in the amount of $643,750 being due on the Maturity Date.

•

Interest accrues on outstanding loans under the Credit Agreement at a per annum rate equal to, at the Company’s option, the prime rate (5.0% at June 30, 2008) from time to time in effect (but in no event less than the Federal Funds Rate plus one-half percent), or a LIBOR rate selected by the Company, plus a margin of 2.25%.

•

The Company is required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict the Company’s ability to pay dividends, limit annual capital expenditures, provide that the Company’s “Consolidated Debt Service Coverage Ratio” cannot be less than 1.5 to 1.0 as of the end of any fiscal quarter, that its “Consolidated Leverage Ratio” can not exceed 2:25 to 1:00 at the end of any fiscal quarter, and that the Company can not incur a “Consolidated Pre-Tax Net Loss” in excess of $500,000 in the aggregate in any period of two consecutive fiscal quarters. As of June 30, 2008, the Company was in compliance with these covenants.

•

If the Company does not comply with the various financial and other covenants and requirements of the Credit Agreement, the Lender may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Credit Agreement.

(5)	Accounting for Stock-Based Compensation

Stock Options

Under the Company’s 1992 Stock Option Plan (the “1992 Plan”), employees of the Company and its affiliates and members of the Board of Directors were granted options to purchase shares of common stock of the Company. The 1992 Plan was amended on May 11, 1999 to increase the maximum number of shares of common stock for which options may be granted to 1,500,000 shares. The 1992 Plan terminated in 2002, although options issued thereunder remain exercisable until the termination dates provided in such options. Options granted under the 1992 Plan were either intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or non-qualified options. Grants under the 1992 Plan were awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 1992 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors is determined by the committee of the Board of Directors. At June 30, 2008, there were 20,625 options issued under the 1992 Plan, expiring from April 2009 through April 2011 that remain outstanding.

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, or consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended to increase the number of shares of common stock available under the plan to 1,250,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Committee of the Board of Directors. At June 30, 2008, there were 297,500 options issued under the 2002 Plan, expiring from April 2011 through September 2017 that remain outstanding. Any option under the 2002 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of June 30, 2008, the Company had 366,386 shares of common stock available for grant of awards under the 2002 Plan.

Stock option compensation expense in the three month periods ended June 30, 2008 and 2007 represent the estimated fair value of options and warrants outstanding which are being amortized on a straight-line basis over the requisite vesting period of the entire award.

No stock options were granted during the three month period ending June 30, 2008. The weighted average estimated fair value of stock options granted in the three month period ended June 30, 2007 was $2.26 per share. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is determined using the simplified method as permitted by SAB 107.

The assumptions made in calculating the fair values of options are as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007

Expected volatility	n/a	63.5%
Expected dividend yield	n/a	0%
Risk-free interest rate	n/a	4.51%
Expected term (in years)	n/a	5.25

A summary of option activity under all plans as of June 30, 2008, and changes during the period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term	Aggregate intrinsic value

Balance at March 31, 2008	$2.55	466,250	4.12	$153,863
Granted	—	—
Exercised	—	—
Canceled	$3.33	(148,125)

Balance at June 30, 2008 (vested and expected to vest)	$2.19	318,125	5.70	$264,044

Exercisable at June 30, 2008	$2.19	318,125	5.70	$264,044

At June 30, 2008 there were no unvested stock option awards. Total compensation cost for the three months ended June 30, 2008, amounted to $2,195 for all outstanding option awards.

Warrants

At each of June 30, 2008 and March 31, 2008, there were outstanding warrants to purchase an aggregate of 40,766 shares of common stock at an exercise price per share of $3.68 held by one individual. These warrants expire on April 30, 2010.

Non-Vested Stock

As of June 30, 2008, pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements, the Company had awarded 566,114 shares of common stock under the Company’s 2002 Plan to certain employees. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at their respective grant dates amounted to $1,432,364 and will be recognized ratably as compensation expense over the vesting periods. The shares of common stock granted pursuant to such agreements vest in various tranches over five years from the date of grant.

The shares awarded under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

A summary of all non-vested stock activity as of June 30, 2008, and changes during the three month period then ended is presented below:

	Weighted average grant date fair value	Number of shares	Weighted average remaining contractual term	Aggregate intrinsic value

Unvested at March 31, 2008	$2.22	653,172	3.82	$431,094

Granted	$2.86	176,529
Vested	$2.11	(36,416)
Forfeited	$2.50	(5,000)

Unvested at June 30, 2008	$2.40	788,285	3.90	$491,871

Total unrecognized compensation cost related to unvested stock awards at June 30, 2008 amounts to approximately $1,560,520 and is expected to be recognized over a weighted average period of 3.90 years. Total compensation cost for the three months ended June 30, 2008, amounted to approximately $99,575 for these stock awards.

(6)	Commitments and Contingencies

The Company had sales to one customer in excess of 10% of total sales for the three months ended June 30, 2008. Sales to this customer approximated $16.2 million for the period. Accounts receivable as of June 30, 2008 from this customer approximated $4.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                    This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect,” “plan,” “predict,” “may,” “should,” “will,” the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company’s expectations are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 under “Risk Factors,” including but not limited to “Recent Losses,” “Customers,” “Dependence on Key Personnel,” “Unpredictable Revenue Patterns,” “Competition,” and “Risks Associated with Acquisitions,” in addition to other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

                    On June 30, 2008, the Company, through U.S. Concepts LLC, acquired substantially all of the assets of 3 For All Partners, LLC d/b/a mktgpartners (“mktgpartners”), a marketing services company. The consideration for the acquisition consisted of $3.25 million in cash and 332,226 common shares (the “Share Consideration”) of the Company’s common stock, valued at approximately $1,000,000 pursuant to an Asset Purchase Agreement between the Company, U.S. Concepts LLC, mktgpartners and mktgpartners’ members. The foregoing summary does not purport to be complete and is subject to and qualified in its entirety by reference to the actual text of the Asset Purchase Agreement, which has been filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K. filed July 2, 2008

                    Our services include experiential and face to face marketing, event marketing, interactive marketing, ethnic marketing, and all elements of consumer and trade promotion, and are marketed directly to our clients by our sales force operating out of offices located in New York, New York; Cincinnati, Ohio; Chicago, Illinois; San Francisco, California and Toronto, Ontario..

                    CoActive was formed under the laws of the State of Delaware in March 1992 and is the successor to a sales promotion business originally founded in 1972. CoActive began to engage in the promotion business following a merger consummated on September 29, 1995 that resulted in Inmark becoming its wholly-owned subsidiary.

                    On July 31, 2008, the Company began conducting business under the name ‘mktg.’ The Company will seek the approval of its stockholders to formally change its legal name to ‘mktg inc.’ at its Annual Meeting of Stockholders in September 2008.

                    Our corporate headquarters are located at 75 Ninth Avenue, New York, New York 10011, and our telephone number is 212-660-3800. Our Web site is www.mktg.com. Copies of all reports we file with the Securities and Exchange Commission are available on our Web site.

Results of Operations

                    The following table presents operating data of the Company expressed as a percentage of operating revenue, which is defined as sales, net of reimbursable program costs and expenses and outside production and other program expenses.

	Three Months Ended June 30,

	2008	2007

Statement of Operations Data:
Operating revenue	100.0%	100.0%
Compensation expense	74.5%	85.3%
General and administrative expense	16.9%	19.6%
Operating income (loss)	8.6%	(4.9%)
Interest income, net	0.1%	0.2%
Income (loss) before provision for income taxes	8.7%	(4.7%)
Provision (benefit) for income taxes	3.6%	(1.5%)
Net income (loss)	5.1%	(3.2%)

                    Sales. Sales consist of fees for services, commissions, reimbursable program costs and expenses and other production and program expenses. We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts. The amount of reimbursable program costs and expenses, and outside production and other program expenses which are included in revenues will vary from period to period, based on the type and scope of the service being provided. The general trend for the three months ended June 30, 2008 has been toward lower reimbursable program costs and other expenses as a percentage of total revenues versus the comparable period in the prior year. This trend is due in large part to our previously reported efforts to eliminate single-project work in favor of more profitable recurring work.

	Three Months Ended June 30,

Sales	2008	%	2007	%

Sales	$22,331,000	100	$20,408,000	100
Reimbursable program
costs and outside
production expenses	13,055,000	58	12,594,000	62

Operating Revenue	$9,276,000	42	$7,814,000	38

                    Sales for the three months ended June 30, 2008 increased 9% to $22,331,000, compared to $20,408,000 for the quarter ended June 30, 2007. This $1,923,000 increase in sales and proportionately higher increase in Operating Revenue reflects growth in wine and spirits events and a shift in certain client contracts, under which the Company’s compensation is based primarily on labor, with lower associated reimbursable program and production costs.

                    Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses for the three months ended June 30, 2008 and 2007 were $4,709,000 and $6,173,000, respectively. The changes realized in any period with regard to reimbursable program costs and expenses reflects the mix of such costs in experiential and sales promotion programs that have been executed during that period, and for the three months ended June 30, 2008, also reflect the shift in client contracts referred to above.

                    Outside Production and other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production and other program expenses for the three months ended June 30, 2008 were $8,346,000 compared to $6,422,000 for the three months ended June 30, 2007. The weighted mix of outside production and other program expenses related to these components may vary significantly from project to project based on the type and scope of the services being provided.

                    Operating Revenue. We believe operating revenue is a key performance indicator. Operating Revenue is defined as our sales less outside reimbursable program costs and expenses and outside production and other program expenses. Operating Revenue is the net amount derived from sales to customers that we believe is available to fund our compensation and general and administrative expenses, and capital expenditures. For the three months ended June 30, 2008, Operating Revenue increased by 19% to $9,276,000, compared to $7,814,000 for the three months ended June 30, 2007. The increase is a result of the Company’s shift toward client contracts under which the Company’s compensation is based primarily on labor, with lower associated reimbursable program and production costs. In addition, Operating Revenue as a percentage of total sales increased to 42% for the three months ended June 30, 2008 from 38% for the three months ended June 30, 2007.

                    Compensation Expense. Compensation expense, exclusive of reimbursable program costs and expenses and other program expenses, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For the three months ended June 30, 2008, compensation expense was $6,909,000, compared to $6,665,000 for the three months ended June 30, 2007, an increase of $244,000 The increase in compensation expense for the three months ended June 30, 2008 reflect additional costs associated with recruiting senior talent to support our technology, marketing and finance groups.

                    General and Administrative Expenses. General and administrative expenses, consisting of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts, were $1,566,000 for the three months ended June 30, 2008, compared to $1,530,000 for the three months ended June 30, 2007, an increase of $36,000.

                    Interest Income, Net. Net interest income for the three months ended June 30, 2008 was $10,000 compared to $15,000 for the three months ended in June 30, 2007. Interest income consists primarily of interest on our money market and CD accounts that paid interest at average rate of approximately 2.85% and 3.25% for the three months ended June 30, 2008 and 2007, respectively.

                    Income (loss) before Provision for Income Taxes. The Company’s income (loss) before the provision for income taxes for the three months ended June 30, 2008 and 2007 amounted to $811,000 and ($366,000), respectively.

                    Provision (benefit) for Income Taxes. The provision for federal, state and local income taxes for the three months ended June 30, 2008 and 2007 were based upon the Company’s estimated effective tax rate for the respective fiscal years.

                    Net Income. As a result of the items discussed above, net income for the three months ended June 30, 2008 was $477,000 compared to net loss of $246,000 for the three months ended June 30, 2007. Fully diluted earnings per share amounted to $.07 for the three months ended June 30, 2008, compared to a loss of ($.04) per share in the three months ended June 30, 2007.

Liquidity and Capital Resources

                    On June 26, 2008 the Company entered into a Credit Agreement with Sovereign Bank under which the Company obtained a three-year revolving credit facility in the principal amount of $2,500,000 for working capital purposes, and a three-year term loan in the amount of $2,500,000 that was used to fund a portion of the purchase price for the assets of 3 For All Partners, LLC.

          Pursuant to the Credit Agreement, among other things:

•	All outstanding loans under the Credit Agreement will become due on June 30, 2011 (the “Maturity Date”).

•

The Term Loan will be repaid in 12 consecutive quarterly installments commencing on September 30, 2008. The first 11 installments will be in the amount of $168,750, with a final payment in the amount of $643,750 being due on the Maturity Date.

•

Interest accrues on outstanding loans under the Credit Agreement at a per annum rate equal to, at the Company’s option, the prime rate (5.0% at June 30, 2008) from time to time in effect (but in no event less than the Federal Funds Rate plus one-half percent), or a LIBOR rate selected by the Company, plus a margin of 2.25%.

•

The Company is required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict the Company’s ability to pay dividends, limit annual capital expenditures, provide that the Company’s “Consolidated Debt Service Coverage Ratio” cannot be less than 1.5 to 1.0 as of the end of any fiscal quarter, that its “Consolidated Leverage Ratio” can not exceed 2:25 to 1:00 at the end of any fiscal quarter, and that the Company can not incur a “Consolidated Pre-Tax Net Loss” in excess of $500,000 in the aggregate in any period of two consecutive fiscal quarters. As of June 30, 2008, the Company was in compliance with these covenants.

                    At June 30, 2008, we had cash and cash equivalents of $2,772,000, a working capital deficit of $1,395,000, borrowing availability of $2,500,000 under the revolving credit facility, and stockholders’ equity of $12,595,000. In comparison, at March 31, 2008, we had cash and cash equivalents of $5,323,000, a working capital deficit of $783,000, and stockholders’ equity of $11,988,000, with no line of credit. The decrease of $2,552,000 in cash and cash equivalents from March 31, 2008 to June 30, 2008 was primarily due to the acquisition of fixed assets and cash used in operating activities. Management believe that cash on hand, together with borrowings available under the Credit Agreement and cash anticipated to be generated from operations, will provide the Company with adequate financing to fund operations through the end of Fiscal 2009.

                    Operating Activities. Net cash used in operating activities was $1,593,000 and $6,587,000 for the three months ended June 30, 2008 and 2007, respectively. For the quarter ended June 30, 2008, cash used in operating activities primarily consisted of a decrease in deferred revenue, partially offset by net income and collections of accounts receivable. For the prior year, cash used in operating activities was primarily due to an increase in accounts receivable during the three months ended June 30, 2007.

                    Investing Activities. For the three months ended June 30, 2008, net cash used by investing activities amounted to $3,458,000, primarily due to the purchase of the assets of 3 For All Partners, LLC. For the three months ended June 30, 2007, net cash used by investing activities was $172,000, primarily due to the purchase of computer equipment and software

                    Financing Activities. For the three months ended June 30, 2008, net cash provided by financing activities amounted to $2,500,000 of bank borrowings utilized to fund a portion of the purchase price for the acquisition of the assets of 3 For All Partners, LLC. For the three months ended June 30, 2007, net cash used in financing activities amounted to $2,000,000 resulting from repayments of bank borrowings.

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

                    Please refer to the Company’s 2008 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies relating to revenue recognition, goodwill and other intangible assets and accounting for income taxes. During the three months ended June 30, 2008, there were no material changes to these policies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

                    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure under Rules 13a-15(e) and 15d-15(e). Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives.

                    As of June 30, 2008, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

                    There has not been any change in our internal control over financial reporting that occurred during our quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 2, 3, 4, 5. Not Applicable

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

COACTIVE MARKETING GROUP, INC.

Dated: August 13, 2008	By:	/s/ Charles F. Tarzian

Charles F. Tarzian, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2008	By:	/s/ Fred Kaseff

Fred Kaseff, Chief Financial Officer
(Principal Financial Officer)