Form 10-K/A
period 2008-03-31
'mktg, inc.'
filed 2009-05-11
CIK 886475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 0-20394

‘mktg, inc.’

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

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐;  No   ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of September 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $16,442,000.

As April 28, 2009, 8,333,192 shares of Common Stock, $.001 par value, outstanding.

Documents Incorporated by Reference

Document	Part of 10-K into which incorporated

Definitive Proxy Statement relating to Registrant’s 2008 Annual	Part III
Meeting of Stockholders

Explanatory Note

This Amendment No. 2 on Form 10-K/A to our Annual Report for the year ended March 31, 2008, initially filed with the Securities and Exchange Commission (the “SEC”) on June 25, 2008 (the “Original Filing”) reflects a restatement of the consolidated financial statements of ‘mktg, inc.’ (formerly CoActive Marketing Group, Inc.)(the “Company”) for the year ended March 31, 2008, as discussed in Note 2 to the consolidated financial statements. The financial statements are being restated as a result of management’s determination that the Company had inadvertently made a number of clerical and accounting errors in preparing its financial statements for the year ended March 31, 2008, as well as the subsequent fiscal quarter ended June 30, 2008, primarily in connection with the calculation and recognition of revenue, including reimbursable and outside production costs and expenses, and properly recording general and administrative expenses in the periods in which they were incurred. For a description of the actions we are taking to prevent a recurrence of these errors, please see “Management’s Report on Internal Control Over Financial Reporting” in Item 9A(T) of this filing.

The restatement for these errors reduces the Company’s income before taxes for the fiscal year ended March 31, 2008 (“Fiscal 2008”) from $2,934,000 as originally reported to a loss before taxes of approximately $142,000, and increases the tax provision from $1,448,000 to $4,751,000. The restatement reduces net income for Fiscal 2008 by approximately $6,380,000 ($.92 per diluted share) to a loss of approximately $4,893,000. The restated loss for the year includes a non-cash charge of approximately $4,535,000 as a result of a valuation allowance established at March 31, 2008 against our deferred tax asset, as described further in this filing. The restatement had no effect on the Company’s cash or net cash used in operations for the fiscal year ended March 31, 2008. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional, and were related in part to a change in the Company’s accounting software during Fiscal 2008. In addition, following the discovery of these errors, the Company began implementing procedures intended to strengthen its internal control processes and prevent a recurrence of future errors of this nature. See also Item 9A(T).

We have not amended any of our other previously filed quarterly reports affected by the restatement reflected in this Amendment No. 2 as described above, and we do not plan to amend those reports or any other related prior filings. Therefore, when considering financial information for our fiscal year ended March 31, 2008, you should rely only on this Amendment No. 2.

In addition to including restated financial statements as described above, this Amendment No. 2 also includes related changes to the disclosures in “Risk Factors – Recent Losses,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Controls and Procedures.” With the exception of reflecting the Company’s name change to ‘mktg, inc.’ all other information contained herein is as of March 31, 2008 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 2 restates in its entirety the Original Filing.

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

Corporate Overview

          ‘mktg, inc.’ (formerly CoActive Marketing Group, Inc.), through its wholly-owned subsidiaries: Inmark Services LLC, Optimum Group LLC, U.S. Concepts LLC and Digital Intelligence Group LLC, is an integrated sales promotional and marketing services company. We develop, manage and execute sales promotion programs at both national and local levels, utilizing both online and offline media channels. Our programs help our clients effectively promote their goods and services directly to retailers and consumers and are intended to assist them in achieving maximum impact and return on their marketing investment. Our activities reinforce brand awareness, provide incentives to retailers to order and display our clients’ products, and motivate consumers to purchase those products, and are designed to meet the needs of our clients by focusing on communities of consumers who want to engage brands as part of their lifestyles.

          Our services include experiential and face to face marketing, event marketing, interactive marketing, ethnic marketing, and all elements of consumer and trade promotion, and are marketed directly to our clients by our sales force operating out of offices located in New York, New York; Cincinnati, Ohio; Chicago, Illinois and San Francisco, California.

          ‘mktg, inc.’ was formed under the laws of the State of Delaware in March 1992 and is the successor to a sales promotion business originally founded in 1972. ‘mktg, inc.’ began to engage in the promotion business following a merger consummated on September 29, 1995 that resulted in Inmark becoming its wholly-owned subsidiary.

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

          Recent Losses. We sustained a net loss of approximately $4,893,000 in our fiscal year ended March 31, 2008. In addition, although we were profitable in our fiscal year ended March 31, 2007, we sustained a net loss of approximately $711,000 in the fourth quarter that fiscal year, and a net loss of approximately $1,802,000 for our fiscal year ended March 31, 2006. There can be no assurance that we will be profitable in the future.

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

Item 2.	Properties.

We have the following leased facilities:

		Square	Fiscal
Facility	Location	Feet	2008 Rent

Principal office of ‘mktg, inc.’ and principal and sales office of U.S. Concepts and Inmark	New York, New York	33,400	$909,000

Principal and sales office of Optimum	Cincinnati, Ohio	17,000	$178,000

Other sales offices and warehouses of Inmark, Optimum and U. S. Concepts	Chicago, Illinois	10,400
	Miami, Florida	1,300
	San Francisco, California	600

	Total	12,300	$147,000

In addition to the above, from time to time we enter into short-term warehouse leases for the storage of promotional materials that we use in connection with our programs.

          With the exception of the principal office leases in Cincinnati, Ohio, and New York, New York, which at March 31, 2008 have remaining terms of approximately three years and seven years, respectively, each of our other facility leases are short term and renew annually. For a summary of our minimum rental commitments under all non-cancelable operating leases with a maturity date in excess of one year as of March 31, 2008, see Note 12 to the Notes to the Consolidated Financial Statements.

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

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders(1)	466,250	$4.12	326,898

Equity compensation plans not approved by security holders(2)	40,766	$3.68	—

Total	507,016	$4.09	326,898

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

Restatement of Financial Statements

          This Amendment No. 2 on Form 10-K/A reflects a restatement of our consolidated financial statements for the year ended March 31, 2008, as discussed in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K/A. The financial statements have been restated as a result of management’s determination that the Company had inadvertently made a number of clerical and accounting errors in preparing its financial statements for the year ended March 31, 2008, as well as the subsequent fiscal quarter ended June 30, 2008, primarily in connection with the calculation and recognition of revenue, including reimbursable and outside production costs and expenses, and properly recording general and administrative expenses in the periods in which they were incurred. For a description of the actions we are taking to prevent a recurrence of these errors, please see “Management’s Report on Internal Control Over Financial Reporting” in Item 9A(T) of this report.

          The restatement for these errors reduces the Company’s net income, as originally reported for the fiscal year ended March 31, 2008 by approximately $6,380,000 ($.92 per diluted share), net of tax of $3,304,000, to a loss of approximately $4,893,000. The restatement had no effect on our cash or net cash used in operations for the fiscal year ended March 31, 2008. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional and were related in part to a change in the Company’s accounting software during Fiscal 2008. In addition, following the discovery of these errors, we have begun implementing procedures intended to strengthen our internal control processes and prevent a recurrence of future errors.

Critical Accounting Policies

          Our significant accounting policies are described in Note 3 to the consolidated financial statements included in Item 8 of this Form 10-K/A. We believe the following represent our critical accounting policies:

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

Accounts Receivable and Credit Policies

          The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectibility

Accounting for Income Taxes

          Our ability to recover the reported amounts of the deferred income tax asset resulting from net operating losses is dependent upon our ability to generate sufficient taxable income during the periods over which such losses are deductible to reduce our tax expense in future periods. In assessing the realizability of deferred tax assets, management considers, in light of available objective evidence, whether it is more likely than not that some or all of such assets will be utilized in future periods. For financial reporting purposes, the Company has incurred losses for fiscal years 2004 through 2008 aggregating $5,961,000. The Company must generate approximately $11,340,000 of aggregate taxable income to fully utilize its net deferred tax asset. Accordingly, based upon the available objective evidence, particularly the Company’s history of losses, the Company has provided for a full valuation allowance against its net deferred tax asset at March 31, 2008.

Results of Operations

          The following table presents the reported operating results for the fiscal years ended March 31, 2008 and 2007:

	2008 (restated)	2007

Operations Data:
Sales	$80,834,000	$95,880,000
Reimbursable program costs and expenses	17,040,000	14,710,000
Outside production and other program expenses	32,143,000	46,161,000

Operating revenue	31,651,000	35,009,000
Compensation expense	24,770,000	23,121,000
General and administrative expenses	7,110,000	9,901,000

Operating (loss) income	(229,000)	1,987,000
Interest income (expense), net	87,000	(35,000)
Other expense, net	—	(207,000)

(Loss) income from continuing operations before provision for income taxes	(142,000)	1,745,000
Provision for income taxes	4,751,000	572,000

(Loss) income from continuing operations	(4,893,000)	1,173,000
Loss from discontinued operations	—	(177,000)

Net (loss) income	$(4,893,000)	$996,000

Per Share Data:
Basic (loss) earnings per share:
Continuing operations	$(.71)	$.17
Discontinued operations	$—	$(.02)
Net (loss) income per share	$(.71)	$.15

Diluted (loss) earnings per share:
Continuing operations	$(.71)	$.16
Discontinued operations	$—	$(.02)
Net (loss) income per share	$(.71)	$.14

Weighted Average Shares Outstanding:
Basic	6,935,806	6,837,533
Diluted	6,935,806	7,283,742

          We believe Operating Revenue is a key performance indicator. We define Operating Revenue as our sales less reimbursable program costs and expenses, and outside production and other program expenses. Operating Revenue is the net amount derived from sales to customers that we believe is available to fund our compensation, general and administrative expenses, and capital expenditures. Operating Revenue is a Non-GAAP financial measure disclosed by management to provide additional information to investors in order to provide them with an alternative method for assessing our financial condition and operating results. These measures are not in accordance with, or a substitute for, GAAP, and may be different from or inconsistent with Non-GAAP financial measures used by other companies.

          The following table presents operating data expressed as a percentage of Operating Revenue for each of the fiscal years ended March 31, 2008 and 2007, respectively:

	2008 (restated)	2007

Statement of Operations Data:
Operating revenue	100.0%	100.0%
Compensation expense	78.2%	66.0%
General and administrative expenses	22.5%	28.3%
Operating (loss) income	(0.7%)	5.7%
Interest income (expense), net	0.3%	(0.1%)
Other expense, net	—	(0.6%)
(Loss) income from continuing operations before provision for income taxes	(0.4%)	5.0%
Provision for income taxes	15.0%	1.6%
(Loss) income from continuing operations	(15.4%)	3.4%
Loss from discontinued operations	—	(0.5%)
Net (loss) income	(15.4%)	2.9%

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

          Sales for the twelve months ended March 31, 2008 were $80,834,000, compared to $95,880,000 for the fiscal year ended March 31, 2007, a decrease of $15,046,000. The decrease in sales reflects an increase in client contracts under which we are compensated based primarily on labor, with lower associated reimbursable program and production costs; the elimination of single-project work; and a general decrease in our level of operations.

          Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses are primarily direct labor, travel and product costs generally associated with events we execute for Diageo. In Fiscal 2008 and 2007, these expenses totaled $17,040,000 and $14,710,000, respectively. The increase in reimbursable program costs and expenses of approximately $2,330,000 or 16%, in Fiscal 2008 was primarily due to an increase in the number of events we executed for Diageo.

          Outside Production and Other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs, and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production costs for Fiscal 2008 were $32,143,000 compared to $46,161,000 for Fiscal 2007, a decrease of $14,018,000, or 30%. Outside production and other program expenses can fluctuate greatly based on the nature of the projects we execute for our clients

          Operating Revenue. For the twelve months ended March 31, 2008, Operating Revenue amounted to $31,651,000, a decrease of $3,358,000 compared to $35,009,000 for the fiscal year end March 31, 2007. The decrease in Operating Revenue reflected decreased sales as described above. A reconciliation of Sales to Operating Revenues for the twelve months ended March 31, 2008 and 2007 is set forth below.

	Twelve Months Ended March 31,

Sales	2008 (restated)%		2007	%

Sales – U.S. GAAP	$80,834,000	100	$95,880,000	100
Reimbursable program costs and expenses, and outside production and other program expenses	49,183,000	61	60,871,000	63

Operating Revenue – Non-GAAP	$31,651,000	39	$35,009,000	37

          Compensation Expense. Compensation expense, exclusive of reimbursable program costs, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For Fiscal 2008, compensation expense was $24,770,000, compared to $23,121,000 for Fiscal 2007, an increase of $1,649,000, or 7%. The increase was primarily due to a combination of the following: additional costs associated with recruiting senior talent to support growth in our technology group, performance based salary increases, an accrual for employee bonuses prior to giving effect to the restatement of our financial statements, and higher compensation expense for employee stock based compensation awards.

          General and Administrative Expenses.General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees, charges for doubtful accounts and other overhead expenses. For Fiscal 2008, general and administrative costs were $7,110,000, compared to $9,901,000 for Fiscal 2007, a decrease of $2,791,000, or 28%. The decrease reflects our efforts to reduce overall overhead costs.

          Interest Income (Expense), Net. Net interest income for Fiscal 2008 amounted to $87,000, compared to net interest expense of ($35,000) for Fiscal 2007. Interest income consists primarily of interest on our money market and CD accounts. Interest expense consisted primarily of interest paid on bank debt, which was repaid in full in June 2007, and was tied to the bank’s prime rate in effect.

          Other Expense, Net. Other expense, net for the year ended March 31, 2007 amounted to $207,000 and consisted of a charge of approximately $306,000 in connection with the provision for the uncollectible portion of a note receivable from an officer. Such expense was offset by $57,000 in proceeds from the sale of certain Internet domain names which were not being utilized, as well as $42,000 of insurance policy proceeds.

          (Loss) Income from Continuing Operations before Provision for Income Taxes. Loss from continuing operations before provision for income taxes for Fiscal 2008 was ($142,000), a $1,887,000 decrease from income from continuing operations before provision for income taxes of $1,745,000 for Fiscal 2007.

          Provision for Income Taxes. The provision for income taxes was $4,751,000 in Fiscal 2008, consisting primarily of a $4,535,000 valuation allowance we established at March 31, 2008. We established this allowance because, in light of our losses for fiscal years 2004 through 2008 aggregating $5,961,000, there is uncertainty as to whether we will have future income against which we can offset our losses to reduce our tax expense in future periods. For Fiscal 2007, we had a provision for income taxes of $572,000, which was based on an effective tax rate of 32.8%.

          (Loss) Income from Continuing Operations. As a result of the items discussed above, we incurred a loss from continuing operations for the year ended March 31, 2008 of ($4,893,000) compared to income from continuing operations of $1,173,000 for the year ended March 31, 2007. Diluted loss per share from continuing operations amounted to $.71 for the year ended March 31, 2008 compared to $.16 of diluted earnings per share from continuing operations for the year ended March 31, 2007.

          Discontinued Operations. Loss from discontinued operations relating to the sale of MarketVision in May 2006 as well as the loss incurred on its disposal amounted to $177,000, on a net of tax basis for the year ended March 31, 2007. The loss on the disposal of MarketVision includes a tax provision of approximately $302,000 as a result of this sale with a corresponding reduction of the deferred tax asset on our balance sheet. Diluted loss per share from discontinued operations amounted to $.02 for the year ended March 31, 2007.

          Net (Loss) Income. As a result of the items discussed above, we incurred a net loss of ($4,893,000) for Fiscal 2008, a decrease of $5,889,000 compared to net income of $996,000 for Fiscal 2007. Fully diluted loss per share amounted to $.71 in Fiscal 2008 versus $.14 of fully diluted earnings per share for Fiscal 2007.

Liquidity and Capital Resources

          Beginning with our fiscal year ended March 31, 2000, we have continuously experienced negative working capital. This deficit has generally resulted from our inability to generate sufficient cash and receivables from our programs to offset our current liabilities, which consist primarily of obligations to vendors and other accounts payable and deferred revenues. We are continuing our efforts to increase revenues from our programs and reduce our expenses, but to date these efforts have not been sufficiently successful. We have been able to operate during this extended period with negative working capital due primarily to advance payments made to us on a regular basis by our largest customers, and to a lesser degree, equity infusions from private placements of our securities ($1 million in January 2000, and $1.63 million in January and February 2003), and stock option and warrant exercises. For the fiscal year ended March 31, 2008 the working capital deficit increased by $543,000 to $3,859,000.

          On June 20, 2007, we repaid the remaining obligations owed to our senior lender in the amount of $1,762,000. On June 26, 2008, subsequent to the end of Fiscal 2008, we entered into a Credit Agreement with Sovereign Bank. For a description of the Credit Agreement, please see Note 13 (Subsequent Events) to the consolidated financial statements included in Item 8 of this Form 10-K/A. We believe cash currently on hand together with cash expected to be generated from operations and available under the Credit Agreement will be sufficient to fund our operations through the end of Fiscal 2009.

          At March 31, 2008, we had cash and cash equivalents of $5,324,000, a working capital deficit of $3,859,000, and stockholders’ equity of $5,608,000. In comparison, at March 31, 2007, we had cash and cash equivalents of $9,514,000, a working capital deficit of $3,316,000, an outstanding bank term loan of $2,000,000, an outstanding bank letter of credit of $450,000, and stockholders’ equity of $10,056,000. The decrease of $4,190,000 in cash and cash equivalents was primarily due to the repayment of our outstanding debt obligations, purchases of fixed assets and cash used in operating activities.

          Operating Activities. Net cash used in operating activities for the twelve months ended March 31, 2008 was ($1,523,000) compared to $5,191,000 of cash provided by operating activities in Fiscal 2007. This $6,714,000 reduction in cash generated by operating activities was primarily attributable to a net loss of ($4,893,000), and a $7,632,000 change in certain balance sheet accounts during Fiscal 2008 as a result of timing differences between Operating Revenue recognized versus the amount of sales billed and program cost incurred as of March 31, 2008 and March 31, 2007, respectively. These accounts include unbilled contracts in progress, deferred contract costs, accrued job costs and deferred revenue. This was partially offset by the non-cash charge resulting from a $4,535,000 allowance established against deferred tax assets, and $4,010,000 of cash provided from the net change in the accounts receivable and accounts payable balances.

          Investing Activities. For Fiscal 2008, net cash used by investing activities was $679,000 due primarily to the purchase of computer equipment and a new accounting system. For the twelve months ended March 31, 2007, net cash provided by investing activities was $925,000, primarily as a result of proceeds from the sale of MarketVision offset by the purchase of certain fixed assets.

          Financing Activities. For the twelve months ended March 31, 2008, net cash used in financing activities was ($1,988,000) resulting primarily from payments made to repay bank borrowings. For the twelve months ended March 31, 2007, net cash used in financing activities amounted to ($531,000) resulting primarily from payments made to repay bank borrowings of ($1,000,000), offset by $454,000 in proceeds from the exercise of stock options

Off-Balance Sheet Transactions

          We are not a party to any “off-balance sheet transactions” as defined in Item 301 of Regulation S-K.

Impact of Recently Issued Accounting Standards

          On April 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). There was no impact on our consolidated financial position, results of operations or cash flows at March 31, 2008 and for the year then ended as a result of implementing FIN 48. At the adoption date of April 1, 2007 and at March 31, 2008, we did not have any unrecognized tax benefits. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of April 1, 2007 and March 31, 2008, we had no accrued interest or penalties related to income taxes. We currently have no federal or state tax examinations in progress.

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

          In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management currently believes that the adoption of this statement will not have a material impact on our financial statements.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
‘mktg, inc.’
New York, New York

We have audited the accompanying consolidated balance sheet of ‘mktg, inc.’ and subsidiaries (the Company) as of March 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ‘mktg, inc.’ and subsidiaries as of March 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 2 to the consolidated financial statements, the Company restated its previously issued financial statements as of and for the year ended March 31, 2008.

/s/ Parente Randolph, LLC

New York, New York
May 6, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
‘mktg, inc.’
New York, New York

We have audited the accompanying consolidated balance sheet of ‘mktg, inc.’ (formerly CoActive Marketing Group, Inc.) and subsidiaries (collectively the “Company”) as of March 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ‘mktg, inc.’ (formerly CoActive Marketing Group, Inc.) and subsidiaries as of March 31, 2007, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America

/s/ Lazar Levine & Felix LLP
Lazar Levine & Felix LLP

New York, New York
June 20, 2007

‘mktg, inc.’
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND 2007

	2008 (Restated)	2007

Assets
Current assets:
Cash and cash equivalents	$5,323,527	$9,514,081
Accounts receivable, net of allowance for doubtful accounts of $388,000 in 2008 and $365,000 in 2007	6,586,673	12,131,037
Unbilled contracts in progress	4,245,148	2,114,564
Deferred contract costs	4,372,813	1,552,910
Prepaid expenses and other current assets	327,782	913,538

Total current assets	20,855,943	26,226,130

Property and equipment, net	3,429,752	3,382,968

Deferred tax asset	401,035	4,936,414
Goodwill and other intangible assets	7,557,203	7,557,203
Other assets	489,511	38,667

Total assets	$32,733,444	$42,141,382

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,056,913	$3,568,910
Accrued compensation	2,774,033	2,166,244
Accrued job costs	6,030,473	999,588
Other accrued liabilities	2,801,352	2,200,483
Deferred revenue	10,651,494	18,364,020
Deferred tax liability	401,035	243,249
Notes payable bank	—	2,000,000

Total current liabilities	24,715,300	29,542,494

Deferred rent	2,409,942	2,542,452

Total liabilities	27,125,242	32,084,946

Commitments and contingencies

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; issued and outstanding 7,624,103 shares and 7,626,001 shares at March 31, 2008 and 2007, respectively	7,624	7,626
Additional paid-in capital	11,178,594	10,733,431
Accumulated deficit	(5,578,016)	(684,621)

Total stockholders’ equity	5,608,202	10,056,436

Total liabilities and stockholders’ equity	$32,733,444	$42,141,382

See accompanying notes

‘mktg, inc.’
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	2008 (Restated)	2007

Sales	$80,833,857	$95,879,958

Operating expenses:
Reimbursable program costs and expenses	17,040,426	14,709,688
Outside production and other program expenses	32,143,169	46,161,049
Compensation expense	24,769,447	23,121,391
General and administrative expenses	7,110,131	9,901,159

Total operating expenses	81,063,173	93,893,287

Operating (loss) income	(229,316)	1,986,671

Interest income	157,835	260,085
Interest expense	(70,595)	(295,155)
Other expense, net	—	(206,714)

(Loss) income from continuing operations before provision for income taxes	(142,076)	1,744,887

Provision for income taxes	4,751,319	572,012

(Loss) income from continuing operations	(4,893,395)	1,172,875

Discontinued operations:
Loss from discontinued operations, net of tax benefit of $32,591	—	(49,650)
Loss on disposal of discontinued operations, net of tax provision of $302,004	—	(127,174)

Loss from discontinued operations	—	(176,824)

Net (loss) income	$(4,893,395)	$996,051

Basic earnings (loss) per share:
Continuing operations	$(.71)	$.17
Discontinued operations	—	(.02)

Net (loss) income per share	$(.71)	$.15

Diluted earnings (loss) per share:
Continuing operations	$(.71)	$.16
Discontinued operations	—	(.02)

Net (loss) income per share	$(.71)	$.14

Weighted average number of shares outstanding:
Basic	6,935,806	6,837,533
Diluted	6,935,806	7,283,742

See accompanying notes

‘mktg, inc.’
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	Common Stock par value $.001		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance, March 31, 2006	6,831,423	$6,831	$10,250,003	$(1,680,672)	$8,576,162

Exercise of options and warrants	371,380	372	453,284	—	453,656

Tax benefit from share-based payment arrangements	—	—	20,718	—	20,718

Issuance of restricted stock	576,250	576	(576)	—	—

Retirement of common stock in connection with payment of interest on note receivable	(153,052)	(153)	(282,994)	—	(283,147)

Compensation cost recognized in connection with vested stock	—	—	171,884	—	171,884

Compensation cost recognized in connection with stock options	—	—	121,112	—	121,112

Net income	—	—	—	996,051	996,051

Balance, March 31, 2007	7,626,001	7,626	10,733,431	(684,621)	10,056,436

Tax benefit from share-based payment arrangements	—	—	11,629	—	11,629

Issuance of restricted stock	359,352	359	(359)	—	—

Forfeiture of restricted stock	(361,250)	(361)	361	—	—

Compensation cost recognized in connection with vested stock	—	—	329,292	—	329,292

Compensation cost recognized in connection with stock options	—	—	104,240	—	104,240

Net (loss) (Restated)	—	—	—	(4,893,395)	(4,893,395)

Balance, March 31, 2008 (Restated)	7,624,103	$7,624	$11,178,594	$(5,578,016)	$5,608,202

See accompanying notes

‘mktg, inc.’
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	2008 (Restated)	2007

Cash flows from operating activities:
Net (loss) income	$(4,893,395)	$996,051
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	632,461	852,948
Deferred rent amortization	(132,510)	(71,089)
Provision for bad debt expense	22,853	122,790
Provision for uncollectible note receivable from officer	—	305,942
Interest income on note receivable from officer	—	(50,833)
Share based compensation expense	433,532	292,996
Deferred income taxes	4,693,165	418,586
Loss from discontinued operations, net of tax	—	49,650
Loss on disposal of discontinued operations, net of tax	—	127,174
Changes in operating assets and liabilities:
Accounts receivable	5,521,511	(1,527,065)
Unbilled contracts in progress	(2,130,584)	535,889
Deferred contract costs	(2,819,903)	970,155
Prepaid expenses and other assets	134,912	(8,851)
Accounts payable	(1,511,997)	(936,434)
Accrued compensation	607,789	671,812
Accrued job costs	5,030,885	(368,647)
Other accrued liabilities	600,869	225,770
Deferred revenue	(7,712,526)	2,618,751

Net cash (used in) provided by operating activities of continuing operations	(1,522,938)	5,225,595
Operating activities of discontinued operations	—	(35,004)

Net cash (used in) provided by operating activities	(1,522,938)	5,190,591

Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	1,100,000
Proceeds from collection on note receivable	—	135,035
Purchases of fixed assets	(679,245)	(310,357)

Net cash (used in) provided by investing activities	(679,245)	924,678

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	—	453,656
Excess tax benefits from share-based payment arrangements	11,629	20,718
Payments of debt	(2,000,000)	(1,000,000)
Financing costs	—	(5,000)

Net cash used in financing activities	(1,988,371)	(530,626)

Net (decrease) increase in cash and cash equivalents	(4,190,554)	5,584,643
Cash and cash equivalents at beginning of year	9,514,081	3,929,438

Cash and cash equivalents at end of year	$5,323,527	$9,514,081

Supplemental disclosures of cash flow information:
Interest paid during the year	$93,414	$227,559

Income taxes paid during the year	$100,917	$79,037

Non-cash transactions relating to investing and financing activities:

Retirement of common stock in connection with payment of interest on note receivable	$—	$283,147

See accompanying notes.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(1)	Organization and Nature of Business

‘mktg, inc.’ (formerly CoActive Marketing Group, Inc.) (the “Company”), through its wholly-owned subsidiaries Inmark Services LLC, Optimum Group LLC, U. S. Concepts LLC, and Digital Intelligence Group LLC, is an integrated sales promotional and marketing services agency. The Company develops, manages and executes promotional programs at both national and local levels. These programs help the Company’s clients effectively promote their goods and services directly to retailers and consumers and are intended to assist them in achieving a maximum impact and return on their marketing investment. The Company’s activities reinforce brand awareness, provide incentives to retailers to order and display its clients’ products, and motivate consumers to purchase those products.

The Company’s services include experiential marketing, event marketing, interactive marketing, multicultural and urban marketing, and all elements of consumer and trade promotion, and are marketed directly to clients through sales forces operating out of offices located in New York, New York; Cincinnati, Ohio; Chicago, Illinois and San Francisco, California.

(2)	Restatement of Financial Statements

The consolidated financial statements of the Company as of and for the year ended March 31, 2008 have been restated as a result of management’s determination that the Company had inadvertently made a number of clerical and accounting errors in preparing its fiscal 2008 financial statements, primarily in connection with the calculation and recognition of revenue, including reimbursable and outside production costs and expenses, and properly recording general and administrative expenses in the periods in which they were incurred.

The restatement for these errors reduces the Company’s net income, as originally reported for the fiscal year ended March 31, 2008 by approximately $6,380,000 ($.92 per diluted share) to a loss of approximately $4,893,000. The restatement had no effect on the Company’s cash or net cash used in operations as of and for the fiscal year ended March 31, 2008. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional, and were related in part to a change in the Company’s accounting software during Fiscal 2008. In addition, following the discovery of these errors, the Company began implementing procedures intended to strengthen its internal control processes and prevent a recurrence of future errors.

The effect of the restatements on the Company’s consolidated balance sheet as of the year ended March 31, 2008 and statements of operations for the fiscal year then ended is as follows:

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2008

	March 31, 2008

	As previously reported	Effect of Restatement	As restated

Unbilled contracts in progress	$6,338,361	$(2,093,213)	$4,245,148
Deferred contract costs	3,912,437	460,376	4,372,813
Total current assets	22,488,780	(1,632,837)	20,855,943
Deferred tax asset	3,704,829	(3,303,794)	401,035
Total assets	37,670,075	(4,936,631)	32,733,444
Accrued job costs	3,254,729	2,775,744	6,030,473
Deferred revenue and other client credits	11,983,638	(1,332,144)	10,651,494
Total current liabilities	23,271,700	1,443,600	24,715,300
Total liabilities	25,681,642	1,443,600	27,125,242
Retained earnings (accumulated deficit)	802,215	(6,380,231)	(5,578,016)
Total stockholders’ equity	11,988,433	(6,380,231)	5,608,202
Total liabilities and stockholders’ equity	37,670,075	(4,936,631)	32,733,444

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(2)	Restatement of Financial Statements (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEAR ENDED
MARCH 31, 2008

	March 31, 2008

	As previously reported	Effect of Restatement	As restated

Sales	$85,522,692	$(4,688,835)	$80,833,857
Reimbursable costs and expenses	25,762,596	(8,722,170)	17,040,426
Outside production costs and expenses	24,820,397	7,322,772	32,143,169
Compensation expense	25,633,447	(864,000)	24,769,447
General and administrative expenses	6,459,131	651,000	7,110,131
Total operating expenses	82,675,571	(1,612,398)	81,063,173
Operating income (loss)	2,847,121	(3,076,437)	(229,316)
Income (loss) from continuing operations before provision (benefit) for income taxes	2,934,361	(3,076,437)	(142,076)
Provision for income taxes	1,447,525	3,303,794	4,751,319
Net income (loss)	1,486,836	(6,380,231)	(4,893,395)
Earnings (loss) income per share from continuing operations:
Basic	$.21	$(.92)	$(.71)
Diluted	$.21	$(.92)	$(.71)

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED
MARCH 31, 2008

	March 31, 2008

	As previously reported	Effect of Restatement	As restated

Cash flow from operating activities
Net income (loss)	$1,486,836	$(6,380,231)	$(4,893,395)
Changes in working capital and other	(3,009,774)	6,380,231	3,370,457

(3)	Summary of Significant Accounting Policies

	(a)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. In addition, through May 22, 2006, the consolidated financial statements included the accounts of a variable interest entity, Garcia Baldwin, Inc. d/b/a MarketVision (“MarketVision”), an affiliate that provided ethnically oriented marketing and promotional services. The Company owned 49% of the common stock of MarketVision. A third party owned the remaining 51%. The third party owned portion of MarketVision was accounted for as a minority interest in the Company’s consolidated financial statements. As disclosed in Note 10, the Company sold its 49% interest in MarketVision in May 2006, and all amounts relating to MarketVision have been reclassified as discontinued operations in the Company’s financial statements for the 2007 year. All significant intercompany balances and transactions have been eliminated in consolidation.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(3)	Summary of Significant Accounting Policies (Continued)

	(b)	Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances. Actual results could differ from those estimates. See also Note 3(k) re: Revenue Recognition

	(c)	Fair Value of Financial Instruments

The carrying value of all financial instruments classified as a current asset or liability is deemed to approximate fair value due to the short maturity of these instruments and interest rates that approximate current market rates.

	(d)	Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. Due to the short-term nature of the cash equivalents, the carrying value approximates fair value. At March 31, 2008 the Company had approximately $4,434,000 of cash on hand in excess of FDIC insurance limits.

	(e)	Accounts Receivable and Credit Policies

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectibility. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

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

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(3)	Summary of Significant Accounting Policies (Continued)

	(h)	Property and Equipment

Property and equipment are stated at cost. Depreciation on furniture, fixtures and computer equipment is computed on the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. Funds received from a landlord to reimburse the Company for the cost, or a portion of the cost, of leasehold improvements are recorded as deferred rent and amortized as reductions to rent expense over the lease term.

	(i)	Goodwill and Other Intangible Assets

Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. The Company’s other intangible assets consist of an Internet domain name and related intellectual property rights. At March 31, 2008 and 2007, the Company had approximately $7,357,000 of goodwill and a $200,000 carrying value related to the internet domain name.

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

	(j)	Revenue Recognition

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

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(3)	Summary of Significant Accounting Policies (Continued)

	(k)	Reimbursable Program Costs and Expenses

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

In July 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) released Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). Additionally, in January 2002, the EITF released Issue 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF 01-14”). EITF 99-19 and EITF 01-14 provide guidance on when client reimbursements, including out of pocket expenses, should be characterized as revenue. Pursuant to such standards, the Company records such client reimbursements as revenue on a gross basis.

	(l)	Deferred Rent

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

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(3)	Summary of Significant Accounting Policies (Continued)

	(n)	Income Taxes (Continued)

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

	(o)	Net (Loss) Income Per Share

Basic (loss) earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options and restricted stock. For purpose of computing diluted earnings per share, 446,209 common share equivalents were assumed to be outstanding for the year ended March 31, 2007. For the years ended March 31, 2008 and 2007, stock options and warrants to purchase approximately 487,016 and 1,848,000 shares of common stock were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. The weighted average number of shares outstanding consist of:

	2008
	(restated)	2007

Basic	6,935,806	6,837,533
Dilutive effect of options and restricted stock	—	446,209

Diluted	6,935,806	7,283,742

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

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(3)	Summary of Significant Accounting Policies (Continued)

	(p)	Recent Accounting Standards Affecting the Company (continued)

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

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management currently believes that the adoption of this statement will not have a material impact on the Company’s financial statements.

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

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(3)	Summary of Significant Accounting Policies (Continued)

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

(q) Reclassifications

Certain amounts as previously reported have been reclassified to conform to current year presentation.

(4)	Property and Equipment

Property and equipment consist of the following:

	2008
	(Restated)	2007

Furniture, fixtures and computer equipment	$5,138,711	$4,461,692
Leasehold improvements	4,215,467	4,213,241

	9,354,178	8,674,933
Less: accumulated depreciation and amortization	5,924,426	5,291,965

	$3,429,752	$3,382,968

Depreciation and amortization expense on property and equipment for the years ended March 31, 2008 and 2007 amounted to $632,461 and $852,948 respectively.

(5)	Notes Payable - Bank

At March 31, 2007 the Company’s term bank borrowings amounted to $2,000,000 and there were no borrowings outstanding under the revolving line of credit. On June 20, 2007, the Company repaid all bank borrowings, which totaled $1,762,000. Additionally, the Company substituted a $450,000 standby letter of credit issued by its prior lender with a cash security deposit to its landlord. The $450,000 security deposit is included in other assets in the March 31, 2008 balance sheet. (See Note 13.)

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(6)	Stockholders’ Equity

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

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(6)	Stockholders’ Equity (Continued)

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

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(6)	Stockholders’ Equity (Continued)

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

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(6)	Stockholders’ Equity (Continued)

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

Share Price Threshold	Percentage of Shares Vested

$3.00	20%
$4.00	40%
$5.00	60%
$6.00	80%
$7.00	100%

A summary of all non-vested stock activity as of March 31, 2008, and changes during the two years then ended is presented below:

	Weighted average grant date fair value	Number of shares	Aggregate Intrinsic Value	Weighted average remaining contractual term

Unvested at March 31, 2006	$2.13	190,000

Granted	$1.81	678,750
Vested	$2.13	(30,000)
Forfeited	$1.86	(102,500)

Unvested at March 31, 2007	$1.87	736,250

Granted	$2.65	359,352
Vested	$1.96	(81,180)
Forfeited	$1.99	(361,250)

Unvested at March 31, 2008	$2.22	653,172	$431,094	3.82

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(6)	Stockholders’ Equity (Continued)

(iii) Restricted Stock (continued)

Total unrecognized compensation cost related to unvested stock awards at March 31, 2008 amounted to $1,169,267 and is expected to be recognized over a weighted average period of 3.77 years. Total compensation cost for the stock awards amounted to $329,992 and $71,844 for the years ended March 31, 2008 and 2007, respectively

(7)	Income Taxes

The components of income tax provision from continuing operations for the years ended March 31, 2008 and 2007 are as follows:

	2008
	(restated)	2007

Current:
State and local	$20,639	$101,450
Federal	25,886	18,765

	46,525	120,215

Deferred:
State and local	25,421	58,734
Federal	144,054	393,063
Change in valuation allowance	4,535,319	—

	4,704,794	451,797

	$4,751,319	$572,012

The differences between the provision for income taxes from continuing operations computed at the federal statutory rate and the reported amount of tax expense attributable to income from continuing operations before provision for income taxes for the years ended March 31, 2008 and 2007 are as follows:

	2008
	(restated)	2007

Statutory Federal income tax	(34.0)%	34.0%
State and local taxes, net of Federal benefit	(3.6)	4.6
Permanent differences	(16.8)	4.9
Stock compensation	210.4	—
Valuation allowance	3,192.2	—
Other	(4.0)	(10.7)

Effective tax rate	3,344.2%	32.8%

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(7)	Income Taxes (Continued)

The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in net deferred tax asset are as follows:

	2008 (restated)	2007

Deferred tax (liabilities) assets:
Current:
Unbilled revenue	$(1,216,327)	$(385,566)
Allowance for doubtful accounts	155,108	142,317
Accrued compensation	660,184	—

	(401,035)	(243,249)

Non-current:
Goodwill, principally due to differences in amortization	383,576	1,656,873
Net operating loss carryforwards	3,459,382	2,938,063
Share-based payment arrangements	781,491	—
Other	311,905	341,478

	4,936,354	4,936,414
Valuation allowance	(4,535,319)	—

	401,035	4,936,414

Net deferred tax asset	$—	$4,693,165

At March 31, 2008, the Company had federal net operating loss carry-forwards of approximately $8,335,000 that begin to expire March 31, 2024.

In assessing the realizability of deferred tax assets, management considers, in light of available objective evidence, whether it is more likely than not that some or all of such assets will be utilized in future periods. For financial reporting purposes, the Company has incurred losses for fiscal years 2004 through 2008 aggregating $5,961,000. The Company must generate approximately $11,340,000 of aggregate taxable income, exclusive of any reversals or timing differences, to fully utilize its net deferred tax asset. Accordingly, based upon the available objective evidence, particularly the Company’s history of losses, the Company has provided for a full valuation allowance against its net deferred tax asset at March 31, 2008.

(8)	Significant Customer

For the years ended March 31, 2008 and 2007, Diageo North America, Inc. (“Diageo”) accounted for approximately 65% and 53%, respectively, of the Company’s revenues. At March 31, 2008 and 2007, Diageo accounted for 62% and 64%, respectively, of the Company’s accounts receivable.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

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

(10)	Investment in MarketVision

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

Results of Operations for the period April 1, 2006 through May 22, 2006:

Sales	$1,197,677

Operating expenses:
Reimbursable program costs and expenses	617,663
Outside production and other program expenses	151,184
Compensation expense	397,082
General and administrative expenses	163,705

Total operating expenses	1,329,634

Operating (loss)	(131,957)
Interest (expense)	(1,963)
Benefit for income taxes	32,591
Minority interest	51,679

Net (loss)	$(49,650)

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(11)	Related Party Transactions

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

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(11)	Related Party Transactions (Continued)

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

On February 23, 2009, the Company’s Board of Directors accepted the resignation of Mr. Tarzian, effective March 1, 2009, as the Company’s Chief Executive Officer. In addition, Mr. Tarzian resigned from the Company’s Board of Directors.

Pursuant to certain Restricted Stock Agreements, the Company previously granted Mr. Tarzian 250,000 shares of common stock under its 2002 Plan. In connection with his resignation, 240,000 shares of non-vested stock were forfeited.

(12)	Leases

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

Year ending March 31,
2009	$1,292,000
2010	726,000
2011	152,000
2012	1,000
2013	1,000
Thereafter	—

$2,172,000

In October, 2008 the Company exercised its one-time option to terminate early its sublease for its principal office space in New York, effective October 25, 2009, and paid a non-refundable cancellation fee of $342,182 to the landlord. The Company anticipates that relocating its New York offices to other New York office space will result in cost savings, as the lease payments for its current space are subject to contractual increase above the currently estimated market rate for such space. The lease payments disclosed in the above schedule do not reflect future costs associated with the Company’s new office space.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(13)	Subsequent Events

Revolving Line of Credit

On June 26, 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with Sovereign Bank (the “Lender”). Pursuant to the Credit Agreement, the Lender provided the Company with (i) a $2.5 million term loan (the “Term Loan”), which was funded in full on June 30, 2008 in connection with the acquisition of 3 For All Partners LLC, and (ii) a $2.5 million revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility are used for working capital purposes. The Term Loan and Revolving Credit Facility have been guaranteed by the Company’s subsidiaries and are secured by substantially all of their assets pursuant to a Security Agreement entered into by the Company and its subsidiaries in favor of the Lender. Pursuant to the Credit Agreement, among other things:

• All outstanding loans under the Credit Agreement will become due on June 30, 2011 (the “Maturity Date”).

•

The Term Loan will be repaid in 12 consecutive quarterly installments commencing on September 30, 2008. The first 11 installments will be in the amount of $168,750, with a final payment in the amount of $643,750 being due on the Maturity Date.

•

Interest accrues on outstanding loans under the Credit Agreement at a per annum rate equal to, at the Company’s option, the prime rate from time to time in effect (but in no event less than the Federal Funds Rate plus one-half percent), or a LIBOR rate selected by the Company, plus a margin of 2.25%.

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

As of each of June 30, September 30 and December 31, 2008, the Company was not in compliance with one or more of these financial covenants. In addition, as a result of the restatement described in Note 2 above, the Company breached its financial reporting obligations under the Credit Agreement. On April 28, 2009, the Company and the Lender entered into a letter agreement pursuant to which the Lender agreed to enter into an amendment and waiver to the Credit Agreement under which (i) the Lender waives the Company’s past non-compliance with the financial covenants and reporting obligations, (ii) indefinitely suspends the revolving credit facility, (iii) requires the Company to maintain deposits with the Lender at all times in an amount not less then the outstanding balance of the term loan as cash-collateral therefor, and (iv) suspends the Company’s obligation to comply with the financial covenants in the future during the period in which the revolving credit facility is suspended and the term loan is fully cash-collateralized.

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

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(13)	Subsequent Events (Continued)

Acquisition of 3 For All Partners, LLC (continued)

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

The following table summarizes the preliminary allocation of the $3,348,251 purchase price utilizing the estimated fair values of the assets acquired at June 30, 2008. The Company is currently in the process of obtaining third-party valuations of certain intangible assets, therefore the allocation of the purchase price is subject to adjustment.

Purchase price - cash	$3,250,000
Direct acquisition costs	98,251

Total purchase price (excluding share consideration)	$3,348,251

Property and equipment	$44,809
Goodwill and other intangible assets	3,303,442

Total asset acquired	$3,348,251

The $3,303,442 of goodwill and other intangible assets were assigned to the US Concepts, LLC reporting unit, all of which is expected to be deductible for income tax reporting purposes.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(13)	Subsequent Events (Continued)

Acquisition of 3 For All Partners, LLC (continued

Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for the years ended March 31, 2008 and 2007 have been prepared as though the acquisition of mktgpartners had occurred as of the beginning of the earliest period presented (April 1, 2006). This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of mktgpartners occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

	2008
	(restated)	2007

Pro forma sales	$97,874,193	$107,579,143
Pro forma loss	$(4,378,087)	$(186,686)
Pro forma basic loss per share	$(.63)	$(.03)
Pro forma diluted loss per share	$(.63)	$(.03)

(14)	Selected Quarterly Consolidated Financial Data (Unaudited)

Set forth below is quarterly data with respect to each fiscal quarter in the Company’s fiscal years ended March 31, 2007 and 2008. As a result of the errors described in Note 2 “Restatement of Financial Statements”, previously reported consolidated Statements of Operations for each of the fiscal quarters in the fiscal year ended March 31, 2008 have been restated.

	First Quarter Ended June 30, 2007

	As previously reported	Effect of Restatement	As restated

Sales	$20,408,420	$1,033,668	$21,442,088
Operating expenses	20,789,818	938,409	21,728,227
Operating (loss) income	(381,398)	95,259	(286,139)
Net (loss)	$(246,236)	$(78,741)	$(324,977)
Net (loss) per common share:
Basic	$(.04)	$(.01)	$(.05)
Diluted	$(.04)	$(.01)	$(.05)
Weighted average common shares:
Basic	6,923,751		6,923,751
Diluted	6,923,751		6,923,751

	Second Quarter Ended September 30, 2007

	As previously reported	Effect of Restatement	As restated

Sales	$17,831,661	$(3,355,758)	$14,475,903
Operating expenses	16,482,178	(2,195,078)	14,287,100
Operating income	1,349,483	(1,160,680)	188,803
Net income	$821,598	$(641,614)	$179,984
Net income per common share:
Basic	$.12	$(.09)	$.03
Diluted	$.12	$(.09)	$.03
Weighted average common shares:
Basic	6,929,311		6,929,311
Diluted	7,091,856		7,091,856

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(14)	Selected Quarterly Consolidated Financial Data (Unaudited) (Continued)

	Third Quarter Ended December 31, 2007

	As previously reported	Effect of Restatement	As restated

Sales	$24,144,613	$(398,863)	$23,745,750
Operating expenses	22,860,032	341,463	23,201,495
Operating income	1,284,581	(740,326)	544,255
Net income	$840,060	$(334,368)	$505,692
Net income per common share:
Basic	$.12	$(.05)	$.07
Diluted	$.12	$(.05)	$.07
Weighted average common shares:
Basic	6,940,510		6,940,510
Diluted	7,181,518		7,181,518

	Fourth Quarter Ended March 31, 2008

	As previously reported	Effect of Restatement	As restated

Sales	$23,137,998	$(1,967,882)	$21,170,116
Operating expenses	22,543,543	(697,192)	21,846,351
Operating (loss) income	594,455	(1,270,690)	(676,235)
Net (loss) income	$71,414	$(5,325,508)	$(5,254,094)
Net (loss) income per common share:
Basic	$.01	$(.77)	$(.76)
Diluted	$.01	$(.77)	$(.76)
Weighted average common shares:
Basic	6,950,706		6,950,706
Diluted	7,074,628		6,950,706

Selected quarterly consolidated financial data for the year ended March 31, 2007 is presented below:

	First Quarter Ended June 30, 2006	Second Quarter Ended September 30, 2006	Third Quarter Ended December 31, 2006	Fourth Quarter Ended March 31, 2007

Sales	$27,021,465	$25,650,355	$23,938,534	$19,269,604
Operating expenses	25,485,242	23,875,271	23,854,374	20,678,400

Operating income (loss)	1,536,223	1,775,084	84,160	(1,408,796)

Net income (loss)	$756,362	$862,912	$88,126	$(711,349)
Net income (loss) per common share:
Basic	$.11	$.13	$.01	$(.10)
Diluted	$.11	$.12	$.01	$(.10)
Weighted average common shares:
Basic	6,785,054	6,849,751	6,855,575	6,859,751
Diluted	7,012,784	7,161,932	7,393,459	6,859,751

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

          Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) as of March 31, 2008 in connection with our filing of this Annual Report Form 10-K/A. Based on that evaluation, and in light of the material weakness described below which required the restatement of our financial statements for the year then ended as described elsewhere in this report, our Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2008 our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report On Internal Control Over Financial Reporting (Restated)

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluates the effectiveness of our internal control over financial reporting. This evaluation is based on the framework established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

          In connection with the preparation of the consolidated financial statements as of and for the quarter ended September 30, 2008, management determined that a number of clerical and accounting errors had been made in preparing its financial statements for the year ended March 31, 2008, as well as the subsequent fiscal quarter ended June 30, 2008, primarily in connection with the calculation and recognition of revenue, including reimbursable and outside production costs and expenses, and properly recording general and administrative expenses in the periods in which they were incurred. In addition, certain expense items were incorrectly classified as deferred contract costs instead of general and administrative expenses. As a result of these errors, we have restated our consolidated financial statements for the year ended March 31, 2008 and the interim periods within that year by filing this Form 10-K/A. Please see Note 2 to the Consolidated Financial Statements included as Item 8 to this Form 10-K/A for a complete description of the effects of the restatement on our financial statements.

          The errors described above, including in particular the failure to maintain effective controls over revenue recognition and related expense classifications, have been identified by management as constituting material weaknesses in its internal control over financial reporting which was in existence as of March 31, 2008 and affected the financial reporting for the periods within that fiscal year. Specifically, we did not maintain effective controls to ensure that the revenue recognition template being utilized to calculate revenue earned for the period maintained its mathematical integrity from period to period. In addition, we did not maintain effective controls to ensure that certain expenses incurred in connection with client projects were properly reflected as an operating expense instead of being classified as a deferred contract cost. These control deficiencies resulted in the restatement of our annual and interim financial statements for the fiscal year ended Mach 31, 2008, as well as the interim financial statements for the quarter ended June 30, 2008.

          The above deficiencies and related errors, which were identified by management and brought by management to the attention of our auditors and Audit Committee, are believed to have been inadvertent and unintentional, and related in part, among other things, to a change in our accounting software during Fiscal 2008 and personnel changes. In addition, following the discovery of these errors, we have begun implementing remedial measures in order to improve and strengthen our internal control over financial reporting and avoid future misstatements of our financial statements. As of the date of filing this Amendment No. 2, the remedial measures we have implemented include the following:

•	We have restructured our accounting and finance departments so that reporting and oversight responsibilities are clearly defined;

•

We have shifted the responsibility and maintenance of our revenue recognition worksheets from our customer management teams to the accounting department, and added additional processes designed to ensure that revenue and related costs attributable to client programs are effectively accounted for;

•	We have increased the level of supervision over our accounting and finance personnel;

•	We have modified and simplified the job cost module of our accounting software so that it can be more effectively utilized; and

•	We have made changes to our employee expense reimbursement procedures.

          We are monitoring the effectiveness of these measures, and may take further action as we deem appropriate to further strengthen our internal control over financial reporting. However, we do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected.

          This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

10.1*

‘mktg, inc.’ Marketing Group, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement initially filed with the Securities and Exchange Commission on July 29, 2002).

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

23.1	Consent of Parente Randolph, LLC

23.2	Consent of Lazar Levine & Felix LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act.

32.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act.

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

‘mktg, inc.’

By:	/s/ James R. Haughton

James R. Haughton
Senior Vice President- Controller
(principal financial officer)

Dated: May 8, 2009