Form 10-Q/A
period 2008-06-30
'mktg, inc.'
filed 2009-05-11
CIK 886475

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

CoActive Marketing Group, Inc.

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of April 28, 2009, 8,333,192 shares of the Registrant’s Common Stock, par value $.001 per share, were outstanding.

Explanatory Note

This amendment to our Quarterly Report on Form 10-Q for the period ended June 30, 2008, initially filed with the Securities and Exchange Commission on August 13, 2008 (the “Original Filing”) reflects a restatement of the financial statements of ‘mktg, inc.’ (formerly CoActive Marketing Group, Inc.) (the “Company”) for the quarter ended June 30, 2008 and fiscal year ended March 31, 2008, as discussed in Note 2 to the financial statements. The financial statements are being restated as a result of management’s determination that the Company had inadvertently made a number of clerical and accounting errors in preparing its financial statements for the year ended March 31, 2008 and subsequent fiscal quarter ended June 30, 2008, primarily in connection with the calculation and recognition of revenue, including reimbursable and outside production costs and expenses, and properly expensing general and administrative expenses in the periods in which they were incurred. For a description of the actions we are taking to prevent a recurrence of these errors, please see “Management’s Report on Internal Control Over Financial Reporting” in Item 9A(T) of Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended March 31, 2008, filed contemporaneously with this Form 10-Q/A with the Securities and Exchange Commission on May 8, 2009.

The restatement for these errors reduces the Company’s net income as originally reported for the quarter ended June 30, 2008 by approximately $1,312,000 ($.19 per diluted share), net of tax of $334,000, to a loss of approximately $835,000. The restatement had no effect on the Company’s cash or net cash used in operations for the quarter ended June 30, 2008. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional, and were related in part to a change in the Company’s accounting software during Fiscal 2008. In addition, following the discovery of these errors, the Company began implementing procedures intended to strengthen its internal control processes and prevent a recurrence of future errors of this nature.

In addition to including restated financial statements as described above, this amendment also includes related changes to the disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Controls and Procedures.”

INDEX

‘mktg, inc.’ AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
‘mktg, inc.’
Condensed Consolidated Balance Sheets
June 30, 2008 (Unaudited) and March 31, 2008

	June 30, 2008	March 31, 2008

	(Restated)	(Restated)

Assets
Current assets:
Cash and cash equivalents	$2,771,945	$5,323,527
Accounts receivable, net of allowance for doubtful accounts of $209,000 at June 30, 2008 and $388,000 at March 31, 2008	4,808,663	6,586,673
Unbilled contracts in progress	4,751,063	4,245,148
Deferred contract costs	3,628,429	4,372,813
Prepaid expenses and other current assets	390,027	327,782

Total current assets	16,350,127	20,855,943

Property and equipment, net	3,382,280	3,429,752
Deferred tax asset	401,035	401,035
Goodwill and other intangible assets	10,860,645	7,557,203
Other assets	559,088	489,511

Total assets	$31,553,175	$32,733,444

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable bank – current	$675,000	$—
Accounts payable	1,742,520	2,056,913
Accrued compensation	3,126,909	2,774,033
Accrued job costs	7,940,591	6,030,473
Other accrued liabilities	2,529,990	2,801,352
Deferred revenue	6,052,069	10,651,494
Deferred taxes payable	401,035	401,035

Total current liabilities	22,468,114	24,715,300

Deferred rent	2,357,023	2,409,942
Notes payable bank	1,825,000	—

Total liabilities	26,650,137	27,125,242

Commitments and contingencies

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; 7,795,632 shares issued and outstanding at June 30, 2008 and 7,624,103 shares issued and outstanding at March 31, 2008	7,796	7,624
Additional paid-in capital	11,308,526	11,178,594
Accumulated deficit	(6,413,284)	(5,578,016)

Total stockholders’ equity	4,903,038	5,608,202

Total liabilities and stockholders’ equity	$31,553,175	$32,733,444

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Condensed Consolidated Statements of Operations
Three Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended June 30,
	2008	2007

	(Restated)	(Restated)

Sales	$22,238,133	$21,442,088

Operating expenses:
Reimbursable program costs and expenses	4,708,509	6,659,107
Outside production and other program expenses	9,763,362	7,688,818
Compensation expense	6,909,037	5,801,334
General and administrative expenses	1,702,019	1,578,968

Total operating expenses	23,082,927	21,728,227

Operating loss	(844,794)	(286,139)

Interest income, net	9,526	15,162

Loss before provision for income taxes	(835,268)	(270,977)

Provision for income taxes	—	54,000

Net loss	$(835,268)	$(324,977)

Basic loss per share	$(.12)	$(.05)

Diluted loss per share	$(.12)	$(.05)

Weighted average number of common shares outstanding:
Basic	6,993,046	6,923,751
Diluted	6,993,046	6,923,751

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Condensed Consolidated Statements of Cash Flows
Three Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007

	(Restated)	(Restated)

Cash flows from operating activities:
Net loss	$(835,268)	$(324,977)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	202,309	191,068
Deferred rent (reversal) amortization	(52,919)	8,303
Provision for bad debt expense	90,911	4,500
Compensation expense on non-vested stock and stock options	130,104	82,123
Deferred income taxes	—	174,000
Changes in operating assets and liabilities:
Accounts receivable	1,687,099	(6,140,216)
Unbilled contracts in progress	(505,915)	669,037
Deferred contract costs	744,384	469,247
Prepaid expenses and other current assets	(62,245)	(69,642)
Other assets	(69,577)	—
Accounts payable	(314,393)	(271,875)
Accrued compensation	352,876	381,726
Accrued job costs	1,910,118	8,454,517
Other accrued liabilities	(271,362)	(348,687)
Deferred revenue	(4,599,425)	(9,865,831)

Net cash used in operating activities	(1,593,303)	(6,586,707)

Cash flows from investing activities:
Cash paid for acquisition of 3 For All Partners, LLC (including cash held in escrow)	(3,348,251)	—
Purchases of fixed assets	(110,028)	(171,634)

Net cash used in investing activities	(3,458,279)	(171,634)

Cash flows from financing activities:
Proceeds from note payable - bank	2,500,000	—
Payments of debt	—	(2,000,000)

Net cash provided by (used in) financing activities	2,500,000	(2,000,000)

Net decrease in cash and cash equivalents	(2,551,582)	(8,758,341)

Cash and cash equivalents at beginning of period	5,323,527	9,514,081

Cash and cash equivalents at end of period	$2,771,945	$755,740

Supplemental disclosures of cash flow information:
Interest paid during the period	$2,552	$69,897

Income taxes paid during the period	$16,889	$28,895

Non-cash investing activities:
Acquisition of 3 For All Partners – property and equipment	$44,809	$—

Acquisition of 3 For All Partners – goodwill and other intangible assets	$3,303,442	$—

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’ and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The following unaudited interim condensed consolidated financial statements of ‘mktg, inc.’ (formerly CoActive Marketing Group, Inc.) (the “Company”) for the three months ended June 30, 2008 and 2007 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to GAAP for interim financial information and SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended March 31, 2008. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s results for the interim periods presented. The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the results for a full year.

(2)	Restatement of Financial Statements

The consolidated financial statements of the Company as of and for the quarter ended June 30, 2008 and fiscal year ended March 31, 2008 have been restated as a result of management’s determination that the Company had inadvertently made a number of clerical and accounting errors in preparing its financial statements, primarily in connection with the calculation and recognition of revenue, including reimbursable and outside production costs and expenses, and properly expensing general and administrative expenses in the periods in which they were incurred.

The restatement for these errors reduces the Company’s net income as originally reported for the quarter ended June 30, 2008 by approximately $1,312,000 ($.19 per diluted share), net of tax of $334,000, to a loss of approximately ($835,000). The restatement had no effect on the Company’s cash or net cash used in operations as of and for the quarter ended June 30, 2008. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional, and were related in part to a change in the Company’s accounting software during Fiscal 2008. In addition, following the discovery of these errors, the Company began implementing procedures intended to strengthen its internal control processes and prevent a recurrence of future errors. For a description of the actions the Company is are taking to remediate its internal controls, please see “Management’s Report on Internal Control Over Financial Reporting” in Item 9A(T) of the Company’s Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended March 31, 2008.

The effect of the restatements on the Company’s consolidated balance sheets as of the quarter ended June 30, 2008 and the year ended March 31, 2008, and statements of operations for the quarters ended June 30, 2008 and 2007, is as follows:

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2008

	June 30, 2008

	As previously reported	Effect of Restatement	As restated

Unbilled contracts in progress	$5,331,804	$(580,741)	$4,751,063
Deferred contract costs	5,559,881	(1,931,452)	3,628,429
Total current assets	18,862,320	(2,512,193)	16,350,127
Deferred tax asset	3,370,829	(2,969,794)	401,035
Total assets	37,035,162	(5,481,987)	31,553,175
Accrued job costs	4,317,514	3,623,077	7,940,591
Deferred revenue and other client credits	7,464,712	(1,412,643)	6,052,069
Total current liabilities	20,257,680	2,210,434	22,468,114
Total liabilities	24,439,703	2,210,434	26,650,137
Retained earnings (accumulated deficit)	1,279,137	(7,692,421)	(6,413,284)
Total stockholders’ equity	12,595,459	(7,692,421)	4,903,038
Total liabilities and stockholders’ equity	37,035,162	(5,481,987)	31,553,175

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2008

	March 31, 2008

	As previously reported	Effect of Restatement	As restated

Unbilled contracts in progress	$6,338,361	$(2,093,213)	$4,245,148
Deferred contract costs	3,912,437	460,376	4,372,813
Total current assets	22,488,780	(1,632,837)	20,855,943
Deferred tax asset	3,704,829	(3,303,794)	401,035
Total assets	37,670,075	(4,936,631)	32,733,444
Accrued job costs	3,254,729	2,775,744	6,030,473
Deferred revenue and other client credits	11,983,638	(1,332,144)	10,651,494
Total current liabilities	23,271,700	1,443,600	24,715,300
Total liabilities	25,681,642	1,443,600	27,125,242
Retained earnings (accumulated deficit)	802,215	(6,380,231)	(5,578,016)
Total stockholders’ equity	11,988,433	(6,380,231)	5,608,202
Total liabilities and stockholders’ equity	37,670,075	(4,936,631)	32,733,444

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2008

	First Quarter Ended June 30, 2008

	As previously reported	Effect of Restatement	As restated

Sales	$22,331,307	$(93,174)	$22,238,133
Operating expenses	21,529,911	1,553,016	23,082,927
Operating income (loss)	801,396	(1,646,190)	(844,794)
Net income (loss)	$476,922	$(1,312,190)	$(835,268)
Net income (loss) per common share:
Basic	$.07	$(.19)	$(.12)
Diluted	$.07	$(.19)	$(.12)
Weighted average common shares:
Basic	6,993,046		6,993,046
Diluted	7,284,797		6,993,046

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2007

	First Quarter Ended June 30, 2007

	As previously reported	Effect of Restatement	As restated

Sales	$20,408,420	$1,033,668	$21,442,088
Operating expenses	20,789,818	938,409	21,728,227
Operating (loss)	(381,398)	95,259	(286,139)
Net (loss)	$(246,236)	$(78,741)	$(324,977)
Net (loss) per common share:
Basic	$(.04)	$(.01)	$(.05)
Diluted	$(.04)	$(.01)	$(.05)
Weighted average common shares:
Basic	6,923,751		6,923,751
Diluted	6,923,751		6,923,751

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE QUARTER ENDED JUNE 30, 2008

	First Quarter Ended June 30, 2008

	As previously reported	Effect of Restatement	As restated

Cash flow from operating activities
Net income (loss)	$476,922	$(1,312,190)	$(835,268)
Changes in working capital and other	(2,070,225)	1,312,190	(758,035)

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE QUARTER ENDED JUNE 30, 2007

	First Quarter Ended June 30, 2007

	As previously reported	Effect of Restatement	As restated

Cash flow from operating activities
Net (loss)	$(246,236)	$(78,741)	$(324,977)
Changes in working capital and other	(6,340,471)	78,741	(6,261,730)

(3)	Summary of Significant Accounting Policies

	(a)	Principles of Consolidation

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of such assets will be utilized in future periods. For financial reporting purposes, the Company has incurred losses for fiscal years 2004 through 2008 aggregating $5,961,000. The Company must generate approximately $12,175,000 of aggregate taxable income, exclusive of any reversals or timing differences, to fully utilize its net deferred tax asset. Based upon the available objective evidence, including the Company’s history of losses, management does not believe that it is more likely than not that the net deferred tax asset will be fully utilized. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax asset.

(c)	Net Income Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options and restricted stock. For the three months ended June 30, 2008 and 2007, stock options and warrants to purchase approximately 507,017 and 575,766 shares of common stock were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive.. The weighted average number of shares outstanding consist of:

	Three Months Ended	Three Months Ended
	June 30, 2008 (restated)	June 30, 2007 (restated)

Basic	6,993,046	6,923,751
Dilutive effect of options and restricted stock	—	—

Diluted	6,993,046	6,923,751

(d)	Recent Accounting Standards Affecting the Company

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 157 during the interim period ended June 30, 2008, with respect to the Company’s financial assets and liabilities, did not have a material impact on the Company’s Consolidated Financial Statements. The Company is currently assessing the potential impact that adoption of this statement would have on its non-financial assets and non-financial liabilities, if any.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities that are not otherwise required to be measured at fair value, at fair value. Under SFAS No. 159, companies would report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize up-front costs and fees related to those items in earnings as incurred. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 during the interim period ended June 30, 2008 did not have a material impact on the Company’s Consolidated Financial Statements due to its election not to measure eligible financial assets and liabilities that are not otherwise required to be measured at fair value, at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management currently believes that the adoption of this statement will not have a material impact on the Company’s financial statements.

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

(4)	Acquisition of 3 For All Partners, LLC

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

The consideration for the acquisition consisted of $3.25 million in cash and 332,226 common shares (the “Share Consideration”) of the Company’s common stock, valued at approximately $1,000,000. In addition, the Company incurred $98,251 in direct acquisition costs.

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

Purchase price – cash	$3,250,000
Direct acquisition costs	98,251

Total purchase price (excluding share consideration)	$3,348,251

Property and equipment	$44,809
Goodwill and other intangible assets	3,303,442

Total asset acquired	$3,348,251

The $3,303,442 of goodwill and other intangible assets were assigned to the US Concepts, LLC reporting unit, all of which is expected to be deductible for income tax reporting purposes.

The following pro forma results of operations for the three months ended June 30, 2008 and 2007 have been prepared as though the acquisition of mktgpartners had occurred as of the earliest period presented. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of mktgpartners occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

	Three Months Ended	Three Months Ended
	June 30, 2008 (restated)	June 30, 2007 (restated)

Pro forma sales	$25,472,041	$24,614,911
Pro forma net (loss)	$(939,753)	$(321,022)
Pro forma basic (loss) per share	$(.13)	$(.05)
Pro forma diluted (loss) per share	$(.13)	$(.05)

(4)	Bank Credit Facility

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

•

The Company is required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict the Company’s ability to pay dividends, limit annual capital expenditures, provide that the Company’s “Consolidated Debt Service Coverage Ratio” cannot be less than 1.5 to 1.0 as of the end of any fiscal quarter, that its “Consolidated Leverage Ratio” cannot exceed 2:25 to 1:00 at the end of any fiscal quarter, and that the Company can not incur a “Consolidated Pre-Tax Net Loss” in excess of $500,000 in the aggregate in any period of two consecutive fiscal quarters.

As of June 30, 2008, the Company was not in compliance with these financial covenants. In addition, as a result of the restatement described in Note 2 above, the Company breached its financial reporting obligations under the Credit Agreement. On April 28, 2009, the Company and the Lender entered into a letter agreement pursuant to which the Lender agreed to enter into an amendment and waiver to the Credit Agreement under which (i) the Lender waives the Company’s past non-compliance with the financial covenants and reporting obligations, (ii) indefinitely suspends the revolving credit facility, (iii) requires the Company to maintain deposits with the Lender at all times in an amount not less then the outstanding balance of the term loan as cash-collateral therefor, and (iv) suspends the Company’s obligation to comply with the financial covenants in the future during the period in which the revolving credit facility is suspended and the term loan is fully cash-collateralized.

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

The assumptions made in calculating the fair values of options are as follows:

	Three Months Ended	Three Months Ended
	June 30, 2008	June 30, 2007

Expected volatility	n/a	63.5%
Expected dividend yield	n/a	0%
Risk-free interest rate	n/a	4.51%
Expected term (in years)	n/a	5.25

A summary of option activity under all plans as of June 30, 2008, and changes during the period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term	Aggregate intrinsic value

Balance at March 31, 2008	$2.55	466,250	4.12	$153,863
Granted	—	—
Exercised	—	—
Canceled	$3.33	(148,125)

Balance at June 30, 2008 (vested and expected to vest)	$2.19	318,125	5.70	$264,044

Exercisable at June 30, 2008	$2.19	318,125	5.70	$264,044

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

As of June 30, 2008, pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements, the Company had awarded 369,767 shares of common stock that were not issued under the Company’s 2002 Plan. These shares include the award of 200,000 shares to the Company’s Chief Executive Officer.

A summary of all non-vested stock activity as of June 30, 2008, and changes during the three month period then ended is presented below:

	Weighted average grant date fair value	Number of shares	Weighted average remaining contractual term	Aggregate intrinsic value

Unvested at March 31, 2008	$2.22	653,172	3.82	$431,094

Granted	$2.86	176,529
Vested	$2.11	(36,416)
Forfeited	$2.50	(5,000)

Unvested at June 30, 2008	$2.40	788,285	3.90	$488,737

Total unrecognized compensation cost related to unvested stock awards at June 30, 2008 amounts to approximately $1,560,520 and is expected to be recognized over a weighted average period of 3.90 years. Total compensation cost for the three months ended June 30, 2008, amounted to approximately $127,909 for these stock awards.

(6)	Commitments and Contingencies

The Company had sales to one customer in excess of 10% of total sales for the three months ended June 30, 2008. Sales to this customer approximated $16.7 million for the period. Accounts receivable as of June 30, 2008 from this customer approximated $4.5 million.

(7)	Income Taxes

The Company did not record a benefit for federal, state and local income taxes for the three months ended June 30, 2008 because any such benefit would be fully offset by an increase in the valuation allowance against the Company’s net deferred tax asset established as a result of our historical operating losses. The provision for income taxes for the three months ended June 30, 2007 was comprised of minimum state income taxes and the impact of a change in estimate of the Company’s net operating loss carryforward

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                    This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect,” “plan,” “predict,” “may,” “should,” “will,” the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company’s expectations are set forth in the Company’s Amendment No. 2 to Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008 under “Risk Factors,” including but not limited to “Recent Losses,” “Customers,” “Dependence on Key Personnel,” “Unpredictable Revenue Patterns,” “Competition,” and “Risks Associated with Acquisitions,” in addition to other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

                    ‘mktg, inc.’, through its wholly-owned subsidiaries Inmark Services LLC, Optimum Group LLC, U.S. Concepts LLC and Digital Intelligence Group LLC, is an integrated sales promotional and marketing services company. We develop, manage and execute sales promotion programs at both national and local levels, utilizing both online and offline media channels. Our programs help our clients effectively promote their goods and services directly to retailers and consumers and are intended to assist them in achieving maximum impact and return on their marketing investment. Our activities reinforce brand awareness, provide incentives to retailers to order and display our clients’ products, and motivate consumers to purchase those products, and are designed to meet the needs of our clients by focusing on communities of consumers who want to engage brands as part of their lifestyles.

                    On June 30, 2008, the Company, through its subsidiary U.S. Concepts LLC, acquired substantially all of the assets of 3 For All Partners, LLC d/b/a mktgpartners (“mktgpartners”), a marketing services company. The consideration for the acquisition consisted of $3.25 million in cash and 332,226 common shares (the “Share Consideration”) of the Company’s common stock, valued at approximately $1,000,000 pursuant to an Asset Purchase Agreement between the Company, U.S. Concepts LLC, mktgpartners and mktgpartners’ members. The foregoing summary does not purport to be complete and is subject to and qualified in its entirety by reference to the actual text of the Asset Purchase Agreement, which has been filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 2, 2008.

                    Our services include experiential and face to face marketing, event marketing, interactive marketing, ethnic marketing, and all elements of consumer and trade promotion, and are marketed directly to our clients by our sales force operating out of offices located in New York, New York; Cincinnati, Ohio; Chicago, Illinois; San Francisco, California and Toronto, Ontario.

                    ‘mktg, inc.’ was formed under the laws of the State of Delaware in March 1992 and is the successor to a sales promotion business originally founded in 1972. ‘mktg, inc.’ began to engage in the promotion business following a merger consummated on September 29, 1995 that resulted in Inmark becoming its wholly-owned subsidiary. On September 18, 2008, we changed our name from CoActive Marketing Group, Inc. to ‘mktg, inc.’

                    Our corporate headquarters are located at 75 Ninth Avenue, New York, New York 10011, and our telephone number is 212-660-3800. Our Web site is www.mktg.com. Copies of all reports we file with the Securities and Exchange Commission are available on our Web site.

Restatement of Financial Statements

                    This Form 10-Q/A reflects a restatement of our consolidated financial statements for the quarter ended June 30, 2008 and fiscal year ended March 31, 2008 as discussed in Note 2 to the financial statements included in Item 1 of this Quarterly Report on Form 10-Q/A. The financial statements have been restated as a result of management’s determination that the Company had inadvertently made a number of clerical and accounting errors in preparing its financial statements for the for the quarter ended June 30, 2008 and year ended March 31, 2008, primarily in connection with the calculation and recognition of revenue, including reimbursable and outside production costs and expenses, and properly expensing general and administrative expenses in the periods in which they were incurred. For a description of the actions we are taking to prevent a recurrence of these errors, please see “Management’s Report on Internal Control Over Financial Reporting” in Item 9A(T) of Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended March 31, 2008, filed with the Securities and Exchange Commission on May 8, 2009.

                    The restatement for these errors reduces the Company’s net income as originally reported for the quarter ended June 30, 2008 by approximately $1,312,000 ($.19 per diluted share), net of tax of $334,000, to a loss of approximately ($835,000). The restatement had no effect on the Company’s cash or net cash provided from operations as of and for the quarter ended June 30, 2008. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional, and were related in part to a change in the Company’s accounting software during Fiscal 2008. In addition, following the discovery of these errors, the Company has begun implemented procedures intended to strengthen its internal control processes and prevent a recurrence of future errors of this.

Results of Operations

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

                    The following table presents operating data expressed as a percentage of Operating Revenue for each of the fiscal quarters ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30, (restated)

	2008	2007

Statement of Operations Data:
Operating revenue	100.0%	100.0%
Compensation expense	89.0%	81.8%
General and administrative expense	21.9%	22.2%
Operating loss	(10.9%)	(4.0%)
Interest income, net	0.1%	0.2%
Loss before provision for income taxes	(10.8%)	(3.8%)
Provision for income taxes	0.0%	.8%
Net loss	(10.8%)	(4.6%)

                    Sales. Sales consist of fees for services, commissions, reimbursable program costs and expenses and other production and program expenses. We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts. The amount of reimbursable program costs and expenses, and outside production and other program expenses which are included in revenues will vary from period to period, based on the type and scope of the service being provided. Sales for the three months ended June 30, 2008 increased by 3.7% to $22,238,000, compared to $21,442,000 for the quarter ended June 30, 2007. This $796,000 increase in sales reflects growth in the number of events we executed for Diageo.

                    Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses are primarily direct labor, travel and product costs generally associated with events we execute for Diageo. Reimbursable program costs and expenses for the three months ended June 30, 2008 and 2007 were $4,709,000 and $6,659,000, respectively. This $1,950,000 decrease was primarily due to a decrease in the number of events we executed during the three month period ended June 30, 2008 versus the same period in Fiscal 2007.

                    Outside Production and other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production and other program expenses for the three months ended June 30, 2008 were $9,763,000 compared to $7,689,000 for the three months ended June 30, 2007. Outside production and other program expenses can fluctuate greatly from quarter to quarter based on the nature of the projects we execute for our clients.

                    Operating Revenue. For the three months ended June 30, 2008, Operating Revenue increased by 9% to $7,766,000, compared to $7,094,000 for the three months ended June 30, 2007. This is primarily a result of an increase in Diageo event revenue. A reconciliation of Sales to Operating Revenues for the three months ended June 30, 2008 and 2007 is set forth below.

	Three Months Ended June 30, (restated)

Sales	2008	%	2007	%

Sales – U.S. GAAP	$22,238,000	100	$21,442,000	100

Reimbursable program costs and outside production expenses	14,472,000	65	14,348,000	67

Operating Revenue – Non-GAAP	$7,766,000	35	$7,094,000	33

                    Compensation Expense. Compensation expense, exclusive of reimbursable program costs and expenses and other program expenses, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For the three months ended June 30, 2008, compensation expense was $6,909,000, compared to $5,801,000 for the three months ended June 30, 2007, an increase of $1,108,000. The increase in compensation expense for the three months ended June 30, 2008 reflects additional costs associated with recruiting senior talent to support our technology, marketing and finance groups.

                    General and Administrative Expenses. General and administrative expenses, consisting of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts, were $1,702,000 for the three months ended June 30, 2008, compared to $1,579,000 for the three months ended June 30, 2007, an increase of $123,000.

                    Interest Income, Net. Net interest income for the three months ended June 30, 2008 was $10,000 compared to $15,000 for the three months ended in June 30, 2007. Interest income consists primarily of interest on our money market and CD accounts that paid interest at average rates of approximately 2.85% and 3.25% for the three months ended June 30, 2008 and 2007, respectively.

                    Loss before Provision for Income Taxes. The Company’s loss before the benefit for income taxes for the three months ended June 30, 2008 and 2007 amounted to $835,000 and $271,000, respectively.

                    Provision for Income Taxes. We did not record a benefit for federal, state and local income taxes for the three months ended June 30, 2008 because any such benefit would be fully offset by an increase in the valuation allowance against the Company’s net deferred tax asset established as a result of our historical operating losses. The provision for income taxes for the three months ended June 30, 2007 was comprised of minimum state income taxes and the impact of a change in estimate of the Company’s net operating loss carryforward.

                    Net Loss. As a result of the items discussed above, net loss for the three months ended June 30, 2008 was $835,000 compared to net loss of $325,000 for the three months ended June 30, 2007. Fully diluted loss per share amounted to $.12 for the three months ended June 30, 2008, compared to a loss of $.05 per share in the three months ended June 30, 2007.

Liquidity and Capital Resources

                    Beginning with our fiscal year ended March 31, 2000, we have continuously experienced negative working capital. This deficit has generally resulted from our inability to generate sufficient cash and receivables from our programs to offset our current liabilities, which consist primarily of obligations to vendors and other accounts payable and deferred revenues. We are continuing our efforts to increase revenues from our programs and reduce our expenses, but to date these efforts have not been sufficiently successful. We have been able to operate during this extended period with negative working capital due primarily to bank financing made available to us, advance payments made to us on a regular basis by our largest customers, and to a lesser degree, equity infusions from private placements of our securities ($1 million in January 2000, and $1.63 million in January and February 2003), and stock option and warrant exercises. For the three months ended June 30, 2008 the working capital deficit increased by $2,259,000 to $6,118,000.

                    On June 26, 2008 the we entered into a Credit Agreement with Sovereign Bank under which we were provided with a three-year revolving credit facility in the principal amount of $2,500,000 for working capital purposes, and a three-year term loan in the amount of $2,500,000 that was used to fund a portion of the purchase price for the assets of 3 For All Partners, LLC.

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

•

Interest accrues on outstanding loans under the Credit Agreement at a per annum rate equal to, at our option, the prime rate (5.0% at June 30, 2008) from time to time in effect (but in no event less than the Federal Funds Rate plus one-half percent), or a LIBOR rate selected by us, plus a margin of 2.25%.

•

We are required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict our ability to pay dividends, limit annual capital expenditures, provide that our “Consolidated Debt Service Coverage Ratio” cannot be less than 1.5 to 1.0 as of the end of any fiscal quarter, that its “Consolidated Leverage Ratio” can not exceed 2:25 to 1:00 at the end of any fiscal quarter, and that we can not incur a “Consolidated Pre-Tax Net Loss” in excess of $500,000 in the aggregate in any period of two consecutive fiscal quarters.

                    As of June 30, 2008, we were not in compliance with these financial covenants. In addition, as a result of the restatement of our financial statements, we breached our financial reporting obligations under the Credit Agreement. On April 28, 2009, we entered into a letter agreement with Sovereign Bank pursuant to which Sovereign Bank agreed to enter into an amendment and waiver to the Credit Agreement under which (i) Sovereign Bank waives our past non-compliance with the financial covenants and reporting obligations, (ii) indefinitely suspends our revolving credit facility, (iii) requires us to maintain deposits with Sovereign Bank at all times in an amount not less then the outstanding balance of the term loan as cash-collateral therefor, and (iv) suspends our obligation to comply with the financial covenants in the future during the period in which the revolving credit facility is suspended and the term loan is fully cash-collateralized.

                    At June 30, 2008, we had cash and cash equivalents of $2,772,000, a working capital deficit of $6,118,000, borrowing availability of $2,500,000 under the revolving credit facility, and stockholders’ equity of $4,903,000. In comparison, at March 31, 2008, we had cash and cash equivalents of $5,324,000, a working capital deficit of $3,859,000, and stockholders’ equity of $5,608,000, with no line of credit. The decrease of $2,552,000 in cash and cash equivalents from March 31, 2008 to June 30, 2008 was primarily due to the acquisition of fixed assets and cash used in operating activities. Although we currently do not have a revolving credit facility available to us and are required to fully cash collateralize amounts outstanding under our term loan, management believes that cash on hand, together with cash anticipated to be generated from operations, should provide us with adequate financing to fund operations through the end of Fiscal 2010, although there can no assurance in that regard. We may be unable to secure additional financing in the future, if required, on favorable terms or at all. If we issue additional shares of common stock or securities convertible into common stock in order to secure additional funding, current stockholders may experience dilution of their ownership. In the event we issue securities or instruments other than common stock, we may be required to issue such instruments with greater rights than those currently possessed by holders of common stock.

                    Operating Activities. Net cash used in operating activities was $1,593,000 and $6,587,000 for the three months ended June 30, 2008 and 2007, respectively. For the quarter ended June 30, 2008, cash used in operating activities primarily reflected our net loss in that period and a decrease in deferred revenue, partially offset by an increase in accrued job costs and collections of accounts receivable. For the prior year, cash used in operating activities primarily resulted from our net loss, and an increase in accounts receivable, during the three months ended June 30, 2007.

                    Investing Activities. For the three months ended June 30, 2008, net cash used by investing activities amounted to $3,458,000, primarily relating to the cash portion of the purchase price for the assets of 3 For All Partners, LLC. For the three months ended June 30, 2007, net cash used by investing activities was $172,000, primarily due to the purchase of computer equipment and software.

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

                    Please refer to the Company’s 2008 Annual Report on Form 10-K/A for a discussion of the Company’s critical accounting policies relating to revenue recognition, goodwill and other intangible assets and accounting for income taxes. During the three months ended June 30, 2008, there were no material changes to these policies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

                    Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) as of June 30, in connection with our filing of this Quarterly Report Form 10-Q/A. Based on that evaluation, and in light of the material weakness described in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended March 31, 2008 (the “Amended 10-K”), our Principal Executive Officer and Principal Financial Officer concluded that as of June 30, 2008, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. For a description of the actions we are taking to remediate our internal controls, please see “Management’s Report on Internal Control Over Financial Reporting” in Item 9A(T) of the Amended 10-K.

Changes in Internal Controls

                    There has not been any change in our internal control over financial reporting that occurred during our quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 2, 3, 4, 5. Not Applicable

Item 6. Exhibits

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) of the Exchange Act

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) of the Exchange Act

SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

‘mktg, inc.’

Dated: May 8, 2009	By:	/s/ Charles W. Horsey

Charles W. Horsey, President (principal executive officer)

Dated: May 8, 2009	By:	/s/ James R. Haughton

James R. Haughton, Senior Vice President-Controller (principal accounting officer)