Form 10-Q
period 2008-09-30
'mktg, inc.'
filed 2009-05-11
CIK 886475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of April 28, 2009, 8,333,192 shares of the Registrant’s Common Stock, par value $.001 per share, were outstanding.

INDEX

‘mktg, inc.’ AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
‘mktg, inc.’
Condensed Consolidated Balance Sheets
September 30, 2008 and March 31, 2008

	September 30, 2008	March 31, 2008

	(Unaudited)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$3,915,316	$5,323,527
Accounts receivable, net of allowance for doubtful accounts of $251,000 at September 30, 2008 and $388,000 at March 31, 2008	8,691,593	6,586,673
Unbilled contracts in progress	3,301,673	4,245,148
Deferred contract costs	1,720,839	4,372,813
Prepaid expenses and other current assets	407,938	327,782

Total current assets	18,037,359	20,855,943

Property and equipment, net	3,336,566	3,429,752
Deferred tax asset	401,035	401,035
Goodwill and other intangible assets	10,860,645	7,557,203
Other assets	568,198	489,511

Total assets	$33,203,803	$32,733,444

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable bank – current	$843,750	$—
Accounts payable	2,442,559	2,056,913
Accrued compensation	1,386,722	2,774,033
Accrued job costs	5,200,776	6,030,473
Other accrued liabilities	1,940,931	2,801,352
Deferred revenue	11,428,900	10,651,494
Deferred taxes payable	401,035	401,035

Total current liabilities	23,644,673	24,715,300

Deferred rent	2,304,104	2,409,942
Notes payable bank	1,656,250	—

Total liabilities	27,605,027	27,125,242

Commitments and contingencies

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; 7,848,524 shares issued and outstanding at September 30, 2008 and 7,624,103 shares issued and outstanding at March 31, 2008	7,849	7,624
Additional paid-in capital	11,474,429	11,178,594
Accumulated deficit	(5,883,502)	(5,578,016)

Total stockholders’ equity	5,598,776	5,608,202

Total liabilities and stockholders’ equity	$33,203,803	$32,733,444

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Condensed Consolidated Statements of Operations
Three and Six Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30

	2008	2007 (Restated)	2008	2007 (Restated)

Sales	$26,612,826	$14,475,903	$48,850,959	$35,917,991

Operating expenses:
Reimbursable program costs and expenses	4,446,266	2,408,017	9,154,775	9,067,124
Outside production and other program expenses	12,402,535	4,520,801	22,165,897	12,209,619
Compensation expense	7,059,702	5,812,910	13,968,739	11,614,244
General and administrative expenses	2,140,360	1,545,372	3,842,379	3,124,340

Total operating expenses	26,048,863	14,287,100	49,131,790	36,015,327

Operating income (loss)	563,963	188,803	(280,831)	(97,336)

Interest (expense)	(44,562)	—	(44,562)	—
Interest income	10,381	45,181	19,907	60,343

Income (loss) before provision for income taxes	529,782	233,984	(305,486)	(36,993)

Provision for income taxes	—	54,000	—	108,000

Net income (loss)	$529,782	$179,984	$(305,486)	$(144,993)

Basic earnings (loss) per share	$.08	$.03	$(.04)	$(.02)

Diluted earnings (loss) per share	$.07	$.03	$(.04)	$(.02)

Weighted average number of common shares outstanding:
Basic	7,041,749	6,929,311	7,019,470	6,918,601
Diluted	7,302,607	7,091,856	7,019,470	6,918,601

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Condensed Consolidated Statements of Cash Flows
Six Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007 (Restated)

Cash flows from operating activities:
Net loss	$(305,486)	$(144,993)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	422,146	247,621
Deferred rent (credit) amortization	(105,838)	8,303
Provision for bad debt expense	177,762	9,000
Compensation expense on non-vested stock and stock options	296,060	259,353
Deferred income taxes	—	108,000
Changes in operating assets and liabilities:
Accounts receivable	(2,282,682)	6,096,991
Unbilled contracts in progress	943,475	(1,051,154)
Deferred contract costs	2,651,974	(2,167,742)
Prepaid expenses and other current assets	(80,156)	719,584
Other assets	(78,687)	(450,000)
Accounts payable	385,646	(1,627,527)
Accrued compensation	(1,387,311)	97,258
Accrued job costs	(829,697)	6,765,481
Other accrued liabilities	(860,421)	(714,650)
Deferred revenue	777,406	(6,414,003)

Net cash (used in) provided by operating activities	(275,809)	1,741,522

Cash flows from investing activities:
Cash paid for acquisition of 3 For All Partners, LLC (including cash held in escrow)	(3,348,251)	—
Purchases of fixed assets	(284,151)	(288,971)

Net cash used in investing activities	(3,632,402)	(288,971)

Cash flows from financing activities:
Proceeds from note payable - bank	2,500,000	—
Payments of debt	—	(2,000,000)

Net cash provided by (used in) financing activities	2,500,000	(2,000,000)

Net decrease in cash and cash equivalents	(1,408,211)	(547,449)

Cash and cash equivalents at beginning of period	5,323,527	9,514,081

Cash and cash equivalents at end of period	$3,915,316	$8,966,632

Supplemental disclosures of cash flow information:
Interest paid during the period	$34,140	$85,796

Income taxes paid during the period	$62,163	$38,895

Non-cash investing activities:
Acquisition of 3 For All Partners – property and equipment	$44,809	$—
Acquisition of 3 For All Partners – goodwill and other intangible assets	$3,303,442	$—

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’ and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The following unaudited interim condensed consolidated financial statements of ‘mktg, inc.’ (formerly CoActive Marketing Group, Inc.) (the “Company”) for the three and six months ended September 30, 2008 and 2007 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to GAAP for interim financial information and SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended March 31, 2008. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s results for the interim periods presented. The results of operations for the three and six months ended September 30, 2008 are not necessarily indicative of the results for a full year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of such assets will be utilized in future periods. For financial reporting purposes, the Company has incurred losses for fiscal years 2004 through 2008 aggregating $5,961,000. The Company must generate approximately $11,645,000 of aggregate taxable income, exclusive of any reversals or timing differences, to fully utilize its net deferred tax asset. Based upon the available objective evidence, including the Company’s history of losses, management does not believe that it is more likely than not that the net deferred tax asset will be fully utilized. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax asset.

(c)	Net Income Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options and restricted stock. For purpose of computing diluted earnings per share, 260,858 and 162,545 common share equivalents were assumed to be outstanding for the three months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008 and 2007, stock options and warrants to purchase approximately 87,641 and 550,613 shares of common stock were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. The weighted average number of shares outstanding consists of:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

Basic	7,041,749	6,929,311	7,019,470	6,918,601
Dilutive effect of options and restricted stock	260,858	162,545	—	—

Diluted	7,302,607	7,091,856	7,019,470	6,918,601

(d)	Recent Accounting Standards Affecting the Company

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 157 during the interim period ended June 30, 2008, with respect to the Company’s financial assets and liabilities did not have a material impact on the Company’s Consolidated Financial Statements. The Company is currently assessing the potential impact that adoption of this statement would have on its non-financial assets and non-financial liabilities, if any.

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

Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for the three months ended September 30, 2007 and for the six months ended September 30, 2008 and 2007 have been prepared as though the acquisition of mktgpartners had occurred as of the beginning of the earliest period presented. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of mktgpartners occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

	Three Months Ended September 30, (restated)	Six Months Ended September 30,

	2007	2008	2007 (restated)

Pro forma sales	$18,228,459	$52,084,867	42,843,370
Pro forma net income (loss)	$153,693	$(409,291)	(167,329)
Pro forma basic earnings (loss) per share	$.02	$(.06)	(.02)
Pro forma diluted earnings (loss) per share	$.02	$(.06)	(.02)

The operations of mktgpartners have been included in the Company’s consolidated statement of operations since the date of the acquisition (June 30, 2008).

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

•

Interest accrues on outstanding loans under the Credit Agreement at a per annum rate equal to, at the Company’s option, the prime rate (5.0% at September 30, 2008) from time to time in effect (but in no event less than the Federal Funds Rate plus one-half percent), or a LIBOR rate selected by the Company, plus a margin of 2.25%.

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

As of September 30, 2008, the Company was not in compliance with the Consolidated Debt Service Coverage Ratio and Consolidated Leverage Ratio covenants. In addition, as a result of the restatement of the Company’s financial statements, the Company breached its financial reporting obligations under the Credit Agreement. On April 28, 2009, the Company and the Lender entered into a letter agreement pursuant to which the Lender agreed to enter into an amendment and waiver to the Credit Agreement under which (i) the Lender waives the Company’s past non-compliance with the financial covenants and reporting obligations, (ii) indefinitely suspends the revolving credit facility, (iii) requires the Company to maintain deposits with the Lender at all times in an amount not less then the outstanding balance of the term loan as cash-collateral therefor, and (iv) suspends the Company’s obligation to comply with the financial covenants in the future during the period in which the revolving credit facility is suspended and the term loan is fully cash-collateralized.

(5)	Accounting for Stock-Based Compensation

Stock Options

On September 18, 2008, the Company’s stockholders approved the Company’s 2008 Employee Stock Purchase Plan (“Stock Purchase Plan”), which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code. The Stock Purchase Plan provides eligible employees of the Company with an opportunity to purchase shares of Common Stock through regular payroll deductions at a discount to the market price. The Company has authorized the issuance of up to 300,000 shares of Common Stock under the Stock Purchase Plan, which has not yet been implemented. Accordingly, all 300,000 shares of Common Stock authorized for issuance the Stock Purchase Plan remain available for purchase thereunder.

Under the Company’s 1992 Stock Option Plan (the “1992 Plan”), employees of the Company and its affiliates and members of the Board of Directors were granted options to purchase shares of common stock of the Company. The 1992 Plan was amended on May 11, 1999 to increase the maximum number of shares of common stock for which options may be granted to 1,500,000 shares. The 1992 Plan terminated in 2002, although options issued thereunder remain exercisable until the termination dates provided in such options. Options granted under the 1992 Plan were either intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or non-qualified options. Grants under the 1992 Plan were awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 1992 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors is determined by the committee of the Board of Directors. At September 30, 2008, there were 20,625 options issued under the 1992 Plan, expiring from April 2009 through April 2011 that remain outstanding.

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, or consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended to increase the number of shares of common stock available under the plan to 1,250,000. In September 2008, the 2002 Plan was amended to increase the number of shares of common stock available under the plan to 1,650,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Committee of the Board of Directors. At September 30, 2008, there were 297,500 options issued under the 2002 Plan, expiring from April 2011 through September 2017 that remain outstanding. Any option under the 2002 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of September 30, 2008, the Company had 713,494 shares of common stock available for grant of awards under the 2002 Plan.

Stock option compensation expense in the three and six month periods ended September 30, 2008 and 2007 represent the estimated fair value of options and warrants outstanding which are being amortized on a straight-line basis over the requisite vesting period of the entire award.

No stock options were granted during the three month period ending September 30, 2008. The weighted average estimated fair value of stock options granted in the six month period ended September 30, 2007 was $1.32 per share. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is determined using the simplified method as permitted by SAB 107.

The assumptions made in calculating the fair values of options are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,

	2008	2007	2008	2007

Expected volatility	n/a	63.5%	n/a	63.5%
Expected dividend yield	n/a	0%	n/a	0%
Risk-free interest rate	n/a	4.51%	n/a	4.51%
Expected term (in years)	n/a	5.25	n/a	5.25

A summary of option activity under all plans as of September 30, 2008, and changes during the period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term	Aggregate intrinsic value

Balance at March 31, 2008	$2.55	466,250	4.12	$153,863
Granted	—	—
Exercised	—	—
Canceled	$3.32	(148,125)

Balance at September 30, 2008 (vested and expected to vest)	$2.19	318,125	5.44	$130,431

Exercisable at September 30, 2008	$2.19	318,125	5.44	$130,431

At September 30, 2008 there were no unvested stock option awards and all compensation expense had been fully recognized.

Warrants

At September 30, 2008 and March 31, 2008, there were outstanding warrants to purchase an aggregate of 40,766 shares of common stock at an exercise price per share of $3.68 held by one individual. These warrants expire on April 30, 2010.

Non-Vested Stock

As of September 30, 2008, pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements, the Company had awarded 619,006 shares of common stock under the Company’s 2002 Plan to certain employees. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at their respective grant dates amounted to $1,584,761 and will be recognized ratably as compensation expense over the vesting periods. The shares of common stock granted pursuant to such agreements vest in various tranches over five years from the date of grant.

The shares awarded under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

As of September 30, 2008, pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements, the Company had awarded 369,767 shares of common stock that were not issued under the Company’s 2002 Plan. These shares include an award of 200,000 shares to the Company’s Chief Executive Officer.

A summary of all non-vested stock activity as of September 30, 2008, and changes during the six month period then ended is presented below:

	Weighted average grant date fair value	Number of shares	Weighted average remaining contractual term	Aggregate intrinsic value

Unvested at March 31, 2008	$2.22	653,172	3.82	$431,094

Granted	$2.95	229,421
Vested	$2.84	(85,288)
Forfeited	$2.50	(5,000)

Unvested at September 30, 2008	$2.52	792,305	3.92	$63,384

Total unrecognized compensation cost related to unvested stock awards at September 30, 2008 amounts to approximately $1,546,958 and is expected to be recognized over a weighted average period of 3.92 years. Total compensation cost for the three and six months ended September 30, 2008, amounted to approximately $130,103 and $296,060 for these stock awards.

(6)	Commitments and Contingencies

The Company had sales to one customer in excess of 10% of total sales for the three and six months ended September 30, 2008. Sales to this customer approximated $15.0 million and $31.7 million for the three and six month periods, respectively. Accounts receivable as of September 30, 2008 from this customer approximated $3.8 million.

(7)	Income Taxes

The Company did not record a benefit for federal, state and local income taxes for the period ended September 30, 2008 because any such benefit would be fully offset by an increase in the valuation allowance against the Company’s net deferred tax asset established as a result of our historical operating losses. The provision for income taxes for the period ended September 30, 2007 was comprised of minimum state income taxes and the impact of a change in estimate of the Company’s net operating loss carryforward.

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

                    The following table presents operating data expressed as a percentage of Operating Revenue for the three and six months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,

	2008	2007 (restated)	2008	2007 (restated)

Statement of Operations Data:
Operating revenue	100.0%	100.0%	100.0%	100.0%
Compensation expense	72.3%	77.0%	79.7%	79.4%
General and administrative expense	21.9%	20.5%	21.9%	21.3%
Operating income (loss)	5.8%	2.5%	(1.6%)	(0.7%)
Interest (expense) income, net	(0.4%)	0.6%	(0.1%)	0.4%
Income (loss) before provision for income taxes	5.4%	3.1%	(1.7%)	(0.3%)
Provision for income taxes	0.0%	0.7%	0.0%	0.7%
Net income (loss)	5.4%	2.4%	(1.7%)	(1.0%)

                    Sales. Sales consist of fees for services, commissions, reimbursable program costs and expenses and other production and program expenses. We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts. The amount of reimbursable program costs and expenses and outside production and other program expenses which are included in revenues will vary from period to period, based on the type and scope of the service being provided.

                    Sales for the three months ended September 30, 2008 increased 84% to $26,613,000, compared to $14,476,000 for the three months ended September 30, 2007, a $12,137,000 increase. Sales for the six months ended September 30, 2008 were $48,851,000 compared to sales of $35,918,000 for the six months ended September 30, 2007, an increase of 36%. These increases in sales are primarily due to $5,520,000 of new business resulting from the acquisition of mktgpartners, along with an increase in Diageo events we executed and increased reimbursable program costs and expenses and outside production and other program expenses.

                    Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses for the three months ended September 30, 2008 and 2007 were $4,446,000 and $2,408,000, respectively. Reimbursable program costs and expenses for the six months ended September 30, 2008 and 2007 were $9,155,000 and $9,067,000, respectively. The $2,038,000 increase for the three months ended September 30, 2008 was primarily due to an increase in the number of events we executed during the three month period ended September 30, 2008 versus the same period in Fiscal 2007.

                    Outside Production and other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production and other program expenses for the three months ended September 30, 2008 were $12,403,000 compared to $4,521,000 for the three months ended September 30, 2007. Outside production and other program expenses for the six months ended September 30, 2008 were $22,166,000 compared to $12,210,000 for the six months ended September 30, 2007. Approximately $4,025,000 of this increase in expenses is attributable to new business retained through the acquisition of mktgpartners. In addition, outside production and other program expenses can fluctuate greatly from quarter to quarter based on the nature of the projects we execute for our clients.

                    Operating Revenue. For the three months ended September 30, 2008, Operating Revenue increased by 29% to $9,764,000, compared to $7,547,000 for the three months ended September 30, 2007. For the six months ended September 30, 2008, Operating Revenue increased by 20% to $17,530,000, compared to $14,641,000 for the six months ended September 30, 2007. These increases in Operating Revenue are primarily a result of the acquisition of mktgpartners, along with an increase in Diageo events we executed. A reconciliation of Sales to Operating Revenues for the three and six months ended September 30, 2008 and 2007 is set forth below.

	Three Months Ended September 30,				Six Months Ended September 30,

Sales	2008	%	2007 (Restated)%		2008	%	2007 (Restated)%

Sales – U.S. GAAP	$26,613,000	100	$14,476,000	100	$48,851,000	100	$35,918,000	100
Reimbursable program costs and outside production expenses	16,849,000	63	6,929,000	48	31,321,000	64	21,277,000	59

Operating Revenue – Non-GAAP	$9,764,000	37	$7,547,000	52	$17,530,000	36	$14,641,000	41

                    Compensation Expense. Compensation expense, exclusive of reimbursable program costs and expenses and other program expenses, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For the three months ended September 30, 2008, compensation expense was $7,060,000, compared to $5,813,000 for the three months ended September 30, 2007, an increase of $1,247,000. For the six months ended September 30, 2008, compensation expense was $13,969,000, compared to $11,614,000 for the six months ended September 30, 2007, an increase of $2,355,000. The increase in compensation expense for the three months and six ended September 30, 2008 reflect $853,000 of additional compensation associated with the acquisition of mktgpartners and the recruiting of senior talent to support our technology, marketing and finance groups.

                    General and Administrative Expenses. General and administrative expenses, consisting of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts, were $2,140,000 for the three months ended September 30, 2008, compared to $1,545,000 for the three months ended September 30, 2007, an increase of $595,000, and $3,842,000 for the six months ended September 30, 2008, compared to $3,124,000 for the six months ended September 30, 2007, an increase of $718,000. The increase in general and administrative expenses for the three months and six ended September 30, 2008 reflect $243,000 of additional expenses associated with the acquisition of mktgpartners and the cost of the Company’s rebranding with its new name.

                    Interest Income/(Expense), Net. Net interest expense for the three months ended September 30, 2008 was $34,000 compared to interest income of $45,000 for the three months ended in September 30, 2007. Net interest expense for the six months ended September 30, 2008 was $25,000 compared to interest income of $60,000 for the six months ended September 30, 2007. The reduction in interest income is attributable to the credit facility we entered into in June 2008. Previously, in June 2007, we repaid all obligations under our prior credit facility.

                    Income (loss) before Provision for Income Taxes. The Company’s income before the provision for income taxes for the three months ended September 30, 2008 and 2007 amounted to $530,000 and $234,000, respectively. The Company’s loss before the provision for income taxes for the six months ended September 30, 2008 and 2007 amounted to $305,000 and $37,000, respectively.

                    Provision for Income Taxes. We did not record a benefit or provision for federal, state and local income taxes for the three and six months ended September 30, 2008 because any such benefit or provision would be fully offset by an increase or decrease, as applicable, in the valuation allowance against the Company’s net deferred tax asset established as a result of our historical operating losses. For the three and six months ended September 30, 2007 the provision was comprised of minimum state income taxes and the impact of a change in estimate of the tax basis of the Company’s net operating loss carryforward.

                    Net Income. As a result of the items discussed above, net income (loss) for the three and six months ended September 30, 2008 was $530,000 and ($305,000), respectively, compared to net income (loss) for the three and six months ended September 30, 2007 of $180,000 and $(145,000), respectively. Fully diluted earnings (loss) per share amounted to $.07 and ($.04) for the three and six months ended September 30, 2008, compared to $.03 and ($.02) for the three and six months ended September 30, 2007.

Liquidity and Capital Resources

                    Beginning with our fiscal year ended March 31, 2000, we have continuously experienced negative working capital. This deficit has generally resulted from our inability to generate sufficient cash and receivables from our programs to offset our current liabilities, which consist primarily of obligations to vendors and other accounts payable and deferred revenues. We are continuing our efforts to increase revenues from our programs and reduce our expenses, but to date these efforts have not been sufficiently successful. We have been able to operate during this extended period with negative working capital due primarily to bank financing made available to us, advance payments made to us on a regular basis by our largest customers, and to a lesser degree, equity infusions from private placements of our securities ($1 million in January 2000, and $1.63 million in January and February 2003), and stock option and warrant exercises. For the six months ended September 30, 2008 the working capital deficit increased by $1,748,000 to $5,607,000.

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

•

Interest accrues on outstanding loans under the Credit Agreement at a per annum rate equal to, at our option, the prime rate (5.0% at September 30, 2008) from time to time in effect (but in no event less than the Federal Funds Rate plus one-half percent), or a LIBOR rate selected by us, plus a margin of 2.25%.

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

                    As of September 30, 2008, we were not in compliance with the Consolidated Debt Service Coverage Ratio and Consolidated Leverage Ratio covenants. In addition, as a result of the restatement of our financial statements, we breached our financial reporting obligations under the Credit Agreement. On April 28, 2009, we entered into a letter agreement with Sovereign Bank pursuant to which Sovereign Bank agreed to enter into an amendment and waiver to the Credit Agreement under which (i) Sovereign Bank waives our past non-compliance with the financial covenants and reporting obligations, (ii) indefinitely suspends our revolving credit facility, (iii) requires us to maintain deposits with Sovereign Bank at all times in an amount not less then the outstanding balance of the term loan as cash-collateral therefor, and (iv) suspends our obligation to comply with the financial covenants in the future during the period in which the revolving credit facility is suspended and the term loan is fully cash-collateralized.

                    At September 30, 2008, we had cash and cash equivalents of $3,915,000, a working capital deficit of $5,607,000, borrowing availability of $2,500,000 under the revolving credit facility, and stockholders’ equity of $5,599,000. In comparison, at March 31, 2008, we had cash and cash equivalents of $5,323,000, a working capital deficit of $3,859,000, and stockholders’ equity of $5,608,000, with no line of credit. The decrease of $1,408,000 in cash and cash equivalents from March 31, 2008 to September 30, 2008 was primarily due to the acquisition of mktgpartners.

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

                    Operating Activities. Net cash used in operating activities for the six months ended September 30, 2008 was $276,000 compared to $1,742,000 of cash provided by operating activities for the six months ended September 30, 2007. For the six months ended September 30, 2008, cash used in operating activities was primarily due to the net loss for the period. For the prior year, the $1,742,000 cash generated by operating activities was primarily attributable to $4,470,000 of cash provided from the net change in the accounts receivable and accounts payable. This was partially offset by a $2,867,000 change in certain balance sheet accounts as a result of timing differences between operating revenue recognized versus the amount of sales billed and program cost incurred as of September 30, 2008 and 2007, respectively. These accounts include unbilled contracts in progress, deferred contract costs, accrued job costs and deferred revenue.

                    Investing Activities. For the six months ended September 30, 2008, net cash used by investing activities amounted to $3,632,000, primarily relating to the cash portion of the purchase price for the assets of 3 For All Partners, LLC. For the six months ended September 30, 2007, net cash used by investing activities was $289,000, primarily due to the purchase of computer equipment and software.

                    Financing Activities. For the six months ended September 30, 2008, net cash provided by financing activities amounted to $2,500,000 of bank borrowings utilized to fund a portion of the purchase price for the acquisition of the assets of 3 For All Partners, LLC. For the six months ended September 30, 2007, net cash used in financing activities amounted to $2,000,000 resulting from repayments of bank borrowings.

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

                    Please refer to the Company’s 2008 Annual Report on Form 10-K/A for a discussion of the Company’s critical accounting policies relating to revenue recognition, goodwill and other intangible assets and accounting for income taxes. During the three months ended September 30, 2008, there were no material changes to these policies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

                    Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) as of September 30, in connection with our filing of this Quarterly Report Form 10-Q. Based on that evaluation, and in light of the material weakness described in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended March 31, 2008 (the “Amended 10-K”), our Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2008, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. For a description of the actions we are taking to remediate our internal controls, please see “Management’s Report on Internal Control Over Financial Reporting” in Item 9A(T) of the Amended 10-K.

Changes in Internal Controls

                    There has not been any change in our internal control over financial reporting that occurred during our quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 2, 3, 5. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

                    Our Annual Meeting of Stockholders was held on September 18, 2008 at 10:00 a.m. at our offices located at 75 Ninth Avenue, New York, New York 10011. A majority of our voting shares were present at the meeting, either in person or by proxy.

                    At the meeting, as set forth in the table below, our stockholders elected James H. Feeney, Herbert M. Gardner, Marc C. Particelli, Charles F. Tarzian and John A. Ward, III to the Board of Directors.

Directors	Votes For	Votes Withheld

James H. Feeney	6,244,364	494,507
Herbert M. Gardner	6,228,189	510,682
Marc C. Particelli	6,688,340	50,531
Charles F. Tarzian	6,718,340	20,531
John A. Ward III	6,267,364	471,507

                    In addition, as set forth below, at the Annual Meeting stockholders approved (i) an amendment to our Certificate of Incorporation changing our name to ‘mktg, inc.’, (ii) our 2008 Employee Stock Purchase Plan, and (iii) an increase in the number of shares of Common Stock available under our 2002 Long-Term Incentive Plan from 1,250,000 to 1,650,000.

                    Proposal To Amend Certificate of Incorporation to Change Our Name:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes

6,709,654	29,217	0	0

                    Proposal To Adopt 2008 Employee Stock Purchase Plan:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes

5,139,130	319,904	3,800	1,276,037

                    Proposal To Increase Shares Available Under 2002 Plan:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes

4,590,139	868,495	4,200	1,276,037

Item 6. Exhibits

3.1	Certificate of Incorporation of the Registrant, as amended.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) of the Exchange Act

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) of the Exchange Act

SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

‘mktg, inc.’

Dated: May 8, 2009	By:	/s/ Charles W. Horsey

Charles W. Horsey, President
(principal executive officer)

Dated: May 8, 2009	By:	/s/ James R. Haughton

James R. Haughton, Senior Vice President - Controller
(principal financial officer)