Form 10-Q
period 2008-12-31
'mktg, inc.'
filed 2009-05-11
CIK 886475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

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

INDEX

‘mktg, inc.’ AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
‘mktg, inc.’
Condensed Consolidated Balance Sheets
December 31, 2008 and March 31, 2008

	December 31, 2008	March 31, 2008

	(Unaudited)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$1,904,802	$5,323,527
Accounts receivable, net of allowance for doubtful accounts of $301,000 at December 31, 2008 and $388,000 at March 31, 2008	6,214,862	6,586,673
Unbilled contracts in progress	3,610,855	4,245,148
Deferred contract costs	2,075,623	4,372,813
Prepaid expenses and other current assets	480,913	327,782

Total current assets	14,287,055	20,855,943

Property and equipment, net	2,917,021	3,429,752
Deferred tax asset	401,035	401,035
Goodwill and other intangible assets	10,860,645	7,557,203
Other assets	568,198	489,511

Total assets	$29,033,954	$32,733,444

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable bank – current	$675,000	$—
Accounts payable	1,660,360	2,056,913
Accrued compensation	1,199,069	2,774,033
Accrued job costs	5,029,564	6,030,473
Other accrued liabilities	2,209,977	2,801,352
Deferred revenue	8,765,909	10,651,494
Deferred taxes payable	401,035	401,035

Total current liabilities	19,940,914	24,715,300

Deferred rent	1,772,387	2,409,942
Notes payable bank	1,487,500	—

Total liabilities	23,200,801	27,125,242

Commitments and contingencies

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; 8,057,808 shares issued and outstanding at December 31, 2008 and 7,624,103 shares issued and outstanding at March 31, 2008	8,058	7,624
Additional paid-in capital	11,645,009	11,178,594
Retained earnings	(5,819,914)	(5,578,016)

Total stockholders’ equity	5,833,153	5,608,202

Total liabilities and stockholders’ equity	$29,033,954	$32,733,444

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Condensed Consolidated Statements of Operations
Three and Nine Months Ended December 31, 2008 and 2007
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31

	2008	2007 (Restated)	2008	2007 (Restated)

Sales	$25,720,210	$23,745,750	$74,571,169	$59,663,741

Operating expenses:
Reimbursable program costs and expenses	4,657,160	3,615,448	13,811,935	12,682,572
Outside production and other program expenses	11,709,745	11,121,079	33,875,642	23,330,698
Compensation expense	6,894,396	6,485,127	20,863,135	18,099,371
General and administrative expenses	2,035,387	1,979,841	5,877,766	5,104,181

Total operating expenses	25,296,688	23,201,495	74,428,478	59,216,822

Operating income	423,522	544,255	142,691	446,919

Interest (expense)	(24,164)	—	(68,726)	—
Interest income,	6,412	15,437	26,319	75,780
Other expense	(342,182)	—	(342,182)	—

Income (loss) before provision for income taxes	63,588	559,692	(241,898)	522,699

Provision for income taxes	—	54,000	—	162,000

Net income (loss)	$63,588	$505,692	$(241,898)	$360,699

Basic earnings (loss) per share	$.01	$.07	$(.03)	$.05

Diluted earnings (loss) per share	$.01	$.07	$(.03)	$.05

Weighted average number of common shares outstanding:
Basic	7,116,416	6,940,510	7,018,496	6,925,931
Diluted	7,245,649	7,181,518	7,018,496	7,115,099

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Condensed Consolidated Statements of Cash Flows
Nine Months Ended December 31, 2008 and 2007
(Unaudited)

	2008	2007 (Restated)

Cash flows from operating activities:
Net (loss) income	$(241,898)	$360,699
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,050,136	425,979
Deferred rent credit	(637,555)	(99,382)
Provision for bad debt expense	183,492	22,853
Compensation expense on non-vested stock and stock options	466,849	299,493
Deferred income taxes	—	170,976
Changes in operating assets and liabilities:
Accounts receivable	188,319	6,598,010
Unbilled contracts in progress	634,293	(149,691)
Deferred contract costs	2,297,190	(2,318,628)
Prepaid expenses and other current assets	(153,131)	726,023
Other assets	(78,687)	(448,941)
Accounts payable	(396,553)	(2,453,130)
Accrued compensation	(1,574,964)	151,112
Accrued job costs	(1,000,909)	6,345,604
Accrued liabilities	(591,375)	577,196
Deferred revenue	(1,885,585)	(8,634,884)

Net cash (used in) provided by operating activities	(1,740,378)	1,573,289

Cash flows from investing activities:
Cash paid for acquisition of 3 For All Partners, LLC (including cash held in escrow)	(3,348,251)	—
Purchases of fixed assets	(492,596)	(575,124)

Net cash used in investing activities	(3,840,847)	(575,124)

Cash flows from financing activities:
Proceeds from note payable - bank	2,500,000
Payments of debt	(337,500)	(2,000,000)

Net cash provided by (used in) financing activities	2,162,500	(2,000,000)

Net decrease in cash and cash equivalents	(3,418,725)	(1,001,835)

Cash and cash equivalents at beginning of period	5,323,527	9,514,081

Cash and cash equivalents at end of period	$1,904,802	$8,512,246

Supplemental disclosures of cash flow information:
Interest paid during the period	$61,475	$67,590

Income taxes paid during the period	$74,218	$85,380

Non-cash investing activities:
Acquisition of 3 For All Partners – property and equipment	$44,809	$—
Acquisition of 3 For All Partners – goodwill and other intangible assets	$3,303,442	$—

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’ and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The following unaudited interim condensed consolidated financial statements of ‘mktg, inc.’ (formerly CoActive Marketing Group, Inc.) (the “Company”) for the three and nine months ended December 31, 2008 and 2007 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to GAAP for interim financial information and SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended March 31, 2008. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s results for the interim periods presented. The results of operations for the three and nine months ended December 31, 2008 are not necessarily indicative of the results for a full year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of such assets will be utilized in future periods. For financial reporting purposes, the Company has incurred losses for fiscal years 2004 through 2008 aggregating $5,961,000. The Company must generate approximately $11,581,000 of aggregate taxable income, exclusive of any reversals or timing differences, to fully utilize its net deferred tax asset. Based upon the available objective evidence, including the Company’s history of losses, management does not believe that it is more likely than not that the net deferred tax asset will be fully utilized. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax asset.

In October 2008, the Company exercised its option to terminate its sublease for office space (see Note 6). As such, management revised its estimate for the remaining life of its leasehold improvements.

(c)	Net Income Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options and restricted stock. For purpose of computing diluted earnings per share, 129,233 and 241,008 common share equivalents were assumed to be outstanding for the three months ended December 31, 2008 and 2007, respectively. For the nine months ending December 31, 2007, 189,168 common share equivalents were assumed to be outstanding. For the three and nine months ended December 31, 2008 and 2007, stock options and warrants to purchase approximately 272,016 and 142,157 of common stock were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. For the three and nine months ended December 31, 2007 stock options and warrants to purchase approximately 235,766 of common stock were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. The weighted average number of shares outstanding consists of:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

Basic	7,116,416	6,940,510	7,018,496	6,925,931
Dilutive effect of options and restricted stock	129,233	241,008	—	189,168

Diluted	7,245,649	7,181,518	7,018,496	7,115,099

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

Pro Forma Results of Operations (unaudited)
The following pro forma results of operations for the three months ended December 31, 2007 and for the nine months ended December 31, 2008 and 2007 have been prepared as though the acquisition of mktgpartners had occurred as of the beginning of the earliest period presented. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of mktgpartners occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

	Three Months Ended December 31, (Restated)	Nine Months Ended December 31,

	2007	2008	2007 (Restated)

Pro forma sales	$26,852,129	$77,805,077	69,695,499
Pro forma net income (loss)	$91,797	$(574,022)	(682.467)
Pro forma basic earnings (loss) per share	$.01	$(.08)	(.10)
Pro forma diluted earnings (loss) per share	$.01	$(.08)	(.10)

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

•

Interest accrues on outstanding loans under the Credit Agreement at a per annum rate equal to, at the Company’s option, the prime rate (3.25% at December 31, 2008) from time to time in effect (but in no event less than the Federal Funds Rate plus one-half percent), or a LIBOR rate selected by the Company, plus a margin of 2.25%.

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

As of December 31, 2008, the Company was not in compliance with the Consolidated Debt Service Coverage Ratio and Consolidated Leverage Ratio covenants. In addition, as a result of the restatement of the Company’s financial statements, the Company breached its financial reporting obligations under the Credit Agreement. On April 28, 2009, the Company and the Lender entered into a letter agreement pursuant to which the Lender agreed to enter into an amendment and waiver to the Credit Agreement under which (i) the Lender waives the Company’s past non-compliance with the financial covenants and reporting obligations, (ii) indefinitely suspends the revolving credit facility, (iii) requires the Company to maintain deposits with the Lender at all times in an amount not less then the outstanding balance of the term loan as cash-collateral therefor, and (iv) suspends the Company’s obligation to comply with the financial covenants in the future during the period in which the revolving credit facility is suspended and the term loan is fully cash-collateralized.

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

Under the Company’s 1992 Stock Option Plan (the “1992 Plan”), employees of the Company and its affiliates and members of the Board of Directors were granted options to purchase shares of common stock of the Company. The 1992 Plan was amended on May 11, 1999 to increase the maximum number of shares of common stock for which options may be granted to 1,500,000 shares. The 1992 Plan terminated in 2002, although options issued thereunder remain exercisable until the termination dates provided in such options. Options granted under the 1992 Plan were either intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or non-qualified options. Grants under the 1992 Plan were awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 1992 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors is determined by the committee of the Board of Directors. At December 31, 2008, there were 20,625 options issued under the 1992 Plan, expiring from April 2009 through April 2011 that remain outstanding.

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, or consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended to increase the number of shares of common stock available under the plan to 1,250,000. In September 2008, the 2002 Plan was amended to increase the number of shares of common stock available under the plan to 1,650,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Committee of the Board of Directors. At December 31, 2008, there were 297,500 options issued under the 2002 Plan, expiring from April 2011 through September 2017 that remain outstanding. Any option under the 2002 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of December 31, 2008, the Company had 504,210 shares of common stock available for grant of awards under the 2002 Plan.

Stock option compensation expense in the three and nine month periods ended December 31, 2008 and 2007 represent the estimated fair value of options and warrants outstanding which are being amortized on a straight-line basis over the requisite vesting period of the entire award.

No stock options were granted during the nine month period ending December 31, 2008. The weighted average estimated fair value of stock options granted in the nine month period ended December 31, 2007 was $1.32 per share. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is determined using the simplified method as permitted by SAB 107.

The assumptions made in calculating the fair values of options are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2008	2007	2008	2007

Expected volatility	n/a	n/a	n/a	63.5%
Expected dividend yield	n/a	n/a	n/a	0%
Risk-free interest rate	n/a	n/a	n/a	4.51%
Expected term (in years)	n/a	n/a	n/a	5.25

A summary of option activity under all plans as of December 31, 2008, and changes during the period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term	Aggregate intrinsic value

Balance at March 31, 2008	$2.55	466,250	4.12	$153,863
Granted	—	—
Exercised	—	—
Canceled	$3.32	(148,125)

Balance at December 31, 2008 (vested and expected to vest)	$2.19	318,125	5.44	$130,431

Exercisable at December 31, 2008	$2.19	318,125	5.44	$130,431

At December 31, 2008 there were no unvested stock option awards and all compensation expense had been fully recognized.

Warrants

At each of December 31, 2008 and March 31, 2008, there were outstanding warrants to purchase an aggregate of 40,766 shares of common stock at an exercise price per share of $3.68 held by one individual. These warrants expire on April 30, 2010.

Non-Vested Stock

As of December 31, 2008, pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements, the Company had awarded 828,290 shares of common stock under the Company’s 2002 Plan to certain employees. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at their respective grant dates amounted to $1,915,790 and will be recognized ratably as compensation expense over the vesting periods. The shares of common stock granted pursuant to such agreements vest in various tranches over five years from the date of grant.

The shares awarded under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

As of December 31, 2008, pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements, the Company had awarded 369,767 shares of common stock that were not issued under the Company’s 2002 Plan. These shares include an award of 200,000 shares to the Company’s Chief Executive Officer.

A summary of all non-vested stock activity as of December 31, 2008, and changes during the nine month period then ended is presented below:

	Weighted average grant date fair value	Number of shares	Weighted average remaining contractual term	Aggregate intrinsic value

Unvested at March 31, 2008	$2.22	653,172	3.82	$431,094

Granted	$2.55	438,705
Vested	$2.67	(156,320)
Forfeited	$2.50	(5,000)

Unvested at December 31, 2008	$2.52	930,557	3.72	$0

Total unrecognized compensation cost related to unvested stock awards at December 31, 2008 amounts to approximately $1,707,198 and is expected to be recognized over a weighted average period of 3.72 years. Total compensation cost for the three and nine months ended December 31, 2008, amounted to approximately $170,789 and $466,849 for these stock awards.

(6)	Commitments and Contingencies

The Company had sales to one customer in excess of 10% of total sales for the three and nine months ended December 31, 2008. Sales to this customer approximated $15.6 million and $47.3 million for the three and nine month periods, respectively. Accounts receivable as of December 31, 2008 from this customer approximated $2.3 million.

In October, 2008 the Company exercised its one-time option to terminate early its sublease for its principal office space in New York, effective October 25, 2009. As a result; the Company (i) is amortizing the value of its leasehold improvements over the remaining term of the lease (13 months), and (ii) has revised the monthly amortization of its deferred rent liability.

(7)	Income Taxes

The Company did not record a benefit for federal, state and local income taxes for the period ended December 31, 2008 because any such benefit would be fully offset by an increase in the valuation allowance against the Company’s net deferred tax asset established as a result of our historical operating losses. The provision for income taxes for the period ended December 31, 2007 was comprised of minimum state income taxes and the impact of a change in estimate of the Company’s net operating loss carryforward.

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

          The following table presents operating data expressed as a percentage of Operating Revenue for the three and nine months ended December 31, 2008 and 2007, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2008	2007 (Restated)	2008	2007 (Restated)

Statement of Operations Data:
Operating revenue	100.0%	100.0%	100.0%	100.0%
Compensation expense	73.7%	72.0%	77.6%	76.5%
General and administrative expense	21.8%	22.0%	21.9%	21.6%
Operating income	4.5%	6.0%	0.5%	1.9%
Interest (expense) income, net	(0.2%)	0.2%	(0.1%)	0.3%
Other expense	(3.6%)	0.0%	(1.3%)	0.0%
Income (loss) before provision for income taxes	0.7%	6.2%	(0.9%)	2.2%
Provision for income taxes	0.0%	0.6%	0.0%	0.7%
Net income (loss)	0.7%	5.6%	(0.9%)	1.5%

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

                    Sales for the three months ended December 31, 2008 increased 8% to $25,720,000 compared to $23,746,000 for the three months ended December 31, 2007. Sales for the nine months ended December 31, 2008 were $74,571,000 compared to sales of $59,664,000 for the nine months ended December 31, 2007, an increase of 25%. The increases in sales are due to $8,384,000 of new business for the nine-month period ended December 31, 2008 attributable to the acquisition of mktgpartners, along with an increase in Diageo events we executed, partially offset by reduction in digital and trade marketing.

                    Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses for the three months ended December 31, 2008 and 2007 were $4,657,000 and $3,616,000, respectively. Reimbursable program costs and expenses for the nine months ended December 31, 2008 and 2007 were $13,812,000 and $12,682,000, respectively.

                    Outside Production and other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production and other program expenses for the three months ended December 31, 2008 were $11,710,000 compared to $11,121,000 for the three months ended December 31, 2007. Outside production and other program expenses for the nine months ended December 31, 2008 were $33,876,000 compared to $23,331,000 for the nine months ended December 31, 2007. These increases in expenses are partly due to the acquisition of mktgpartners. In addition, outside production and other program expenses can fluctuate greatly from quarter to quarter based on the nature of the projects.

                    Operating Revenue. For the three months ended December 31, 2008, Operating Revenue increased by 4% to $9,353,000, compared to $9,009,000 for the three months ended December 31, 2007. For the nine months ended December 31, 2008, Operating Revenue increased by 14% to $26,883,000, compared to $23,651,000 for the nine months ended December 31, 2007. These increases in Operating Revenue are primarily the result of our acquisition of mktgpartners along with an increase in Diageo events we executed, partially offset by a reduction in trade marketing. A reconciliation of Sales to Operating Revenues for the three and nine months ended December 31, 2008 and 2007 is set forth below.

	Three Months Ended December 31,				Nine Months Ended December 31,

Sales	2008	%	2007 (restated)%		2008	%	2007 (restated)%

Sales – U.S. GAAP	$25,720,000	100	$23,746,000	100	$74,571,000	100	$59,664,000	100
Reimbursable program costs and outside production expenses	16,367,000	64	14,737,000	62	47,688,000	64	36,013,000	60

Operating Revenue – Non-GAAP	$9,353,000	36	$9,009,000	38	$26,883,000	36	$23,651,000	40

                    Compensation Expense. Compensation expense, exclusive of reimbursable program costs and expenses and other program expenses, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For the three months ended December 31, 2008, compensation expense was $6,894,000, compared to $6,485,000 for the three months ended December 31, 2007, an increase of $409,000. For the nine months ended December 31, 2008, compensation expense was $20,863,000, compared to $18,099,000 for the nine months ended December 31, 2007, an increase of $2,764,000. The increases in compensation expense for the three and nine months ended December 31, 2008 reflect additional costs associated with the acquisition of mktgpartners ($853,000 and $1,698,000, respectively), and the recruiting of senior talent to support our technology, marketing and finance groups, offset by a reduction in bonus accruals.

                    General and Administrative Expenses. General and administrative expenses, consisting of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts, were $2,035,000 for the three months ended December 31, 2008, compared to $1,980,000 for the three months ended December 31, 2007, an increase of $55,000. For the nine months ended December 31, 2008, general and administrative expenses were $5,878,000 compared to $5,104,000 for the nine months ended December 31, 2007, an increase of $774,000. The increase in general and administrative expenses for the nine months ended September 30, 2008 reflects $541,000 of additional expenses associated with the acquisition of mktgpartners and the cost of the Company’s rebranding with its new name.

                    Interest (Expense)/Income, Net. Net interest expense for the three months ended December 31, 2008 was $18,000 compared to interest income of $15,000 for the three months ended in December 31, 2007. Net interest expense for the nine months ended December 31, 2008 was $42,000 compared to interest income of $76,000 for the nine months ended December 31, 2007. The reduction in interest income is attributable to the credit facility we entered into in June 2008. Previously, in June 2007, we repaid all obligations under our prior credit facility.

                    Other Expense. Other expense for the three and nine months ended December 31, 2008 was $342,000. In October, 2008 the Company exercised its one-time option to terminate early its sublease for its principal office space in New York, effective October 25, 2009, and paid a non-refundable cancellation fee of $342,000 to the landlord.

                    Income (Loss) before Provision for Income Taxes. The Company’s income before provision for income taxes for the three months ended December 31, 2008 and 2007 was $64,000 and $560,000, respectively. The Company’s loss before income taxes for the nine months ended December 31, 2008 amounted to ($242,000) compared to income before provision for income taxes of $523,000 for the nine months ended December 31, 2007.

                    Provision for Income Taxes. We did not record a benefit or provision for federal, state and local income taxes for the three and nine months ended December 31, 2008 because any such benefit or provision would be fully offset by an increase or decrease, as applicable, in the valuation allowance against the Company’s net deferred tax asset established as a result of our historical operating losses. For the three and nine months ended December 31, 2007, the provision was comprised of minimum state income taxes and the impact of a change in estimate of the tax basis of the Company’s net operating loss carryforward.

                    Net Income (loss). As a result of the items discussed above, net income (loss) for the three and nine months ended December 31, 2008 was $64,000 and ($242,000), respectively, compared to net income for the three and nine months ended December 31, 2007 of $506,000 and $361,000, respectively. Fully diluted earnings (loss) per share amounted to $.01 and $.(03) for the three and nine months ended December 31, 2008, respectively, compared to diluted earnings per share of $.07 and $.05 for the three and nine months ended December 31, 2007, respectively.

Liquidity and Capital Resources

                    Beginning with our fiscal year ended March 31, 2000, we have continuously experienced negative working capital. This deficit has generally resulted from our inability to generate sufficient cash and receivables from our programs to offset our current liabilities, which consist primarily of obligations to vendors and other accounts payable and deferred revenues. We are continuing our efforts to increase revenues from our programs and reduce our expenses, but to date these efforts have not been sufficiently successful. We have been able to operate during this extended period with negative working capital due primarily to bank financing made available to us, advance payments made to us on a regular basis by our largest customers, and to a lesser degree, equity infusions from private placements of our securities ($1 million in January 2000, and $1.63 million in January and February 2003), and stock option and warrant exercises. For the nine months ended December 31, 2008 the working capital deficit increased by $1,795,000 to $5,654,000.

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

                    As of December 31, 2008, we were not in compliance with the Consolidated Debt Service Coverage Ratio and Consolidated Leverage Ratio covenants. In addition, as a result of the restatement of our financial statements, we breached our financial reporting obligations under the Credit Agreement. On April 28, 2009, we entered into a letter agreement with Sovereign Bank pursuant to which Sovereign Bank agreed to enter into an amendment and waiver to the Credit Agreement under which (i) Sovereign Bank waives our past non-compliance with the financial covenants and reporting obligations, (ii) indefinitely suspends our revolving credit facility, (iii) requires us to maintain deposits with Sovereign Bank at all times in an amount not less then the outstanding balance of the term loan as cash-collateral therefor, and (iv) suspends our obligation to comply with the financial covenants in the future during the period in which the revolving credit facility is suspended and the term loan is fully cash-collateralized.

                    At December 31, 2008, we had cash and cash equivalents of $1,905,000, a working capital deficit of $5,654,000, borrowing availability of $2,500,000 under the revolving credit facility, and stockholders’ equity of $5,833,000. In comparison, at March 31, 2008, we had cash and cash equivalents of $5,324,000, a working capital deficit of $3,859,000, and stockholders’ equity of $5,608,000, with no line of credit. The decrease of $3,419,000 in cash and cash equivalents from March 31, 2008 to December 31, 2008 was primarily due to the acquisition of mktgpartners, the purchase of fixed assets, and payment of bank debt and bonuses.

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

                    Operating Activities. Net cash used in operating activities was $1,740,000 for the nine months ended December 31, 2008 compared to $1,573,000 of net cash provided by operating activities for the nine months ended December 31, 2007. For the nine months ended December 31, 2008, cash used in operating activities primarily was a result of the payment of bonuses. For the prior year, cash provided by operating activities was primarily due to the net income earned for the period inclusive of non cash expenses.

                    Investing Activities. For the nine months ended December 31, 2008, net cash used by investing activities amounted to $3,841,000, primarily relating to the cash portion of the purchase price for the assets of 3 For All Partners, LLC. For the nine months ended December 31, 2007, net cash used by investing activities was $575,000, primarily due to the purchase of computer equipment and software.

                    Financing Activities. For the nine months ended December 31, 2008, net cash provided by financing activities amounted to $2,163,000 of net bank borrowings, which were utilized to fund a portion of the purchase price for the acquisition of the assets of 3 For All Partners, LLC. For the nine months ended December 31, 2007, net cash used in financing activities amounted to $2,000,000 resulting from repayments of bank borrowings.

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

                    Please refer to the Company’s 2008 Annual Report on Form 10-K/A for a discussion of the Company’s critical accounting policies relating to revenue recognition, goodwill and other intangible assets and accounting for income taxes. During the three months ended December 31, 2008, there were no material changes to these policies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

                    Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) as of December 31, in connection with our filing of this Quarterly Report Form 10-Q. Based on that evaluation, and in light of the material weakness described in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended March 31, 2008 (the “Amended 10-K”), our Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2008, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. For a description of the actions we are taking to remediate our internal controls, please see “Management’s Report on Internal Control Over Financial Reporting” in Item 9A(T) of the Amended 10-K.

Changes in Internal Controls

                    There has not been any change in our internal control over financial reporting that occurred during our quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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