Form 10-K
period 2009-03-31
'mktg, inc.'
filed 2010-01-20
CIK 886475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

As of September 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $17,882,488.

As of December 15, 2009, 8,596,951 shares of Common Stock, $.001 par value, were outstanding.

Documents Incorporated by Reference:      None

PART I

This report contains forward-looking statements which we believe to be within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of management as well as assumptions made by and information currently available to our management. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect,” “plan,” “predict,” “may,” “should,” “will,” the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from our expectations include but are not limited to those described below in “Risk Factors.” Other factors may be described from time to time in our public filings with the Securities and Exchange Commission, news releases and other communications. The forward-looking statements contained in this report speak only as of the date hereof. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

                    Our services include experiential and face to face marketing, event marketing, interactive marketing, ethnic marketing, and all elements of consumer and trade promotion, and are marketed directly to our clients by our sales force operating out of offices located in New York, New York; Cincinnati, Ohio; Chicago, Illinois, and San Francisco, California.

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

Recent Acquisitions and Strategic Transactions

mktgpartners

                    On June 30, 2008, through our wholly-owned subsidiary U.S. Concepts LLC, we acquired substantially all of the assets of 3 For All Partners, LLC, d/b/a mktgpartners (“mktgpartners”). Founded in 2003, mktgpartners focuses on entertainment and sports marketing, experiential marketing and promotional media, and is headquartered in New York, with additional offices in Chicago and San Francisco.

                    The consideration for the acquisition consisted of $3.25 million in cash and 332,226 shares of our Common Stock valued at the time of the acquisition at approximately $1,000,000. In connection with the acquisition, we hired all of mktgpartners’ employees and issued 166,113 shares of restricted Common Stock of the Company, valued at that time at approximately $500,000, to certain of those employees. The restricted shares vest annually in equal installments over five years.

Maritz

                    On May 27, 2009, we entered into an Agreement with Maritz LLC providing for a three year strategic alliance in the field of direct to consumer promotions effective June 1, 2009. Under the terms of the Agreement, Maritz will engage us as a subcontractor, or otherwise cause us to be engaged directly by Maritz clients, for the production of direct-to-consumer events and the performance of related services on behalf of Maritz clients.Under the terms of the Agreement, Maritz initially received 50,000 shares of our Common Stock as consideration for subcontracting specific client projects to us, and will be issued up to an additional 550,000 shares of Common Stock as additional consideration if certain performance targets are achieved by us under the alliance.

Union Capital Financing

                    On December 15, 2009, we consummated a $5 million financing led by an investment vehicle organized by Union Capital Corporation. In the financing, we issued $2.5 million in aggregate principal amount of Senior Secured Notes, $2.5 million in aggregate stated value of Series D Convertible Participating Preferred Stock initially convertible into 5,319,149 shares of Common Stock, and Warrants to purchase 2,456,272 shares of Common Stock. After giving effect to the shares of Common Stock issuable upon conversion of the Preferred Stock and exercise of the Warrants, Union Capital is the beneficial holder of approximately 40.5% of our shares of Common Stock. Additional terms of the financing are provided elsewhere in this Annual Report on Form 10-K.

Premier Client Roster

                    Our principal clients are large manufacturers of packaged goods and other consumer products. Our client partners are actively engaged in promoting their products to both the consumer as well as trade partners, (i.e., retailers, distributors, etc.), and include, among others, Bayer HealthCare, LLC, CBS Television, Diageo North America, Inc. and its affiliates (“Diageo”), Electronic Arts, Fas Mart Convenience Stores, Fresh Express, Inc., Google, Kikkoman International, Inc., Nike, Nintendo of America, The Procter & Gamble Company, and SuperValu.

                    For our fiscal years ended March 31, 2009 and 2008, Diageo accounted for approximately 64% and 65% of our revenues (inclusive of reimbursable program costs and expenses) and 45% and 62%, respectively, of our accounts receivable.

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

Employees

                    We currently have approximately 250 full-time and 4,500 part-time employees. Our part-time employees are primarily involved in marketing support, program management and in-store sampling and demonstration, and are employed on an as needed basis. None of our employees are represented by a labor organization and we consider our relationship with our employees to be good.

Item 1A.	Risk Factors

                     Recent Losses. We sustained net losses of approximately ($2,788,000) and ($4,893,000) for our fiscal years ended March 31, 2009 and 2008, respectively. In addition, although we were profitable in our fiscal year ended March 31, 2007, we sustained a net loss of approximately ($711,000) in the fourth quarter of that fiscal year, and a net loss of approximately ($1,802,000) for our fiscal year ended March 31, 2006. There can be no assurance that we will be profitable in the future.

                     Internal Controls. As a result of our failure to maintain effective internal controls, we were required to restate our financial statements for our fiscal year ended March 31, 2008 and first quarter ended June 30, 2008. The restatement for fiscal 2008 reduced our income before taxes from $2,934,000 as originally reported to a loss before taxes of approximately $142,000. The restatement for the first quarter of fiscal 2009 reduced net income as originally reported by approximately $1,310,000 to a loss of approximately $835,000. Although we have implemented and continue to implement remedial measures to improve and strengthen our internal control over financial reporting to avoid future misstatements of our financial statements, there can be no assurance that we have been successful in this regard. The failure to develop and maintain appropriate systems and controls could materially adversely affect our business, financial condition and results of operations. We believe, however, that the financial statements included in Item 8 of this Form 10-K fairly present, in all material respects, our financial condition and results of operations for the periods presented.

                      Concentration of Customers. A substantial portion of our sales has been dependent on one client or a limited concentration of clients. In particular, Diageo accounted for approximately 64% and 65% of our revenues for each of our fiscal years ended March 31, 2009 and 2008, respectively, and accounted for 45% of our accounts receivable at March 31, 2009. In addition, our second largest customer accounted for approximately 10% of our revenue for our fiscal year ended March 31, 2009, and accounted for 5% of our accounts receivable at March 31, 2009. To the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise if Diageo or any other significant client reduces its budget allocated to the services we provide.

                     Recent Economic Changes. Recent changes in the general economy, including the global financial crisis that accelerated in 2008, have had and are likely to continue to have a negative impact on our business. We provide services to companies and industries that have experienced and may continue to experience financial difficulty, particularly in light of conditions in the credit markets and the overall economy. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, and demand for our services could decline. Furthermore, continued issues involving liquidity and capital adequacy affecting lenders and other sources of capital could adversely affect our ability to obtain required financing.

                      Dependence on Key Personnel. Our business is managed by a limited number of key management and operating personnel. The loss of any one of those persons could have a material adverse impact on our business. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel.

                      Outstanding Indebtedness; Security Interest. In connection with the December 2009 Union Capital financing, we issued $2.5 million in the aggregate principal amount of Senior Secured Notes, which are secured by a first priority security interest in substantially all of our assets. While the Notes are outstanding, we will be subject to customary affirmative, negative and financial covenants. The financial covenants include (i) a fixed charge coverage ratio test requiring us to maintain a fixed charge coverage ratio of not less then 1.40 to 1.00 at the close of each fiscal quarter commencing December 31, 2010, (ii) a minimum EBITDA test, to be tested at the end of each fiscal quarter commencing December 31, 2010, requiring us to generate “EBITDA” of at least $3,000,000 over the preceding four quarters, (iii) a minimum liquidity test requiring us to maintain cash and cash equivalents of $500,000 at all times, and (iv) limitations on our capital expenditures. In the event of a default under the Notes, at the option of the noteholders, (i) the principal and interest of Notes will immediately become due and payable, and (ii) the noteholders may exercise their rights and remedies provided for in under the Notes and related security agreements, and the rights and remedies of a secured party under applicable law. Although we expect to be able to comply with these covenants, there can be no assurance that we will do so.

                      Series D Preferred Stock Liquidation Preference; Redemption. In the event of our dissolution, liquidation or change of control, the holders of the Series D Preferred Stock will receive, in priority over the holders of Common Stock, a liquidation preference equal to the Stated Value of such shares plus the greater of (a) a 14% accreting liquidation preference, compounding annually, and (b) 3% of the volume weighted average price of the Company’s Common Stock outstanding on a fully-diluted basis (excluding the shares issued upon conversion of the Preferred Shares) for the 20 days preceding the event. A consolidation or merger, a sale of all or substantially all of our assets, and a sale of 50% or more of our Common Stock would be treated as a change of control for this purpose. Therefore, it is possible that holders of Common Stock will not obtain any proceeds upon any such event. After December 15, 2015, holders of the Series D Preferred Stock can require us to redeem the Series D Preferred Stock at its stated value plus any accretion thereon in the event such shares have not been converted to Common Stock prior to such date at the same price per share payable upon a liquidation event.

                      Control by Union Capital Corporation and holders of Series D Preferred Stock. Union Capital currently beneficially owns approximately 40.5% of our outstanding shares of Common Stock (assuming conversion and exercise of all securities issued in the December 2009 financing), including approximately 85% of our Series D Preferred Stock, as well as $2.1 million in principal amount of our Senior Secured Notes. The holders of our Series D Preferred Stock have the right to appoint two members of our Board of Directors. In addition, the vote of a majority of the shares of the Series D Preferred Stock are required to approve, among other things, (i) any issuance by us of capital stock which is senior to or pari passu with the Series D Preferred Stock; (ii) any increase in the number of authorized shares of the Series D Preferred Stock; (iii) any dividends or payments on equity securities; (iv) any amendment to our Certificate of Incorporation, By-laws or other governing documents that would result in an adverse change to the rights, preferences, or privileges of the Series D Preferred Stock; (v) any material deviation from the annual budget approved by our Board of Directors; and (vi) entering into any material contract not contemplated by the annual budget approved by our Board of Directors. Accordingly, Union Capital has substantial control over our business and can decide the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and can also prevent or cause a change in control. The interests of Union Capital may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

                      Anti-Dilution Provisions Of The Series D Preferred Stock Could Result In Dilution Of Stockholders. The conversion price of the Series D Preferred Stock is subject to “full-ratchet” anti-dilution provisions for a period of 18 months following issuance, and weighted average anti-dilution thereafter, so that upon future issuances of our Common Stock or equivalents thereof, subject to specified exceptions, at a price below the conversion price of the Series D Preferred Stock, the conversion price will be reduced, further diluting holders of our Common Stock.

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

                     Risks Associated with Acquisitions. An integral part of our growth strategy is evaluating and, from time to time, consummating acquisitions and strategic transactions. These transactions involve a number of risks and present financial, managerial and operational challenges, including: diversion of management’s attention from running our existing business; increased expenses, including legal, administrative and compensation expenses resulting from newly hired employees; increased costs to integrate personnel, customer base and business practices of the acquired company with our own; adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions; and dilution to stockholders to the extent we issue securities in the transaction.

Item 2.	Properties.

We have the following leased facilities:

		Square	Fiscal
Facility	Location	Feet	2009 Rent

Principal offices	New York, New York	33,400	$989,000

Principal and sales office of Optimum	Cincinnati, Ohio	17,000	$182,000

Other sales offices and warehouses of Inmark, Optimum and U. S. Concepts	Chicago, Illinois	14,200
	New York, New York	6,500
	Miami, Florida	1,300
	San Francisco, California	600

	Total	22,600	$380,000

In addition to the above from time to time we enter into short-term warehouse leases for the storage of promotional materials that we use in connection with our programs.

                    In October 2008, we exercised our option to terminate early the sublease for our principal office space in New York, effective October 25, 2009. We remained on those premises following the termination date on a month to month basis. In December 2009, we signed an amendment which reinstates the previously terminated sublease at an average annual rent of $1,203,000. Under the amendment, the sublease will terminate in June 2015. For a summary of our minimum rental commitments under all non-cancelable operating leases with a maturity date in excess of one year as of March 31, 2009, see Note 11 to the Notes to the Consolidated Financial Statements.

                    We consider our facilities sufficient to maintain our current operations.

Item 3.	Legal Proceedings.

                    None.

Item 4.	Submission of Matters to a Vote of Security Holders.

                    Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	Common Stock

	High	Low

Fiscal Year 2010
Third Quarter	$1.20	$0.37
Second Quarter	1.25	0.95
First Quarter	1.50	0.90

Fiscal Year 2009
Fourth Quarter	$1.30	$0.85
Third Quarter	2.60	0.90
Second Quarter	3.02	2.50
First Quarter	3.08	2.79

Fiscal Year 2008
Fourth Quarter	$3.18	$2.55
Third Quarter	2.91	2.49
Second Quarter	2.64	2.28
First Quarter	2.65	1.93

                    On December 15, 2009 there were 8,596,951 shares of our Common Stock outstanding, approximately 82 shareholders of record and approximately 400 beneficial owners of shares held by a number of financial institutions.

                    No cash dividends have ever been declared or paid on our Common Stock. We intend to retain earnings, if any, to finance future operations and expansion and do not expect to pay any cash dividends in the foreseeable future.

                    On December 17, 2009, we received a letter from The Nasdaq Stock Market stating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days.

                    Pursuant to Nasdaq’s Listing Rules, the Company has a 180 day grace period, until June 15, 2010, during which the Company may regain compliance if the bid price of its common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. In the event we do not regain compliance prior to the end of this grace period, Nasdaq will provide us with written notification that our common stock is subject to delisting. Alternatively, we may be eligible for an additional 180-day grace period if we meet Nasdaq’s initial listing standards (other than with respect to minimum bid price) for The Nasdaq Capital Market.

                    The Company intends to actively monitor the bid price for its common stock between now and June 15, 2010, and will consider available options to regain compliance with the Nasdaq minimum bid price requirements.

Equity Compensation Plan Information

                    The following table sets forth information with respect to equity compensation plans (including individual compensation arrangements) of the Company as of March 31, 2009.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders(1)	318,125	$2.19	523,312

Equity compensation plans not approved by security holders(2)	40,766	$3.68	—

Total	358,891	$2.36	523,312

(1)

Includes options to purchase 297,500 shares of Common Stock granted under our 2002 Long-Term Incentive Plan and options to purchase 20,625 shares of Common Stock granted under our 1992 Stock Option Plan.

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

Revenue Recognition

                    Our revenues are generated from projects subject to contracts requiring us to provide services within specified time periods generally ranging up to twelve months. As a result, on any given date, we have projects in process at various stages of completion. Depending on the nature of the contract, revenue is recognized as follows: (i) on time and material service contracts, revenue is recognized as services are rendered and the costs are incurred; (ii) on fixed price retainer contracts, revenue is recognized on a straight-line basis over the term of the contract; (iii) on certain fixed price contracts, revenue is recognized as certain key milestones are achieved. Incremental direct costs associated with the fulfillment of certain specific contracts are accrued or deferred and recognized proportionately to the related revenue. Our business is such that progress towards completing projects may vary considerably from quarter to quarter.

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

                    In many instances, revenue recognition will not result in related billings throughout the duration of a contract due to timing differences between the contracted billing schedule and the time such revenue is recognized. In such instances, when revenue is recognized in an amount in excess of the contracted billing amount, we record such excess on our balance sheet as unbilled contracts in progress. Alternatively, on a scheduled billing date, should the billing amount exceed the amount of revenue recognized, we record such excess on our balance sheet as deferred revenue. In addition, on contracts where reimbursable costs are incurred prior to the time revenue is recognized on such contracts, we record such costs as deferred contract costs on our balance sheet. Notwithstanding this, labor costs for permanent employees are expensed as incurred.

Goodwill and Other Intangible Assets

                    Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of our subsidiary companies, Inmark, Optimum, U.S. Concepts and Digital Intelligence as well as our recently acquired mktgpartners business. These companies and businesses have been integrated into a structure which does not provide the basis for separate reporting units. Consequently, the Company is a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of a customer relationship acquired from mktgpartners, and an Internet domain name and related intellectual property rights. At March 31, 2009 and 2008, our balance sheet reflected goodwill and intangible assets as set forth below:

	2009	2008

Goodwill	$10,052,232	$7,357,203
Customer relationship	1,367,151	—
Internet domain name	200,000	200,000

	$11,619,383	$7,557,203

                    Goodwill and the internet domain name which are deemed to have indefinite lives are subject to annual impairment tests. Goodwill impairment tests require the comparison of the fair value and carrying value of reporting units. We assess the potential impairment of goodwill and intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded. The value assigned to the customer relationship is being amortized over a five year period.

                    Because the Company is a single reporting unit, the closing NASDAQ Capital Market price of our Common Stock as of the balance sheet date was used as a basis to measure the fair value of goodwill. In addition, the Company retained a third party outside valuation firm to assist it in testing goodwill impairment as of March 31, 2009. Based on such analysis, we concluded that the goodwill of the Company was not impaired as of March 31, 2009. Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred. As of March 31, 2009, our shares traded at a closing price of $0.93 and as of December 31, 2009, our shares traded at a closing price of $0.40. As a result, it is reasonably possible that this decline in trading price of our common stock could impact the value of our goodwill amount as recorded and disclosed in the financial statements.

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

                    Our ability to recover the reported amounts of the deferred income tax asset resulting from net operating losses is dependent upon our ability to generate sufficient taxable income during the periods over which such losses are deductible to reduce our tax expense in future periods. In assessing the realizability of deferred tax assets, management considers, in light of available objective evidence, whether it is more likely than not that some or all of such assets will be utilized in future periods. For financial reporting purposes, the Company had incurred losses for fiscal years 2004 through 2009 aggregating $12,832,000. The Company had to generate approximately $13,850,000 of aggregate taxable income to fully utilize its net deferred tax asset. Accordingly, based upon the available objective evidence, particularly the Company’s history of losses, the Company provided for a full valuation allowance against its net deferred tax asset at March 31, 2009. The Company did not record a benefit for federal, state and local income taxes for the year ended March 31, 2009 because any such benefit would be fully offset by an increase in the valuation allowance against the Company’s net deferred tax asset.

Results of Operations

Fiscal Year Ended March 31, 2009 Compared to March 31, 2008:

Overview

                    We have been unprofitable in both Fiscal 2008 and Fiscal 2009, primarily as a result of increasing expenses and hiring of additional personnel and overhead in advance of revenue that did not materialize. Our operating loss for the twelve months ended March 31, 2009 was ($2,721,000), compared to an operating loss of ($229,000) for the twelve months ended March 31, 2008. The $2,492,000 increase in operating loss was the result of a $5,814,000 increase in compensation and general and administrative expenses, partially offset by a $3,322,000 increase in Operating Revenue. The acquisition of mktgpartners accounted for approximately $3,384,000 of the growth in Operating Revenue and $3,831,000 of the increase in compensation and general and administrative expenses. In light of our recent performance, management has taken substantial steps at the end of Fiscal 2009 and thereafter to reduce expenses, including reducing our workforce by approximately 60 full-time persons in the aggregate. These efforts are expected to reduce compensation, general and administrative expenses by approximately $8.6 million in the aggregate on an annual basis, and by $6.2 million in Fiscal 2010.

                    The following table presents the reported operating results for the fiscal years ended March 31, 2009 and 2008:

	2009	2008

Operations Data:
Sales	$96,234,000	$80,834,000
Reimbursable program costs and expenses	17,247,000	17,040,000
Outside production and other program expenses	44,014,000	32,143,000

Operating revenue	34,973,000	31,651,000
Compensation expense	28,374,000	24,770,000
General and administrative expenses	9,320,000	7,110,000

Operating (loss)	(2,721,000)	(229,000)
Interest (expense) income, net	(67,000)	87,000

Loss before provision for income taxes	(2,788,000)	(142,000)
Provision for income taxes	—	4,751,000

Net loss	$(2,788,000)	$(4,893,000)

Per Share Data:
Basic loss per share	$(.40)	$(.71)
Diluted loss per share	$(.40)	$(.71)

Weighted Average Shares Outstanding:
Basic	7,049,317	6,935,806
Diluted	7,049,317	6,935,806

Operating Revenue

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

                    The following table presents operating data expressed as a percentage of Operating Revenue for each of the fiscal years ended March 31, 2009 and 2008, respectively:

	2009	2008

Statement of Operations Data:
Operating revenue	100.0%	100.0%
Compensation expense	81.1%	78.2%
General and administrative expenses	26.6%	22.5%

Operating loss	(7.7%)	(0.7%)
Interest (expense) income, net	(0.2%)	0.3%

Loss before provision for income taxes	(7.9%)	(0.4%)
Provision for income taxes	—	(15.0%)

Net loss	(7.9%)	(15.4%)

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

                    Sales for the twelve months ended March 31, 2009 were $96,234,000, compared to $80,834,000 for the fiscal year ended March 31, 2008, an increase of $15,400,000, or 19%. The increase in sales was primarily due to $10,775,000 of new business attributable to the acquisition of mktgpartners, along with an $9,547,000 increase in Diageo business, partially offset by $3,156,000 reduction in trade marketing.

                    Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses consist primarily of direct labor, travel and product costs generally associated with events we execute for Diageo. In Fiscal 2009 and 2008, these expenses totaled $17,247,000 and $17,040,000, respectively, an increase of approximately $207,000.

                    Outside Production and Other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs, and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production costs for Fiscal 2009 were $44,014,000 compared to $32,143,000 for Fiscal 2008, an increase of $11,871,000, or 37%. The increase in expenses was primarily due to expenses attributable to the acquisition of mktgpartners, along with an increase in the number of Diageo events we executed.

                    Operating Revenue. For the twelve months ended March 31, 2009, Operating Revenue increased $3,322,000, or 10%, to $34,973,000, compared to $31,651,000 for the fiscal year ended March 31, 2008. The increase in Operating Revenue reflected increased sales as described above. A reconciliation of Sales to Operating Revenues for the twelve months ended March 31, 2009 and 2008 is set forth below.

	Twelve Months Ended March 31,

Sales	2009	%	2008	%

Sales – U.S. GAAP	$96,234,000	100	$80,834,000	100
Reimbursable program costs and expenses, and outside production and other program expenses	61,261,000	64	49,183,000	61

Operating Revenue – Non-GAAP	$34,973,000	36	$31,651,000	39

                    Compensation Expense. Compensation expense consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and direct labor not otherwise charged to programs. For Fiscal 2009, compensation expense was $28,374,000, compared to $24,770,000 for Fiscal 2008, an increase of $3,604,000, or 15%. This increase is primarily the result of $2,602,000 of additional expense associated with the acquisition of mktgpartners, $2,075,000 of compensation expense for new employees to support our technology, marketing and finance groups, offset by a $760,000 reduction in bonus expense.

                    General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees, charges for doubtful accounts and other overhead expenses. For Fiscal 2009, general and administrative costs were $9,320,000, compared to $7,110,000 for Fiscal 2008, an increase of $2,210,000, or 31%. The increase reflects $1,229,000 of additional expenses associated with the acquisition of mktgpartners, $342,000 resulting from the cancellation fee we paid upon the exercise of our option to terminate the sublease for our principal office space in New York, effective October 25, 2009, $241,000 of amortization expense for intangible assets, and $240,000 of marketing costs that were primarily for the rebranding of the Company’s new name.

                    Interest (Expense) Income, Net. Net interest expense for Fiscal 2009 amounted to ($67,000), compared to net interest income of $87,000 for Fiscal 2008. Interest expense consisted primarily of interest paid on bank debt, which was tied to the bank’s prime rate in effect. Interest income consists primarily of interest on our money market and CD accounts. The increase in interest expense is attributable to the credit facility we entered into in June 2008.

                    Loss before Provision for Income Taxes. The Company’s loss before provision for income taxes for Fiscal 2009 was ($2,788,000), a $2,646,000 increase compared to a loss before provision for income taxes of ($142,000) for Fiscal 2008.

                    Provision for Income Taxes. We did not record a benefit for federal, state and local income taxes for the year ended March 31, 2009 because any such benefit would be fully offset by an increase in the valuation allowance against the Company’s net deferred tax asset established as a result of our historical operating losses. The provision for income taxes was $4,751,000 in Fiscal 2008, consisting primarily of a $4,535,000 valuation allowance we established at March 31, 2008. We established this allowance because, in light of our losses for fiscal years 2004 through 2009 aggregating $12,832,000, there is uncertainty as to whether we will have future income against which we can offset our losses to reduce our tax expense in future periods.

                    Net Loss. As a result of the items discussed above, we incurred a net loss of ($2,788,000) for Fiscal 2009, a decrease of $2,105,000 compared to a net loss of ($4,893,000) for Fiscal 2008. Fully diluted loss per share amounted to ($.40) in Fiscal 2009 versus ($.71) of fully diluted earnings per share for Fiscal 2008.

Liquidity and Capital Resources

                    Beginning with our fiscal year ended March 31, 2000, we have continuously experienced negative working capital. This deficit has generally resulted from our inability to generate sufficient cash and receivables from our programs to offset our current liabilities, which consist primarily of obligations to vendors and other accounts payable, deferred revenues and bank borrowings required to be paid within 12 months from the date of determination. We are continuing our efforts to increase revenues from our programs and reduce our expenses, but to date these efforts have not been sufficiently successful. We have been able to operate during this extended period with negative working capital due primarily to advance payments made to us on a regular basis by our largest customers, and to a lesser degree, equity infusions from private placements of our securities ($1 million in January 2000, and $1.63 million in January and February 2003), and stock option and warrant exercises. For the fiscal year ended March 31, 2009 the working capital deficit increased by $5,507,000 to $8,966,000.

                    On June 26, 2008 we entered into a Credit Agreement with Sovereign Bank under which we were provided with a three-year revolving credit facility in the principal amount of $2,500,000 for working capital purposes, and a three-year term loan in the amount of $2,500,000 that was used to fund a portion of the purchase price for the assets of mktgpartners. As a result of our failure to comply with various financial and other covenants under the Credit Agreement, we entered into an amendment and waiver to the Credit Agreement in May 2009 under which Sovereign Bank (i) waived existing defaults, (ii) indefinitely suspended our revolving credit facility, and (iii) required us to maintain deposits with Sovereign Bank at all times in an amount not less then the outstanding balance of the term loan as cash-collateral therefor, and (iv) suspends the Company’s obligation to comply with the financial covenants in the future during the period in which the revolving credit facility is suspended and the term loan is fully cash-collateralized. As a result of the amendment and factors described above, we did not have the ability to borrow under the Credit Agreement and therefore terminated the Credit agreement in August 2009 and paid off the term loan by applying the cash collateral against the outstanding loan balance.

                    Subsequent to the end of Fiscal 2009, we experienced a reduction in deferred revenues (i.e., advance payments by clients). We were also required to repay approximately $1.6 million in advance billings to Diageo as a result of a reduction in our Diageo business, which payment was made using a portion of the proceeds from the $5 million financing described below. Furthermore, in November 2009 the method by which Diageo prepays expenses we incur in connection with the execution of their programs was changed so that we are now reimbursed on a semi-monthly basis (twice each month) instead of on a monthly basis, thereby reducing the amount of each such prepayment. Specifically, we are now generally reimbursed in advance on the first and 15th day of each month for the reimbursable expenses we expect to incur during the half-month period following the date of reimbursement. Previously, Diageo generally reimbursed us in advance on the first day of each month for the reimbursable expenses we expected to incur during the entire month.

                    Due to our recent performance, management has taken substantial steps at the end of Fiscal 2009 and thereafter to reduce expenses and to reset the direction of the business into areas and markets consistent with our core capabilities. These steps include the reduction of our workforce by approximately 60 full-time persons in the aggregate and other cost cutting measures which are expected to reduce compensation, and general and administrative expenses by approximately $8.6 million ($7.8 million of compensation and $800,000 of general and administrative expenses) in the aggregate on an annual basis, and by $6.2 million ($5.3 million of compensation and $900,000 of general and administrative expenses) in Fiscal 2010.

                    In light of our pressing cash needs caused by the events described above, on December 15, 2009, we consummated a $5 million financing led by an investment vehicle organized by Union Capital Corporation. In the financing, we issued $2.5 million in aggregate principal amount of Senior Secured Notes, $2.5 million in aggregate stated value of Series D Convertible Participating Preferred Stock initially convertible into 5,319,149 shares of Common Stock, and Warrants to purchase 2,456,272 shares of Common Stock.

                    The Secured Notes are secured by substantially all of our assets; bear interest at a rate of 12.5% per annum payable quarterly; and mature in one installment on December 15, 2012. We have the right to prepay the Secured Notes at any time. While the Secured Notes are outstanding, we will be subject to customary affirmative, negative and financial covenants. The financial covenants include (i) a fixed charge coverage ratio test requiring us to maintain a fixed charge coverage ratio of not less then 1.40 to 1.00 at the close of each fiscal quarter commencing December 31, 2010, (ii) a minimum EBITDA test, to be tested at the end of each fiscal quarter commencing December 31, 2010, requiring us to generate “EBITDA” of at least $3,000,000 over the preceding four quarters, (iii) a minimum liquidity test requiring us to maintain cash and cash equivalents of $500,000 at all times, and (iv) limitations on our capital expenditures. The Secured Notes are not convertible into equity.

                    The shares of Series D Preferred Stock issued in the financing have a stated value of $1.00 per share, and are convertible into Common Stock at a conversion price of $0.47. The conversion price of the Preferred Stock is subject to full ratchet anti-dilution provisions for 18 months following issuance, and weighted-average anti-dilution provisions thereafter. Holders of the Series D Preferred Stock are not entitled to special dividends but will be entitled to be paid upon a liquidation, redemption or change of control, the stated value of such shares plus the greater of (a) a 14% accreting liquidation preference, compounding annually, and (b) 3% of the volume weighted average price of our Common Stock outstanding on a fully-diluted basis (excluding the shares issued upon conversion of the Series D Preferred Shares) for the 20 days preceding the event. A consolidation or merger, a sale of all or substantially all of our assets, and a sale of 50% or more of our Common Stock would be treated as a change of control for this purpose.

                    After December 15, 2015, holders of the Series D Preferred Stock can require us to redeem the Series D Preferred Stock at its stated value plus any accretion thereon. In addition, we may be required to redeem the Series D Preferred Stock earlier upon the occurrence of a “Triggering Event.” Triggering Events include (i) failure to timely deliver shares of Common Stock upon conversion of Series D Preferred Stock, (ii) failure to pay amounts due to the holders (after notice and a cure period), (iii) a bankruptcy event with respect to us or any of our subsidiaries; (iv) our default under other indebtedness in excess of certain amounts, and (v) our breach of representations, warranties or covenants in the documents entered into in connection with the Financing. Upon a Triggering Event or our failure to redeem the Series D Preferred Stock, the accretion rate on the Series D Preferred Stock will increase to 16.5% per annum. We may also be required to pay penalties upon our failure to timely deliver shares of Common Stock upon conversion of Series D Preferred Stock.

                    Upon closing of the financing, Union Capital became entitled to a closing fee of $325,000, half of which was paid upon closing and the balance of which will be paid in six monthly installments beginning January 1, 2010. The Company also reimbursed Union Capital for its fees and expenses in the amount of $250,000. Additionally, we entered into a management consulting agreement with Union Capital under which Union Capital provides us with management advisory services and we pay Union Capital a fee of $125,000 per year for such services. Such fee will be reduced to $62,500 per year if the holders of the Series D Preferred Stock no longer have the right to nominate two directors and Union Capital no longer owns at least 40% of the Common Stock purchased by it at closing (assuming conversion of Series D Preferred Stock and exercise of Warrants held by it). The management consulting agreement will terminate when the holders of the Series D Preferred Stock no longer have the right to nominate any directors and Union Capital no longer owns at least 20% of the Common Stock purchased by it at closing (assuming conversion of Series D Preferred Stock and exercise of Warrants held by it).

                    We believe that cash currently on hand together with cash expected to be generated from operations and the proceeds from the December 2009 financing described above will be sufficient to fund our operations through the end of Fiscal 2010.

                    At March 31, 2009, we had cash and cash equivalents of $1,904,000, a working capital deficit of $8,966,000, and stockholders’ equity of $4,241,000. In comparison, at March 31, 2008, we had cash and cash equivalents of $5,324,000, a working capital deficit of $3,458,000, and stockholders’ equity of $5,608,000. The decrease of $3,420,000 in cash and cash equivalents during Fiscal 2009 was primarily due to the acquisition of mktgpartners.

                    Operating Activities. Net cash provided by operating activities for the twelve months ended March 31, 2009 was $551,000. Cash generated by operating activities during Fiscal 2009 was attributable to $1,755,000 of cash provided by the changes in operating assets and liabilities, plus $1,584,000 in non-cash expenses, offset by a net loss of ($2,788,000).

                    Investing Activities. For Fiscal 2009, net cash used by investing activities was ($5,964,000), primarily relating to the cash portion of the purchase price of ($3,348,000) for the assets of mktgpartners, and a ($1,993,750) deposit in a restricted account as cash collateral against outstanding bank borrowings.

                    Financing Activities. Net cash provided by financing activities for the twelve months ended March 31, 2009 was $1,994,000, resulting from bank borrowings of $2,500,000, which was utilized to fund a portion of the purchase price for the acquisition of the assets of mktgpartners, partially offset by repayments to the bank of $506,000 against such bank borrowings.

Off-Balance Sheet Transactions

                     We are not a party to any “off-balance sheet transactions” as defined in Item 301 of Regulation S-K.

Impact of Recently Issued Accounting Standards

Noncontrolling Interests in Consolidated Financial Statements

                    In December 2007, the FASB issued authoritative guidance which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This guidance is effective for annual periods beginning after December 15, 2008. Management currently believes that the adoption of this guidance will not have a material impact on our financial statements.

Business Combinations

                    In December 2007, the FASB revised the authoritative guidance for business combinations. Transaction costs are now required to be expensed as incurred and adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of income tax expense, rather than goodwill, among other changes. In April 2009, the FASB revised the authoritative guidance related to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Generally, assets acquired and liabilities assumed in a business combination that arise from contingencies must be recognized at fair value at the acquisition date. This guidance becomes effective for the Company as of April 1 2009. As this guidance is applied prospectively to business combinations with an acquisition date on or after the date the guidance becomes effective, the impact to the Company’s financial statements cannot be determined until the transactions occur.

Derivative Instrument and Hedging Activity Disclosures

                    In March 2008, the FASB amended and expanded the disclosure requirements related to derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how an entity accounts for derivative instruments and related hedged items and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The revised guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance, which provides only disclosure requirements, is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management currently believes that the adoption of this guidance will not have a material impact on our financial statements.

Fair Value Measurements

                    In February 2008, the FASB delayed the effective date of fair value measurement and disclosure guidance for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008.

                    In April 2009, the FASB issued authoritative guidance clarifying that fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions.

                    In August 2009, the FASB issued authoritative guidance clarifying the measurement of the fair value of a liability in circumstances when a quoted price in an active market for an identical liability is not available. The guidance emphasizes that entities should maximize the use of observable inputs in the absence of quoted prices when measuring the fair value of liabilities.

                    In September 2009, the FASB issued authoritative guidance that provides further clarification for measuring the fair value of investments in entities that meet the FASB’s definition of an investment company. This guidance permits a company to estimate the fair value of an investment using the net asset value per share of the investment if the net asset value is determined in accordance with the FASB’s guidance for investment companies as of the company’s measurement date.

                    Management currently believes that the adoption of this guidance will not have a material impact on the Company’s financial statements.

Fair Value of Financial Instruments Disclosures

                    In April 2009, the FASB issued revised authoritative guidance requiring disclosures about fair value of financial instruments, currently provided annually, to be included in interim financial statements. Since this guidance provides only disclosure requirements, the adoption of this standard is not expected to impact the Company’s results of operations, cash flows or financial positions.

Subsequent Events

                    In May 2009, the FASB issued authoritative guidance which incorporates the principles and accounting guidance for recognizing and disclosing subsequent events that originated as auditing standards into the body of authoritative literature issued by the FASB, and prescribes disclosures regarding the date through which subsequent events have been evaluated. The Company is required to evaluate subsequent events through the date the financial statements are issued. This guidance becomes effective for the Company for the period ending June 30, 2009. Since this guidance is not intended to significantly change the current practice of reporting subsequent events, it is not expected to have an impact on the Company’s results of operations, cash flows or financial position.

Accounting Standards Codification

                    In June 2009, the FASB issued authoritative guidance which replaced the previous hierarchy of GAAP and establishes the FASB Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. This guidance modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. This guidance is effective for the Company as of September 30, 2009. The adoption of this guidance will not impact the Company’s results of operations, cash flows or financial positions since the FASB Codification is not intended to change or alter existing GAAP.

Revenue Arrangements with Multiple Deliverables

                    In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance is effective for the Company beginning on April 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. Management currently believes that the adoption of this guidance will not have a material impact on the Company’s financial statements.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
‘mktg, inc.’
New York, New York

We have audited the accompanying consolidated balance sheets of ‘mktg, inc.’ and subsidiaries (collectively “the Company”) as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ‘mktg, inc.’ and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ ParenteBeard LLC

New York, New York
January 20, 2010

‘mktg, inc.’
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND 2008

	2009	2008

Assets
Current assets:
Cash and cash equivalents	$1,904,014	$5,323,527
Accounts receivable, net of allowance for doubtful accounts of $402,000 in 2009 and $388,000 in 2008	7,895,107	6,586,673
Unbilled contracts in progress	1,574,301	4,245,148
Deferred contract costs	1,274,713	4,372,813
Prepaid expenses and other current assets	608,499	327,782
Restricted cash	675,000	—

Total current assets	13,931,634	20,855,943

Property and equipment, net	2,821,321	3,429,752

Restricted cash	1,318,750	—
Goodwill	10,052,232	7,357,203
Intangible assets-net	1,567,151	200,000
Other assets	513,880	489,511

Total assets	$30,204,968	$32,332,409

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable bank-current	$675,000	$—
Accounts payable	2,714,863	2,056,913
Accrued compensation	1,191,209	2,774,033
Accrued job costs	4,865,281	6,030,473
Other accrued liabilities	2,959,720	2,801,352
Deferred revenue	10,491,152	10,651,494

Total current liabilities	22,897,225	24,314,265

Deferred rent	1,748,158	2,409,942
Notes payable bank, net of current portion	1,318,750	—

Total liabilities	25,964,133	26,724,207

Commitments and contingencies

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; issued and outstanding 8,170,392 shares and 7,624,103 shares at March 31, 2009 and 2008, respectively	8,170	7,624
Additional paid-in capital	12,598,374	11,178,594
Accumulated deficit	(8,365,709)	(5,578,016)

Total stockholders’ equity	4,240,835	5,608,202

Total liabilities and stockholders’ equity	$30,204,968	$32,332,409

See accompanying notes to consolidated financial statements

‘mktg, inc.’
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

	2009	2008

Sales	$96,234,446	$80,833,857

Operating expenses:
Reimbursable program costs and expenses	17,246,902	17,040,426
Outside production and other program expenses	44,013,766	32,143,169
Compensation expense	28,374,493	24,769,447
General and administrative expenses	9,320,176	7,110,131

Total operating expenses	98,955,337	81,063,173

Operating loss	(2,720,891)	(229,316)

Interest income	28,008	157,835
Interest expense	(94,810)	(70,595)

Loss before provision for income taxes	(2,787,693)	(142,076)

Provision for income taxes	—	4,751,319

Net loss	$(2,787,693)	$(4,893,395)

Basic loss per share	$(.40)	$(.71)

Diluted loss per share	$(.40)	$(.71)

Weighted average number of shares outstanding:
Basic	7,049,317	6,935,806
Diluted	7,049,317	6,935,806

See accompanying notes to consolidated financial statements

‘mktg, inc.’
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

	Common Stock par value $.001		Additional Paid-in	Accumulated	Total Stockholders’

	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2007	7,626,001	$7,626	$10,733,431	$(684,621)	$10,056,436

Tax benefit from share-based payment arrangements	—	—	11,629	—	11,629

Issuance of restricted stock	359,352	359	(359)	—	—

Forfeiture of restricted stock	(361,250)	(361)	361	—	—

Compensation cost recognized in connection with vested stock	—	—	329,292	—	329,292

Compensation cost recognized in connection with stock options	—	—	104,240	—	104,240

Net loss	—	—	—	(4,893,395)	(4,893,395)

Balance, March 31, 2008	7,624,103	7,624	11,178,594	(5,578,016)	5,608,202

Issuance of stock in connection with acquisition	332,226	332	999,668	—	1,000,000

Issuance of restricted stock	560,603	560	(560)	—	—

Forfeiture of restricted stock	(346,000)	(346)	346	—	—

Compensation cost recognized in connection with vested stock	—	—	398,563	—	398,563

Compensation cost recognized in connection with stock options	—	—	21,763	—	21,763

Net loss	—	—	—	(2,787,693)	(2,787,693)

Balance, March 31, 2009	8,170,932	$8,170	$12,598,374	$(8,365,709)	$4,240,835

See accompanying notes to consolidated financial statements

‘mktg, inc.’
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

	2009	2008

Cash flows from operating activities:
Net loss	$(2,787,693)	$(4,893,395)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,516,724	632,461
Deferred rent amortization	(661,784)	(132,510)
Provision for bad debt expense	308,547	22,853
Share based compensation expense	420,326	433,532
Deferred income taxes	—	4,693,165
Changes in operating assets and liabilities:
Accounts receivable	(1,616,981)	5,521,511
Unbilled contracts in progress	2,670,847	(2,130,584)
Deferred contract costs	3,098,100	(2,819,903)
Prepaid expenses and other assets	(305,086)	134,912
Accounts payable	657,950	(1,511,997)
Accrued compensation	(1,582,824)	607,789
Accrued job costs	(1,165,192)	5,030,885
Other accrued liabilities	158,368	600,869
Deferred revenue	(160,342)	(7,712,526)

Net cash provided by (used in) operating activities	550,960	(1,522,938)

Cash flows from investing activities:
Cash paid for acquisition of 3 For All Partners, LLC	(3,348,251)	—
Restricted cash	(1,993,750)	—
Purchases of property and equipment	(622,222)	(679,245)

Net cash used in investing activities	(5,964,223)	(679,245)

Cash flows from financing activities:
Proceeds from note payable - bank	2,500,000	—
Excess tax benefits from share-based payment arrangements	—	11,629
Payments of debt	(506,250)	(2,000,000)

Net cash provided by (used in) financing activities	1,993,750	(1,988,371)

Net decrease in cash and cash equivalents	(3,419,513)	(4,190,554)
Cash and cash equivalents at beginning of year	5,323,527	9,514,081

Cash and cash equivalents at end of year	$1,904,014	$5,323,527

Supplemental disclosures of cash flow information:
Interest paid during the year	$85,034	$93,414

Income taxes paid during the year	$78,792	$100,917

Non-cash transactions relating to investing and financing activities:
Acquisition of 3 For All Partners – property and equipment	$44,809	$—

Acquisition of 3 For All Partners – goodwill and other intangible assets	$4,303,442	$—

Acquisition of 3 For All Partners – issuance of common stock	$1,000,000	$—

See accompanying notes to consolidated financial statements

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

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

(2)	Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company realized net losses of $2,787,693 and $4,893,395 for the years ended March 31, 2009, and 2008, respectively. In addition, as of March 31, 2009, current liabilities exceeded current assets by $8,965,591.

Subsequent to the end of Fiscal 2009, the Company experienced a reduction in deferred revenues (i.e., advance payments by clients), and were required to repay approximately $1.6 million in advance billings to Diageo as a result of a reduction in our Diageo business, which further negatively impacted our working capital deficit.

As more fully discussed in Note 6, as a result of our failure to comply with various financial and other covenants under the Credit Agreement with Sovereign Bank our credit facility was indefinitely suspended. In August 2009, because of our inability to borrow, the Company terminated the Credit agreement with its bank and paid off the then outstanding term loan balance.

In view of these matters, realization of the assets on the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

Due to our recent performance, management has taken substantial steps at the end of Fiscal 2009 and thereafter to reduce expenses and to reset the direction of the business into areas and markets consistent with our core capabilities. These steps include the reduction of our workforce by approximately 60 full-time persons in the aggregate and other cost cutting measures which are expected to reduce compensation, general and administrative expenses by approximately $8.6 million in the aggregate on an annual basis, and by $6.2 million in Fiscal 2010. Management’s forecast of its revenues also reflect a decrease of 22% for fiscal 2010 when compared to Fiscal 2009, and a 6% increase in Fiscal 2011 over that forecasted for Fiscal 2010. We expect that the June 30, 2008 acquisition of the assets of mktgpartners will result in increased future revenues but there can be no complete assurance that this will occur.

In light of our pressing cash needs caused by the events described above, on December 15, 2009, the Company consummated a $5 million financing led by an investment vehicle organized by Union Capital Corporation. In the financing, the Company issued $2.5 million in aggregate principal amount of Senior Secured Notes, $2.5 million in aggregate stated value of Series D Convertible Participating Preferred Stock initially convertible into 5,319,149 shares of Common Stock, and Warrants to purchase 2,456,272 shares of Common Stock. While the Secured Notes are outstanding the Company will be subject to certain financial covenants. See Note 14 – Subsequent Events for further details.

mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

The Company believes that cash currently on hand together with cash expected to be generated from operations along with the proceeds from the December 2009 financing will be sufficient to satisfy the Company’s operating cash needs for the next twelve months and enable the Company to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The carrying value of all financial instruments classified as a current asset or liability is deemed to approximate fair value due to the short maturity of these instruments and interest rates that approximate current market rates. The recorded value of long-term liabilities approximate fair values as interest approximates market rates.

	(d)	Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. Due to the short-term nature of the cash equivalents, the carrying value approximates fair value. At March 31, 2009 the Company had approximately $3,474,000 of cash on hand, including restricted cash, in excess of FDIC insurance limits.

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

	(f)	Unbilled Contracts in Progress/Accrued Job Costs

Unbilled contracts in progress represent revenue recognized in advance of billings rendered based on work performed to date on certain contracts. Accrued job costs are also recorded for such contracts.

mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

(g)	Deferred Contract Costs

Deferred contract costs represent direct contract costs and expenses incurred prior to the Company’s related revenue recognition on such contracts. Notwithstanding the Company’s accounting policy with regard to deferred contract costs, labor costs for permanent employees are expensed as incurred.

(h)	Property and Equipment

Property and equipment are stated at cost. Depreciation on furniture, fixtures and computer equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. Funds received from a landlord to reimburse the Company for the cost, or a portion of the cost, of leasehold improvements are recorded as deferred rent and amortized as reductions to rent expense over the lease term.

(i)	Goodwill

Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. Goodwill is subject to annual impairment tests which require the comparison of the fair value and carrying value of reporting units. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has one reporting unit, and utilized the closing NASDAQ Capital Market price of our Common Stock as of the balance sheet date as a basis to measure the fair value of goodwill. The Company did not identify any indication of impairment of its goodwill.

Balance as of March 31, 2008	$7,357,203
Goodwill acquired during the year	2,695,029

Balance as of March 31, 2009	$10,052,232

During the year ended March 31, 2009, goodwill increased by $2,695,029, as a result of our acquisition of 3 For All Partners, LLC in June 2008.

(j)	Intangible Assets

Intangible assets include the value of a customer relationship and an internet domain name. The customer relationship intangible asset is being amortized over its estimated economic life of five years. Amortization expense for the year ended March 31, 2009 for this asset amounted to $241,262.

mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

At March 31, 2009 and 2008, our balance sheet reflected:

	2009		2008

	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Customer relationship	$1,608,413	$241,262	—	—

Unamortized intangible assets: Internet domain name	$200,000	—	$200,000	—

Amortization expense is expected to be as follows for the years ending March 31,:

Fiscal Year	Amount

2010	$321,683
2011	321,683
2012	321,683
2013	321,683
2014	80,419

$1,367,151

(k)	Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset.

It is reasonably possible that the estimated future cash flows will be reduced significantly in the near term due to general economic conditions and reductions in revenue from the Company’s largest customer. As a result the carrying amount of long-lived assets may be reduced materially in the near term.

(l)	Revenue Recognition

The Company’s revenues are generated from projects subject to contracts requiring the Company to provide its services within specified time periods generally ranging up to twelve months. As a result, on any given date, the Company has projects in process at various stages of completion.Depending on the nature of the contract, revenue is recognized as follows: (i) on time and material service contracts, revenue is recognized as services are rendered and the costs are incurred; (ii) on fixed price retainer contracts, revenue is recognized on a straight-line basis over the term of the contract; (iii) on certain fixed price contracts, revenue is recognized as certain key milestones are achieved. Incremental direct costs associated with the fulfillment of certain specific contracts are accrued or deferred and recognized proportionately to the related revenue. Provisions for anticipated losses on uncompleted projects are made in the period in which such losses are determined.

mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

(m)	Reimbursable Program Costs and Expenses

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

(n)	Deferred Rent

Deferred rent consists of (i) the excess of the allocable straight line rent expense to date as compared to the total amount of rent due and payable through such period, and (ii) funds received from landlords to reimburse the Company for the cost, or a portion of the cost, of leasehold improvements. Deferred rent is amortized as a reduction to rent expense over the term of the lease.

(o)	Accounting for Stock-Based Compensation

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) – “Share-Based Payment” (“SFAS No. 123R”), which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R also amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. The Company elected to use the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. For each award that has a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Stock based employee compensation expense for the years ended March 31, 2009 and 2008 was $420,326 and $433,532 respectively.

(p)	Income Taxes

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

On April 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). There was no impact on the Company’s consolidated financial position, results of operations or cash flows at March 31, 2008 and for the year then ended as a result of implementing FIN 48. At the adoption date of April 1, 2007 and at March 31, 2008 and 2009, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of April 1, 2007 and March 31, 2008 and 2009, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress and is no longer subject to federal and state income tax audits by taxing authorities for years prior to March 2007.

(q)	Net Loss Per Share

Basic (loss) earnings per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted shares. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options and restricted stock. For the years ended March 31, 2009 and 2008, stock options and warrants to purchase approximately 399,657 and 487,016 shares of common stock were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. The weighted average number of shares outstanding consist of:

	2009	2008

Basic	7,049,317	6,935,806
Dilutive effect of options and restricted stock	—	—

Diluted	7,049,317	6,935,806

On December 15, 2009, The Company entered into a financing agreement which included the issuance of Series D Convertible Participating Stock, convertible into 5,319,149 shares of Common Stock and warrants to purchase 2,456,272 shares of the Company’s Common Stock (see Note 14).

(r)	Recent Accounting Standards Affecting the Company

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued authoritative guidance which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This guidance is effective for annual periods beginning after December 15, 2008. Management currently believes that the adoption of this guidance will not have a material impact on our financial statements.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

Business Combinations

In December 2007, the FASB revised the authoritative guidance for business combinations. Transaction costs are now required to be expensed as incurred and adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of income tax expense, rather than goodwill, among other changes. In April 2009, the FASB revised the authoritative guidance related to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Generally, assets acquired and liabilities assumed in a business combination that arise from contingencies must be recognized at fair value at the acquisition date. This guidance becomes effective for the Company as of April 1 2009. As this guidance is applied prospectively to business combinations with an acquisition date on or after the date the guidance becomes effective, the impact to the Company’s financial statements cannot be determined until the transactions occur.

Derivative Instrument and Hedging Activity Disclosures

In March 2008, the FASB amended and expanded the disclosure requirements related to derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how an entity accounts for derivative instruments and related hedged items and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The revised guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance, which provides only disclosure requirements, is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management currently believes that the adoption of this guidance will not have a material impact on our financial statements.

Fair Value Measurements

In February 2008, the FASB delayed the effective date of fair value measurement and disclosure guidance for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008.

In April 2009, the FASB issued authoritative guidance clarifying that fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions.

In August 2009, the FASB issued authoritative guidance clarifying the measurement of the fair value of a liability in circumstances when a quoted price in an active market for an identical liability is not available. The guidance emphasizes that entities should maximize the use of observable inputs in the absence of quoted prices when measuring the fair value of liabilities.

In September 2009, the FASB issued authoritative guidance that provides further clarification for measuring the fair value of investments in entities that meet the FASB’s definition of an investment company. This guidance permits a company to estimate the fair value of an investment using the net asset value per share of the investment if the net asset value is determined in accordance with the FASB’s guidance for investment companies as of the company’s measurement date.

Management currently believes that the adoption of this guidance will not have a material impact on the Company’s financial statements.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

Fair Value of Financial Instruments Disclosures

In April 2009, the FASB issued revised authoritative guidance requiring disclosures about fair value of financial instruments, currently provided annually, to be included in interim financial statements. Since this guidance provides only disclosure requirements, the adoption of this standard is not expected to impact the Company’s results of operations, cash flows or financial positions.

Subsequent Events

In May 2009, the FASB issued authoritative guidance which incorporates the principles and accounting guidance for recognizing and disclosing subsequent events that originated as auditing standards into the body of authoritative literature issued by the FASB, and prescribes disclosures regarding the date through which subsequent events have been evaluated. The Company is required to evaluate subsequent events through the date the financial statements are issued. This guidance becomes effective for the Company for the period ending June 30, 2009. Since this guidance is not intended to significantly change the current practice of reporting subsequent events, it is not expected to have an impact on the Company’s results of operations, cash flows or financial position.

Accounting Standards Codification

In June 2009, the FASB issued authoritative guidance which replaced the previous hierarchy of GAAP and establishes the FASB Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. This guidance modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. This guidance is effective for the Company as of September 30, 2009. The adoption of this guidance will not impact the Company’s results of operations, cash flows or financial positions since the FASB Codification is not intended to change or alter existing GAAP.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance is effective for the Company beginning on April 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. Management currently believes that the adoption of this guidance will not have a material impact on the Company’s financial statements.

(4)	Acquisition of 3 For All Partners, LLC

On June 30, 2008, the Company, through its wholly-owned subsidiary U.S. Concepts LLC, acquired substantially all of the assets of 3 For All Partners, LLC, d/b/a mktgpartners (“mktgpartners”) pursuant to an Asset Purchase Agreement between the Company, U.S. Concepts LLC, mktgpartners and mktgpartners’ members. Founded in 2003, mktgpartners focuses on entertainment and sports marketing, experiential marketing and promotional media, and is headquartered in New York, with additional offices in Chicago and San Francisco.

The consideration for the acquisition consisted of $3.25 million in cash and 332,226 common shares (the “Share Consideration”) of the Company’s common stock, valued at approximately $1,000,000. In addition the Company incurred $98,251 in direct acquisition costs.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

In connection with the acquisition, the Company hired all of mktgpartners’ employees and issued 166,113 shares of restricted common stock of the Company, valued at approximately $500,000, to certain of those employees. The restricted shares vest annually in equal installments over five years.

Pursuant to the Asset Purchase Agreement, $750,000 of the cash consideration and the entire share consideration were deposited into an escrow account to be held for a period of 18 months to satisfy indemnification claims, if any, that may be made by the Company under the Asset Purchase Agreement. In addition, as more fully set forth in the Asset Purchase Agreement, all or a portion of the escrowed consideration will be subject to release to the Company upon the occurrence of certain specified events under the Asset Purchase Agreement, including the termination of employment (other than due to death or by the Company without cause), of certain key employees of mktgpartners during the first year following the closing of the acquisition, and the failure to achieve “Gross Margin” targets during the 12 month period following the closing. In July 2009, following the approval of the Company’s Audit Committee, which was based on mktgpartners’ performance following the acquisition and other relevant factors, the escrowed cash was released to mktgpartners. As of December 31, 2009 the entire share consideration was releasable to mktgpartners.

The following table summarizes the allocation of the $4,348,251 purchase price utilizing the fair values of the assets acquired at June 30, 2008.

Purchase price – cash	$3,250,000
Purchase price – common stock	1,000,000
Direct acquisition costs	98,251

Total purchase price	$4,348,251

Property and equipment	$44,809
Goodwill	2,695,029
Customer relationship	1,608,413

Total asset acquired	$4,348,251

All of the $4,303,442 of goodwill and other intangible assets are expected to be deductible for income tax reporting purposes. The customer relationship intangible asset is being amortized over five years. Amortization expense for this asset for the year ended March 31, 2009 amounted to $241,262.

Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for the twelve months ended March 31, 2009 and 2008 have been prepared as though the acquisition of mktgpartners had occurred as of the beginning of the earliest period presented. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of mktgpartners occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

	Twelve Months Ended March 31, 2009	Twelve Months Ended March 31, 2008

Pro forma sales	$99,468,354	$97,874,193
Pro forma net (loss)	$(2,892,178)	$(4,378,807)
Pro forma basic (loss) per share	$(.41)	$(.63)
Pro forma diluted (loss) per share	$(.41)	$(.63)

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

The operations of mktgpartners have been included in the Company’s consolidated statement of operations since the date of the acquisition (June 30, 2008).

(5)	Property and Equipment

Property and equipment consist of the following:

	March 31, 2009	March 31, 2008

Furniture and fixtures	$2,312,868	$2,177,080
Computer equipment	3,466,407	2,961,631
Leasehold improvements	4,241,934	4,215,467

	10,021,209	9,354,178
Less: accumulated depreciation and amortization	7,199,888	5,924,426

Property and equipment, net	$2,821,321	$3,429,752

In October, 2008 the Company exercised its one-time option to terminate early its sublease for its principal office space in New York, effective October 25, 2009, resulting in an acceleration of amortization of its leasehold improvements for the three months ended December 31, 2008. In December 2009, subsequent to the balance sheet date, this previously terminated sublease was reinstated with the term of the lease extended to June 2015 resulting in a change in the estimated of life of the leasehold improvements to 78 months. This change was prospectively reflected effective January 1, 2009. Depreciation and amortization expense on property and equipment for the years ended March 31, 2009 and 2008 amounted to $1,275,462 and $632,461 respectively.

(6)	Notes Payable - Bank

On June 26, 2008 the Company entered into a Credit Agreement with Sovereign Bank under which the Company was provided with a three-year revolving credit facility in the principal amount of $2,500,000 for working capital purposes, and a three-year term loan in the amount of $2,500,000 that was used to fund a portion of the purchase price for the assets of 3 For All Partners, LLC. As of March 31, 2009 the Company had $1,993,750 of principal outstanding on the three-year term loan portion of the credit facility. Annual maturities of the three-year term loan are as follows:

Fiscal Year	Amount

2010	$675,000
2011	675,000
2012	643,750

$1,993,750

Pursuant to the Credit Agreement, among other things:

•	All outstanding loans under the Credit Agreement will become due on June 30, 2011 (the “Maturity Date”).
•

The Term Loan is repaid in 12 consecutive quarterly installments. The first 11 installments are in the amount of $168,750, with a final payment in the amount of $643,750 being due on the Maturity Date.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

•

Interest accrues on outstanding loans under the Credit Agreement at a per annum rate equal to, at the Company’s option, the prime rate (3.25% at March 31, 2009) from time to time in effect (but in no event less than the Federal Funds Rate plus one-half percent), or a LIBOR rate selected by the Company, plus a margin of 2.25%.

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

As of March 31, 2009, the Company was not in compliance with the Consolidated Debt Service Coverage Ratio and Consolidated Leverage Ratio covenants. In addition, as a result of a restatement of the Company’s financial statements as of and for the year ended March 31, 2008 and the quarter ended June 30, 2008, the Company breached its financial reporting obligations under the Credit Agreement. In May 2009, the Company entered into an amendment and waiver to the Credit Agreement under which Sovereign Bank (i) waived existing defaults, (ii) indefinitely suspended the revolving credit facility including testing of financial covenants, and (iii) required the Company to maintain deposits with Sovereign Bank at all times in an amount not less than the outstanding balance of the term loan as cash-collateral therefor, and (iv) suspends the Company’s obligation to comply with the financial covenants in the future during the period in which the revolving credit facility is suspended and the term loan is fully cash-collateralized. As a result of the amendment and factors described above, the Company did not have the ability to borrow under the Credit Agreement and therefore terminated the Credit agreement in August 2009 and paid off the remaining outstanding debt plus accrued interest by applying the cash collateral against the outstanding loan balance.

(7)	Stockholders’ Equity

(i) Stock Options

Under the Company’s 1992 Stock Option Plan (the “1992 Plan”), employees of the Company and its subsidiaries and members of the Board of Directors were granted options to purchase shares of Common Stock of the Company. The 1992 Plan was amended on May 11, 1999 to increase the maximum number of shares of Common Stock for which options may be granted to 1,500,000 shares. The 1992 Plan terminated in 2002, although options issued thereunder remain exercisable until the termination dates provided in such options. Options granted under the 1992 Plan were either intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or non-qualified options. Grants under the 1992 Plan were awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 1992 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors was determined by the committee of the Board of Directors. At March 31, 2009, there were 20,625 options issued and outstanding, expiring from April 2009 through April 2011, under the 1992 Plan.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended so as to increase the number of shares of Common Stock available under the plan to 1,250,000. In September 2008, the 2002 Plan was amended to increase the number of shares of Common Stock available under the plan to 1,650,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Committee of the Board of Directors. At March 31, 2009, there were 297,500 options, expiring from April 2011 through September 2017, issued under the 2002 Plan that remained outstanding. Any option under the 2002 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of March 31, 2009, the Company had 523,312 options or other awards available for grant under the 2002 Plan.

The maximum contractual option period for any of the options to purchase shares of Common Stock of the Company is ten years. The Company uses the Black-Scholes model to estimate the value of stock options granted under SFAS No. 123R. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of options. The assumptions presented in the table below represent the weighted-average of the applicable assumptions used to value stock options at their grant date. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience of the Company’s employees. In determining the volatility assumption, the Company considers the historical volatility of its Common Stock.

The per share weighted-average fair value of stock options granted on their respective date of grant using the modified Black-Scholes option-pricing model and their related weighted-average assumptions are as follows:

	2009	2008

Risk-free interest rate	N/A	4.36%
Expected life – years	N/A	5.19
Expected volatility	N/A	62.1%
Expected dividend yield	N/A	0%

A summary of option activity under all plans as of March 31, 2009, and changes during the two-year period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term	Aggregate intrinsic value

Balance at March 31, 2007	$3.07	751,875
Granted (A)	$2.31	80,000
Exercised	—	—
Canceled	$3.56	(365,625)

Balance at March 31, 2008	$2.56	466,250
Granted	—	—
Exercised	—	—
Canceled	$3.32	(148,125)

Balance at March 31, 2009 (vested and expected to vest)	$2.19	318,125	4.95	—

Exercisable at March 31, 2009	$2.19	318,125	4.95	—

(A)

Represents options granted to our non-employee directors - 40,000 shares at an exercise price of $2.26 per share and 40,000 shares at an exercise price of $2.35 per share. Fifty percent of the shares became exercisable on the date of grant and the remaining shares vested one year from the date of grant.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

No options were granted during the year ended March 2009. The weighted-average grant-date fair value of options granted in fiscal 2008 was $1.32. No options were exercised during Fiscal 2009 or 2008.

Total unrecognized compensation cost related to unvested stock option awards at March 31, 2009 amounted to $9,784 and is expected to be recognized over a one year period. Total compensation cost for the option awards amounted to $21,763 and $104,240 for the years ended March 31, 2009 and 2008, respectively.

(ii) Warrants

At the end of March 31, 2009 there was an outstanding warrant to purchase 40,766 shares of common stock at an exercise price per share of $3.68 held by one individual. The warrant expires on April 30, 2010.

(iii) Restricted Stock

During the years ended March 31, 2009 and 2008, the Company awarded 69,767 and 0 shares pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements and as of March 31, 2009 the Company had awarded 809,188 shares (net of forfeited shares) of common stock under the Company’s 2002 Plan to certain employees. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at their respective grant dates amount to approximately $1,300,624 and are recognized ratably as compensation expense over the vesting periods. The shares of common stock granted pursuant to such agreements vest in various tranches over one to five years from the date of grant.

The shares awarded to employees under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

During the years ended March 31, 2009 and 2008, the Company awarded 490,836 and 359,352 shares pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements and as of March 31, 2009 the Company had awarded 169,767 shares of common stock that were not issued under the Company’s 2002 Plan. These shares include the award of 69,767 shares to the Company’s President.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

A summary of all non-vested stock activity as of March 31, 2009, and changes during the two years then ended is presented below:

	Weighted average grant date fair value	Number of shares	Aggregate Intrinsic Value	Weighted average remaining contractual term

Unvested at March 31, 2007	$1.87	736,250

Awarded	$2.65	359,352
Vested	$1.96	(81,180)
Forfeited	$1.99	(361,250)

Unvested at March 31, 2008	$2.22	653,172

Awarded	$2.08	560,603
Vested	$2.12	(239,969)
Forfeited	$2.26	(346,000)

Unvested at March 31, 2009	$2.34	627,806	$583,860	4.08

Total unrecognized compensation cost related to unvested stock awards at March 31, 2009 amounted to $1,158,125 and is expected to be recognized over a weighted average period of 4.08 years. Total compensation cost for the stock awards amounted to $398,563 and $329,292 for the years ended March 31, 2009 and 2008, respectively.

(8)	Income Taxes

The components of income tax provision from continuing operations for the years ended March 31, 2009 and 2008 are as follows:

	2009	2008

Current:
State and local	$—	$20,639
Federal	—	25,886

	—	46,525

Deferred:
State and local	(162,212)	25,421
Federal	(842,763)	144,054
Change in valuation allowance	1,004,975	4,535,319

	—	4,704,794

	$—	$4,751,319

The differences between the provision for income taxes from continuing operations computed at the federal statutory rate and the reported amount of tax expense attributable to income from continuing operations before provision for income taxes for the years ended March 31, 2009 and 2008 are as follows:

	2009	2008

Statutory Federal income tax	(34.0)%	(34.0)%
State and local taxes, net of Federal benefit	(3.8)	(3.6)
Permanent differences	3.0	(16.8)
Stock compensation	—	210.4
Valuation allowance	36.1	3,192.2
Other	(1.3)	(4.0)

Effective tax rate	—%	3,344.2%

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in net deferred tax asset are as follows:

	2009	2008

Deferred tax (liabilities) assets:
Unbilled revenue	$(973,061)	$(1,216,327)
Allowance for doubtful accounts	160,865	155,108
Accrued compensation	149,384	660,184
Goodwill, principally due to differences in amortization	(327,304)	383,576
Net operating loss carryforwards	5,941,822	3,459,382
Share-based payment arrangements	738,654	781,491
Other	(150,066)	311,905

Deferred tax asset, net	5,540,294	4,535,319
Valuation allowance	(5,540,294)	(4,535,319)

Net deferred tax asset	$—	$—

At March 31, 2009, the Company had Federal net operating loss carry-forwards of approximately $14,759,000 that begin to expire on March 31, 2024, as follows:

Fiscal Year End	Amount

2024	$2,822,000
2025	190,000
2026	2,271,000
2029	9,476,000

$14,759,000

In assessing the realizability of deferred tax assets, management considers, in light of available objective evidence, whether it is more likely than not that some or all of such assets will be utilized in future periods. At March 31, 2009, the Company has incurred losses for fiscal years 2004 through 2009 for financial reporting purposes aggregating $12,832,000 and would have been required to generate approximately $13,850,000 of aggregate taxable income, exclusive of any reversals or timing differences, to fully utilize its net deferred tax asset. Accordingly, based upon the available objective evidence, particularly the Company’s history of losses, the Company provided for a full valuation allowance against its net deferred tax asset at March 31, 2009.

(9)	Significant Customers

For each of the years ended March 31, 2009 and 2008, Diageo North America, Inc. (“Diageo”) accounted for approximately 64% and 65% of the Company’s revenues, respectively. At March 31, 2009 and 2008, Diageo accounted for 45% and 62%, respectively, of the Company’s accounts receivable. For the year ended March 31, 2009, our second largest customer accounted for approximately 10% of the Company’s revenue, and at March 31, 2009 accounted for 5% of the Company’s accounts receivable.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

(10)	Employee Benefit Plan

The Company has a savings plan available to substantially all salaried employees which is intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Pursuant to the 401(k) Plan, employees may contribute up to 15% of their eligible compensation, up to the maximum amount allowed by law. The Company at its sole discretion may from time to time make discretionary matching contributions as it deems advisable. The Company’s current policy is to match its employee’s contributions to the 401(k) Plan at the rate of 50%, with the maximum matching contribution per employee being the lower of 2.5% of salary or $5,750 in any calendar year. For the years ended March 31, 2009 and 2008, the Company made discretionary contributions of approximately $91,000 and $148,000, respectively.

(11)	Leases

The Company has several non-cancelable operating leases, primarily for property, that expire through 2015. Rent expense for the years ended March 31, 2009 and 2008 amounted to approximately $1,194,000 and $1,314,000, respectively. Future non-cancelable minimum lease payments under all of the leases as of March 31, 2009 are as follows:

Year ending March 31,
2010	$1,812,000
2011	1,697,000
2012	1,327,000
2013	1,265,000
2014	1,271,000
Thereafter	1,620,000

$8,992,000

In October, 2008 the Company exercised its one-time option to terminate early its sublease for its principal office space in New York, effective October 25, 2009, and paid a non-refundable cancellation fee of $342,182 to the landlord. The Company signed an amendment in December 2009 which reinstates the previously terminated sublease for its principal New York City at an average annual rent of $1,203,000. Under the amendment, the sublease will terminate in June 2015.

(12)	Employment Agreements

In June 2008, upon the acquisition of mktgpartners (see Note 4) the Company initially employed one of the principal members of mktgpartners as its Chief Operating Officer. The Company then entered into a three-year employment agreement with this officer to become the Company’s President. This employment agreement, as amended, which expires on June 30, 2011, provides for an annual base salary of $330,000, and an annual bonus targeted at 40% of the base salary. Pursuant to the employment agreement, in the event that the President’s employment is terminated by the Company without “Cause” or by the President for “Good Reason”, this officer will be entitled to six months severance pay.

The Company’s Senior Vice President – Controller is currently employed with the Company pursuant to an “employment at will” letter agreement under which he is compensated by the Company at the rate of $190,000 per annum and eligible to receive an annual bonus targeted at 40% of base salary.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

(13)	Nasdaq Notice - Failure To Satisfy A Continued Listing Rule

	(a)	Failure to Timely File Annual and Quarterly Reports

On November 19, 2009, the Company received a letter from The Nasdaq Stock Market stating that the Company was not in compliance with the requirements for continued listing set forth in Nasdaq Listing Rule 5250(c)(1) because of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the period ended September 30, 2009.

In addition, the Company received similar letters from Nasdaq in July 2009 and August 2009 indicating that the Company’s securities were subject to delisting due to its failure to timely file its Annual Report on Form 10-K for the year ended March 31, 2009, and Quarterly Report on Form 10-Q for the period ended June 30, 2009, respectively. The Company submitted to Nasdaq a plan of compliance with respect to such reports and was granted an exception until January 11, 2010 to file such reports.

	(b)	Closing Bid Price of the Company’s Common Stock $1.00

On December 17, 2009, the Company received a letter from The Nasdaq Stock Market stating that they were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days.

Pursuant to Nasdaq’s Listing Rules, the Company has a 180 day grace period, until June 15, 2010, during which the Company may regain compliance if the bid price of its common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. In the event the Company does not regain compliance prior to the end of this grace period, Nasdaq will provide them with written notification that their common stock is subject to delisting. Alternatively, the Company may be eligible for an additional 180-day grace period if they meet Nasdaq’s initial listing standards (other than with respect to minimum bid price) for The Nasdaq Capital Market.

The Company intends to actively monitor the bid price for its common stock between now and June 15, 2010, and will consider available options to regain compliance with the Nasdaq minimum bid price requirements.

(14)	Related Party Transactions

In connection with the Company’s acquisition of mktgpartners, the Company’s President and former Chief Executive Officer of mktgpartners received $337,013 of the escrowed cash consideration released in July 2009. In addition, 182,724 of the escrowed share consideration is releasable to him as of December 31, 2009.

(15)	Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through January 20, 2010, the date these financial statements were issued.

	(a)	New York Sublease

The Company signed an amendment in December 2009 which reinstates the previously terminated sublease for its principal New York City offices at an average annual rent of $1,203,000. Under the amendment, the sublease will terminate in June 2015.

	(b)	Maritz Agreement

On May 27, 2009, we entered into an Agreement with Maritz LLC providing for a three year strategic alliance in the field of direct to consumer promotions effective June 1, 2009. Under the terms of the Agreement, Maritz will engage us as a subcontractor, or otherwise cause us to be engaged directly by Maritz clients, for the production of direct-to-consumer events and the performance of related services on behalf of Maritz clients. Under the terms of the Agreement, Maritz initially received 50,000 shares of our Common Stock as consideration for subcontracting specific client projects to us, and will be issued up to an additional 550,000 shares of Common Stock as additional consideration if certain performance targets are achieved by us under the alliance.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

(c)	Union Capital Financing

Transaction Details:

On December 15, 2009, the Company consummated a $5.0 million financing led by an investment vehicle organized by Union Capital Corporation (“UCC”). In the financing, the Company issued $2.5 million in aggregate principal amount of Senior Secured Notes, $2.5 million in aggregate stated value of Series D Convertible Participating Preferred Stock initially convertible into 5,319,149 shares of Common Stock, and Warrants to purchase 2,456,272 shares of Common Stock. As a condition to their participation in the Financing Arrangement, UCC required that certain of the Company’s directors, officers and employees (“Management Buyers”) collectively purchase $735,000 of the Securities on the same terms and conditions as the lead investor. Aggregate amounts above are inclusive of Management Buyer amounts.

The Secured Notes are secured by substantially all of the Company’s assets; bear interest at a rate of 12.5% per annum payable quarterly; and mature in one installment on December 15, 2012. The Company has the right to prepay the Secured Notes at any time. While the Secured Notes are outstanding, the Company will be subject to customary affirmative, negative and financial covenants. The financial covenants include (i) a fixed charge coverage ratio test requiring the Company to maintain a fixed charge coverage ratio of not less then 1.40 to 1.00 at the close of each fiscal quarter commencing December 31, 2010 , (ii) a minimum EBITDA test, to be tested at the end of each fiscal quarter commencing with the twelve months ending December 31, 2010, requiring the Company to generate “EBITDA” of at least $3,000,000 over the preceding four quarters, (iii) a minimum liquidity test requiring the Company to maintain cash and cash equivalents of $500,000 at all times, and (iv) limitations on capital expenditures.

The shares of Series D Preferred Stock issued in the financing have a stated value of $1.00 per share, and are convertible into Common Stock at a conversion price of $0.47. The conversion price of the Preferred Stock is subject to full ratchet anti-dilution provisions for 18 months following issuance and weighted-average anti-dilution provisions thereafter. Generally, this means that if the Company sells its non-exempt securities below the conversion price, the holders’ conversion price will be adjusted. Holders of the Series D Preferred Stock are not entitled to special dividends but will be entitled to be paid upon a liquidation, redemption or change of control, the stated value of such shares plus the greater of (a) a 14% accreting liquidation preference, compounding annually, and (b) 3% of the volume weighted average price of the Common Stock outstanding on a fully-diluted basis (excluding the shares issued upon conversion of the Series D Preferred Shares) for the 20 days preceding the event. A consolidation or merger, a sale of all or substantially all of the Company’s assets, and a sale of 50% or more of Common Stock would be treated as a change of control for this purpose.

After December 15, 2015, holders of the Series D Preferred Stock can require the Company to redeem the Series D Preferred Stock for cash at its stated value plus any accretion thereon. In addition, the Company may be required to redeem the Series D Preferred Stock for cash earlier upon the occurrence of a “Triggering Event.” Triggering Events include (i) a failure to timely deliver shares of Common Stock upon conversion of Series D Preferred Stock, (ii) failure to pay amounts due to the holders (after notice and a cure period), (iii) a bankruptcy event with respect to the Company or any of its subsidiaries, (iv) default under other indebtedness in excess of certain amounts, and (v) a breach of representations, warranties or covenants in the documents entered into in connection with the financing. Upon a Triggering Event or failure to redeem the Series D Preferred Stock, the accretion rate on the Series D Preferred Stock will increase to 16.5% per annum. The Company may also be required to pay penalties upon a failure to timely deliver shares of Common Stock upon conversion of Series D Preferred Stock.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

The Series D Preferred Stock votes together with the Common Stock on an as-converted basis, and the vote of a majority of the shares of the Series D Preferred Stock is required to approve, among other things, (i) any issuance of capital stock senior to or pari passu with the Series D Preferred Stock; (ii) any increase in the number of authorized shares of Series D Preferred Stock; (iii) any dividends or payments on equity securities; (iv) any amendment to the Company’s Certificate of Incorporation, By-laws or other governing documents that would result in an adverse change to the rights, preferences, or privileges of the Series D Preferred Stock; (v) any material deviation from the annual budget approved by the Board of Directors; and (vi) entering into any material contract not contemplated by the annual budget approved by the Board of Directors.

So long as at least 25% of the shares of Series D Preferred Stock issued at closing are outstanding, the holders of the Series D Preferred Stock as a class will have the right to designate two members of the Company’s Board of Directors, and so long as at least 15% but less than 25% of the shares of Series D Preferred Stock issued at the closing are outstanding, the holders of the Series D Preferred Stock will have the right to designate one member of the Board of Directors. Additionally, the holders of Series D Preferred Stock have the right to designate two non-voting observers to the Company’s Board of Directors.

At the request of the holders of a majority of the shares of Common Stock issuable upon conversion of the Series D Preferred Stock and exercise of the Warrants, if ever, the Company will be required to file a registration statement with the SEC to register the resale of such shares of Common Stock under the Securities Act of 1933, as amended.

Upon closing of the financing, UCC became entitled to a closing fee of $325,000, half of which was paid upon the closing and the balance of which will be paid in six monthly installments beginning January 1, 2010. The Company also reimbursed UCC for its fees and expenses in the amount of $250,000. Additionally, the Company entered into a management consulting agreement with UCC under which UCC provides the Company with management advisory services and the Company pays UCC a fee of $125,000 per year for such services. Such fee will be reduced to $62,500 per year if the holders of the Series D Preferred Stock no longer have the right to nominate two directors and UCC no longer owns at least 40% of the Common Stock purchased by it at closing (assuming conversion of Series D Preferred Stock and exercise of Warrants held by it). The management consulting agreement will terminate when the holders of the Series D Preferred Stock no longer have the right to nominate any directors and UCC no longer owns at least 20% of the Common Stock purchased by it at closing (assuming conversion of Series D Preferred Stock and exercise of Warrants held by it).

Planned and Pro Forma Accounting:

The Company’s accounting for the financing will initially be reflected in its quarterly report for the period ended December 31, 2009. However, the Company has preliminarily evaluated the financial instruments issued under current accounting standards and has reached the following preliminary conclusions regarding classification and measurement of the financial instruments:

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

The Preferred Stock is a hybrid financial instrument that embodies the risks and rewards typically associated with both equity and debt instruments. Accordingly, the Company is required to evaluate the features of this contract to determine its nature as either an equity-type contract or a debt-type contract. The Company’s preliminary conclusions are that the Preferred Stock is generally more akin to a debt-type contract, principally due to its redemption features. As a result, the embedded conversion feature and those other features that have risks associated with debt require bifurcation and classification in liabilities as a compound embedded derivative financial instrument. The principal accounting concept requires bifurcation in these instances when the embedded feature and the host contracts have risks that are not clearly and closely related. Certain exemptions to this rule, such as the traditional conventional convertible exemption and the common-indexed exemption were not available to the Company because the Preferred Stock is not indexed, as that term is defined, to the Company’s common stock. Accordingly, the conversion feature, along with certain other features that have risks of equity, will require bifurcation and classification in liabilities as a compound embedded derivative financial instrument. Derivative financial instruments are required to be measured at fair value both at inception and an ongoing basis. While the Company has not yet completed the valuation of the compound embedded derivative, the Company intends to utilize the Monte Carlo Simulation technique, because that model affords the flexibility to incorporate all of the assumptions that market participants would likely consider in determining the value for purposes of trading the hybrid contract. Further, due to the redemption feature, the Company will be required to carry the host Preferred Stock outside of stockholders’ equity; generally referred to as the mezzanine and any discount resulting from the initial allocation will require accretion through charges to retained earnings, using the effective method, over the period from issuance to the redemption date.

The Company has preliminarily concluded that the Warrants require classification in stockholders’ equity. The principal concepts underlying accounting for warrants provide a series of conditions, related to the potential for net cash settlement, which must be met in order to achieve equity classification. The Company’s preliminary conclusion is that the Warrants meet the conditions for equity classification. Notwithstanding, the Company will be required to measure the fair value of the Warrants on the inception date to provide a basis for allocating the net proceeds to the various financial instruments issued in the financing. The Company currently intends to utilize the Black-Scholes-Merton valuation technique, because that method embodies, in the Company’s view, all of the assumptions that market participants would consider in determining the fair value of the contract for purposes of a sale or exchange.

The Company’s accounting will require an allocation of the proceeds to the individual financial instruments comprising the financing. As it relates to the Management Buyers, the Company will be required to recognize as compensation expense the amount that the fair value of the share-linked financial instruments (i.e. Preferred Stock and Warrants) exceeds the proceeds that the Company received. Those financial instruments subject to allocation are preliminarily identified as the Secured Notes, Preferred Stock, Compound Embedded Derivative and the Warrants. Other than the compensatory amounts, current accounting concepts generally provide that the allocation is, first, to those instruments that are required to be recorded at fair value; that is, the Compound Embedded Derivative, and the remainder based upon relative fair values. Discounts to the face value of the Secured Notes and redemption amounts of the Preferred Stock require amortization to interest expense and accretion to retained earnings, respectfully, using the effective method over the related term.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

	UCC	Management Buyers	Total

Proceeds:
Gross proceeds	$4,265,000	$735,000	$5,000,000
Closing costs (iii)	(325,000)	—	(325,000)
Reimbursement of investor costs (iii)	(250,000)		(250,000)

Net proceeds	$3,690,000	$735,000	$4,425,000

Allocation (i):
Accrued financing costs	$162,500	$—	$162,500
Series D Preferred Stock (iv)	1,060,138	233,098	1,293,236
Secured Notes Payable	1,006,493	363,293	1,369,786
Compound Embedded Derivatives (CED) (ii):
Series D Preferred Stock	949,106	167,489	1,116,595
Secured Notes Payable	23,842	4,207	28,049
Warrants	487,921	183,852	671,773
Compensation Expense	—	(216,939)	(216,939)

	$3,690,000	$735,000	$4,425,000

Notes to allocation table:

(i) The allocation of net proceeds from UCC is first to the derivative financial instruments, because current accounting standards require their initial, and ongoing recognition at fair value. The residual is allocated among the Series D Preferred Stock, Secured Notes Payable and warrants based upon their relative fair values. The allocation of net proceeds of management buyers are to the share-linked contracts at their fair values, the Secured Notes Payable at the residual and the difference to compensation expense. The fair value of the Series D Preferred and the Secured Notes Payable were further allocated to the derivative, at fair value, at the host contract at residual.

(ii) Fair values are determined as follows: The Series D Preferred Stock was valued as a common stock equivalent, using the trading market price on the financing date, plus enhancements associated with certain beneficial features (e.g. anti-dilution adjustments). The Secured Notes Payable were valued as a forward contract using credit-risk adjusted market rates associated with expectations of credit worthiness of the Company. The CED associated with the Series D Preferred Stock was valued using the Monte Carlo Simulation Model. The CED associated with the Secured Notes Payable was valued as a forward contract, using probability trees and credit-risk adjusted market rates. Warrants were valued using the Black-Scholes-Merton Valuation Technique.

(iii) Closing costs of $325,000 are paid directly to the investor with $162,500 paid at closing and the remaining portion to be paid in six monthly installments of $27,083.33 beginning January 1, 2010. The Company agreed to reimburse UCC up to $250,000 of out-of-pocket expenses of which $150,000 was paid upon signing of the agreement and the remainder paid at closing. Financing costs paid directly to an investor or creditors are reflected in the allocation as original issue discount to the financial instruments.

(iv) The Series D Preferred and Secured Notes Payable will be accreted and amortized, respectively, to their redemption values over the term of the contracts using the effective interest method.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

Unaudited Condensed Pro Forma Balance Sheet

The following unaudited condensed pro forma balance sheet as of March 31, 2009 gives effect to the UCC Financing Transaction as though the financing had been consummated on March 31, 2009. Unaudited pro forma financial information is provided for informational purposes and is not necessarily indicative of the financial condition that would have been reported had the Company completed the financing on March 31, 2009.

	As Reported	Pro Forma Adjustments	Pro Forma

Current assets:
Cash and cash equivalents (i)	$1,904,014	$2,839,118	$4,743,132

All other current assets	12,027,620	—	12,027,620

Total current assets	13,931,634	2,839,118	16,770,752

Other assets	16,273,334	—	16,273,334

Total assets	$30,204,968	$2,839,118	$33,044,086

Current liabilities
Current liabilities (ii)	$22,897,225	$162,500	$23,059,725

Derivative financial instruments (iii)	—	1,144,644	1,144,644

Indebtedness subject to settlement (i)	—	(1,585,882)	(1,585,882)

Total current liabilities	22,897,225	(278,738)	22,618,487

Deferred rent	1,748,158	—	1,748,158

Notes payable (iv)	1,318,750	1,369,786	2,688,536

Total liabilities	$25,964,133	$1,091,048	$27,055,181

Redeemable preferred stock (v)	$—	$1,293,236	$1,293,236

Stockholders’ equity:
Common stock	$8,170	$—	$8,170

Additional paid-in capital (vi)	12,598,374	671,773	13,270,147

Accumulated deficit (vii)	(8,365,709)	(216,939)	(8,582,648)

Total stockholders’ equity	$4,240,835	$454,834	$4,695,669

Total liabilities and stockholders’ equity	$30,204,968	$2,839,118	$33,044,086

Index to unaudited pro forma adjustments:

(i) This amount represents the net cash proceeds from the financing. Net proceeds subject to allocation amounted to $4,425,000 ($3,690,000 related to the UCC investor and $735,000 related to the Management Buyers). The difference of $1,585,882 was withheld at closing to settle other indebtedness, and is net of $575,000 paid to UCC for closing costs and other expenses.

(ii) This amount represents the accrued portion of the $575,000 paid to UCC for closing costs and other expenses. This balance is payable in six equal monthly installments.

(iii) This amount represents the derivative financial instruments recorded at fair value. The CED associated with the Series D Preferred amounted to $1,116,595; the CED associated with the Secured Notes amounted to $28,049. Derivative financial instruments are recorded initially and subsequently at fair value with changes reflected in income.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

(iv) This amount represents the proceeds that were allocated to the face value $2,500,000 Secured Notes. The discounted balance is subject to amortization to its face value with charges to interest expense using the effective method.

(v) This amount represents the proceeds that were allocated to the stated value $2,500,000 Series D Preferred Stock. The discounted balance is subject to accretion to its redemption value, including the preference payment, with charges to equity, similar to dividends. Accretions of preferred stock are reflected in the Company’s operations as a reduction of income to arrive at income (loss) applicable to common stockholders.

(vi) This amount represents the proceeds that were allocated to the Warrants. Warrants will require ongoing evaluation to determine if continued classification remains appropriate.

(vii) This amount represents the compensation expense related to the Management Buyers. Compensation expense is calculated as the fair value of the share-linked contracts less the proceeds received.

Amounts in the unaudited pro forma balance sheet are preliminary and may change as a result of material changes in the assumptions underlying the Company’s valuation techniques, if any.

(15)	Selected Quarterly Consolidated Financial Data (Unaudited)

Set forth below is quarterly data with respect to each fiscal quarter in the Company’s fiscal years ended March 31, 2009 and 2008.

Selected quarterly consolidated financial data for the year ended March 31, 2009 is presented below:

	First Quarter Ended June 30, 2008	Second Quarter Ended September 30, 2008	Third Quarter Ended December 31, 2008	Fourth Quarter Ended March 31, 2009

Sales	$22,238,133	$26,612,826	$25,720,210	$21,663,277
Operating expenses	23,082,927	26,048,863	25,638,870	24,184,677

Operating (loss) income	(844,794)	563,963	81,340	(2,521,400)

Net (loss) income	$(835,268)	$529,782	$63,588	$(2,545,795)
Net (loss) income per common share:
Basic	$(.12)	$.08	$.01	$(.36)
Diluted	$(.12)	$.07	$.01	$(.36)
Weighted average common shares:
Basic	6,993,046	7,041,749	7,116,416	7,167,789
Diluted	6,993,046	7,302,607	7,245,649	7,167,789

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

Selected quarterly consolidated financial data for the year ended March 31, 2008 is presented below:

	First Quarter Ended June 30, 2007	Second Quarter Ended September 30, 2007	Third Quarter Ended December 31, 2007	Fourth Quarter Ended March 31, 2008

Sales	$21,442,088	$14,475,903	$23,745,750	$21,170,116
Operating expenses	21,728,227	14,287,100	23,201,495	21,846,351

Operating (loss) income	(286,139)	188,803	544,255	(676,235)

Net (loss) income	$(324,977)	$179,984	$505,692	$(5,254,094)
Net (loss) income per common share:
Basic	$(.05)	$.03	$.07	$(.76)
Diluted	$(.05)	$.03	$.07	$(.76)
Weighted average common shares:
Basic	6,923,751	6,929,311	6,940,510	6,950,706
Diluted	6,923,751	7,091,856	7,181,518	6,950,706

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                    None.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

                    Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) as of March 31, 2009 in connection with our filing of this Annual Report on Form 10-K. Based on that evaluation, and due to our inability to timely file this Annual Report on Form 10-K, a material weakness, our Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2009, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

                    In connection with the preparation of the consolidated financial statements as of and for the quarter ended September 30, 2008, management determined that a number of clerical and accounting errors had been made in preparing its financial statements for the year ended March 31, 2008, as well as the subsequent fiscal quarter ended June 30, 2008, primarily in connection with the calculation and recognition of revenue, including reimbursable and outside production costs and expenses, and properly recording general and administrative expenses in the periods in which they were incurred. In addition, certain expense items were incorrectly classified as deferred contract costs instead of general and administrative expenses. As a result of these errors, we restated our consolidated financial statements for the year ended March 31, 2008, the interim periods within that year, and the interim period ended June 30, 2008, by filing Forms 10-K/A and 10-Q/A on May 11, 2009.

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

                    The above deficiencies and related errors, which were identified by management and brought by management to the attention of our auditors and Audit Committee, are believed to have been inadvertent and unintentional, and related in part, among other things, to a change in our accounting software during Fiscal 2008 and personnel changes. In addition, following the discovery of these errors, we began implementing remedial measures in order to improve and strengthen our internal control over financial reporting and avoid future misstatements of our financial statements. The remedial measures we have implemented include the following:

▪	We have restructured our accounting and finance departments so that reporting and oversight responsibilities are clearly defined;

▪

We have shifted the responsibility and maintenance of our revenue recognition worksheets from our customer management teams to the accounting department, and added additional processes designed to ensure that revenue and related costs attributable to client programs are effectively accounted for;

▪	We have increased the level of supervision over our accounting and finance personnel;

▪	We have modified and simplified the job cost module of our accounting software so that it can be more effectively utilized; and

▪	We have made changes to our employee expense reimbursement procedures.

                    We are monitoring the effectiveness of these measures, and may take further action as we deem appropriate to further strengthen our internal controls.

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

                    However, due to our inability to timely file this Annual Report on Form 10-K, our Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2009 our internal controls over financial reporting were not effective to ensure that reports required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

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

Changes in Internal Control over Financial Reporting

                    During the quarter ended March 31, 2009, we improved our internal control over financial reporting by implementing the remedial measures described above. Other than with respect to those remedial measures, there was no change in our internal control over financial reporting during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

          The following table sets forth information with respect to each Director and executive officer of the Company.

DIRECTORS

Marc C. Particelli Age: 64 Director since February 2005; Chairman of the Board

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

Charles Horsey Age: 41 Director since March 2009; President

Mr. Horsey has served as the Company’s President since March 1, 2009, previously served as the Company’s Chief Operating Officer from December 22, 2008, and originally joined the Company as an Executive Vice President on June 30, 2008 upon the Company’s acquisition of 3 For All Partners, LLC d/b/a mktgpartners (“mktgpartners”). Mr. Horsey helped found mktgpartners in 2003 and served as its Chief Executive Officer from January 2007 until it was acquired by the Company. Previously, from 1992 until co-founding mktgpartners, Mr. Horsey held various positions in the Contemporary Marketing division of Clear Channel Communications, Inc., culminating with his appointment as Chief Executive Officer of that division.

James H. Feeney Age: 70 Director since July 2004

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

Herbert M. Gardner Age: 70 Director since May 1997

Mr. Gardner has been the Executive Vice President, of Barrett-Gardner Associates, Inc., an investment and merchant banking firm, since October 2002. Prior thereto, he was the Senior Vice President of Janney Montgomery Scott LLC, an investment banking firm, since 1978. Mr. Gardner presently serves as Chairman of the Board of Directors of Supreme Industries, Inc. and as a director of Chase Packaging Corp., Nu Horizons Electronics Corp., TGC Industries, Inc. and Rumson Fair Haven Bank and Trust Company.

John A. Ward, III Age: 63 Director since July 2002

Mr. Ward was the Chief Executive Officer of Innovative Card Technologies, Inc. from August 15, 2006 until September 21, 2007, and was the interim Chief Executive Officer of Doral Financial Corporation from September 15, 2005 until August 15, 2006. Previously, Mr. Ward was the Chairman and Chief Executive Officer of American Express Bank from January 1996 until September 2000, and President of Travelers Cheque Group from April 1997 until September 2000. Mr. Ward joined American Express following a 27-year career at Chase Manhattan Bank, during which he held various senior posts in the United States, Europe and Japan. His last position at Chase was that of Chief Executive Officer of ChaseBankCard Services, which he held from 1993 until 1995. Presently serves as a director of Primus Guaranty, Ltd., Innovative Card Technologies and Industrial Enterprise of America.

Gregory J. Garville Age: 57 Director since December 2009

Mr. Garville has been the President of Union Capital Corporation since 1998, having joined Union Capital in 1983 as Director of Corporate Development. Mr. Garville began his career as a staff accountant with Union Carbide Corporation and held financial positions with the Rank Group Plc. and ENI. During his tenure at Union Capital, he has completed over 30 leveraged buy out transactions and managed portfolio investments in the advertising, marketing services, commercial and digital printing, direct mail, importing and distribution industries.

Arthur G. Murray Age: 64 Director since December 2009

Mr. Murray has been affiliated with Union Capital for over 40 years, and has been its Managing Director since 2002. He has spent his entire career in the consumer products industry, with over 25 years of general management experience leading companies in size from $15 million to $700 million in sales. He was with Sunshine Biscuits (Cheez-It Crackers, Hydrox Cookies) for 11 years, and served as its President and CEO until its sale to Keebler.

EXECUTIVE OFFICERS

James Haughton Age: 50 Senior Vice President – Controller (principal accounting officer)

Mr. Haughton, 50, is a Certified Public Accountant and has been employed by the Company in its finance and accounting department since November 2007, and has been its Senior Vice President – Controller since March 1, 2009. Previously, from October 2005 to June, 2007 Mr. Haughton was the Chief Financial Officer of National Retail Services, Inc., a full service provider of merchandising and retail marketing services. Prior to that, from January 2002 to October 2005, Mr. Haughton was a regional Chief Financial Officer at Euro-RSCG Worldwide, a global advertising and communications company.

          Both of Messrs. Garville and Murray were appointed to our Board as the designees of the holders of the Series D Convertible Participating Preferred Stock issued in our December 2009 financing, in accordance with the terms of the financing.

Audit Committee

          The Company has an Audit Committee currently composed of Herbert M. Gardner (Chairman), John A. Ward, III and James H. Feeney. The Board of Directors has determined that Herbert M. Gardner is an “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K and is independent as defined in rule 4605(a)(2) of the Marketplace Rules of the Nasdaq Stock Market.

Compliance With Section 16(a) Of The Exchange Act

          Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and Directors and persons who own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. To the Company’s knowledge, based solely on a review of the Forms 3, 4, and 5 submitted to the Company during and with respect to Fiscal 2009, there were no known failures to file a required Form 3, 4 or 5, and no known late filings of a required Form 3, 4 or 5 by any person required to file such forms with respect to the Company pursuant to Section 16 of the Exchange Act other than one inadvertent late filing of a Form 4 by each of Marc Particelli, John A. Ward, III, Herbert M. Gardner and James Feeney.

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

          Our compensation arrangements with those persons who served as our executive officers for all or part of Fiscal 2009 primarily reflect the individual circumstances surrounding the applicable executive officer’s hiring or appointment, as reflected in the employment agreements we entered into with those persons. The foregoing information is intended to provide context for the discussion that follows regarding our compensation arrangements with those persons who served as our executive officers for all or part of Fiscal 2009.

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

Role of Management Officers in Compensation Decisions

          The Committee makes all compensation decisions for executive officers. The President, together with other members of management, evaluate the performance of executive officers (other than the President), and the President then makes recommendations to the Committee with respect to annual salary adjustments, annual cash bonus awards and restricted stock grants. The Committee can exercise its discretion in modifying any recommended salary adjustments or discretionary cash or equity-based awards to executives.

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

•	Target cash bonus for our senior executives of up to 40% of base salary for the achievement of objectives established by the Committee and the Board of Directors;

•

Target cash bonus for other officers and senior management equal to 30% of the base salary of each such person for the achievement of objectives established by the Committee and the Board of Directors; and

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

Equity Compensation

President

          Upon his initial employment with the Company in connection with the acquisition of mktgpartners in June 2008, the Committee approved the award to Mr. Horsey of 69,767 shares of Common Stock under a Restricted Stock Agreement vesting over a five-year period. In addition, the Committee approved an award to Mr. Horsey of an additional 30,233 shares of restricted Common Stock upon Mr. Horsey’s appointment as Chief Operating Officer in December 2008, and an additional 100,000 shares of restricted Common Stock upon his appointment as President in March 2009.

Senior Vice President - Controller

          In connection with his appointment as Senior Vice President – Controller, Chief Financial Officer in March 2009, the Committee approved the award to Mr. Haughton of 25,000 shares of restricted Common Stock vesting over a five-year period.

Other Benefits

          The Company believes that establishing competitive benefit packages for its employees is an important factor in attracting and retaining highly qualified personnel. Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, and the Company’s 401(k) plan, in each case on the same basis as other employees. During Fiscal 2009, consistent with the Company’s practice with respect to all of its employees, the Company provided matching contributions under its 401(k) plan.Other than the 401(k) plan offered to all of its eligible employees, the Company does not offer retirement benefits.

SUMMARY COMPENSATION TABLE

          The following table shows compensation awarded to or earned by Charles Horsey, the Company’s President; James Haughton, the Company’s Senior Vice President – Controller and principal accounting officer; Charles F. Tarzian, who served as Company’s Chief Executive Officer during a portion of Fiscal 2009; and Fred Kaseff, who served as the Company’s Chief Financial Officer during a portion of Fiscal 2009 (collectively, the “Named Executive Officers”). Charles Tarzian and Fred Kaseff are no longer employed by the Company.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	All Other Compensation ($)		Total ($)

Charles Horsey, President (2)	2009	$220,877	—	$377,883	—		$598,760

James Haughton, Senior Vice President – Controller (4)	2009	$190,000	—	$86,200	$990	(3)	$277,190

Charles F. Tarzian, Chief Executive Officer (5)	2009	$343,750	—	—	$41,678	(7)	$385,428
	2008	$375,000	$187,500	$76,000	—		$638,500
	2007	$179,087	$85,000	$38,000	—		$302,087

Fred Kaseff, Chief Financial Officer (6)	2009	$252,083	—	—	$146,051	(8)	$398,134
	2008	$127,099	$55,000	$29,000	—		$211,099

(1)

The value of stock awards granted to the Named Executive Officers has been estimated pursuant to SFAS No. 123(R). The Named Executive Officers will not realize the estimated value of these awards in cash until these awards are vested and sold. For information regarding our valuation of awards of restricted stock, see “Restricted Stock” in Note 7 of our financial statements for the period ended March 31, 2009.

(2)	Commenced employment with the Company on June 30, 2008.
(3)	Consists of 401(k) matching contributions.
(4)	Was appointed Senior Vice President – Controller on March 1, 2009 and was not previously a Named Executive Officer.
(5)	Employment with us terminated on March 1, 2009.
(6)	Employment with us commenced on October 15, 2007 and terminated on March 1, 2009.
(7)	Consists $15,625 of severance payments following termination of employment, $18,865 of vacation pay and $7,188 in 401(k) matching contributions.
(8)	Consists $137,500 of severance payments following termination of employment, $7,405 of vacation pay and $1,146 in 401(k) matching contributions.

Outstanding Equity Awards at March 31, 2009

	Stock Awards

Name	Number of shares or Units of Stock That Have Not Vested (#)	Market Value of shares or Units of Stock That Have Not Vested ($)

Charles Horsey	200,000	$186,000
James Haughton	50,000	$46,500
Charlie Tarzian	__	__
Fred Kaseff	—	—

Executive Employment Contracts, Termination of
Employment and Change-in-Control Arrangements

          Charles Horsey. On June 30, 2008, the Company entered into an Employment Agreement with Mr. Horsey in connection with the acquisition of mktgpartners. The Employment Agreement was subsequently amended upon Mr. Horsey’s promotion to Chief Operating Officer. As amended, the Employment Agreement provides for a three-year term and provides Mr. Horsey with an annual base salary of $330,000, and an annual bonus targeted at 40% of his base salary. Pursuant to the Employment Agreement, in the event that Mr. Horsey’s employment is terminated by the Company without “Cause” or by Mr. Horsey for “Good Reason”, Mr. Horsey will be entitled to six months severance pay.

          James Haughton. Mr. Haughton is currently employed with the Company pursuant to a letter agreement under which he is compensated by the Company at the rate of $190,000 per annum and eligible to receive an annual bonus targeted at 40% of base salary.

          Charles F. Tarzian. On October 9, 2006, the Company entered into an Employment Agreement with Mr. Tarzian under which Mr. Tarzian joined the Company as its President and Chief Executive Officer. The Employment Agreement with Mr. Tarzian was for a three-year term and provided Mr. Tarzian with (i) an annual base salary of $375,000, (ii) an annual bonus targeted at 50% of his base salary, (iii) an initial award of 200,000 shares of the Company’s Common Stock under a Restricted Stock Agreement, and (iv) up to an additional 50,000 shares of restricted Common Stock per year based on the achievement of annual targets approved by the Company’s Board of Directors. Mr. Tarzian resigned from the Company effective March 1, 2009, at which time all unvested shares of restricted Common Stock were forfeited to the Company.

          Fred Kaseff. In connection with his appointment as Chief Financial Offer, Mr. Kaseff entered into a letter agreement with the Company which provided for an annual base salary of $275,000, the issuance to Mr. Kaseff upon the commencement of his employment of 100,000 shares of restricted Common Stock vesting over a five-year period, and eligibility to receive an annual bonus targeted at 40% of base salary. Mr. Kaseff resigned from the Company effective March 1, 2009, at which time all unvested shares of restricted Common Stock were forfeited to the Company.

Compensation of Directors

           The following table shows for the Fiscal 2009 certain information with respect to the compensation of all non-employee directors of the Company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards (1) ($)	All other compensation ($)	Total ($)

Marc C. Particelli (2)	$100,000	$105,000	__	__	$205,000
Herbert M. Gardner (3)	$63,625	$30,000	__	__	$93,625
John A. Ward, III (4)	$52,000	$30,000	__	__	$82,000
James H. Feeney (5)	$44,875	$30.000	__	__	$74,875

(1)

The value of option and stock awards granted to directors has been estimated pursuant to SFAS No. 123(R) for options granted and stock awarded in Fiscal 2009. The directors will not realize the estimated value of these awards in cash until these awards are vested, exercised and sold, as applicable. For information regarding our valuation of option awards and stock grants, see Note 7 of our financial statements for the period ended March 31, 2009.

(2)	At March 31, 2009, Mr. Particelli held options to purchase an aggregate of 165,000 shares of Common Stock.
(3)	At March 31, 2009, Mr. Gardner held options to purchase an aggregate of 57,500 shares of Common Stock.
(4)	At March 31, 2009, Mr. Ward held options to purchase an aggregate of 43,750 shares of Common Stock.
(5)	At March 31, 2009, Mr. Feeney held options to purchase an aggregate of 45,000 shares of Common Stock.

Current Director Compensation

          Pursuant to the terms of the agreements we entered into in connection with our December 2009 financing, the compensation we currently pay our directors is limited to cash compensation of (i) $4,000 per attendance at a meeting of the board of directors, (ii) $2,000 for participation in a telephonic meeting of the board of directors, (iii) $2,000 per attendance at or participation in a meeting of a committee of the board of directors, and (iv) $100,000 per year for Marc Particelli as our Chairman of the Board of Directors. Directors designated by the holders of our Series D Preferred Stock are not entitled to the foregoing compensation. All Directors are reimbursed for reasonable travel expenses incurred in connection with attending Board meetings. Directors no longer receive the stock grants described below.

Director Compensation During Fiscal 2009

          During Fiscal 2009, and until we completed our December 2009 financing, our directors were compensated pursuant to the following policies:

          Each of our non-employee Directors received an annual stipend of $20,000, a fee of $1,500 per Board meeting attended and a fee of $750 per Committee meeting attended. Directors were compensated for participation in telephonic Board and Committee meetings at one-half of the foregoing rates. As the Company’s Chairman of the Board, Mr. Particelli was entitled to an annual cash stipend in the amount of $100,000 per annum in lieu of the $20,000 stipend paid to other non-employee directors. In addition, the Chairmen of the Audit and Compensation Committees received annual payments of $15,000 and $7,500, respectively. All Directors were reimbursed for reasonable travel expenses incurred in connection with attending Board meetings.

          Each non employee director of the Company was also entitled to receive on the first day of each fiscal quarter shares of Common Stock with a value of $7,500 as of the last day of the preceding quarter, and Mr. Particelli, as the Company’s Chairman of the Board received in addition quarterly grants, on the 15th day of August, November, February and May, of shares of Common Stock with a value of $25,000 as of such date.

Compensation Committee Interlocks and Insider Participation

          None of the current members of the Compensation Committee have been, or are, an officer or employee of the Company. During Fiscal 2009, none of our executive officers served as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that had one or more executive officers serving as a member of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The following table sets forth certain information as of December 31, 2009 with respect to stock ownership of (i) those persons or groups known to the Company to beneficially own more than 5% of the Company’s outstanding Common Stock, (ii) each of the Company’s Directors and executive officers named in the summary compensation table, and (iii) the Company’s Directors and executive officers as a group. Unless otherwise indicated, the named beneficial owner has sole voting and investment power with respect to the shares.

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)

(i)	Beneficial Owners of More Than 5% of the Common Stock (Other Than Directors, Nominees and Executive Officers)

	UCC-mktg Investment, LLC	4,537,234	(2)	34.5%
	UCC-mktg Partners, LLC
	c/o Union Capital Corporation
	445 Park Avenue, 14th Floor
	New York, NY 10022

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)

	James C. Marlas	4,724,393	(3)	35.5%
	c/o Union Capital Corporation
	445 Park Avenue, 14th Floor
	New York, NY 10022

	Rutabaga Capital Management	772,784	(4)	9.0%
	64 Broad Street, 3rd Floor
	Boston, MA 02109

	Aquifer Capital Group, LLC	532,763	(5)	6.2%
	Adam M. Mizel
	460 Park Avenue, Suite 2101
	New York, NY 10022

	John P. Benfield	462,248		5.4%
	63 Murray Ave.
	Port Washington, NY 11050

	Donald A. Bernard	501,648		5.8%
	85 Tintern Lane
	Scarsdale, NY 10583

	Thomas E. Lachenman	435,698	(6)	5.1%
	7788 White Road
	Rising Sun, Indian 47040

	Brian Murphy	523,359		6.1%
	16 Beach Lane
	Westhampton Beach, New York 11978

(ii)	Directors, Nominees and Executive Officers

	Herbert M. Gardner	368,696	(7)	4.2%
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

	John A. Ward, III	233,937	(8)	2.7%
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

	Charles Horsey	751,242	(9)	8.5%
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)

	Marc C. Particelli	1,080,655	(10)	11.7%
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

	James H. Feeney	88,187	(11)	1.0%
	c/o 75 Ninth Avenue
	New York, NY 10011

	Gregory J. Garville	4,537,234	(2)	34.5%
	c/o Union Capital Corporation
	445 Park Avenue, 14th Floor
	New York, NY 10022

	Arthur G. Murray	0	(12)	*
	c/o Union Capital Corporation
	445 Park Avenue, 14th Floor
	New York, NY 10022

	James Haughton	55,604	(13)	*
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

(iii)	All Directors and Executive Officers as a Group (8 persons)	7,115,555	(14)	49.9%

*	Less than 1%.

(1)

All information was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission or otherwise available to the Company, and based on 8,596,951 shares of Common Stock on December 31, 2009.

(2)

Based solely on a Schedule 13D filed with the SEC on December 17, 2009. Consists of 4,537,234 shares of Common Stock issuable upon conversion of 2,132,500 shares of Series D Preferred Stock held directly by UCC-mktg Investment, LLC, which is managed by UCC-mktg Partners, LLC (“UCC Partners”). Gregory J. Garville and James C. Marlas, as Managing Directors and members of UCC Partners, share voting and investment control over these shares. Does not include 2,095,000 shares of Common Stock issuable upon exercise of warrants held by UCC-mktg Investment, LLC, which are not exercisable until June 13, 2010.

(3)

Based solely on a Schedule 13D filed with the SEC on December 170, 2009. Consists of shares of Common Stock held directly by UCC-mktg Investment, LLC as disclosed in note (2) above, as well as (i) 152,159 shares of Common Stock owned by the James C. Marlas 2007 Charitable Remainder UniTrust, of which Mr. Marlas and his wife are the lifetime beneficiaries and Mr. Marlas is the sole trustee; (ii) 15,000 shares of Common Stock owned by the James C. Marlas Revocable Trust dated 11/09/07, of which Mr. Marlas is the sole owner and beneficiary; and (iii) 20,000 shares of Common Stock owned by an individual retirement account for the benefit of Mr. Marlas. Does not include 2,095,000 shares of Common Stock issuable upon exercise of warrants held by UCC-mktg Investment, LLC, which are not exercisable until June 13, 2010.

(4)	Based solely on a Schedule 13F-HR filed with the SEC on September 30, 2009.

(5)	Based solely on a Schedule 13D initially filed with the SEC on July 21, 2008 and amended by an amendment filed with the SEC on April 30, 2009.

(6)

Includes 325,698 shares of Common Stock registered in the name of OG Holding Corporation Liquidation Trust. Mr. Lachenman is the trustee of OG Holding Corporation Liquidation Trust and owns the entire interest of the trust in the shares of Common Stock held by the trust.

(7)

Includes 71,327 shares of Common Stock issuable upon exercise of immediately exercisable warrants, 57,500 shares of Common Stock issuable upon exercise of immediately exercisable options, and 56,299 shares of Common Stock held in individual retirement accounts for the benefit of Mr. Gardner. Excludes (i) 23,766 shares of Common Stock held by Mr. Gardner’s wife, as to which Mr. Gardner disclaims any beneficial interest, and (ii) 25,180 shares of Common Stock owned by the Gardner Family Foundation, a charitable organization, of which Mr. Gardner is President and a board member.

(8)	Includes 43,750 shares of Common Stock issuable upon exercise of immediately exercisable options.

(9)

Includes 332,326 shares of Common Stock held of record by 3 For All Partners LLC. Mr. Horsey is the chief executive officer and holder of 55% of the membership interests of 3 For All Partners LLC. Also includes 186,047 shares of restricted stock that are subject to forfeiture, and 212,766 shares of Common Stock issuable upon conversion of 100,000 shares of Series D Preferred Stock. Does not include warrants to purchase 98,251 shares of Common Stock which are not exercisable until June 13, 2010.

(10)

Includes 165,000 shares of Common Stock issuable upon exercise of immediately exercisable options, 478,723 shares of Common Stock issuable upon conversion of 225,000 shares of Series D Preferred Stock, and 14,300 shares of Common Stock owned by Mr. Particelli’s IRA. Does not include Common Stock issuable upon conversion of 225,000 shares of Series D Preferred Stock owned by the Marc C. Particelli 2006 Family Trust (the “Trust”) or 1,500 shares of Common Stock owned by the Trust. The beneficiaries of the Trust are Mr. Particelli’s children, and Mr. Particelli’s wife is a trustee of the Trust. Mr. Particelli disclaims beneficial ownership of the shares held by the Trust. Also does not include warrants to purchase 221,064 shares of Common Stock which are not exercisable until June 13, 2010.

(11)	Includes 45,000 shares of Common Stock issuable upon exercise of immediately exercisable options.

(12)	Mr. Murray is a director and member of UCC Partners and disclaims beneficial ownership of the shares held by it.

(13)	Includes 45,000 shares of restricted stock subject to forfeiture.

(14)

Includes 5,281,915 shares of Common Stock issuable upon conversion of Series D Preferred Stock, 352,451 shares of Common Stock issuable upon exercise of immediately exercisable options and warrants and 241,651 shares of restricted stock subject to forfeiture.

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

mktgpartners Acquisition

          On June 30, 2008, the Company acquired substantially all of the assets of 3 For All Partners, LLC, d/b/a mktgpartners (“mktgpartners”). Charlie Horsey, who was not then employed by us but who is currently our President, is mktgpartners’ principal member. The consideration for the acquisition consisted of $3.25 million in cash and 332,226 shares of Common Stock valued at the time of the acquisition at approximately $1,000,000. Pursuant to the purchase agreement, $750,000 of the cash consideration and the entire share consideration were deposited into an escrow account to be held for a period of 18 months to satisfy indemnification claims, and were subject to release to the Company upon the occurrence of certain specified events under the purchase agreement, including the failure to achieve “Gross Margin” targets during the 12 month period following the closing. In July 2009, following the approval of the Company’s Audit Committee, which was based on mktgpartners’ performance following the acquisition and other relevant factors, the escrowed cash was released to mktgpartners. As of December 31, 2009 the entire share consideration was releasable to mktgpartners.

Management Participation in Series D Preferred Stock Financing

           As a condition to their participation in the December 2009 Series D Preferred Stock financing, Union Capital required that directors, officers and employees of ours collectively purchase $735,000 of the securities issued in the financing on the same terms and conditions as Union Capital. Directors, officers and employees participating in the financing included Marc Particelli, our Chairman of the Board, who invested $500,000 in the financing, and Charles Horsey, our President, who invested $200,000 in the financing. As a result of their respective investments, Mr. Particelli was issued a Senior Secured Note in the principal amount of $250,000, 250,000 shares of Series D Preferred Stock and a warrant to purchase 245,627 shares of Common Stock at an exercise price of $.001 per share; and Mr. Horsey was issued a Senior Secured Note in the principal amount of $100,000, 100,000 shares of Series D Preferred Stock and a warrant to purchase 98,251 shares of Common Stock at an exercise price of $.001 per share.

Director Independence

          The Board of Directors has determined that each of the following directors is an “independent director” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules: Herbert M. Gardner, James H. Feeney, Marc C. Particelli and John A. Ward, III. The Board of Directors has also determined that each of the members of its Audit, Compensation and Nominating Committees meets the independence requirements applicable to those committees prescribed by the Nasdaq Listing Rules and the Securities and Exchange Commission, as currently in effect.

Item 14.	Principal Accounting Fees and Services.

Principal Accounting Firm Fees

          The following table sets forth the aggregate fees billed to and accrued by the Company for Fiscal 2009 and Fiscal 2008 by Lazar Levine & Felix LLP and Parente Randolph, LLC. Lazar Levine & Felix LLP was the Company’s principal accounting firm for Fiscal 2008 and during Fiscal 2009 until its merger with Parente Randolph, LLC in February 2009, at which time Parente Randolph, LLC became the Company’s principal accounting firm. Parente Randolph, LLC subsequently changed its name to ParenteBeard LLC.

	Fiscal 2009	Fiscal 2008

Audit Fees (for audit of annual financial statements and review of quarterly financial statements)	$326,000	$293,000
Tax Fees (for federal, State and local tax compliance and planning)	118,000	57,000
All Other Fees (1)	260,000	35,000

Total	$704,000	$385,000

(1) For Fiscal 2009, these fees were incurred in connection with the restatement of financial statements for prior periods and the Company’s 401 (k) plan, and for Fiscal 2008, these fees relate to the audit of the Company’s 401(k) plan, and due diligence assistance in connection with an acquisition.

Pre-Approval Policies and Procedures

          The Audit Committee has adopted a policy requiring pre-approval by the Audit Committee of all services (audit and non-audit) to be provided to the Company by its independent auditor. In accordance with that policy, the Audit Committee approved all audit and non-audit services rendered to the Company by Lazar Levine and ParenteBeard LLC in Fiscal 2009 and has determined that the provision of non-audit services by such auditors was compatible with maintaining their independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report.

1. Financial Statements:

3. Exhibits:

Exhibit Number	Description of Exhibits.

3.1

Certificate of Incorporation, as amended, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the three month period ended September 30, 2009, filed with the Securities and Exchange Commission on May 11, 2009).

3.2

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2009).

3.3

Certificate of Designations, Designations, Preferences and Rights of Series D Convertible Participating Preferred Stock of ‘mktg, inc.’ (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2009).

4.1

Form of Senior Secured Promissory Notes of ‘mktg, inc.’ (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009).

4.2

Form of Warrant to Purchase Common Stock of ‘mktg, inc.’ (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009).

4.3

Registration Rights Agreement entered into by ‘mktg, inc.’ and purchasers of the Series D Convertible Participating Preferred Stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009).

10.1*	‘mktg, inc.’ 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 29, 2002).

10.2

Asset Purchase Agreement, dated as of June 30, 2008, by and among the Registrant, U.S. Concepts LLC, 3 For All Partners, LLC, Charlie Horsey, Evan Greenberg, Glenn Greenberg, Patty Hubbard and John Mousseau (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 26, 2008, filed with the Securities and Exchange Commission on July 2, 2008).

10.3

Credit Agreement, dated as of June 26, 2008, between the Registrant and Sovereign Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 26, 2008, filed with the Securities and Exchange Commission on July 2, 2008).

10.4	Amendment and Waiver, dated as of May 15, 2009, to the Credit Agreement dated as of June 26, 2008, by and between the Registrant and Sovereign Bank.

10.5*

Employment Agreement, dated June 30, 2008, between the Registrant and Charles Horsey, and Amendment to Employment Agreement, dated December 22, 2008, between the Registrant and Charles Horsey (incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K dated December 22, 2008, filed with the Securities and Exchange Commission on December 30, 2008).

10.6*

Restricted Stock Agreement, dated December 22, 2008, between the Registrant and Charles Horsey (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 22, 2008, filed with the Securities and Exchange Commission on December 30, 2008).

Exhibit Number	Description of Exhibits.

10.7

Agreement, dated as of May 27, 2009, between the Registrant and Maritz LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 27, 2009).

10.8*

Form of Indemnification Agreement for Directors and Officers, dated as of November 8, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 8, 2006, filed with the Securities and Exchange Commission on November 14, 2006).

10.9

Securities Purchase Agreement, dated as of November 25, 2009, by and among ‘mktg, inc.’, UCC-mktg Investment, LLC, and the “Management Investors” identified therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009).

10.10

Management Consulting Agreement, dated as of December 15, 2009, between ‘mktg, inc.’ and Union Capital Corporation (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009).

14

Registrant’s Code of Ethics (incorporated by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, initially filed with the Securities and Exchange Commission on July 22, 2004).

21	Subsidiaries of the Registrant.

23.1	Consent of Parente Randolph, LLC

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act.

32.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act.

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

‘mktg, inc.’

By:	/s/ Charles W. Horsey

Charles W. Horsey
President

Dated: January 20, 2010

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature and Title		Signature and Title

By:	/s/ Charles W. Horsey	By:	/s/ James R. Haughton

	Charles W. Horsey		James R. Haughton
	President and Director		Senior Vice President- Controller
	(Principal Executive Officer)		(Principal Financial Officer)

Dated: January 20, 2010		Dated: January 20, 2010

By:	/s/ Herbert M. Gardner	By:	/s/ John A. Ward, III

	Herbert M. Gardner		John A. Ward, III
	Director		Director

Dated: January 20, 2010		Dated: January 20, 2010

By:	/s/ James H. Feeney	By:	/s/ Marc C. Particelli

	James H. Feeney		Marc C. Particelli
	Director		Director

Dated: January 20, 2010		Dated: January 20, 2010