Form 10-Q
period 2009-06-30
'mktg, inc.'
filed 2010-01-20
CIK 886475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of December 15, 2009, 8,596,951 shares of the Registrant’s Common Stock, par value $.001 per share, were outstanding.

INDEX

‘mktg, inc.’

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

‘mktg, inc.’
Condensed Consolidated Balance Sheets
June 30, 2009 (Unaudited) and March 31, 2009

	June 30, 2009	March 31, 2009

Assets
Current assets:
Cash and cash equivalents	$1,449,365	$1,904,014
Accounts receivable, net of allowance for doubtful accounts of $449,000 at June 30, 2009 and $402,000 at March 31, 2009	2,948,864	7,895,107
Unbilled contracts in progress	1,717,061	1,574,301
Deferred contract costs	951,901	1,274,713
Prepaid expenses and other current assets	646,935	608,499
Restricted cash	675,000	675,000

Total current assets	8,389,126	13,931,634

Property and equipment, net	2,663,558	2,821,321

Restricted cash	1,150,000	1,318,750
Goodwill	10,052,232	10,052,232
Intangible assets - net	1,486,731	1,567,151
Other assets	517,155	513,880

Total assets	$24,258,802	$30,204,968

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable bank – current	$675,000	$675,000
Accounts payable	2,231,849	2,714,863
Accrued compensation	1,018,813	1,191,209
Accrued job costs	4,819,337	4,865,281
Other accrued liabilities	2,153,056	2,959,720
Deferred revenue	6,060,095	10,491,152

Total current liabilities	16,958,150	22,897,225

Deferred rent	1,723,930	1,748,158
Notes payable bank, net of current portion	1,150,000	1,318,750

Total liabilities	19,832,080	25,964,133

Commitments and contingencies

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; 8,386,931 shares issued and outstanding at June 30, 2009 and 8,170,392 shares issued and outstanding at March 31, 2009	8,387	8,170
Additional paid-in capital	12,731,757	12,598,374
Accumulated deficit	(8,313,422)	(8,365,709)

Total stockholders’ equity	4,426,722	4,240,835

Total liabilities and stockholders’ equity	$24,258,802	$30,204,968

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Condensed Consolidated Statements of Operations
Three Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended June 30,
	2009	2008

Sales	$19,819,104	$22,238,133

Operating expenses:
Reimbursable program costs and expenses	4,094,924	4,708,509
Outside production and other program expenses	7,545,403	9,763,362
Compensation expense	6,543,674	6,909,037
General and administrative expenses	1,565,539	1,702,019

Total operating expenses	19,749,540	23,082,927

Operating income (loss)	69,564	(844,794)

Interest (expense) income, net	(17,277)	9,526

Income (loss) before provision for income taxes	52,287	(835,268)

Provision for income taxes	—	—

Net income (loss)	$52,287	$(835,268)

Basic earnings (loss) per share	$.01	$(.12)

Diluted earnings (loss) per share	$.01	$(.12)

Weighted average number of common shares outstanding:
Basic	7,559,870	6,993,046
Diluted	7,570,100	6,993,046

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Condensed Consolidated Statements of Cash Flows
Three Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net income (loss)	$52,287	$(835,268)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	305,409	202,309
Deferred rent amortization	(24,228)	(52,919)
Provision for bad debt expense	21,200	90,911
Compensation expense on non-vested stock and stock options	133,600	130,104
Changes in operating assets and liabilities:
Accounts receivable	4,925,043	1,687,099
Unbilled contracts in progress	(142,760)	(505,915)
Deferred contract costs	322,812	744,384
Prepaid expenses and other current assets	(38,436)	(62,245)
Other assets	(3,275)	(69,577)
Accounts payable	(483,014)	(314,393)
Accrued compensation	(172,396)	352,876
Accrued job costs	(45,944)	1,910,118
Other accrued liabilities	(806,664)	(271,362)
Deferred revenue	(4,431,057)	(4,599,425)

Net cash used in operating activities	(387,423)	(1,593,303)

Cash flows from investing activities:
Cash paid for acquisition of 3 For All Partners, LLC	—	(3,348,251)
Restricted cash	168,750	—
Purchases of property equipment	(67,226)	(110,028)

Net cash provided by (used in) investing activities	101,524	(3,458,279)

Cash flows from financing activities:
Proceeds from note payable – bank	—	2,500,000
Payment of debt	(168,750)	—

Net cash used in provided by financing activities	(168,750)	2,500,000

Net (decrease) in cash and cash equivalents	(454,649)	(2,551,582)

Cash and cash equivalents at beginning of period	1,904,014	5,323,527

Cash and cash equivalents at end of period	$1,449,365	$2,771,945

Supplemental disclosures of cash flow information:
Interest paid during the period	$27,488	$2,552

Income taxes paid during the period	$2,523	$16.889

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Notes to the Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The following unaudited interim condensed consolidated financial statements of ‘mktg, inc.’ (formerly CoActive Marketing Group, Inc.) (the “Company”) for the three months ended June 30, 2009 and 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to GAAP for interim financial information and SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s results for the interim periods presented. The results of operations for the three months ended June 30, 2009 are not necessarily indicative of the results for a full year. Events and transactions occurring subsequent to the balance sheet date of June 30, 2009 were considered through January 20, 2010, the date these financial statements were issued.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of such assets will be utilized in future periods. For financial reporting purposes, the Company has incurred losses for fiscal years 2004 through 2009 aggregating $12,832,000. The Company must generate approximately $13,850,000 of aggregate taxable income, exclusive of any reversals or timing differences, to fully utilize its net deferred tax asset. Based upon the available objective evidence, including the Company’s history of losses, management does not believe that it is more likely than not that the net deferred tax asset will be fully utilized. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax asset.

In October 2008, the Company exercised its option to terminate its sublease for office space. As such, management revised its estimate for the remaining life of its leasehold improvements. The Company has negotiated an amendment which we expect to sign in January 2010 which reinstates the previously terminated sublease. Under the amendment, the sublease would terminate in June 2015 resulting in a change in the estimated of life of the leasehold improvements. This change was prospectively reflected effective January 1, 2009.

(c)	Net Income (Loss) Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options, warrant and unvested restricted stock. For the three months ended June 30, 2009 and 2008, stock options and warrants to purchase approximately 352,016 and 507,017 shares of common stock were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. The weighted average number of shares outstanding consists of:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008

Basic	7,559,870	6,993,046
Dilutive effect of options and restricted stock	10,230	—

Diluted	7,570,100	6,993,046

On December 15, 2009, The Company entered into a financing agreement which included the issuance of Series D Convertible Participating Stock, convertible into 5,319,149 shares of Common Stock and warrants to purchase 2,456,272 shares of the Company’s Common Stock (see Note 9).

(d)	Recent Accounting Standards Affecting the Company

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

Pursuant to the Asset Purchase Agreement, $750,000 of the cash consideration and the entire Share Consideration were deposited into an escrow account to be held to satisfy indemnification claims, if any, that may be made by the Company under the Asset Purchase Agreement. In addition, as more fully set forth in the Asset Purchase Agreement, all or a portion of the escrowed consideration will be subject to release to the Company upon the occurrence of certain specified events under the Asset Purchase Agreement, including the termination of employment (other than due to death or by the Company without cause), of certain key employees of mktgpartners during the first year following the closing of the acquisition, and the failure to achieve “Gross Margin” targets during the 12 month period following the closing. In July 2009, following the approval of the Company’s Audit Committee, which was based on mktgpartners’ performance following the acquisition and other relevant factors, the escrowed cash was released to mktgpartners. As of December 31, 2009 the entire share consideration was releasable to mktgpartners.

The unaudited pro forma results of operations for the three months ended June 30, 2008 have been prepared as though the acquisition of mktgpartners had occurred as of the earliest period presented. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of mktgpartners occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

Three Months Ended June 30, 2008

Pro forma sales	$25,472,041
Pro forma net (loss)	$(939,753)
Pro forma basic (loss) per share	$(.13)
Pro forma diluted (loss) per share	$(.13)

(4)	Bank Credit Facility

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

As of June 30, 2008, the Company was not in compliance with these financial covenants. In addition, as a result of a restatement of the Company’s financial statements as of and for the year ended March 31, 2008 and the quarter ended June 30, 2008, the Company breached its financial reporting obligations under the Credit Agreement. In May 2009, the Company entered into an amendment and waiver to the Credit Agreement under which Sovereign Bank (i) waived existing defaults, (ii) indefinitely suspended the revolving credit facility including testing of financial covenants, and (iii) required the Company to maintain deposits with Sovereign Bank at all times in an amount not less than the outstanding balance of the term loan as cash-collateral therefor. As a result of the amendment and factors described above, the Company did not have the ability to borrow under the Credit Agreement and therefore terminated the Credit agreement in August 2009 and paid off the term loan by applying the cash collateral against the outstanding loan balance. At June 30, 2009 the current and non-current portions of term loan were $675,000 and $1,150,000, respectively.

(5)	Accounting for Stock-Based Compensation

Stock Options

Under the Company’s 1992 Stock Option Plan (the “1992 Plan”), employees of the Company and its affiliates and members of the Board of Directors were granted options to purchase shares of Common Stock of the Company. The 1992 Plan was amended on May 11, 1999 to increase the maximum number of shares of Common Stock for which options may be granted to 1,500,000 shares. The 1992 Plan terminated in 2002, although options issued thereunder remain exercisable until the termination dates provided in such options. Options granted under the 1992 Plan were either intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or non-qualified options. Grants under the 1992 Plan were awarded by a Committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 1992 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors is determined by the Committee of the Board of Directors. At June 30, 2009, there were 13,750 options issued under the 1992 Plan, expiring from April 2010 through April 2011 that remain outstanding.

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, or consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended to increase the number of shares of Common Stock available under the plan to 1,250,000. In September 2008, the 2002 Plan was amended to increase the number of shares of Common Stock available under the plan to 1,650,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a Committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Committee of the Board of Directors. At June 30, 2009, there were 297,500 options issued under the 2002 Plan, expiring from April 2011 through September 2017 that remain outstanding. Any option under the 2002 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of June 30, 2009, the Company had 407,313 shares of Common Stock available for grant of awards under the 2002 Plan.

Stock option compensation expense in the three month periods ended June 30, 2009 and 2008 represent the estimated fair value of options and warrants outstanding which are being amortized on a straight-line basis over the requisite vesting period of the entire award.

No stock options were granted during the three month periods ended June 30, 2009 or 2008.

A summary of option activity under all plans as of June 30, 2009, and changes during the period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Balance at March 31, 2009	$2.19	318,125	4.95	$0
Granted	—	—
Exercised	—	—

Canceled	$3.38	(6,875)
Balance at June 30, 2009 (vested and expected to vest)	$2.16	311,250	4.80	$0

Exercisable at June 30, 2009	$2.16	311,250	4.80	$0

At June 30, 2009 there were no unvested stock option awards. Total compensation cost for the three months ended June 30, 2009 amounted to $3,261. There was no compensation cost for the three months ended June 30, 2008.

Warrants

At each of June 30, 2009 and March 31, 2009, there was an outstanding warrant to purchase 40,766 shares of common stock at an exercise price per share of $3.68 held by one Director of the Company. The warrant expires on April 30, 2010.

Non-Vested Stock

As of June 30, 2009, pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements, the Company had awarded 925,187 shares of common stock under the Company’s 2002 Plan to certain employees. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at their respective grant dates amounted to $1,402,726 and will be recognized ratably as compensation expense over the vesting periods. The shares of common stock granted pursuant to such agreements vest in various tranches up to five years from the date of grant.

The shares awarded under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

As of June 30, 2009, pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements, the Company had awarded 219,767 shares of common stock that were not issued under the Company’s 2002 Plan. These shares include the award of 69,767 shares to the Company’s President.

A summary of all non-vested stock activity as of June 30, 2009, and changes during the three month period then ended is presented below:

	Weighted average grant date fair value	Number of shares	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Unvested at March 31, 2009	$2.34	627,806	4.08	$583,860

Awarded	$1.05	183,999
Vested	$1.05	(87,225)
Forfeited	$2.41	(18,000)

Unvested at June 30, 2009	$2.15	706,580	3.75	$763,107

Total unrecognized compensation cost related to unvested stock awards at June 30, 2009 amounts to approximately $1,174,889 and is expected to be recognized over a weighted average period of 3.75 years. Total compensation cost for the three months ended June 30, 2009, amounted to approximately $130,339 for the stock awards.

(6)	Concentrations

The Company had sales to one customer of 63% of total sales for the three months ended June 30, 2009. Sales to this customer approximated $12.5 million for the period. Accounts receivable as of June 30, 2009 from this customer was approximately $830,000.

(7)	Income Taxes

The Company did not record a provision or benefit for federal, state and local income taxes for the three months ended June 30, 2009 and 2008 because any such provision or benefit would be fully offset by a change in the valuation allowance against the Company’s net deferred tax asset established as a result of our historical operating losses.

(8)	Contingencies

(a) Nasdaq Notice - Failure To Satisfy A Continued Listing Rule

(i) Failure to Timely File Annual and Quarterly Reports

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

(ii) Closing Bid Price of the Company’s Common Stock $1.00

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

(9)	Subsequent Events

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

	(b)	Union Capital Financing

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

Unaudited Condensed Pro Forma Balance Sheet

The following unaudited condensed pro forma balance sheet as of June 30, 2009 gives effect to the UCC Financing Transaction as though the financing had been consummated on June 30, 2009. Unaudited pro forma financial information is provided for informational purposes and is not necessarily indicative of the financial condition that would have been reported had the Company completed the financing on June 30, 2009.

	As Reported	Pro Forma Adjustments	Pro Forma

Current assets:
Cash and cash equivalents (i)	$1,449,365	$2,839,118	$4,288,483

All other current assets	6,939,761	—	6,939,761

Total current assets	8,389,126	2,839,118	11,228,244

Other assets	15,869,676	—	15,869,676

Total assets	$24,258,802	$2,839,118	$27,097,920

Current liabilities
Current liabilities (ii)	$16,958,150	$162,500	$17,120,650

Derivative financial instruments (iii)	—	1,144,644	1,144,644

Indebtedness subject to settlement (i)	—	(1,585,882)	(1,585,882)

Total current liabilities	16,958,150	(278,738)	16,679,412

Deferred rent	1,723,930	—	1,723,930

Notes payable (iv)	1,150,000	1,369,786	2,519,786

Total liabilities	$19,832,080	$1,091,048	$20,923,128

Redeemable preferred stock (v)	$—	$1,293,236	$1,293,236

Stockholders’ equity:
Common stock	$8,387	$—	$8,387

Additional paid-in capital (vi)	12,731,757	671,773	13,403,530

Accumulated deficit (vii)	(8,313,422)	(216,939)	(8,530,361)

Total stockholders’ equity	$4,426,722	$454,834	$4,881,556

Total liabilities and stockholders’ equity	$24,258,802	$2,839,118	$27,097,920

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                    This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect,” “plan,” “predict,” “may,” “should,” “will,” the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company’s expectations are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 under “Risk Factors,” including but not limited to “Need for Additional Funding; Working Capital Deficit,” “Recent Losses,” “Internal Controls,” “Concentration of Customers,” “Recent Economic Changes,” “Dependence on Key Personnel,” “Unpredictable Revenue Patterns,” “Competition,” and “Risks Associated with Acquisitions,” in addition to other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

                    Our services include experiential and face to face marketing, event marketing, interactive marketing, ethnic marketing, and all elements of consumer and trade promotion, and are marketed directly to our clients by our sales force operating out of offices located in New York, New York; Cincinnati, Ohio; Chicago, Illinois; San Francisco, California and Los Angeles, California.

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

Results of Operations

          Overview

                    We have been unprofitable in both Fiscal 2008 and Fiscal 2009, primarily as a result of increasing expenses and hiring of additional personnel and overhead in advance of revenue that did not materialize. However, due in large part to our mktgpartners acquisition as well as cost-cutting measures, our operating income for the three months ended June 30, 2009 increased by $915,000 to $70,000, from an operating loss of ($845,000) for the three months ended June 30, 2008. The increase in operating income reflects a $413,000 increase in operating revenue and a $502,000 decrease in compensation and general and administrative expenses. In light of our recent performance, management has taken substantial steps subsequent to the end of Fiscal 2009 to reduce expenses, including reducing our workforce by approximately 60 full-time persons in the aggregate. These efforts are expected to reduce compensation, general and administrative expenses by approximately $8.6 million in the aggregate on an annual basis, and by $6.2 million in Fiscal 2010.

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

                    The following table presents operating data expressed as a percentage of Operating Revenue for each of the fiscal quarters ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,

	2009	2008

Statement of Operations Data:
Operating revenue	100.0%	100.0%
Compensation expense	80.0%	89.0%
General and administrative expense	19.1%	21.9%
Operating income (loss)	0.9%	(10.9%)
Interest (expense) income, net	(0.2%)	0.1%
Income (loss) before provision for income taxes	(0.7%)	(10.8%)
Provision for income taxes	0.0%	0.0%
Net income (loss)	(0.7%)	(10.8%)

                    Sales. Sales consist of fees for services, commissions, reimbursable program costs and expenses and other production and program expenses. We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts. The amount of reimbursable program costs and expenses, and outside production and other program expenses which are included in revenues will vary from period to period, based on the type and scope of the service being provided. Sales for the three months ended June 30, 2009 decreased 11% to $19,819,000, compared to $22,238,000 for the quarter ended June 30, 2008. The decrease in sales is primarily due to a decrease in Diageo events we executed and reductions in trade and digital marketing partially offset by an increase in sales due to the acquisition of mktgpartners.

                    Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses are primarily direct labor, travel and product costs generally associated with events we execute for Diageo. Reimbursable program costs and expenses for the three months ended June 30, 2009 and 2008 were $4,095,000 and $4,709,000, respectively. This $614,000 decrease was primarily due to a decrease in the number of events we executed during the three month period ended June 30, 2009 versus the same period in Fiscal 2008.

                    Outside Production and Other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production and other program expenses for the three months ended June 30, 2009 were $7,545,000 compared to $9,763,000 for the three months ended June 30, 2008. This $2,218,000 decrease in outside production and other program expenses is primarily due to a decrease in Diageo events we executed and reductions in trade and digital marketing events partially offset by an increase in expenses of new business attributable to the acquisition of mktgpartners. Outside production and other program expenses can fluctuate greatly from quarter to quarter based on the nature of the projects.

                    Operating Revenue. For the three months ended June 30, 2009, Operating Revenue increased by 5% to $8,179,000, compared to $7,766,000 for the three months ended June 30, 2008. The increase in Operating Revenue is primarily the result of our acquisition of mktgpartners. A reconciliation of Sales to Operating Revenues for the three months ended June 30, 2009 and 2008 is set forth below.

	Three Months Ended June 30

Sales	2009	%	2008	%

Sales – U.S. GAAP	$19,819,000	100	$22,238,000	100
Reimbursable program costs and outside production expenses	11,640,000	59	14,472,000	65

Operating Revenue – Non-GAAP	$8,179,000	41	$7,766,000	35

                    Compensation Expense. Compensation expense, exclusive of reimbursable program costs and expenses and other program expenses, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For the three months ended June 30, 2009, compensation expense was $6,544,000, compared to $6,909,000 for the three months ended June 30, 2008, a decrease of $365,000. The decrease in compensation expense for the three months ended June 30, 2009 is primarily the result of reduction in bonus expense.

                    General and Administrative Expenses. General and administrative expenses, consisting of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts, were $1,566,000 for the three months ended June 30, 2009, compared to $1,702,000 for the three months ended June 30, 2008, a decrease of $136,000. This decrease is primarily the result of a reduction in discretionary spending in office expense and travel entertainment offset by an increase in professional fees.

                    Interest (Expense) Income, Net. Net interest expense for the three months ended June 30, 2009 was ($17,000) compared to net interest income $10,000 for the three months ended in June 30, 2008. This change is attributable to the interest expense on $2,500,000 of bank borrowings utilized to fund a portion of the purchase price for the acquisition of the assets of mktpartners.

                    Income (Loss) before Provision for Income Taxes. The Company’s income before provision for income taxes for the three months ended June 30, 2009 increased $887,000 to $52,000 compared to a loss before provision for income taxes of ($835,000) for the three months ended June 30, 2008.

                    Provision for Income Taxes. We did not record a provision or benefit for federal, state and local income taxes for the three months ended June 30, 2009 and 2008 because any such provision or benefit would be fully offset by a change in the valuation allowance against the Company’s net deferred tax asset established as a result of our historical operating losses.

                    Net Income (Loss). As a result of the items discussed above, net income for the three months ended June 30, 2009 was $52,000 compared to a net loss of ($835,000) for the three months ended June 30, 2008. Fully diluted earnings per share for the three months ended June 30, 2009 was $.01, compared to a loss of ($.12) per share for the three months ended June 30, 2008.

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

                    We believe that cash currently on hand together with cash expected to be generated from operations and the proceeds from the December 2009 financing described above will be sufficient to fund our operations through June 30, 2010.

                    At June 30, 2009, we had cash and cash equivalents of $1,449,000, a working capital deficit of $8,569,000, and stockholders’ equity of $4,427,000. In comparison, at March 31, 2009, we had cash and cash equivalents of $1,904,000, a working capital deficit of $8,966,000, and stockholders’ equity of $4,241,000. The decrease of $455,000 in cash and cash equivalents during the three months ended June 30, 2009 was primarily due to a change in operating assets and liabilities offset by net income generated for the period.

                    Operating Activities. Net cash used in operating activities was $387,000 and $1,593,000 for the three months ended June 30, 2009 and 2008, respectively. For the quarter ended June 30, 2009, cash used in operating activities primarily reflected a reduction in deferred revenues and other accrued liabilities, partially offset by the adjusted net income generated from operating activities. For the quarter ended June 30, 2008, cash used in operating activities primarily reflected our net loss in that period and a decrease in deferred revenue, partially offset by an increase in accrued job costs and collections of accounts receivable.

                    Investing Activities. For the three months ended June 30, 2009, net cash provided by investing activities was $102,000, primarily due a $169,000 decrease of a deposit in a restricted account used as cash collateral against outstanding bank borrowings, partially offset by the purchase of $67,000 of computer equipment and software. For the three months ended June 30, 2008, net cash used by investing activities amounted to $3,458,000, primarily relating to the cash portion of the purchase price for the assets of 3 For All Partners, LLC.

                    Financing Activities. For the three months ended June 30, 2009, net cash used in investing activities was 169,000 resulting from the repayment of bank borrowings. For the three months ended June 30, 2008, net cash provided by financing activities amounted to $2,500,000 of bank borrowings utilized to fund a portion of the purchase price for the acquisition of the assets of 3 For All Partners, LLC.

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

                    Please refer to the Company’s 2009 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies relating to revenue recognition, goodwill and other intangible assets and accounting for income taxes. During the three months ended June 30, 2009, there were no material changes to these policies.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

                    Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) as of June 30, 2009 in connection with our filing of this Quarterly Report Form 10-Q. Based on that evaluation, and due to our inability to timely file this Quarterly Report on Form 10-Q,a material weakness, our Principal Executive Officer and Principal Financial Officer concluded that as of June 30, 2009, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

                    In addition, due to our inability to timely file our Annual Report on Form 10-K for the year ended March 31, 2009 and this quarterly report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer concluded that as of June 30, 2009 our internal controls over financial reporting were not effective to ensure that reports required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

Changes in Internal Controls

                    There has not been any change in our internal control over financial reporting that occurred during our quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

‘mktg, inc.’

Dated: January 20, 2010	By:	/s/ Charles W. Horsey

Charles W. Horsey, President
(principal executive officer)

Dated: January 20, 2010	By:	/s/ James R. Haughton

James R. Haughton, Senior Vice President-Controller
(principal accounting officer)