Form 10-Q
period 2009-09-30
'mktg, inc.'
filed 2010-01-20
CIK 886475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

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

Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. . See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of December 15, 2009, 8,596,951shares of the Registrant’s Common Stock, par value $.001 per share, were outstanding.

INDEX

‘mktg, inc.’

PART I - FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements

‘mktg, inc.’
Condensed Consolidated Balance Sheets
September 30, 2009 (Unaudited) and March 31, 2009

	September 30, 2009	March 31, 2009

Assets
Current assets:
Cash and cash equivalents	$328,200	$1,904,014
Accounts receivable, net of allowance for doubtful accounts of $334,000 at September 30, 2009 and $402,000 at March 31, 2009	10,170,211	7,895,107
Unbilled contracts in progress	1,309,621	1,574,301
Deferred contract costs	638,661	1,274,713
Prepaid expenses and other current assets	559,114	608,499
Restricted cash	—	675,000

Total current assets	13,005,807	13,931,634

Property and equipment, net	2,463,681	2,821,321

Restricted cash	—	1,318,750
Goodwill	10,052,232	10,052,232
Intangible assets - net	1,406,310	1,567,151
Other assets	517,155	513,880

Total assets	$27,445,185	$30,204,968

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable bank – current	$—	$675,000
Accounts payable	2,387,795	2,714,863
Accrued compensation	1,205,461	1,191,209
Accrued job costs	5,183,740	4,865,281
Other accrued liabilities	1,863,968	2,959,720
Deferred revenue	11,673,114	10,491,152

Total current liabilities	22,314,078	22,897,225

Deferred rent	1,699,701	1,748,158
Notes payable bank, net of current portion	—	1,318,750

Total liabilities	24,013,779	25,964,133

Commitments and contingencies

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; 8,568,648 shares issued and outstanding at September 30, 2009 and 8,170,392 shares issued and outstanding at March 31, 2009	8,569	8,170
Additional paid-in capital	12,818,426	12,598,374
Accumulated deficit	(9,395,589)	(8,365,709)

Total stockholders’ equity	3,431,406	4,240,835

Total liabilities and stockholders’ equity	$27,445,185	$30,204,968

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Condensed Consolidated Statements of Operations
Three and Six Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30

	2009	2008	2009	2008

Sales	$17,867,383	$26,612,826	$37,686,487	$48,850,959

Operating expenses:
Reimbursable program costs and expenses	3,666,976	4,446,266	7,761,900	9,154,775
Outside production and other program expenses	6,718,994	12,402,535	14,264,397	22,165,897
Compensation expense	6,782,928	7,059,702	13,326,602	13,968,739
General and administrative expenses	1,775,093	2,140,360	3,340,632	3,842,379

Total operating expenses	18,943,991	26,048,863	38,693,531	49,131,790

Operating income (loss)	(1,076,608)	563,963	(1,007,044)	(280,831)

Interest expense, net	(5,559)	(34,181)	(22,836)	(24,655)

Income (loss) before provision for income taxes	(1,082,167)	529,782	(1,029,880)	(305,486)
Provision for income taxes	—	—	—	—

Net income (loss)	$(1,082,167)	$529,782	$(1,029,880)	$(305,486)

Basic earnings (loss) per share	$(.14)	$.08	$(.15)	$(.04)

Diluted earnings (loss) per share	$(.14)	$.07	$(.15)	$(.04)

Weighted average number of common shares outstanding:
Basic	7,606,145	7,041,749	7,057,175	7,019,470
Diluted	7,606,145	7,302,607	7,057,175	7,019,470

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Condensed Consolidated Statements of Cash Flows
Six Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net loss	$(1,029,880)	$(305,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	607,143	422,146
Deferred rent amortization	(48,457)	(105,838)
Provision for bad debt expense	502	177,762
Compensation expense on non-vested stock and stock options	220,451	296,060
Changes in operating assets and liabilities:
Accounts receivable	(2,275,606)	(2,282,682)
Unbilled contracts in progress	264,680	943,475
Deferred contract costs	636,052	2,651,974
Prepaid expenses and other current assets	49,385	(80,156)
Other assets	(3,275)	(78,687)
Accounts payable	(327,068)	385,646
Accrued compensation	14,252	(1,387,311)
Accrued job costs	318,459	(829,697)
Other accrued liabilities	(1,095,752)	(860,421)
Deferred revenue	1,181,962	777,406

Net cash used in operating activities	(1,487,152)	(275,809)

Cash flows from investing activities:
Cash paid for acquisition of 3 For All Partners, LLC	—	(3,348,251)
Restricted cash	1,993,750	—
Purchases of property and equipment	(88,662)	(284,151)

Net cash provided by (used in) investing activities	1,905,088	(3,632,402)

Cash flows from financing activities:
Proceeds from note payable - bank	—	2,500,000
Payment of debt	(1,993,750)	—

Net cash (used in) provided by financing activities	(1,993,750)	2,500,000

Net decrease in cash and cash equivalents	(1,575,814)	(1,408,211)

Cash and cash equivalents at beginning of period	1,904,014	5,323,527

Cash and cash equivalents at end of period	$328,200	$3,915,316

Supplemental disclosures of cash flow information:
Interest paid during the period	$39,780	$34,140

Income taxes paid during the period	$63,740	$62,163

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Notes to the Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The following unaudited interim condensed consolidated financial statements of ‘mktg, inc.’ (formerly CoActive Marketing Group, Inc.) (the “Company”) for the three and six months ended September 30, 2009 and 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to GAAP for interim financial information and SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s results for the interim periods presented. The results of operations for the six months ended September 30, 2009 are not necessarily indicative of the results for a full year. Events and transactions occurring subsequent to the balance sheet date of September 30, 2009 were considered through January 20, 2010, the date these financial statements were issued.

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

The Company’s revenues are generated from projects subject to contracts requiring the Company to provide its services within specified time periods generally ranging up to twelve months. As a result, on any given date, the Company has projects in process at various stages of completion. Depending on the nature of the contract, revenue is recognized as follows: (i) on time and material service contracts, revenue is recognized as services are rendered and the costs are incurred; (ii) on fixed price retainer contracts, revenue is recognized on a straight-line basis over the term of the contract; (iii on certain fixed price contracts, revenue is recognized as certain key milestones are achieved. Incremental direct costs associated with the fulfillment of certain specific contracts are accrued or deferred and recognized proportionately to the related revenue. Provisions for anticipated losses on uncompleted projects are made in the period in which such losses are determined.

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

In October 2008, the Company exercised its option to terminate its sublease for office space. As such, management revised its estimate for the remaining life of its leasehold improvements. In November 2009, this previously terminated sublease was reinstated with the term of the lease extended to June 2015 resulting in a change in the estimated of life of the leasehold improvements to 78 months. This change was prospectively reflected effective January 1, 2009.

(c)	Net Income (Loss) Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options and restricted stock. For the three months ended September 30, 2009 and 2008, stock options and warrants to purchase approximately 352,016 and 87,641 shares of common stock were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. For the six months ended September 30, 2009 and 2008, stock options and warrants to purchase approximately 352,016 and 358,891 shares of common stock were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. The weighted average number of shares outstanding consists of:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008

Basic	7,606,145	7,041,749	7,057,175	7,019,470
Dilutive effect of options and restricted stock	—	260,858	—	—

Diluted	7,606,145	7,302,607	7,057,175	7,019,470

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

The unaudited pro forma results of operations for the six months ended September 30, 2008 have been prepared as though the acquisition of mktgpartners had occurred as of the earliest period presented. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of mktgpartners occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

Six Months Ended September 30, 2008

Pro forma sales	$52,084,867
Pro forma net loss	$(409,971)
Pro forma basic loss per share	$(.06)
Pro forma diluted loss per share	$(.06)

(4)	Bank Credit Facility

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

As of September 30, 2008 and March 31, 2009, the Company was not in compliance with these financial covenants. In addition, as a result of a restatement of the Company’s financial statements as of and for the year ended March 31, 2008 and the quarter ended June 30, 2008, the Company breached its financial reporting obligations under the Credit Agreement. In May 2009, the Company entered into an amendment and waiver to the Credit Agreement under which Sovereign Bank (i) waived existing defaults, (ii) indefinitely suspended the revolving credit facility including testing of financial covenants, and (iii) required the Company to maintain deposits with Sovereign Bank at all times in an amount not less than the outstanding balance of the term loan as cash-collateral therefor. As a result of the amendment and factors described above, the Company did not have the ability to borrow under the Credit Agreement and therefore terminated the Credit agreement in August 2009 and paid off the term loan by applying the cash collateral against the outstanding loan balance.

(5)	Accounting for Stock-Based Compensation

Stock Options

Under the Company’s 1992 Stock Option Plan (the “1992 Plan”), employees of the Company and its affiliates and members of the Board of Directors were granted options to purchase shares of Common Stock of the Company. The 1992 Plan was amended on May 11, 1999 to increase the maximum number of shares of Common Stock for which options may be granted to 1,500,000 shares. The 1992 Plan terminated in 2002, although options issued thereunder remain exercisable until the termination dates provided in such options. Options granted under the 1992 Plan were either intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or non-qualified options. Grants under the 1992 Plan were awarded by a Committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 1992 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors is determined by the Committee of the Board of Directors. At September 30, 2009, there were 13,750 options issued under the 1992 Plan, expiring from April 2010 through April 2011 that remain outstanding.

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, or consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended to increase the number of shares of Common Stock available under the plan to 1,250,000. In September 2008, the 2002 Plan was amended to increase the number of shares of Common Stock available under the plan to 1,650,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a Committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Committee of the Board of Directors. At September 30, 2009, there were 297,500 options issued under the 2002 Plan, expiring from April 2011 through September 2017 that remain outstanding. Any option under the 2002 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of September 30, 2009, the Company had 165,596 shares of Common Stock available for grant of awards under the 2002 Plan.

Stock option compensation expense in the three and six month periods ended September 30, 2009 and 2008 represent the estimated fair value of options and warrants outstanding which are being amortized on a straight-line basis over the requisite vesting period of the entire award.

No stock options were granted during the six month periods ended September 30, 2009 or 2008.

A summary of option activity under all plans as of September 30, 2009, and changes during the six month period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Balance at March 31, 2009	$2.19	318,125	4.95	$0
Granted	—	—
Exercised	—	—
Canceled	$3.38	(6,875)

Balance at September 30, 2009 (vested and expected to vest)	$2.16	311,250	4.55	$0

Exercisable at September 30, 2009	$2.16	311,250	4.55	$0

At September 30, 2009 there were no unvested stock option awards. Total compensation cost for the six months ended September 30, 2009, amounted to $3,261 for all outstanding option awards. There was no compensation cost for the six months ended September 30, 2008.

Warrants

At each of September 30, 2009 and March 31, 2009, there was an outstanding warrant to purchase 40,766 shares of common stock at an exercise price per share of $3.68 held by one Director of the Company. The warrant expires on April 30, 2010.

Non-Vested Stock

As of September 30, 2009, pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements, the Company had awarded 1,166,904 shares of common stock under the Company’s 2002 Plan to certain employees. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at their respective grant dates amounted to $1,962,277 and are recognized ratably as compensation expense over the vesting periods. The shares of common stock granted pursuant to such agreements vest in various tranches up to five years from the date of grant.

The shares awarded under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

As of September 30, 2009, pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements, the Company had awarded 209,767 shares of common stock that were not issued under the Company’s 2002 Plan. These shares include the award of 69,767 shares to the Company’s President.

A summary of all non-vested stock activity as of September 30, 2009, and changes during the six month period then ended is presented below:

	Weighted average grant date fair value	Number of shares	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Unvested at March 31, 2009	$2.34	627,806	4.08	$583,860

Awarded	$1.06	519,676
Vested	$1.09	(151,009)
Forfeited	$2.06	(171,960)

Unvested at September 30, 2009	$1.92	824,513	4.69	$964,680

Total unrecognized compensation cost related to unvested stock awards at September 30, 2009 amounts to approximately $1,168,419 and is expected to be recognized over a weighted average period of 4.69 years. Total compensation cost for the six months ended September 30, 2009, amounted to approximately $217,190 for these stock awards.

(6)	Concentrations

The Company had sales to one customer of 63% of total sales for the six months ended September 30, 2009. Sales to this customer approximated $23.8 million for the period. Accounts receivable as of September 30, 2009 from this customer approximated $5.1 million.

(7)	Income Taxes

The Company did not record a benefit for federal, state and local income taxes for the three and six months ended September 30, 2009 and 2008 because any such benefit would be fully offset by an increase in the valuation allowance against the Company’s net deferred tax asset established as a result of our historical operating losses.

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

	As Reported	Pro Forma Adjustments	Pro Forma

Current assets:

Cash and cash equivalents (i)	$328,200	$2,839,118	$3,167,318

All other current assets	12,677,607	—	12,677,607

Total current assets	13,005,807	2,839,118	15,844,925

Other assets	14,439,378	—	14,439,378

Total assets	$27,445,185	$2,839,118	$30,284,303

Current liabilities

Current liabilities (ii)	$22,314,078	$162,500	$22,476,578

Derivative financial instruments (iii)	—	1,144,644	1,144,644

Indebtedness subject to settlement (i)	—	(1,585,882)	(1,585,882)

Total current liabilities	22,314,078	(278,738)	22,035,340

Deferred rent	1,699,701	—	1,699,701

Notes payable (iv)	—	1,369,786	1,369,786

Total liabilities	$24,013,779	$1,091,048	$25,104,827

Redeemable preferred stock (v)	$—	$1,293,236	$1,293,236

Stockholders’ equity:

Common stock	$8,569	$—	$8,569

Additional paid-in capital (vi)	12,818,426	671,773	13,490,199

Accumulated deficit (vii)	(9,395,589)	(216,939)	(9,612,528)

Total stockholders’ equity	$3,431,406	$454,834	$3,886,240

Total liabilities and stockholders’ equity	$27,445,185	$2,839,118	$30,284,303

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

Results of Operations

          Overview

                    We have been unprofitable in both Fiscal 2008 and Fiscal 2009, as well as the first six months of Fiscal 2010, primarily as a result of increasing expenses and hiring of additional personnel and overhead in advance of revenue that did not materialize, and more recently, due to a decrease in revenues resulting from weakening market conditions. Our operating loss for the three months ended September 30, 2009 was ($1,077,000), compared to $564,000 in operating income for the three months ended September 30, 2008. This $1,641,000 reduction in operating income is the result of a $2,283,000 reduction in Operating Revenue offset by a $642,000 decrease in compensation and general and administrative expenses. Our operating loss for the six months ended September 30, 2009 was ($1,007,000) compared to an operating loss ($281,000) for the six months ended September 30, 2008. This $726,000 increase in operating loss is the result of a $1,870,000 reduction in Operating Revenue offset by a $1,144,000 decrease in compensation and general and administrative expenses. In light of our recent performance, management has taken substantial steps subsequent to the end of Fiscal 2009 to reduce expenses, including reducing our workforce by approximately 60 full-time persons in the aggregate. These efforts are expected to reduce compensation, general and administrative expenses by approximately $8.6 million in the aggregate on an annual basis, and by $6.2 million in Fiscal 2010.

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

                    The following table presents operating data expressed as a percentage of Operating Revenue for the three and six months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,

	2009	2008	2009	2008

Statement of Operations Data:
Operating revenue	100.0%	100.0%	100.0%	100.0%
Compensation expense	90.7%	72.3%	85.1%	79.7%
General and administrative expense	23.7%	21.9%	21.3%	21.9%
Operating income (loss)	(14.4%)	5.8%	(6.4%)	(1.6%)
Interest (expense) income, net	(0.0%)	(0.4%)	(0.2%)	(0.1%)
Income (loss) before provision for income taxes	(14.4%)	5.4%	(6.6%)	(1.7%)
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Net income (loss)	(14.4%)	5.4%	(6.6%)	(1.7%)

                    Sales. Sales consist of fees for services, commissions, reimbursable program costs and expenses and other production and program expenses. We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts. The amount of reimbursable program costs and expenses, and outside production and other program expenses which are included in revenues will vary from period to period, based on the type and scope of the service being provided. Sales for the three months ended September 30, 2009 decreased 33% to $17,867,000, compared to $26,613,000 for the quarter ended September 30, 2008. Sales for the six months ended September 30, 2009 decreased 23% to $37,686,000, compared to $48,851,000 for the six months ended September 30, 2008 These decreases in sales are primarily due to a decrease in Diageo events we executed and a general decrease in experiential, trade and digital marketing programs we executed for other clients.

                    Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses are primarily direct labor, travel and product costs generally associated with events we execute for Diageo. Reimbursable program costs and expenses for the three months ended September 30, 2009 and 2008 were $3,667,000 and $4,446,000, respectively. Reimbursable program costs and expenses for the six months ended September 30, 2009 and 2008 were $7,762,000 and $9,155,000, respectively. These decreases are primarily due to a decrease in the number of events we executed during the three and six month period ended September 30, 2009 versus the same periods in Fiscal 2008.

                    Outside Production and other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production and other program expenses for the three months ended September 30, 2009 were $6,719,000 compared to $12,403,000 for the three months ended September 30, 2008. Outside production and other program expenses for the six months ended September 30, 2009 were $14,264,000 compared to $22,166,000 for the six months ended September 30, 2008. The decreases in outside production and other program expenses are primarily due to a decrease in Diageo events we executed and reductions in experiential, trade and digital marketing programs partially offset by an increase in expenses attributable to the acquisition of mktgpartners. Outside production and other program expenses can fluctuate greatly from quarter to quarter based on the nature of the projects.

                    Operating Revenue. For the three months ended September 30, 2009, Operating Revenue decreased by 23% to $7,481,000, compared to $9,764,000 for the three months ended September 30, 2008. For the six months ended September 30, 2009, Operating Revenue decreased by 11% to $15,660,000, compared to $17,530,000 for the six months ended September 30, 2008. The decreases in Operating Revenue are due to reductions in experiential, trade and digital marketing programs partially offset by an increase in revenue attributable to the acquisition of mktgpartners. A reconciliation of Sales to Operating Revenues for the three months ended September 30, 2009 and 2008 is set forth below.

	Three Months Ended September 30,				Six Months Ended September 30,

Sales	2008	%	2008	%	2008	%	2008	%

Sales – U.S. GAAP	$17,867,000	100	$26,613,000	100	$37,686,000	100	$48,851,000	100
Reimbursable program costs and outside production expenses	10,386,000	58	16,849,000	63	22,026,000	58	31,321,000	64

Operating Revenue – Non-GAAP	$7,481,000	42	$9,764,000	37	$15,660,000	42	$17,530,000	36

                    Compensation Expense. Compensation expense, exclusive of reimbursable program costs and expenses and other program expenses, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For the three months ended September 30, 2009, compensation expense decreased $277,000 to $6,783,000, compared to $7,060,000 for the three months ended September 30, 2008. This decrease in compensation expense for the three months ended September 30, 2009 is primarily the result of staff reductions in the trade and digital marketing departments partially offset by severance expense. For the six months ended September 30, 2009, compensation expense decreased $642,000 to $13,327,000, compared to $13,969,000 for the six months ended September 30, 2008. This decrease in compensation expense for the six months ended September 30, 2009 is primarily the result of a decrease in bonus expense and staff reductions in the trade and digital marketing departments partially offset by an increase in severance expense.

                    General and Administrative Expenses. General and administrative expenses, consisting of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts. For the three months ended September 30, 2009, general and administrative expenses decreased $365,000 to $1,775,000, compared to $2,140,000 for the three months ended September 30, 2008. For the six months ended September 30, 2009, general and administrative expenses decreased $501,000 to $3,341,000, compared to $3,842,000 for the six months ended September 30, 2008. These decreases in general and administrative expenses for the three and six months ended September 30, 2009 are primarily the result of the reductions in travel, entertainment and office expenses, and nonrecurring costs related to the Company’s rebranding with its new name in September, 2008.

                    Interest (Expense), Net. Net interest expense for the three months ended September 30, 2009 was ($6,000) compared to ($34,000) for the three months ended in September 30, 2008. Net interest expense for the six months ended September 30, 2009 was ($23,000) compared to ($25,000) for the six months ended in September 30, 2008.

                    Income (Loss) before Provision for Income Taxes. The Company’s loss before provision for income taxes for the three months ended September 30, 2009 was ($1,082,000) compared to income before provision for income taxes of $530,000 for the three months end September 30, 2008. For the six months ended September 30, 2009 the Company’s loss before provision for income taxes was ($1,030,000) compared to ($305,000) for the six months end September 30, 2008.

                    Provision for Income Taxes. We did not record a benefit for federal, state and local income taxes for the three months ended September 30, 2009 and 2008 because any such benefit would be fully offset by an increase in the valuation allowance against the Company’s net deferred tax asset established as a result of our historical operating losses.

                    Net Income (Loss). As a result of the items discussed above, net loss for the three months ended September 30, 2009 was ($1,082,000) compared to net income of $530,000 for the three months end September 30, 2008. For the six months ended September 30, 2009 the Company’s net loss was ($1,030,000) compared to ($305,000) for the six months end September 30, 2008. Fully diluted earnings (loss) per share amounted to ($.14) and ($.15) for the three and six months ended September 30, 2009, compared to $.07 and ($.04) for the three and six months ended September 30, 2008.

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

                    On June 26, 2008 we entered into a Credit Agreement with Sovereign Bank under which we were provided with a three-year revolving credit facility in the principal amount of $2,500,000 for working capital purposes, and a three-year term loan in the amount of $2,500,000 that was used to fund a portion of the purchase price for the assets of 3 For All Partners, LLC. As a result of our failure to comply with various financial and other covenants under the Credit Agreement, we entered into an amendment and waiver to the Credit Agreement in May 2009 under which Sovereign Bank (i) waived existing defaults, (ii) indefinitely suspended our revolving credit facility, and (iii) required us to maintain deposits with Sovereign Bank at all times in an amount not less then the outstanding balance of the term loan as cash-collateral therefore, and (iv) suspends the Company’s obligation to comply with the financial covenants in the future during the period in which the revolving credit facility is suspended and the term loan is fully cash-collateralized. As a result of the amendment and factors described above, we did not have the ability to borrow under the Credit Agreement and therefore terminated the Credit agreement in August 2009 and paid off the debt by applying the cash collateral against the outstanding loan balance.

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

                    We believe that cash currently on hand together with cash expected to be generated from operations and the proceeds from the December 2009 financing described above will be sufficient to fund our operations through September 30, 2010.

                    At September 30, 2009, we had cash and cash equivalents of $328,000, a working capital deficit of $9,308,000, and stockholders’ equity of $3,431,000. In comparison, at March 31, 2009, we had cash and cash equivalents of $1,904,000, a working capital deficit of $8,966,000, and stockholders’ equity of $4,241,000. The decrease of $1,576,000 in cash and cash equivalents during the six months ended September 30, 2009 was primarily due to the net loss during the period, and to a lesser degree, a change in operating assets and liabilities during the period.

                    Operating Activities. Net cash used in operating activities for the six months ended September 30, 2009 was $1,487,000 compared to $276,000 for the six months ended September 30, 2008. For the six months ended September 30, 2009, cash used in operating activities primarily reflected an increase in accounts receivable and a reduction in other accrued liabilities, partially offset by a decrease in unbilled contracts in progress and deferred contract costs and an increase in accrued job costs and deferred revenue. For the six months ended September 30, 2008, cash used in operating activities was primarily due to the net loss for the period.

                    Investing Activities. For the six months ended September 30, 2009, net cash provided by investing activities was $1,905,000, primarily due to a $1,994,000 refund of a deposit in a restricted account previoulsy used as cash collateral against outstanding bank borrowings, partially offset by the purchase of $89,000 of computer equipment and software. For the six months ended September 30, 2008, net cash used in investing activities amounted to $3,632,000, primarily relating to the cash portion of the purchase price for the assets of 3 For All Partners, LLC.

                    Financing Activities. For the six months ended September 30, 2009, net cash used in investing activities was 1,994,000 resulting from the repayment of all outstanding bank borrowings. For the six months ended September 30, 2008, net cash provided by financing activities amounted to $2,500,000 of bank borrowings utilized to fund a portion of the purchase price for the acquisition of the assets of 3 For All Partners, LLC.

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

                    Please refer to the Company’s 2009 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies relating to revenue recognition, goodwill and other intangible assets and accounting for income taxes. During the three months ended September 30, 2009, there were no material changes to these policies.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

                    Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) as of  September 30, 2009 in connection with our filing of this Quarterly Report Form 10-Q.  Based on that evaluation, and due to our inability to timely file this Quarterly Report on Form 10-Q, a material weakness,our Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2009, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

                     In addition, due to our inability to timely file our Annual Report on Form 10-K for the year ended March 31, 2009, the quartely report on Form 10-Q for the three months ended June 30, 2009 and this quartely report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2009 our internal controls over financial reporting were not effective to ensure that reports required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

Changes in Internal Controls

                    There has not been any change in our internal control over financial reporting that occurred during our quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 2, 3, 4, 5. Not Applicable

Item 6.	Exhibits

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) of the Exchange Act.

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) of the Exchange Act.

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