Form 10-Q
period 2009-12-31
'mktg, inc.'
filed 2010-02-16
CIK 886475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

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

Yes   ☐     No   ☒

As of February 12, 2010, 8,594,099shares of the Registrant’s Common Stock, par value $.001 per share, were outstanding.

INDEX

‘mktg, inc.’

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

‘mktg, inc.’
Condensed Consolidated Balance Sheets
December 31, 2009 (Unaudited) and March 31, 2009

	December 31, 2009	March 31, 2009

Assets
Current assets:
Cash and cash equivalents	$1,969,181	$1,904,014
Accounts receivable, net of allowance for doubtful accounts of $277,000 at December 31, 2009 and $402,000 at March 31, 2009	5,946,939	7,895,107
Unbilled contracts in progress	862,583	1,574,301
Deferred contract costs	639,007	1,274,713
Prepaid expenses and other current assets	622,961	608,499
Restricted cash	—	675,000

Total current assets	10,040,671	13,931,634

Property and equipment, net	2,273,661	2,821,321

Restricted cash	—	1,318,750
Goodwill	10,052,232	10,052,232
Intangible assets - net	1,325,889	1,567,151
Other assets	517,380	513,880

Total assets	$24,209,833	$30,204,968

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable bank – current	$—	$675,000
Accounts payable	1,382,398	2,714,863
Accrued compensation	1,060,985	1,191,209
Accrued job costs	3,710,111	4,865,281
Other accrued liabilities	2,137,519	2,959,720
Deferred revenue	5,750,751	10,491,152

Total current liabilities	14,041,764	22,897,225

Deferred rent	1,664,156	1,748,158
Notes payable bank, net of current portion	—	1,318,750
Senior secured notes payable	1,445,880	—
Warrant derivative liability	849,211	—
Put option derivative	25,940	—

Total liabilities	18,026,951	25,964,133

Commitments and contingencies

Redeemable Series D Preferred Stock, $2,521,548 redemption value, par value $1.00: 2,500,000 designated, 2,500,000 issued and outstanding at December 31, 2009	1,382,221	—

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; 8,613,288 shares issued and 8,594,099 outstanding at December 31, 2009 and 8,170,392 shares issued and outstanding at March 31, 2009	8,613	8,170
Additional paid-in capital	13,726,237	12,598,374
Accumulated deficit	(8,913,912)	(8,365,709)
Treasury stock at cost, 19,189 shares at December 31, 2009	(20,277)	—

Total stockholders’ equity	4,800,661	4,240,835

Total liabilities and stockholders’ equity	$24,209,833	$30,204,968

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Condensed Consolidated Statements of Operations
Three and Nine Months Ended December 31, 2009 and 2008
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31

	2009	2008	2009	2008

Sales	$24,102,293	$25,720,210	$61,788,780	$74,571,169

Operating expenses:
Reimbursable program costs and expenses	4,149,839	4,657,160	11,911,739	13,811,935
Outside production and other program expenses	11,822,787	11,709,745	26,087,184	33,875,642
Compensation expense	5,967,035	6,894,396	19,293,637	20,863,135
General and administrative expenses	1,888,395	2,377,569	5,229,027	6,219,948

Total operating expenses	23,828,056	25,638,870	62,521,587	74,770,660

Operating income (loss)	274,237	81,340	(732,807)	(199,491)

Interest expense, net	(40,505)	(17,752)	(63,341)	(42,407)
Other income	269,493	—	269,493	—

Income (loss) before provision for income taxes	503,225	63,588	(526,655)	(241,898)
Provision for income taxes	—	—	—	—

Net income (loss)	$503,225	$63,588	$(526,655)	$(241,899)

Basic earnings (loss) per share	$.07	$.01	$(.07)	$(.03)

Diluted earnings (loss) per share	$.06	$.01	$(.07)	$(.03)

Weighted average number of common shares outstanding:
Basic	7,589,551	7,166,416	7,055,068	7,018,496
Diluted	8,951,461	7,245,649	7,055,068	7,018,496

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Condensed Consolidated Statements of Cash Flows
Nine Months Ended December 31, 2009 and 2008
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net loss	$(526,655)	$(241,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	899,655	1,050,136
Deferred rent amortization	(84,002)	(637,555)
Provision for bad debt expense	(36,878)	183,492
Amortization on senior secured notes payable	12,069	—
Fair value adjustments to compound embedded derivatives	(269,493)	—
Share based compensation	642,434	466,849
Changes in operating assets and liabilities:
Accounts receivable	1,985,046	188,319
Unbilled contracts in progress	711,718	634,293
Deferred contract costs	635,706	2,297,190
Prepaid expenses and other current assets	(14,462)	(153,131)
Other assets	(3,500)	(78,687)
Accounts payable	(1,332,465)	(396,553)
Accrued compensation	(130,224)	(1,574,964)
Accrued job costs	(1,155,170)	(1,000,909)
Other accrued liabilities	(822,201)	(591,375)
Deferred revenue	(4,740,401)	(1,885,585)

Net cash used in operating activities	(4,228,823)	(1,740,378)

Cash flows from investing activities:
Cash paid for acquisition of 3 For All Partners, LLC	—	(3,348,251)
Restricted cash	1,993,750	—
Purchases of property and equipment	(110,733)	(492,596)

Net cash provided by (used in) investing activities	1,883,017	(3,840,847)

Cash flows from financing activities:
Proceeds from note payable - bank	—	2,500,000
Net proceeds from financing transaction	4,425,000	—
Payment of debt	(1,993,750)	(337,500)
Purchase of treasury stock	(20,277)	—

Net cash provided by financing activities	2,410,973	2,162,500

Net increase (decrease) in cash and cash equivalents	65,167	(3,418,725)

Cash and cash equivalents at beginning of period	1,904,014	5,323,527

Cash and cash equivalents at end of period	$1,969,181	$1,904,802

Supplemental disclosures of cash flow information:
Interest paid during the period	$55,270	$61,475

Income taxes paid during the period	$61,363	$74,218

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Notes to the Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The following unaudited interim condensed consolidated financial statements of ‘mktg, inc.’ (formerly CoActive Marketing Group, Inc.) (the “Company”) for the three and nine months ended December 31, 2009 and 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to GAAP for interim financial information and SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, which included an explanatory paragraph regarding the Company's ability to continue as a going concern. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty. In the opinion of management, such condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s results for the interim periods presented. The results of operations for the nine months ended December 31, 2009 are not necessarily indicative of the results for a full year. Events and transactions occurring subsequent to the balance sheet date of December 31, 2009 were considered through February 16, 2010, the date these financial statements were issued.

(2)	Summary of Significant Accounting Policies

	(a)	Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company’s revenues are generated from projects subject to contracts requiring the Company to provide its services within specified time periods generally ranging up to twelve months. As a result, on any given date, the Company has projects in process at various stages of completion. Depending on the nature of the contract, revenue is recognized as follows: (i) on time and material service contracts, revenue is recognized as services are rendered and the costs are incurred; (ii) on fixed-price retainer contracts, revenue is recognized on a straight-line basis over the term of the contract; and (iii) on certain fixed-price contracts, revenue is recognized as certain key milestones are achieved. Incremental direct costs associated with the fulfillment of certain specific contracts are accrued or deferred and recognized proportionately to the related revenue. Provisions for anticipated losses on uncompleted projects are made in the period in which such losses are determined.

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

(c)	Goodwill

Goodwill, aggregating $10,052,232, at December 31, 2009 and March 31, 2009, consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. Goodwill is subject to annual impairment tests which require the comparison of the fair value and carrying value of reporting units. The Company assesses the potential impairment of goodwill annually, as of March 31, and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has one reporting unit, and utilized the closing NASDAQ Capital Market price as of March 31, 2009 as a basis to measure the fair value of goodwill. Although, the market price of our of our Common Stock decreased significantly as of December 31, 2009 as compared with March 31, 2009; management believes that such current stock price and the related market cap are not, necessarily, indicative of an event that would require an interim impairment test; that it is not possible at this time to determine if any such future impairment would result from this decline, or if it does, whether such charge would be material. We can not be certain that a future downturn in our business, change in market conditions or longer-term decline in the market price of our stock will not result in an impairment charge in future.

(d)	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, derivative financial instruments, and the Company’s Senior Secured Notes (“Senior Notes”) and Series D Convertible Participating Stock (“Series D Preferred Stock”) issued December 15, 2009. The fair value of cash and cash equivalents, accounts receivables, and accounts payable and accrued liabilities generally approximates their respective carrying values due to their current nature. Derivative liabilities as discussed below, are required to be carried at fair value. The following table reflects the comparison of the carrying value and the fair value of the Company’s Senior Notes and Series D Preferred Stock as of December 31, 2009:

	Carrying Values	Fair Values

Senior Notes (See Notes 5 and 8)	$1,445,880	$2,546,627

Series D Preferred Stock (See Notes 6 and 8)	$1,382,221	$2,153,795

The fair values of the Company’s Senior Notes and Series D Preferred Stock have been determined based upon the forward cash flow of the contracts, discounted at credit-risk adjusted market rates.

Derivative financial instruments – Derivative financial instruments, as defined in ASC 815 Derivatives and Hedging, consist of financial instruments or other contracts that contain a notional amount and one or more underlying features (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued other financial instruments in its December 2009 financing with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, these instruments are required to be carried as derivative liabilities, at fair value, in the Company’s financial statements. See Notes 6, 7 and 8 for additional information.

Redeemable preferred stock – Redeemable preferred stock (such as the Series D Preferred Stock, and any other redeemable financial instrument the Company may issue) is initially evaluated for possible classification as a liability under ASC 480 Financial Instruments with Characteristics of Both Liabilities and Equity. Redeemable preferred stock classified as a liability is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification, is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities under ASC 815. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, any feature that could require cash redemption for matters not within the Company’s control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. See Note 8 for further disclosures about the Company’s Series D Preferred Stock, which constitutes redeemable preferred stock.

Fair value measurements - Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of the Company’s financial statements. Significant fair value measurements resulted from the application of ASC 815 Fair Value Measurements to the Company’s Series D Preferred Stock, Secured Note and Warrants issued in December 2009 as described in Note 8, and ASC 718 Stock Compensation to the Company’s share-based payment arrangements.

ASC 815 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Standard applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Standard did not require any new fair value measurements. The Company does not believe that adoption of this Standard resulted in a material financial effect. ASC 815 further permits entities to choose to measure many financial instruments and certain other items at fair value. At this time, the Company does not intend to reflect any of its current financial instruments at fair value (except that the Company is required to carry derivative financial instruments at fair value). However, the Company will consider the appropriateness of recognizing financial instruments at fair value on a case by case basis as they arise in future periods.

(e)	Net Income (Loss) Per Share

Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the same basis, including, if dilutive, common share equivalents, which include outstanding options, restricted stock, warrants and convertible preferred stock. For the three months ended December 31, 2009 and 2008, stock options and warrants to purchase 352,016 and 272,016 shares of common stock were excluded from the calculation of diluted earnings (loss) per share as their inclusion would be anti-dilutive. For the nine months ended December 31, 2009 and 2008, stock options and warrants to purchase 352,016 and 142,157 shares of common stock were excluded from the calculation of diluted earnings (loss) per share as their inclusion would be anti-dilutive. On December 15, 2009, the Company entered into a financing agreement which included the issuance of Series D Preferred Stock, convertible into 5,319,149 shares of Common Stock and warrants to purchase 2,456,272 shares of the Company’s Common Stock (see Note 8), the weighted average of these common share equivalents were included in the calculation of diluted earnings (loss) per share for the three months ended December 31, 2009.For the nine months ended December 31, 2009, 452,250 of these common share equivalents were excluded from the calculation as their inclusion would be anti-dilutive. The weighted average number of shares outstanding consists of:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

Basic	7,589,551	7,116,416	7,055,068	7,018,496
Dilutive effect of:
Options	—	6,665	—	—
Restricted stock	—	122,568	—	—
Warrants	426,675	—	—	—
Convertible preferred stock	935,235	—	—	—

Diluted	8,951,461	7,245,649	7,055,068	7,018,496

(f)	Recent Accounting Standards Affecting the Company

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

Business Combinations

In December 2007, the FASB revised the authoritative guidance for business combinations. Transaction costs are now required to be expensed as incurred and adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of income tax expense, rather than goodwill, among other changes. In April 2009, the FASB revised the authoritative guidance related to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Generally, assets acquired and liabilities assumed in a business combination that arise from contingencies must be recognized at fair value at the acquisition date. This guidance became effective for the Company as of April 1, 2009. As this guidance is applied prospectively to business combinations with an acquisition date on or after the date the guidance became effective, the impact to the Company’s financial statements cannot be determined until any such transactions occur.

Derivative Instrument and Hedging Activity Disclosures

In March 2008, the FASB amended and expanded the disclosure requirements related to derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how an entity accounts for derivative instruments and related hedged items and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The revised guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance, which provides only disclosure requirements, is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this guidance did not have a material impact on our financial statements.

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

The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

The consideration for the acquisition consisted of $3,250,000 in cash and 332,226 common shares (the “Share Consideration”) of the Company’s common stock, valued at approximately $1,000,000. In addition the Company incurred $98,251 in direct acquisition costs.

Pursuant to the Asset Purchase Agreement, $750,000 of the cash consideration and the entire Share Consideration were deposited into an escrow account to be held to satisfy indemnification claims, if any, that may be made by the Company under the Asset Purchase Agreement. In addition, as more fully set forth in the Asset Purchase Agreement, all or a portion of the escrowed consideration will be subject to release to the Company upon the occurrence of certain specified events under the Asset Purchase Agreement, including the termination of employment (other than due to death or by the Company without cause), of certain key employees of mktgpartners during the first year following the closing of the acquisition, and the failure to achieve “Gross Margin” targets during the 12 month period following the closing. In July 2009, following the approval of the Company’s Audit Committee, which was based on mktgpartners’ performance following the acquisition and other relevant factors, the escrowed cash was released to mktgpartners. In addition, as of December 31, 2009 mktgpartners had met the release requirements for the entire escrowed Share Consideration.

The unaudited pro forma results of operations for the nine months ended December 31, 2008 have been prepared as though the acquisition of mktgpartners had occurred as of the earliest period presented. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of mktgpartners occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

Nine months Ended December 31, 2008
Pro forma sales	$77,805,077
Pro forma net loss	$(574,022)
Pro forma basic loss per share	$(.08)
Pro forma diluted loss per share	$(.08)

(5)	Long-Term Debt

Long-term debt consists of the following as of December 31, 2009 and March 31, 2009:

	December 31, 2009	March 31, 2009

$2,500,000 face value, 12.5% Senior Secured Notes due December 15, 2012, net of $1,054,120 discount (a)	$1,445,880	$—
$2,500,000 bank term loan (b)	—	1,993,750

	1,445,880	1,993,750
Less current maturities	—	675,000

Long-term debt	$1,445,880	$1,318,750

Maturities of long-term debt as of December 31, 2009 are as follows:
Three months ending March 31, 2010
Year ending March 31:
2011	$—
2012	—
2013	2,500,000
Thereafter	—

	$2,500,000

(a)	Senior Secured Notes

The Company issued $2,500,000 face value of the Senior Notes on December 15, 2009 in connection with the December 15, 2009 financing described in Note 8. Proceeds from the financing were allocated among multiple financial instruments. Proceeds allocated to the Senior Notes amounted to $1,433,811. The resulting discount is subject to amortization through charges to interest expense over the term to maturity using the effective interest method. Discount amortization included in interest expense during the period from December 15, 2009 to December 31, 2009 amounted to $12,069.

The Senior Notes are secured by substantially all of the Company’s assets; bear interest at a rate of 12.5% per annum payable quarterly; and mature in one installment on December 15, 2012. The Company has the right to prepay the Secured Notes at any time. While the Secured Notes are outstanding, the Company is subject to customary affirmative, negative and financial covenants. The financial covenants include (i) a fixed charge coverage ratio test requiring the Company to maintain a fixed charge coverage ratio of not less then 1.40 to 1.00 at the close of each fiscal quarter commencing December 31, 2010, (ii) a minimum EBITDA test, to be tested at the end of each fiscal quarter commencing with the year ending December 31, 2010, requiring the Company to generate “EBITDA” of at least $3,000,000 over the preceding four quarters, (iii) on any date of determination, a minimum liquidity test requiring the Company to maintain cash and cash equivalents of $500,000, and (iv) immediate limitations on capital expenditures.

(b)	Bank Credit Facility

On June 26, 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with Sovereign Bank (the “Lender”). Pursuant to the Credit Agreement, the Lender provided the Company with (i) a $2.5 million term loan (the “Term Loan”), which was funded in full on June 30, 2008 in connection with the acquisition of mktgpartners, and (ii) a $2.5 million revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility were used for working capital purposes. The Term Loan and Revolving Credit Facility were guaranteed by the Company’s subsidiaries and were secured by substantially all of their assets.

Pursuant to the Credit Agreement, among other things:

•	All outstanding loans under the Credit Agreement were to become due on June 30, 2011 (the “Maturity Date”).

•

The Term Loan was to be repaid in 12 consecutive quarterly installments, with the first 11 installments in the amount of $168,750, and a final payment in the amount of $643,750 being due on the Maturity Date.

•

Interest accrued on outstanding loans under the Credit Agreement at a per annum rate equal to, at the Company’s option, the prime rate from time to time in effect (but in no event less than the Federal Funds Rate plus one-half percent), or a LIBOR rate selected by the Company, plus a margin of 2.25%.

•

The Company was required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants provided that the Company’s “Consolidated Debt Service Coverage Ratio” could not be less than 1.5 to 1.0 as of the end of any fiscal quarter, that its “Consolidated Leverage Ratio” could not exceed 2:25 to 1:00 at the end of any fiscal quarter, and that the Company could not incur a “Consolidated Pre-Tax Net Loss” in excess of $500,000 in the aggregate in any period of two consecutive fiscal quarters.

As of December 31, 2008 and March 31, 2009, the Company was not in compliance with these financial covenants. In addition, as a result of a restatement of the Company’s financial statements as of and for the year ended March 31, 2008 and the quarter ended June 30, 2008, the Company breached its financial reporting obligations under the Credit Agreement. In May 2009, the Company entered into an amendment and waiver to the Credit Agreement under which Sovereign Bank (i) waived existing defaults, (ii) indefinitely suspended the revolving credit facility including testing of financial covenants, and (iii) required the Company to maintain deposits with Sovereign Bank at all times in an amount not less than the outstanding balance of the term loan as cash-collateral therefor. As a result of the amendment and factors described above, the Company did not have the ability to borrow under the Credit Agreement and therefore terminated the Credit Agreement in August 2009 and repaid the term loan by applying the cash collateral, which was classified as restricted cash, against the outstanding loan balance.

(6)	Redeemable Preferred Stock

Redeemable preferred stock consists of the following as of December 31, 2009 and March 31, 2009:

	December 31, 2009	March 31, 2009

Series D Convertible Participating Preferred Stock, par value $0.001, stated value $1.00, 2,500,000 shares designated, 2,500,000 shares issued and outstanding at December 31, 2009; redemption and liquidation value $2,515,342 at December 31, 2009	$1,382,221	$—

The Series D Preferred Stock is subject to accretion to its redemption value, through charges to equity, over the period from issuance to the contractual redemption date, discussed in the Financing Overview, below, using the effective method. The redemption value is determined based upon the stated redemption amount of $1.00 per share, plus an accretion amount, more fully discussed below. During the period from December 15, 2009 (the date of issuance) to December 31, 2009, accretion amounted to $21,548.

(7)	Derivative Financial Instruments

The Company’s derivative financial instruments consist of compound embedded derivatives (“CED”) that were bifurcated from our Series D Preferred Stock and Senior Notes. The Preferred CED comprises the embedded conversion option and certain other equity-indexed features that were not clearly and closely related to the host contract in terms of risks. The Senior Note CED comprises certain put features that were not clearly and closely related to the host contract in terms of risks. Derivative financial instruments are carried at fair value. The following table reflects the components of the derivatives and changes in fair value, using the techniques and assumptions described in Note 8:

	Warrant Derivative	Put Derivative	Total

Balances at April 1, 2009	—	—	—
Issuances	$1,116,595	$28,049	$1,144,644
Fair value adjustments	(267,384)	(2,109)	(269,493)

Balances at December 31, 2009	$849,211	$25,940	$875,151

Fair value adjustments are recorded in other income in the accompanying financial statements. As a result, the Company’s earnings are and will be affected by changes in the assumptions underlying the valuation of the derivative financial statements. The principal assumptions that have, in the Company’s view, the most significant effects are the Company’s trading market prices, volatilities and risk-adjusted market credit rates.

(8)	Union Capital Financing

Financing Overview:

On December 15, 2009, the Company consummated a $5.0 million financing led by an investment vehicle organized by Union Capital Corporation (“UCC”). As a result of the financing, the Company issued $2.5 million in aggregate principal amount of the Senior Notes, $2.5 million in aggregate stated value of Series D Preferred Stock initially convertible into 5,319,149 shares of Common Stock, and Warrants to purchase 2,456,272 shares of Common Stock (“Warrants”). As a condition to its participation in the financing, UCC required that certain of our directors, officers and employees (“Management Buyers”) collectively purchase $735,000 of the financial instruments on the same terms and conditions as the lead investor. Aggregate amounts above are inclusive of Management Buyer amounts. See Note 5 for terms of the Senior Notes.

The shares of Series D Preferred Stock issued in the financing have a stated value of $1.00 per share, and are convertible into Common Stock at an initial conversion price of $0.47. The conversion price of the Series D Preferred Stock is subject to full ratchet anti-dilution provisions for 18 months following issuance and weighted-average anti-dilution provisions thereafter. Generally, this means that if the Company sells non-exempt securities below the conversion price, the holders’ conversion price will be adjusted. Holders of the Series D Preferred Stock are not entitled to special dividends but will be entitled to be paid upon a liquidation, redemption or change of control, the stated value of such shares plus the greater of (a) a 14% accreting liquidation preference, compounding annually, and (b) 3% of the volume weighted average price of the Common Stock outstanding on a fully-diluted basis (excluding the shares issued upon conversion of the Series D Preferred Shares) for the 20 days preceding the event. A consolidation or merger, a sale of all or substantially all of the Company’s assets, and a sale of 50% or more of Common Stock would be treated as a change of control for this purpose.

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

So long as at least 25% of the shares of Series D Preferred Stock issued at closing are outstanding, the holders of the Series D Preferred Stock as a class will have the right to designate two members of the Company’s Board of Directors, and so long as at least 15% but less than 25% of the shares of Series D Preferred Stock issued at the closing are outstanding, the holders of the Series D Preferred Stock will have the right to designate one member of the Board of Directors. Additionally, the holders of Series D Preferred Stock have the right to designate two non-voting observers to our Board of Directors.

The Warrants to purchase 2,456,272 shares of Common Stock issued in the financing have an exercise price of $0.001 per share, subject to adjustment solely for recapitalizations. The Warrants may also be exercised on a cashless basis under a formula that explicitly limits the number of issuable common shares. The exercise period for the Warrants commences 180 days following December 15, 2009 and ends December 15, 2015.

At the request of the holders of a majority of the shares of Common Stock issuable upon conversion of the Series D Preferred Stock and exercise of the Warrants, if ever, the Company will be required to file a registration statement with the SEC to register the resale of such shares of Common Stock under the Securities Act of 1933, as amended.

Upon closing of the financing, UCC became entitled to a closing fee of $325,000, half of which was paid upon the closing and the balance of which is being paid in six monthly installments beginning from January 1, 2010. The Company also reimbursed UCC for its fees and expenses in the amount of $250,000. Additionally, the Company entered into a management consulting agreement with Union Capital under which Union Capital provides the Company with management advisory services and the Company pays Union Capital a fee of $125,000 per year for such services. Such fee will be reduced to $62,500 per year if the holders of the Series D Preferred Stock no longer have the right to nominate two directors and Union Capital no longer owns at least 40% of the Common Stock purchased by it at closing (assuming conversion of Series D Preferred Stock and exercise of Warrants held by it). The management consulting agreement will terminate when the holders of the Series D Preferred Stock no longer have the right to nominate any directors and Union Capital no longer owns at least 20% of the Common Stock purchased by it at closing (assuming conversion of Series Preferred D Stock and exercise of Warrants held by it).

Accounting for the December 2009 Financing:

Current accounting standards require analysis of the each of the financial instruments issued in the December 2009 financing for purposes of classification and measurement in our financial statements.

The Series D Preferred Stock is a hybrid financial instrument that, as described in the Overview, above, embodies the risks and rewards typically associated with both equity and debt-type instruments. Accordingly, the Company is required to evaluate the features of this contract to determine its nature as either an equity-type contract or a debt-type contract. The Series D Preferred Stock is generally more akin to a debt-type contract, principally due to its redemption feature and the associated participation feature that behaves similarly to a coupon on indebtedness. As a result, the embedded conversion feature and those other features that have risks associated with debt require bifurcation and classification in liabilities as a compound embedded derivative financial instrument. The principal accounting concept requires bifurcation of the embedded derivatives from the host contract in these instances when the embedded feature and the host contracts have risks that are not clearly and closely related. Certain exemptions to this rule, such as the traditional conventional convertible exemption and the common-stock-indexed exemption were not available to us because the Series D Preferred Stock is not indexed, as that term is defined, to our common stock. Accordingly, the conversion feature, along with certain other features that have risks of equity, required bifurcation and classification in their compound form in liabilities as a derivative financial instrument. Derivative financial instruments are required to be measured at fair value both at inception and an ongoing basis. As more fully discussed below, the Company has used the Monte Carlo simulation technique to value the compound embedded derivative, because that model affords the flexibility to incorporate all of the assumptions that market participants would likely consider in determining the value for purposes of trading the hybrid contract. Further, due to the redemption feature, the Company is required to carry the host Series D Preferred Stock outside of stockholders’ equity and the discount resulting from the initial allocation requires accretion through charges to retained earnings, using the effective method, over the period from issuance to the redemption date.

The Company has concluded that the Warrants require classification in stockholders’ equity. The principal concepts underlying accounting for warrants provide a series of conditions, related to the potential for net cash settlement, which must be met in order to achieve equity classification. Our conclusion is that the Warrants are indexed to our common stock and met all of the conditions for equity classification. Notwithstanding, the Company was required to measure the fair value of the Warrants on the inception date to provide a basis for allocating the net proceeds to the various financial instruments issued in the December 2009 financing. As more fully discussed below, the Company has used the Black-Scholes-Merton valuation technique, because that method embodies, in our view, all of the assumptions that market participants would consider in determining the fair value of the Warrants for purposes of a sale or exchange.

Our accounting required our allocation of the proceeds to the individual financial instruments comprising the December 2009 financing. As it relates to the financial instruments sold to the Management Buyers, the Company was required to recognize as compensation expense the amount that the fair value of the share-linked financial instruments (i.e. Series D Preferred Stock and Warrants) exceeds the proceeds that the Company received. Those financial instruments subject to allocation are identified as the Secured Notes, Series D Preferred Stock, Compound Embedded Derivatives (“CED”) and the Warrants. Other than the compensatory amounts, current accounting concepts generally provide that the allocation is, first, to those instruments that are required to be recorded at fair value; that is, the CED, and the remainder based upon relative fair values.

The following table provides the components of the allocation and the related fair values of the subject financial instruments:

		Allocation

	Fair Values	UCC	Management Buyers	Total

Proceeds:
Gross proceeds		$4,265,000	$735,000	$5,000,000
Closing costs		(325,000)	—	(325,000)
Reimbursement of investor costs		(250,000)	(250,000)

Net proceeds		$3,690,000	$735,000	$4,425,000

Allocation:
Series D Preferred Stock	$2,670,578	$1,127,575	$233,098	$1,360,673

Senior Notes	$2,536,015	1,070,518	363,293	1,433,811

Compound Embedded Derivatives (CED):
Series D Preferred Stock	$1,116,595	949,106	167,489	1,116,595

Senior Notes	$28,049	23,842	4,207	28,049

Warrants	$1,225,680	518,959	183,852	702,811

Compensation Expense		—	(216,939)	(216,939)

		$3,690,000	$735,000	$4,425,000

Closing costs of $325,000 were paid directly to the lead investor with $162,500 paid at closing and the remaining portion to be paid in even monthly installments of $27,083.33 over the next six months. The Company agreed to reimburse UCC $250,000 of out-of-pocket expenses of which $150,000 was paid upon signing of the agreement and the remainder paid at closing. As required by current accounting standards, financing costs paid directly to an investor or creditors are reflected in the allocation as original issue discount to the financial instruments.

Fair Value Considerations:

The development of fair values of financial instruments necessary to perform the accounting allocations, as well as the ongoing accounting in the case of the CED, requires the selection of appropriate methodologies and the estimation of often subjective assumptions. The Series D Preferred Stock and Senior Notes were valued based upon forward redemption amounts, discounted by credit-risk and market adjusted interest rates for corporate bonds issued by companies in similar credit standing. The Preferred Stock CED was valued using the Monte Carlo simulation technique, which is an option-type valuation technique that simulates multiple outcomes along ranges of assumptions including volatility, credit risk, interest risk, and redemption behavior estimates. The Warrants were valued using the Black-Scholes-Merton Valuation Technique. The Company selected the valuation techniques based upon consideration of the types of assumptions that market participants would likely consider in exchanging the financial instruments in market transactions.

Significant assumptions embodied in these methods as of the financing inception date and as of December 31, 2009 are as follows:

		Market or Calculated Inputs

Assumption:	Level	December 15, 2009	December 31, 2009

Our trading market price	1	$0.50	$0.40
Our trading volatility:
Preferred CED	1	58.40%—74.25%	59.93%—77.98%
Preferred CED (effective volatility)	3	66.21%	68.9%
Warrant	1	58.40%	N/A
Credit-risk adjusted yields:
Periods ranging from one to five years	2	9.38%—11.85%	8.97%—12.19%
Effective risk-adjusted yield	3	11.21%	11.10%
Risk-free rates, representing yields on zero-coupon treasury securities:
Warrants	2	3.08%	N/A
Terms (years):
Preferred CED (effective term)	3	4.7	5.0
Warrants (contractual term)	1	6.0	N/A

Effective assumption amounts represent the effective averages arising from multiple input ranges utilized in the Monte Carlo simulation technique. The level designations represent the fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of the warrants is only required to be calculated on the inception date.

(9)	Accounting for Stock-Based Compensation

Stock Options

Under the Company’s 1992 Stock Option Plan (the “1992 Plan”), employees of the Company and its affiliates and members of the Board of Directors were granted options to purchase shares of Common Stock of the Company. The 1992 Plan was amended on May 11, 1999 to increase the maximum number of shares of Common Stock for which options may be granted to 1,500,000 shares. The 1992 Plan terminated in 2002, although options issued thereunder remain exercisable until the termination dates provided in such options. Options granted under the 1992 Plan were either intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or non-qualified options. Grants under the 1992 Plan were awarded by a Committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 1992 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors is determined by the Committee of the Board of Directors. At December 31, 2009, there were 13,750 options issued under the 1992 Plan, expiring from April 2010 through April 2011 that remain outstanding.

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, or consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended to increase the number of shares of Common Stock available under the plan to 1,250,000. In September 2008, the 2002 Plan was amended to increase the number of shares of Common Stock available under the plan to 1,650,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a Committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Committee of the Board of Directors. At December 31, 2009, there were 297,500 options issued under the 2002 Plan, expiring from April 2011 through September 2017 that remain outstanding. Any option under the 2002 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of December 31, 2009, the Company had 120,956 shares of Common Stock available for grant of awards under the 2002 Plan.

Stock option compensation expense in the three and nine-month periods ended December 31, 2009 and 2008 represent the estimated fair value of options and warrants outstanding which are being amortized on a straight-line basis over the requisite vesting period of the entire award.

No stock options were granted during the nine-month periods ended December 31, 2009 or 2008.

A summary of option activity under all plans as of December 31, 2009, and changes during the nine month period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Balance at March 31, 2009	$2.19	318,125	4.95	$0
Granted	—	—
Exercised	—	—
Canceled	$3.38	(6,875)

Balance at December 31, 2009 (vested and expected to vest)	$2.16	311,250	4.30	$0

Exercisable at December 31, 2009	$2.16	311,250	4.30	$0

At December 31, 2009 there were no unvested stock option awards. Total compensation cost for the nine months ended December 31, 2009, amounted to $3,261 for all outstanding option awards. There was no compensation cost for the nine months ended December 31, 2008.

Warrants

At each of December 31, 2009 and March 31, 2009, there was an outstanding warrant to purchase 40,766 shares of common stock at an exercise price per share of $3.68 held by a former Director of the Company. The warrant expires on April 30, 2010.

Non-Vested Stock

As of December 31, 2009, pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements, the Company had awarded 1,211,544 shares of common stock under the Company’s 2002 Plan to certain employees. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at their respective grant dates amounted to $2,002,276 and are recognized ratably as compensation expense over the vesting periods. The shares of common stock granted pursuant to such agreements vest in various tranches up to five years from the date of grant.

The shares awarded under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

As of December 31, 2009, pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements, the Company had awarded 159,767 shares of common stock that were not issued under the Company’s 2002 Plan. These shares include the award of 69,767 shares to the Company’s President. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at their respective grant dates amounted to $322,896 and are recognized ratably as compensation expense over a five year vesting period.

A summary of all non-vested stock activity as of December 31, 2009, and changes during the nine month period then ended is presented below:

	Weighted average grant date fair value	Number of shares	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Unvested at March 31, 2009	$2.34	627,806	4.08	$583,860

Awarded	$1.06	570,316
Vested	$1.91	(217,149)
Forfeited	$2.08	(177,960)

Unvested at December 31, 2009	$1.91	803,013	3.82	$321,205

Total unrecognized compensation cost related to unvested stock awards at December 31, 2009 amounts to approximately $1,078,000 and is expected to be recognized over a weighted average period of 3.82 years. Total compensation cost for the nine months ended December 31, 2009, amounted to approximately $422,234 for these stock awards.

(10)	Concentrations

The Company had sales to one customer of 60% of total sales for the nine months ended December 31, 2009. Sales to this customer approximated $37,100,000 for the period. Accounts receivable due from this customer approximated $3,700,000 at December 31, 2009. In addition, our second largest customer accounted for approximately 11% of total sales for the nine months ended December 31, 2009. Sales to this customer approximated $6,900,000 for the period. Accounts receivable due from this customer approximated $360,000 at December 31, 2009.

(11)	Income Taxes

The Company did not record a benefit for federal, state and local income taxes for the three and nine months ended December 31, 2009 and 2008 because any such benefit would be fully offset by an increase in the valuation allowance against the Company’s net deferred tax asset established as a result of our historical operating losses.

(12)	Contingencies

	(a)	Nasdaq Notice - Failure To Satisfy A Continued Listing Rule

	(i)	Closing Bid Price of the Company’s Common Stock below $1.00

On December 17, 2009, the Company received a letter from The Nasdaq Stock Market stating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days.

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

	(ii)	Board of Director Composition Requirements

On February 1, 2010, we received a letter from The Nasdaq Stock Market stating that we were not in compliance with Nasdaq Listing Rule 5605, which requires that we have a majority of independent directors and an Audit Committee consisting of three directors. As a result of the director resignations and subsequent appointments previously announced by the Company, we currently have six directors, three of whom are independent, and an Audit Committee of two members.

Pursuant to Nasdaq’s Listing Rules, we have a cure period lasting until the earlier of our next stockholders meeting or January 21, 2011, or until July 20, 2010 if our next stockholders’ meeting is held before then, to regain compliance with Nasdaq Listing Rule 5605. The Company may regain compliance with this rule by appointing a fourth independent director to its Board who would also serve on its Audit Committee.

(b)	Maritz Agreement

On May 27, 2009, we entered into an Agreement with Maritz LLC providing for a three year strategic alliance in the field of direct-to-consumer promotions effective June 1, 2009. Under the terms of the Agreement, Maritz will engage us as a subcontractor, or otherwise cause us to be engaged directly by Maritz clients, for the production of direct-to-consumer events and the performance of related services on behalf of Maritz clients. Under the terms of the Agreement, Maritz initially received 50,000 shares of our Common Stock as consideration for subcontracting specific client projects to us, and will be issued up to an additional 550,000 shares of Common Stock as additional consideration if certain performance targets are achieved by us under the alliance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                    This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect,” “plan,” “predict,” “may,” “should,” “will,” the negatives thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company’s expectations are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 under “Risk Factors,” including but not limited to “Need for Additional Funding; Working Capital Deficit,” “Recent Losses,” “Internal Controls,” “Concentration of Customers,” “Recent Economic Changes,” “Dependence on Key Personnel,” “Unpredictable Revenue Patterns,” “Competition,” and “Risks Associated with Acquisitions,” in addition to other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Results of Operations

          Overview

                    We have been unprofitable in both Fiscal 2008 and Fiscal 2009, as well as the first nine months of Fiscal 2010, primarily as a result of increasing expenses and hiring of additional personnel and overhead in advance of revenue that did not materialize, and more recently, due to a decrease in revenues resulting from weakening market conditions. However, for the three months ended December 31, 2009 the Company has generated $274,000 in operating income, compared to $81,000 in operating income for the three months ended December 31, 2008. This $193,000 increase in operating income is the result of a $1,417,000 decrease in compensation and general and administrative expenses, partially offset by a $1,224,000 reduction in operating revenue. Our operating loss for the nine months ended December 31, 2009 was ($733,000) compared to an operating loss of ($199,000) for the nine months ended December 31, 2008. This $534,000 increase in operating loss reflects a $3,093,000 reduction in operating revenue, offset by a $2,560,000 decrease in compensation and general and administrative expenses. In light of our recent performance, management has taken substantial steps subsequent to the end of Fiscal 2009 to reduce expenses, including reducing our workforce by approximately 60 full-time persons in the aggregate. These efforts are expected to reduce compensation, general and administrative expenses by approximately $8.6 million in the aggregate on an annual basis, and by $6.2 million in Fiscal 2010.

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

                    For the three months ended December 31, 2009, Operating Revenue decreased by 13% to $8,129,000, compared to $9,353,000 for the three months ended December 31, 2008. For the nine months ended December 31, 2009, Operating Revenue decreased by 12% to $23,790,000, compared to $26,883,000 for the nine months ended December 31, 2008. The decreases in Operating Revenue are due to reductions in experiential, trade and digital marketing programs partially offset by an increase in revenue attributable to the acquisition of mktgpartners. A reconciliation of Sales to Operating Revenues for the three months ended December 31, 2009 and 2008 is set forth below.

	Three Months Ended December 31,				Nine Months Ended December 31,

Sales	2009	%	2008	%	2009	%	2008	%

Sales – U.S. GAAP	$24,102,000	100	$25,720,000	100	$61,789,000	100	$74,571,000	100
Reimbursable program costs and outside production expenses	15,973,000	66	16,367,000	64	37,999,000	61	47,688,000	64

Operating Revenue – Non-GAAP	$8,129,000	34	$9,353,000	36	$23,790,000	39	$26,883,000	36

                    The following table presents operating data expressed as a percentage of Operating Revenue for the three and nine months ended December 31, 2009 and 2008, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2009	2008	2009	2008

Statement of Operations Data:
Operating revenue	100.0%	100.0%	100.0%	100.0%
Compensation expense	73.4%	73.7%	81.1%	77.6%
General and administrative expense	23.2%	25.4%	22.0%	23.1%
Operating income (loss)	3.4%	0.9%	(3.1%)	(0.7%)
Interest (expense), net	(0.5%)	(0.2%)	(0.2%)	(0.2%)
Other income	3.3%	0.0%	1.1%	0.0%
Income (loss) before provision for income taxes	6.2%	0.7%	(2.2%)	(0.9%)
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Net income (loss)	6.2%	0.7%	(2.2%)	(0.9%)

                    Sales. Sales consist of fees for services, commissions, reimbursable program costs and expenses and other production and program expenses. We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts. The amount of reimbursable program costs and expenses, and outside production and other program expenses which are included in revenues will vary from period to period, based on the type and scope of the service being provided. Sales for the three months ended December 31, 2009 decreased 6% to $24,102,000, compared to $25,720,000 for the quarter ended December 31, 2008. This decrease in sales is attributable to a $2,152,000 decrease in events sponsored by our largest customer, Diageo North America, Inc. (“Diageo”), a $1,791,000 reduction in trade marketing, and a $680,000 reduction in digital marketing, partially offset by $1,873,000 of new business attributable to the acquisition of mktgpartners, along with a $1,132,000 increase in non-Diageo experiential marketing. Sales for the nine months ended December 31, 2009 decreased 17% to $61,789,000, compared to $74,571,000 for the nine months ended December 31, 2008. This decrease in sales is attributable to $8,417,000 decrease in Diageo events, a $3,244,000 reduction in trade marketing, a $3,001,000 reduction in digital marketing, and a $1,385,000 reduction in non-Diageo experiential marketing, partially offset by $3,265,000 of new business attributable to the acquisition of mktgpartners.

                    Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses are primarily direct labor, travel and product costs generally associated with events we execute for Diageo. Reimbursable program costs and expenses for the three months ended December 31, 2009 and 2008 were $4,150,000 and $4,657,000, respectively. Reimbursable program costs and expenses for the nine months ended December 31, 2009 and 2008 were $11,912,000 and $13,812,000, respectively. These decreases are primarily due to a decrease in the number of events we executed during the three and nine-month periods ended December 31, 2009 versus the same periods in Fiscal 2008 as a result of a general weakening in the economy.

                    Outside Production and other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production and other program expenses for the three months ended December 31, 2009 were $11,823,000 compared to $11,710,000 for the three months ended December 31, 2008. Outside production and other program expenses for the nine months ended December 31, 2009 were $26,087,000 compared to $33,876,000 for the nine months ended December 31, 2008. The decreases in outside production and other program expenses are primarily due to a decrease in Diageo events we executed and reductions in experiential, trade and digital marketing programs partially offset by an increase in expenses attributable to the acquisition of mktgpartners. Outside production and other program expenses can fluctuate greatly from quarter to quarter based on the nature of the projects.

                    Compensation Expense. Compensation expense, exclusive of reimbursable program costs and expenses and other program expenses, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For the three months ended December 31, 2009, compensation expense decreased $927,000 to $5,967,000, compared to $6,894,000 for the three months ended December 31, 2008. This decrease in compensation expense for the three months ended December 31, 2009 is primarily the result of a $1,520,000 decrease in salary expense primarily due to reductions in the trade and digital marketing departments partially offset by a $302,000 increase in non –cash equity compensation expense, and a $188,000 increase in bonus expense. For the nine months ended December 31, 2009, compensation expense decreased $1,569,000 to $19,294,000, compared to $20,863,000 for the nine months ended December 31, 2008. This decrease in compensation expense for the nine months ended December 31, 2009 is primarily the result of a $2,071,000 decrease in salary expense mainly due to reductions in the trade and digital marketing departments, and a $256,000 decrease in bonus expense partially offset by a $336,000 increase in severance expense, and a $196,000 increase in non –cash equity compensation expense.

                    General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts. For the three months ended December 31, 2009, general and administrative expenses decreased $490,000 to $1,888,000, compared to $2,378,000 for the three months ended December 31, 2008. For the nine months ended December 31, 2009, general and administrative expenses decreased $991,000 to $5,229,000, compared to $6,220,000 for the nine months ended December 31, 2008. These decreases in general and administrative expenses for the three and nine months ended December 31, 2009 are primarily the result of a non-recurring $342,000 cancellation fee paid in 2008 upon the exercise of the option to terminate the sublease for our principal office space in New York along with a reduction in professional fees and travel and entertainment expense.

                    Interest Expense, Net. Net interest expense for the three months ended December 31, 2009 was ($41,000) compared to ($18,000) for the three months ended in December 31, 2008. Net interest expense for the nine months ended December 31, 2009 was ($63,000) compared to ($42,000) for the nine months ended in December 31, 2008. The increase in net interest expense for the three and nine months ended December 31, 2009 is primarily the result of $26,000 in interest expense recorded in December 2009 on its Senior Notes.

                    Other Income. Other income for the three and nine months ended December 31, 2009 was $269,000.The other income is the result of fair value adjustment on derivative financial instruments recorded on December 31, 2009 in connection with the financial instruments issued in our December 15, 2009 financing.

                    Income (Loss) before Provision for Income Taxes. The Company’s income before provision for income taxes for the three months ended December 31, 2009 was $503,000 compared to income before provision for income taxes of $64,000 for the three months end December 31, 2008. For the nine months ended December 31, 2009 the Company’s loss before provision for income taxes was ($527,000) compared to ($242,000) for the nine months end December 31, 2008.

                    Provision for Income Taxes. We did not record a provision or benefit for federal, state and local income taxes for the three months and nine months ended December 31, 2009 and 2008 because any such provision or benefit would be fully offset by a change in the valuation allowance against the Company’s net deferred tax asset established as a result of our historical operating losses.

                    Net Income (Loss). As a result of the items discussed above, net income for the three months ended December 31, 2009 was $503,000 compared to net income of $64,000 for the three months end December 31, 2008. For the nine months ended December 31, 2009 the Company’s net loss was ($527,000) compared to ($242,000) for the nine months ended December 31, 2008. Fully diluted earnings (loss) per share amounted to $.06 and ($.07) for the three and nine months ended December 31, 2009, compared to $.01 and ($.03) for the three and nine months ended December 31, 2008.

Liquidity and Capital Resources

                     Beginning with our fiscal year ended March 31, 2000, we have continuously experienced negative working capital. This deficit has generally resulted from our inability to generate sufficient cash and receivables from our programs to offset our current liabilities, which consist primarily of obligations to vendors and other accounts payable, deferred revenues and bank borrowings required to be paid within 12 months from the date of determination. We are continuing our efforts to increase revenues from our programs and reduce our expenses, but to date these efforts have not been sufficiently successful. We have been able to operate during this extended period with negative working capital due primarily to advance payments made to us on a regular basis by our largest customers, proceeds from private placements of our securities and issuance of debt($4.43 million in December 2009, $1 million in January 2000, and $1.63 million in January and February 2003), and to a lesser degree, proceeds from stock option and warrant exercises. On June 26, 2008 we entered into a Credit Agreement with Sovereign Bank under which we were provided with a three-year revolving credit facility in the principal amount of $2,500,000 for working capital purposes, and a three-year term loan in the amount of $2,500,000 that was used to fund a portion of the purchase price for the assets of mktgpartners.

                     Our failure to comply with various financial and other covenants under the Credit Agreement, we entered into an amendment and waiver to the Credit Agreement in May 2009 under which Sovereign Bank (i) waived existing defaults, (ii) indefinitely suspended our revolving credit facility, and (iii) required us to maintain deposits with Sovereign Bank at all times in an amount not less then the outstanding balance of the term loan as cash-collateral therefore, and (iv) suspended the Company’s obligation to comply with the financial covenants in the future during the period in which the revolving credit facility was suspended and the term loan fully cash-collateralized. As a result of the amendment and factors described above, we did not have the ability to borrow under the Credit Agreement and therefore terminated the Credit Agreement in August 2009 and repaid the debt by applying the cash collateral against the outstanding loan balance.

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

                     The shares of Series D Preferred Stock issued in the financing have a stated value of $1.00 per share, and are convertible into Common Stock at an initial conversion price of $0.47. The conversion price of the Series D Preferred Stock is subject to full ratchet anti-dilution provisions for 18 months following issuance, and weighted-average anti-dilution provisions thereafter. Holders of the Series D Preferred Stock are not entitled to special dividends but will be entitled to be paid upon a liquidation, redemption or change of control, the stated value of such shares plus the greater of (a) a 14% accreting liquidation preference, compounding annually, and (b) 3% of the volume weighted average price of our Common Stock outstanding on a fully-diluted basis (excluding the shares issued upon conversion of the Series D Preferred Stock) for the 20 days preceding the event. A consolidation or merger, a sale of all or substantially all of our assets, and a sale of 50% or more of our Common Stock would be treated as a change of control for this purpose.

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

                     Upon closing of the financing, Union Capital became entitled to a closing fee of $325,000, half of which was paid upon closing and the balance of which will be paid in six monthly installments beginning from January 1, 2010. The Company also reimbursed Union Capital for its fees and expenses in the amount of $250,000. Additionally, we entered into a management consulting agreement with Union Capital under which Union Capital provides us with management advisory services and we pay Union Capital a fee of $125,000 per year for such services. Such fee will be reduced to $62,500 per year if the holders of the Series D Preferred Stock no longer have the right to nominate two directors and Union Capital no longer owns at least 40% of the Common Stock purchased by it at closing (assuming conversion of Series D Preferred Stock and exercise of Warrants held by it). The management consulting agreement will terminate when the holders of the Series D Preferred Stock no longer have the right to nominate any directors and Union Capital no longer owns at least 20% of the Common Stock purchased by it at closing (assuming conversion of Series D Preferred Stock and exercise of Warrants held by it).

                     We believe that cash currently on hand together with cash expected to be generated from operations will be sufficient to fund our operations through December 31, 2010.

                     At December 31, 2009, we had cash and cash equivalents of $1,969,000, a working capital deficit of $4,001,000, and stockholders’ equity of $4,801,000. In comparison, at March 31, 2009, we had cash and cash equivalents of $1,904,000, a working capital deficit of $8,966,000, and stockholders’ equity of $4,241,000. The increase of $65,000 in cash and cash equivalents during the nine months ended December 31, 2009 was primarily due to the net proceeds from the financing described above, partially offset by cash used in operating activities and for the purchase of computer equipment and software.

                    Operating Activities. Net cash used in operating activities for the nine months ended December 31, 2009 was $4,229,000 compared to $1,740,000 for the nine months ended December 31, 2008. For both the nine months ended December 31, 2009, and December 31, 2008, cash used in operating activities was primarily the result of a reduction in deferred revenue, $4,740,000 and $1,886,000, respectively, partially offset by changes in other operating assets and liabilities.

                    Investing Activities. For the nine months ended December 31, 2009, net cash provided by investing activities was $1,883,000, primarily due to the release of $1,994,000 from a restricted cash collateral account securing bank borrowings, partially offset by the purchase of $111,000 of computer equipment and software. For the nine months ended December 31, 2008, net cash used in investing activities amounted to $3,841,000, primarily relating to the $3,348,000 cash portion of the purchase price for the assets of mktgpartners, and the purchase of $493,000 of property and equipment.

                    Financing Activities. For the nine months ended December 31, 2009, net cash provided by financing activities was $2,411,000 resulting from the $4,425,000 of net proceeds from December 2009 financing described above, offset by the repayment of outstanding bank borrowings of $1,994,000 and the purchase of treasury stock. For the nine months ended December 31, 2008, net cash provided by financing activities was $2,163,000 resulting from the receipt of $2,500,000 of bank borrowings utilized to fund a portion of the purchase price for the acquisition of the assets of mktgpartners, offset by $337,000 of debt repayments on the bank borrowings made during the period.

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

                     Please refer to the Company’s 2009 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies relating to revenue recognition, goodwill (expanded below) and other intangible assets and accounting for income taxes. During the three months ended December 31, 2009, there were no material changes to these policies.

Goodwill and Other Intangible Assets

                     Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of our subsidiary companies, Inmark, Optimum, U.S. Concepts and Digital Intelligence as well as our recently acquired mktgpartners business. These companies and businesses have been integrated into a structure which does not provide the basis for separate reporting units. Consequently, the Company is a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of a customer relationship acquired from mktgpartners, and an Internet domain name and related intellectual property rights. At December 31, 2009 and March 31, 2009, our balance sheet reflected goodwill and intangible assets as set forth below:

	December 31, 2009	March 31, 2009

Goodwill	$10,052,232	$10,052,232
Customer relationship	1,125,889	1,367,151
Internet domain name	200,000	200,000

	$11,378,121	$11,619,383

                    Goodwill and the internet domain name which are deemed to have indefinite lives are subject to annual impairment tests. Other long-lived assets are tested whenever events or circumstances suggest that they may be impaired. Goodwill impairment tests require the comparison of the fair value and carrying value of reporting units. We assess the potential impairment of goodwill and intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded. The value assigned to the customer relationship is being amortized over a five year period.

                    Because the Company is a single reporting unit, the closing NASDAQ Capital Market price of our Common Stock as of the balance sheet date was used as a basis to measure the fair value of goodwill. In addition, the Company retained a third party outside valuation firm to assist it in testing goodwill impairment as of March 31, 2009. Based on such analysis, we concluded that the goodwill of the Company was not impaired as of March 31, 2009. The analysis for the internet domain differs from our goodwill analysis in that impairment is only deemed to have occurred if the sum of the undiscounted cash flows from the internet domain name is less than its carrying value. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. We typically estimate the fair value of long-lived assets under the income approach.

                    Goodwill and the internet domain name will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment. Specifically the determination if a decline in our stock price and resulting market capitalization is sustained are indicative of a reduction in the fair value of the Company.

                     Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred. Although, the market price of our of our Common Stock decreased significantly as of December 31, 2009 as compared with March 31, 2009; management believes that it is not possible at this time to determine if any such future impairment would result from this decline, or if it does, whether such charge would be material. We can not be certain that a future downturn in our business, change in market conditions or longer-term decline in the market price of our stock will not result in an impairment charge in future periods.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

                    Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) as of December 31, 2009 in connection with our filing of this Quarterly Report Form 10-Q. Our previously identified material weakness has been remediated as of December 31, 2009. Accordingly, based on that evaluation our Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2009, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

                    The circumstance and factors that contributed to our inability to timely file our Annual Report on Form 10-K for the year ended March 31, 2009, the quarterly report on Form 10-Q for the three months ended June 30, 2009 and the quarterly report on Form 10-Q for the six months ended September 30, 2009 have been remediated. The Company hired external consultants and there has been a change in management including the composition of the audit committee. There has not been any other changes in our internal control over financial reporting that occurred during our quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 2, 3, 4, 5. Not Applicable

Item 1A. Risk Factors

          In addition to the risk factor set forth below, the “Risk Factors” discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2009, could materially affect our business, financial condition and future results. The risks described in this report and in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Associated with Goodwill.

           We have recorded on our balance sheets at December 31, 2009 and March 31, 2009 goodwill aggregating $10,052,232. We assess the potential impairment of goodwill and intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Although, the market price of our of our Common Stock decreased significantly as of December 31, 2009 as compared with March 31, 2009; management believes that it is not possible at this time to determine if any such future impairment would result from this decline, or if it does, whether such charge would be material. As a result, it is reasonably possible that a longer-term decline in trading price of our common stock could negatively impact, both, the results of our operations and the value of our goodwill amount as recorded and disclosed in the financial statements.

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

‘mktg, inc.’

Dated: February 16, 2010	By:	/s/ Charles W. Horsey

Charles W. Horsey, President
(principal executive officer)

Dated: February 16, 2010	By:	/s/ James R. Haughton

James R. Haughton, Senior Vice President-Controller
(principal accounting officer)