Form 10-K
period 2010-03-31
'mktg, inc.'
filed 2010-06-28
CIK 886475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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
Yes ☐           No ☒

As of September 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $8,312,304.

As of June 24, 2010, 8,594,099 shares of Common Stock, $.001 par value, were outstanding.

Documents Incorporated by Reference:

Document	Part of 10-K into which incorporated
Definitive Proxy Statement relating to Registrant’s 2010 Annual Meeting of Stockholders	Part III

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

Corporate Overview

‘mktg, inc.’, through its wholly-owned subsidiaries: Inmark Services LLC, Optimum Group LLC, U.S. Concepts LLC and Digital Intelligence Group LLC, is a full service marketing agency. We develop, manage and execute sales promotion programs at both national and local levels, utilizing both online and offline media channels. Our programs help our clients effectively promote their goods and services directly to retailers and consumers and are intended to assist them in achieving maximum impact and return on their marketing investment. Our activities reinforce brand awareness, provide incentives to retailers to order and display our clients’ products, and motivate consumers to purchase those products, and are designed to meet the needs of our clients by focusing on communities of consumers who want to engage brands as part of their lifestyles.

Our services include experiential and face to face marketing, event marketing, interactive marketing, ethnic marketing, and all elements of consumer and trade promotion, and are marketed directly to our clients by our sales force operating out of offices located in New York, New York; Cincinnati, Ohio; Chicago, Illinois; Los Angeles, California and San Francisco, California.

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

Acquisitions and Strategic Transactions

mktgpartners

On June 30, 2008, through our wholly-owned subsidiary U.S. Concepts LLC, we acquired substantially all of the assets of 3 For All Partners, LLC, d/b/a mktgpartners (“mktgpartners”). Founded in 2003, mktgpartners focused on entertainment and sports marketing, experiential marketing and promotional media, and was headquartered in New York, with additional offices in Chicago and San Francisco.

The consideration for the acquisition consisted of $3.25 million in cash and 332,226 shares of our Common Stock valued at the time of the acquisition at approximately $1,000,000. In connection with the acquisition, we hired all of mktgpartners’ employees and issued 166,113 shares of restricted Common Stock of the Company, valued at that time at approximately $500,000, to certain of those employees. The restricted shares vest annually in equal installments over five years from the date of issuance.

Maritz

On May 27, 2009, we entered into an Agreement with Maritz LLC providing for a three year strategic alliance in the field of direct to consumer promotions. Under the terms of the Agreement, Maritz engages us as a subcontractor, or otherwise causes us to be engaged directly by Maritz clients, for the production of direct-to-consumer events and the performance of related services on behalf of Maritz clients. Under the terms of the Agreement, Maritz received 50,000 shares of our Common Stock as consideration for subcontracting specific client projects to us.

Union Capital Financing

On December 15, 2009, we consummated a $5 million financing led by an investment vehicle organized by Union Capital Corporation. In the financing, we issued $2.5 million in aggregate principal amount of Senior Secured Notes, $2.5 million in aggregate stated value of Series D Convertible Participating Preferred Stock (“Series D Preferred Stock”) initially convertible into 5,319,149 shares of Common Stock, and Warrants to purchase 2,456,272 shares of Common Stock. After giving effect to the shares of Common Stock issuable upon conversion of the Preferred Stock and exercise of the Warrants, Union Capital is the beneficial holder of approximately 40.5% of our shares of Common Stock. Additional terms of the financing are provided elsewhere in this Annual Report on Form 10-K.

Premier Client Roster

Our principal clients are large manufacturers of packaged goods and other consumer products. Our client partners are actively engaged in promoting their products to both the consumer as well as trade partners, (i.e., retailers, distributors, etc.), and include, among others, Bayer HealthCare, LLC, Diageo North America, Inc. and its affiliates (“Diageo”), Fas Mart Convenience Stores, Fresh Express, Inc., Kikkoman International, Inc., Nike, Inc., Nintendo of America,Inc. and Procter & Gamble Co.

For our fiscal years ended March 31, 2010 and 2009, Diageo accounted for approximately 63% and 64% of our revenues (inclusive of reimbursable program costs and expenses) and 71% and 45%, respectively, of our accounts receivable.

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

Employees

We currently have approximately 250 full-time and 5,500 part-time employees. Our part-time employees are primarily involved in marketing support, program management and in-store sampling and demonstration, and are employed on an as needed basis. None of our employees are represented by a labor organization and we consider our relationship with our employees to be good.

Item 1A.	Risk Factors

Recent Losses. We sustained net losses of approximately ($843,000), ($2,788,000) and ($4,893,000) for our fiscal years ended March 31, 2010, 2009 and 2008, respectively. In addition, although we were profitable in our fiscal year ended March 31, 2007, we sustained a net loss of approximately ($711,000) in the fourth quarter of that fiscal year, and a net loss of approximately ($1,802,000) for our fiscal year ended March 31, 2006. There can be no assurance that we will be profitable in the future.

Internal Controls. Due to our inability to timely file our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as of March 31, 2009 our internal controls over financial reporting were not effective to ensure that reports required to be filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC. In addition, we were required to restate our financial statements for our fiscal year ended March 31, 2008 and first quarter of fiscal 2009. The restatement for fiscal 2008 reduced our income before taxes from $2,934,000 as originally reported to a loss before taxes of approximately $142,000. The restatement for the first quarter of fiscal 2009 reduced net income as originally reported by approximately $1,310,000 to a loss of approximately $835,000. We have implemented and continue to implement remedial measures to improve and strengthen our internal control over financial reporting to avoid future misstatements of our financial statements and delays in filing required reports with the SEC. However, there can be no assurance that we will be successful in this regard. The failure to develop and maintain appropriate systems and controls could materially adversely affect our business, financial condition and results of operations. We believe, however, that the financial statements included in Item 8 of this Form 10-K fairly present, in all material respects, our financial condition and results of operations for the periods presented.

Concentration of Customers. A substantial portion of our sales has been dependent on one client or a limited concentration of clients. In particular, Diageo accounted for approximately 63% and 64% of our revenues for each of our fiscal years ended March 31, 2010 and 2009, respectively, and accounted for 71% of our accounts receivable at March 31, 2010. In addition, our second largest customer accounted for approximately 12% and 10% of our revenue for each of our fiscal years ended March 31, 2010 and 2009, respectively, and accounted for 18% of our accounts receivable at March 31, 2010. To the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise if Diageo or any other significant client reduces its budget allocated to the services we provide.

Recent Economic Changes. Recent weakness in the general economy has had and is likely to continue to have a negative impact on our business. We provide services to companies and industries that have experienced and may continue to experience financial difficulty, particularly in light of conditions in the credit markets and the overall economy. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers and demand for our services could decline.

Dependence on Key Personnel. Our business is managed by a limited number of key management and operating personnel. The loss of any one of those persons could have a material adverse impact on our business. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel.

Outstanding Indebtedness; Security Interest. In connection with the December 2009 Union Capital financing, we issued $2.5 million in the aggregate principal amount of Senior Secured Notes (the “Secured Notes”), which are secured by a first priority security interest in substantially all of our assets. While the Secured Notes are outstanding, we will be subject to customary affirmative, negative and financial covenants. The financial covenants include (i) a fixed charge coverage ratio test requiring us to maintain a fixed charge coverage ratio of not less then 1.40 to 1.00 at the close of each fiscal quarter commencing December 31, 2010, (ii) a minimum EBITDA test, to be tested at the end of each fiscal quarter commencing December 31, 2010, requiring us to generate “EBITDA” of at least $3,000,000 over the preceding four quarters, (iii) a minimum liquidity test requiring us to maintain cash and cash equivalents of $500,000 at all times, and (iv) limitations on our capital expenditures. In the event of a default under Secured Notes, at the option of the noteholders, (i) the principal and interest of Secured Notes will immediately become due and payable, and (ii) the noteholders may exercise their rights and remedies provided for in under the Secured Notes and related security agreements, and the rights and remedies of a secured party under applicable law. Although we expect to be able to comply with these covenants, there can be no assurance that we will do so.

Series D Preferred Stock Liquidation Preference; Redemption. In the event of our dissolution, liquidation or change of control, the holders of the Series D Preferred Stock will receive, in priority over the holders of Common Stock, a liquidation preference equal to the Stated Value of such shares plus the greater of (a) a 14% accreting liquidation preference, compounding annually, and (b) 3% of the volume weighted average price of the Company’s Common Stock outstanding on a fully-diluted basis (excluding the shares issued upon conversion of the Preferred Shares) for the 20 days preceding the event. A consolidation or merger, a sale of all or substantially all of our assets, and a sale of 50% or more of our Common Stock would be treated as a change of control for this purpose. Therefore, it is possible that holders of Common Stock will not obtain any proceeds upon any such event. After December 15, 2015, holders of the Series D Preferred Stock can require us to redeem the Series D Preferred Stock at its stated value plus any accretion thereon in the event such shares have not been converted to Common Stock at the same price per share payable upon a liquidation event.

Control by Union Capital Corporation and holders of Series D Preferred Stock. Union Capital currently beneficially owns approximately 40.5% of our outstanding shares of Common Stock (assuming conversion and exercise of all securities issued in the December 2009 financing), including approximately 85% of our Series D Preferred Stock, as well as $2.1 million in principal amount of our Secured Notes. The holders of our Series D Preferred Stock have the right to appoint two members of our Board of Directors. In addition, the vote of a majority of the shares of the Series D Preferred Stock are required to approve, among other things, (i) any issuance by us of capital stock which is senior to or pari passu with the Series D Preferred Stock; (ii) any increase in the number of authorized shares of the Series D Preferred Stock; (iii) any dividends or payments on equity securities; (iv) any amendment to our Certificate of Incorporation, By-laws or other governing documents that would result in an adverse change to the rights, preferences, or privileges of the Series D Preferred Stock; (v) any material deviation from the annual budget approved by our Board of Directors; and (vi) entering into any material contract not contemplated by the annual budget approved by our Board of Directors. Accordingly, Union Capital has substantial control over our business and can decide the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and can also prevent or cause a change in control. The interests of Union Capital may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Derivative Litigation. On May 7, 2009, Brian Murphy, derivatively on behalf of the Company, commenced a lawsuit in the Supreme Court of the State of New York, County of New York, against the Chairman of our Board, certain of our former directors and officers, and the Company as a nominal defendant. The Complaint filed by Mr. Murphy in the action alleges, among other things, that the defendants breached fiduciary duties owed to the Company and its stockholders by failing to ensure that the Company’s financial statements for its fiscal year ended March 31, 2008 and quarter ended June 30, 2008 were prepared correctly, and by causing the Company to enter into the December 2009 financing on terms dilutive to the Company’s stockholders. The Company is a nominal defendant for purposes of the derivative action claims, and is not aware of any claims for affirmative relief being made against it. However, the Company has obligations to provide indemnification to its officers and directors (and former officers and directors), including for all legal costs incurred by them in defending these claims. We believe the lawsuit is without merit and intend to defend this action vigorously. However, the ultimate outcome of any litigation is uncertain and could result in substantial damages. In addition, both a favorable or unfavorable outcome can have a material negative impact on our financial condition or results of operations, due to defense costs, diversion of management resources and other factors.

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

Item 2.	Properties.

We have the following leased facilities:

Facility	Location	Square Feet	Fiscal 2010 Rent
Principal offices	New York, New York	33,400	$1,029,000

Principal and sales office of Optimum	Cincinnati, Ohio	17,000	$187,000

Other sales offices and warehouses of Inmark, Optimum and U. S. Concepts	Chicago, Illinois	14,200
	New York, New York	6,500
	San Francisco, California	3,600
	Total	24,300	$441,000

In addition to the above, from time to time we enter into short-term warehouse leases for the storage of promotional materials that we use in connection with our programs.

In October 2008, we exercised our option to terminate early the sublease for our principal office space in New York, New York effective October 25, 2009. In December 2009, we signed an amendment which reinstated the previously terminated sublease at an average annual rent of $1,203,000. Under the amendment, the sublease will terminate in June 2015. For a summary of our minimum rental commitments under all non-cancelable operating leases with a maturity date in excess of one year as of March 31, 2010, see Note 14 to the Notes to the Consolidated Financial Statements.

We consider our facilities sufficient to maintain our current operations.

Item 3.	Legal Proceedings.

On May 7, 2009, Brian Murphy, derivatively on behalf of the Company, commenced a lawsuit in the Supreme Court of the State of New York, County of New York, against the Chairman of our Board, certain of our former directors and officers, and the Company as a nominal defendant. The Complaint filed by Mr. Murphy in the action alleges, among other things, that the defendants breached fiduciary duties owed to the Company and its stockholders by failing to ensure that the Company’s financial statements for its fiscal year ended March 31, 2008 and quarter ended June 30, 2008 were prepared correctly, and by causing the Company to enter into the December 2009 financing on terms dilutive to the Company’s stockholders. The Company is a nominal defendant for purposes of the derivative action claims, and is not aware of any claims for affirmative relief being made against it. However, the Company has obligations to provide indemnification to its officers and directors (and former officers and directors), including for all legal costs incurred by them in defending these claims.

The defendants currently have until June 30, 2010 to file a response to the Complaint.

We believe the lawsuit is without merit and intend to defend this action vigorously. However, the ultimate outcome of any litigation is uncertain and could result in substantial damages. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the over-the-counter-market under the symbol CMKG and is quoted on the OTC Bulletin Board. Prior to June 25, 2010 our common stock traded on the Nasdaq Capital Market. The following table sets forth for the periods indicated the high and low trade prices for our Common Stock as reported by Nasdaq. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Common Stock
	High	Low
Fiscal Year 2010
Fourth Quarter	$0.59	$0.32
Third Quarter	1.20	0.37
Second Quarter	1.25	0.95
First Quarter	1.50	0.90

Fiscal Year 2009
Fourth Quarter	$1.30	$0.85
Third Quarter	2.60	0.90
Second Quarter	3.02	2.50
First Quarter	3.08	2.79

On June 24, 2010 there were 8,594,099 shares of our Common Stock outstanding, approximately 71 shareholders of record and approximately 400 beneficial owners of shares held by a number of financial institutions.

No cash dividends have ever been declared or paid on our Common Stock. In addition, the terms of the Secured Notes and Preferred Stock we issued in the December 2009 financing restrict our ability to pay cash dividends on our Common Stock. We intend to retain earnings, if any, to finance future operations and expansion and do not expect to pay any cash dividends in the foreseeable future.

On December 17, 2009, we received a letter from The Nasdaq Stock Market stating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price of the our Common Stock was below $1.00 per share for 30 consecutive business days. Pursuant to Nasdaq’s Listing Rules, we had a 180 day grace period, until June 15, 2010, to regain compliance with this listing requirement. On June 15, 2010 we provided notice to The Nasdaq Stock Market pursuant to Rule 12(d)2-2(c)(2)(i), under the Securities Exchange Act of 1934, as amended, of the Company’s voluntary withdrawal of its Common Stock from listing on Nasdaq’s Capital Market.

Equity Compensation Plan Information

The following table sets forth information with respect to equity compensation plans (including individual compensation arrangements) of the Company as of March 31, 2010.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders(1)	311,250	$2.16	3,120,956

Equity compensation plans not approved by security holders(2)	40,766	$3.68	—
Total	352,016	$2.34	3,120,956

(1)
Includes options to purchase 297,500 shares of Common Stock granted under our 2002 Long-Term Incentive Plan and options to purchase 13,750 shares of Common Stock granted under our 1992 Stock Option Plan. Does not include 3,000,000 shares of Common Stock reserved for issuance under our 2010 Equity Incentive Plan which was adopted subsequent to March 31, 2009.

(2)	Consists of warrants to purchase shares of Common Stock issued in 1997 to a former director of ours, in connection with our entry into a financial advisory services agreement.

2010 Equity Incentive Plan

At the Annual Meeting of Stockholders held on March 25, 2010, the stockholders of the Company approved the ‘mktg, inc.’ 2010 Equity Incentive Plan (the “2010 Plan”), under which 3,000,000 shares of Common Stock have been set aside and reserved for issuance. The material terms of the 2010 Plan are described below.

The 2010 Plan provides for the granting to our employees, officers, directors, consultants and advisors of stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and other performance stock awards. The purpose of the 2010 Plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by eligible participants who are expected to contribute to the Company’s future growth and success.

The 2010 Plan is administered by the Compensation Committee of the Board of Directors. The exercise price per share of a stock option, which is determined by the Compensation Committee, may not be less than 100% of the fair market value of the Common Stock on the date of grant. If an incentive stock option is granted to an optionee who owns more than 10% of the total combined voting power of the Company, the exercise price may not be less than 110% of the fair market value of the Common Stock on the date of grant.

An optionee’s ability to exercise his or her shares is subject to the vesting of the option. At the time of the grant, a vesting period is established, which generally extends over a period of a few years. Vesting may also be subject to achievement of performance criteria set forth in the applicable Award Agreement. After the option vests, an optionee will be able to exercise the option with respect to the vested portion of the shares, until the expiration or termination of the option. For non-qualified options the term of the option is determined by the Compensation Committee. For incentive stock options the term of the option is not more than ten years. However, if the optionee owns more than 10% of the total combined voting power of the Company, the term of the incentive stock option will be no longer than five years. In the event of an option participant’s termination of service with the Company, he or she may exercise his or her option within the term designated in the participant’s option agreement. In general, if the termination is due to death or disability, the option will remain exercisable for 18 months and 12 months, respectively. Upon termination for cause, a participant’s options shall immediately terminate.

The 2010 Plan also provides for the issuance of an outright grant of Common Stock or a stock grant that is deemed restricted. Restricted stock is Common Stock that is subject to a substantial risk of forfeiture until the end of a “restricted period” during which the grantee must satisfy certain vesting conditions. If the grantee does not satisfy the vesting conditions by the end of the restricted period, the restricted stock is forfeited to the Company. During the restricted period, the holder of restricted stock has the rights and privileges of a regular stockholder, except that the transfer restrictions set forth in the applicable award agreement apply. The 2010 Plan also authorizes the grant of other types of stock-based compensation including, but not limited to stock appreciation rights, performance stock awards, and restricted stock unit awards. We currently do not expect to issue awards under the 2010 Plan other than stock options.

The 2010 Plan automatically terminates on February 22, 2020, unless it is terminated earlier by a vote of the Company’s stockholders or the Board of Directors; provided, however, that any such action does not affect the rights of any participants of the 2010 Plan. In addition, the 2010 Plan may be amended by the stockholders of the Company or the Board of Directors, subject to stockholder approval if required by applicable law or listing requirements.

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

Revenue Recognition

Our revenues are generated from projects subject to contracts requiring us to provide services within specified time periods generally ranging up to twelve months. As a result, on any given date, we have projects in process at various stages of completion. Depending on the nature of the contract, revenue is recognized as follows: (i) on time and material service contracts, revenue is recognized as services are rendered; (ii) on fixed price retainer contracts, revenue is recognized on a straight-line basis over the term of the contract; (iii) on certain fixed price contracts, revenue is recognized as certain key milestones are achieved. Reimbursable program costs and expenses and outside production and other program costs associated with the fulfillment of certain specific contracts are accrued or deferred and recognized proportionately to the related revenue. Our business is such that progress towards completing projects may vary considerably from quarter to quarter.

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

Goodwill and Other Intangible Assets

Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of our subsidiary companies, Inmark, Optimum, U.S. Concepts and Digital Intelligence as well as our recently acquired mktgpartners business. These companies and businesses have been integrated into a structure which does not provide the basis for separate reporting units. Consequently, the Company is a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of a customer relationship acquired from mktgpartners, and an Internet domain name and related intellectual property rights. At March 31, 2010 and 2009, our balance sheet reflected goodwill and intangible assets as set forth below:

	2010	2009
Amortizable:
Customer relationship	$1,045,469	$1,367,151

Non-Amortizable:
Goodwill	$10,052,232	$10,052,232
Internet domain name	200,000	200,000
	$10,252,232	$10,252,232
Total	$11,297,701	$11,619,383

Goodwill and the internet domain name are deemed to have indefinite lives and are subject to annual impairment tests. Goodwill impairment tests require the comparison of the fair value and carrying value of the reporting unit. We assess the potential impairment of goodwill and intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded. The value assigned to the customer relationship is being amortized over a five year period.

As of March 31, 2009, we utilized the closing NASDAQ Capital Market price of our Common Stock and market capitalization as of that date to measure the fair value of goodwill. In December 2009, we consummated a $5.0 million financing led by an investment vehicle organized Union Capital Corporation. As a result of the financing, we issued Series D Preferred Stock initially convertible into 5,319,149 shares of Common Stock, and Warrants to purchase 2,456,272 shares of Common Stock. At the date of the financing, if all of the shares of Preferred Stock issued in the financing were converted to Common Stock at the initial conversion price and all of the Warrants exercised, our outstanding shares of Common Stock would increase by approximately 90%. The market price of our stock decreased significantly subsequent to the financing and remained lower as of March 31, 2010. Because the shares of Common Stock that may be issued upon exercise of the Warrants and conversion of the Series D Preferred Stock are not included in our market capitalization for these purposes, that there is now a large concentration of insider holdings, and the stock price has not reacted as expected to positive financial indicators, management believes that the Company’s stock price and related market capitalization are no longer indicative of the fair value of goodwill. Consequently, the Company used a combination of three generally accepted methods for estimating fair value of the reporting unit; the income approach, market approach and market capitalization to determine the overall fair value. Based on such analysis, we concluded that the goodwill of the Company was not impaired as of March 31, 2010. Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred. Management has also determined that there was no impairment of the amortizable intangible asset.

Accounts Receivable and Credit Policies

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability

Accounting for Income Taxes

Our ability to recover the reported amounts of the deferred income tax asset resulting from net operating losses is dependent upon our ability to generate sufficient taxable income during the periods over which such losses are deductible to reduce our tax expense in future periods. In assessing the realizability of deferred tax assets, management considers, in light of available objective evidence, whether it is more likely than not that some or all of such assets will be utilized in future periods. For financial reporting purposes, the Company had incurred losses for fiscal years 2004 through 2010 aggregating $13,674,000. The Company had to generate approximately $14,626,000 of aggregate taxable income to fully utilize its net deferred tax asset. Accordingly, based upon the available objective evidence, particularly the Company’s history of losses, the Company provided for a full valuation allowance against its net deferred tax asset at March 31, 2010. The Company did not record a benefit for federal, state and local income taxes for the year ended March 31, 2010 because any such benefit would be fully offset by an increase in the valuation allowance against the Company’s net deferred tax asset.

Results of Operations

Fiscal Year Ended March 31, 2010 Compared to March 31, 2009:

Overview

Though we have been unprofitable in both Fiscal 2010 and Fiscal 2009, we reduced our operating loss by $1,904,000 to ($817,000) for the fiscal year ended March 31, 2010, compared to an operating loss of ($2,721,000) for the fiscal year ended March 31, 2009. This was primarily the result of substantial steps taken by management to reduce expenses, including reducing our workforce by approximately 60 full-time persons in the aggregate. These cost cutting measures are reflected in a $5,645,000 reduction in compensation and general and administrative in Fiscal 2010, the positive impact of these measures on our operating loss was partially offset by a $3,741,000 decrease in Operating Revenue.

The following table presents the reported operating results for the fiscal years ended March 31, 2010 and 2009:

	2010	2009
Operations Data:
Sales	$78,025,000	$96,234,000
Reimbursable program costs and expenses	(15,900,000)	(17,247,000)
Outside production and other program expenses	(30,893,000)	(44,014,000)
Operating revenue	31,232,000	34,973,000
Compensation expense	24,835,000	28,374,000
General and administrative expenses	7,214,000	9,320,000
Operating (loss)	(817,000)	(2,721,000)
Interest (expense), net	(210,000)	(67,000)
Other income	184,000	—
Loss before provision for income taxes	(843,000)	(2,788,000)
Provision for income taxes	—	—
Net loss	$(843,000)	$(2,788,000)

Per Share Data:
Basic loss per share	$(.11)	$(.40)
Diluted loss per share	$(.11)	$(.40)

Weighted Average Shares Outstanding:
Basic	7,724,603	7,049,317
Diluted	7,724,603	7,049,317

Operating Revenue

We believe Operating Revenue is a key performance indicator. We define Operating Revenue as sales less reimbursable program costs and expenses, and outside production and other program expenses. Operating Revenue is the net amount derived from sales to customers that we believe is available to fund our compensation, general and administrative expenses, and capital expenditures. Operating Revenue is a Non-GAAP financial measure disclosed by management to provide additional information to investors in order to provide them with an alternative method for assessing our financial condition and operating results. These measures are not in accordance with, or a substitute for, GAAP, and may be different from or inconsistent with Non-GAAP financial measures used by other companies.

The following table presents operating data expressed as a percentage of Operating Revenue for each of the fiscal years ended March 31, 2010 and 2009, respectively:

	2010	2009
Statement of Operations Data:
Operating revenue	100.0%	100.0%
Compensation expense	79.5%	81.1%
General and administrative expenses	23.1%	26.6%
Operating loss	(2.6%)	(7.7%)
Interest expense, net	(0.7%)	(0.2%)
Other income	0.6%	—
Loss before provision for income taxes	(2.7%)	(7.9%)
Provision for income taxes	—	—
Net loss	(2.7%)	(7.9%)

Sales. Sales consist of fees for services, commissions, reimbursable program costs and expenses and other production and program expenses. We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts. The amount of reimbursable program costs and expenses, and outside production and other program expenses, which are included in revenues, will vary from period to period, based on the type and scope of the service being provided.

Sales for the fiscal year ended March 31, 2010 were $78,025,000, compared to $96,234,000 for the fiscal year ended March 31, 2009, a decrease of $18,209,000, or 19%. This reduction in sales was primarily due to a decrease in Diageo business of $12,145,000, reflecting a decrease in number of Diageo events we executed, along with reductions in our digital, event and trade marketing of $3,850,000, $2,792,000 and $2,891,000, respectively. This was partially offset by $3,469,000 of additional business attributable to the acquisition of mktgpartners.

Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses consist primarily of direct labor, travel and product costs generally associated with events we execute for Diageo. In Fiscal 2010 and 2009, these expenses totaled $15,900,000 and $17,247,000, respectively, reflecting a decrease in Fiscal 2010 of approximately $1,347,000 due to a reduction in the number of events executed.

Outside Production and Other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs, and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production costs for Fiscal 2010 were $30,893,000 compared to $44,014,000 for Fiscal 2009, a decrease of $13,121,000, or 30%. The decrease in expenses was primarily due to a decrease in the number of Diageo events we executed, along with reductions in our digital, event and trade marketing. This was partially offset by additional business attributable to the acquisition of mktgpartners.

Operating Revenue. For the fiscal year ended March 31, 2010, Operating Revenue decreased $3,741,000, or 11%, to $31,232,000, compared to $34,973,000 for the fiscal year ended March 31, 2009. The decrease in Operating Revenue reflected the decreased sales as described above. A reconciliation of Sales to Operating Revenues for the fiscal years ended March 31, 2010 and 2009 is set forth below.

	Twelve Months Ended March 31,
Sales	2010	%	2009	%
Sales – U.S. GAAP	$78,025,000	100	$96,234,000	100
Reimbursable program costs and expenses, and outside production and other program expenses	46,793,000	60	61,261,000	64
Operating Revenue – Non-GAAP	$31,232,000	40	$34,973,000	36

Compensation Expense. Compensation expense consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and direct labor not otherwise charged to programs. For Fiscal 2010, compensation expense was $24,835,000, compared to $28,374,000 for Fiscal 2009, a decrease of $3,539,000, or 12%. This decrease is primarily the result of a $3,030,000 reduction in salaries as the result of staff reductions, partially offset by additional expense associated with the acquisition of mktgpartners and the Maritz alliance, and a $483,000 decrease in contract labor associated with a reduction in our Digital marketing business.

General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees, charges for doubtful accounts and other overhead expenses. For Fiscal 2010, general and administrative costs were $7,214,000, compared to $9,320,000 for Fiscal 2009, a decrease of $2,106,000, or 23%. This decrease is primarily due to management cost containment measures that resulted in the following expense reductions: $654,000 in office expense, $420,000 in travel and entertainment expense, $324,000 in depreciation and amortization expense and $293,000 in bad debt expense. In addition, in Fiscal 2009 we incurred a $342,000 non-recurring cancellation fee upon the exercise of our option to terminate the sublease for our principal office space in New York.

Interest (Expense), Net. Net interest expense for Fiscal 2010 amounted to ($210,000), compared to ($67,000) for Fiscal 2009. Interest expense consisted primarily of interest incurred on the Secured Notes and on bank debt. Interest income consists primarily of interest on our money market and CD accounts. In 2010, interest expense included $80,529 in discount amortization on the Secured Notes.

Other Income. Other income for Fiscal 2010 was $184,000 which consisted entirely of an accretion adjustment to the value of redeemable preferred stock issued in connection with the December 2009 financing.

Loss before Provision for Income Taxes. The Company’s loss before provision for income taxes for Fiscal 2010 decreased to ($843,000), a $1,945,000 improvement, compared to a loss before provision for income taxes of ($2,788,000) for Fiscal 2009.

Provision for Income Taxes. We did not record a benefit for federal, state and local income taxes for the fiscal years ended March 31, 2010 and 2009 because any such benefit would be fully offset by an increase in the valuation allowance against the net deferred tax asset established as a result of our historical operating losses. We established this allowance because, in light of our losses for fiscal years 2004 through 2010 aggregating $13,674,000, there is uncertainty as to whether we will have future income against which we can offset our losses to reduce our tax expense in future periods.

Net Loss. As a result of the items discussed above, we incurred a net loss of ($843,000) for Fiscal 2010, a decrease of $1,945,000 compared to a net loss of ($2,788,000) for Fiscal 2009. Fully diluted loss per share amounted to ($.11) in Fiscal 2010 versus ($.40) of fully diluted loss per share for Fiscal 2009.

Liquidity and Capital Resources

We have continuously operated with negative working capital. This deficit has generally resulted from our inability to generate sufficient cash and receivables from our programs to offset our current liabilities, which consist primarily of obligations to vendors and other accounts payable, deferred revenues and bank borrowings required to be paid within 12 months from the date of determination. We are continuing our efforts to increase revenues from our programs and reduce our expenses, but to date these efforts have not been sufficiently successful. We have been able to operate during this extended period with negative working capital due primarily to advance payments made to us on a regular basis by our largest customers, and to a lesser degree, equity infusions from private placements of our securities, and stock option and warrant exercises. For the fiscal year ended March 31, 2010 the working capital deficit decreased by $5,113,000 from $8,966,000 to $3,853,000, primarily as a result of the financing we completed in December 2009.

On June 26, 2008 we entered into a Credit Agreement with Sovereign Bank under which we were provided with a three-year revolving credit facility in the principal amount of $2,500,000 for working capital purposes, and a three-year term loan in the amount of $2,500,000 that was used to fund a portion of the purchase price for the assets of mktgpartners. As a result of our failure to comply with various financial and other covenants under the Credit Agreement, we entered into an amendment and waiver to the Credit Agreement in May 2009 under which Sovereign Bank (i) waived existing defaults, (ii) indefinitely suspended our revolving credit facility, and (iii) required us to maintain deposits with Sovereign Bank at all times in an amount not less then the outstanding balance of the term loan as cash-collateral therefor. As a result of the amendment and factors described above, we did not have the ability to borrow under the Credit Agreement and therefore terminated the Credit Agreement in August 2009 and paid off the term loan by applying the cash collateral against the outstanding loan balance.

In 2010, we experienced a reduction in deferred revenues (i.e., advance payments by clients). We were also required to repay approximately $1.6 million in advance billings to Diageo as a result of a reduction in our Diageo business, which payment was made using a portion of the proceeds from the $5 million financing described below. Furthermore, in November 2009 the method by which Diageo prepays expenses we incur in connection with the execution of their programs was changed so that we are now reimbursed on a semi-monthly basis (twice each month) instead of on a monthly basis, thereby reducing the amount of each such prepayment. Specifically, we are now generally reimbursed in advance on the first and 15th day of each month for the reimbursable expenses we expect to incur during the half-month period following the date of reimbursement. Previously, Diageo generally reimbursed us in advance on the first day of each month for the reimbursable expenses we expected to incur during the entire month.

Due to our recent performance, management took substantial steps at the end of Fiscal 2009 and in Fiscal 2010 to reduce expenses and to reset the direction of the business into areas and markets consistent with our core capabilities. These steps included the reduction of our workforce by approximately 60 full-time persons, in the aggregate, and other cost cutting measures which reduced compensation, and general and administrative expenses by approximately $6.2 million ($5.3 million of compensation and $900,000 of general and administrative expenses) in Fiscal 2010, and which are expected to reduce such costs by an aggregate of approximately $8.6 million (approximately $7.8 million of compensation and approximately $800,000 of general and administrative expenses) in the aggregate in Fiscal 2011.

In light of our pressing cash needs caused by the events described above, on December 15, 2009, we consummated a $5 million financing led by an investment vehicle organized by Union Capital Corporation. In the financing, we issued $2.5 million in aggregate principal amount of Senior Secured Notes, $2.5 million in aggregate stated value of Series D Convertible Participating Preferred Stock initially convertible into 5,319,149 shares of Common Stock, and Warrants to purchase 2,456,272 shares of Common Stock. The Secured Notes are secured by substantially all of our assets; originally bore interest at a rate of 12.5% per annum payable quarterly; and mature in one installment on December 15, 2012. On May 7, 2010, in connection with our pledge of $500,000 as cash collateral to secure our reimbursement obligations under a letter of credit, the Secured Notes were amended to increase the interest rate to 16.5% during the period that the cash so pledged is not subject to the lien of the holders of the Secured Notes.

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

Upon closing of the financing, Union Capital became entitled to a closing fee of $325,000, half of which was paid upon closing and the balance of which was paid in six monthly installments following the closing. The Company also reimbursed Union Capital for its fees and expenses in the amount of $250,000. Additionally, we entered into a management consulting agreement with Union Capital under which Union Capital provides us with management advisory services and we pay Union Capital a fee of $125,000 per year for such services. Such fee will be reduced to $62,500 per year if the holders of the Series D Preferred Stock no longer have the right to nominate two directors and Union Capital no longer owns at least 40% of the Common Stock purchased by it at closing (assuming conversion of Series D Preferred Stock and exercise of Warrants held by it). The management consulting agreement will terminate when the holders of the Series D Preferred Stock no longer have the right to nominate any directors and Union Capital no longer owns at least 20% of the Common Stock purchased by it at closing (assuming conversion of Series D Preferred Stock and exercise of Warrants held by it).

We believe that cash currently on hand together with cash expected to be generated from operations will be sufficient to fund our operations through the end of Fiscal 2011.

At March 31, 2010, we had cash and cash equivalents of $664,000, a working capital deficit of $3,853,000, and stockholders’ equity of $4,444,000. In comparison, at March 31, 2009, we had cash and cash equivalents of $1,904,000, a working capital deficit of $8,966,000, and stockholders’ equity of $4,241,000. The decrease of $1,240,000 in cash and cash equivalents during Fiscal 2010 was primarily due to reductions in our accounts receivables, accrued job costs, other accrued liabilities and deferred revenue account balances, partially offset by the net proceeds from the financing transaction.

Operating Activities. Net cash used in operating activities for the fiscal year ended March 31, 2010 was $5,479,000, primarily attributable to $6,338,000 of cash used by the changes in operating assets and liabilities as the result of a reduction in accounts receivables, accrued job costs, other accrued liabilities and deferred revenue account balances, and a net loss of ($843,000), offset by $1,702,000 in non-cash expenses.

Investing Activities. For Fiscal 2010, net cash provided by investing activities was $1,828,000, primarily relating to the release of a $1,994,000 deposit in a restricted account that was pledged as cash collateral against previously outstanding bank borrowings with Sovereign Bank.

Financing Activities. Net cash provided by financing activities for the fiscal year ended March 31, 2010 was $2,411,000, primarily resulting from $4,425,000 of net proceeds from the December 15, 2009 financing transaction described above, partially offset by the repayment of $1,994,000 in bank borrowings to Sovereign Bank.

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

Fair Value Measurements

               In January 2010, the FASB issued guidance which requires, in both interim and annual financial statements, for assets and liabilities that are measured at fair value on a recurring basis disclosures regarding the valuation techniques and inputs used to develop those measurements. It also requires separate disclosures of significant amounts transferred in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers. This guidance is effective for the Company beginning on April 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. Management currently believes that the adoption of this guidance will not have a material impact on the Company’s financial statements.

Accounting for Distributions to Shareholders with Components of Stock and Cash

In January 2010, the FASB issued guidance which clarified that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. Management currently believes that the adoption of this guidance will not have a material impact on the Company’s financial statements.

Certain Transactions

Appointment of Chief Executive Officer

Charles Horsey, who was not then employed by us, but who is currently our President and Chief Executive Officer, was mktgpartners’ principal member. In July 2009, following the approval of the Audit Committee, which was based on mktgpartners’ performance following the acquisition and other relevant factors, the cash of $750,000 that was placed into escrow at the time of the acquisition was released to mktgpartners. In addition, the entire share consideration consisting of 332,226 shares of common stock was released to mktgpartners in January 2010.As a condition to their participation in the December 2009 Stock financing, Union Capital required that directors, officers and employees collectively purchase $735,000 of the securities issued in the financing on the same terms and conditions as Union Capital. Directors, officers and employees participating in the financing included Marc Particelli, the Chairman of the Board, who invested $500,000 in the financing, and Charles Horsey, who invested $200,000 in the financing. As a result of their respective investments, Mr. Particelli was issued a Senior Note in the principal amount of $250,000, 250,000 shares of Series D Preferred Stock and a Warrant to purchase 245,627 shares of Common Stock; and Mr. Horsey was issued a Senior Secured Note in the principal amount of $100,000, 100,000 shares of Series D Preferred Stock and a Warrant to purchase 98,251 shares of common stock.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
‘mktg, inc.’
New York, New York

We have audited the accompanying consolidated balance sheets of ‘mktg, inc.’ and subsidiaries (collectively “the Company”) as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ‘mktg, inc.’ and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

New York, New York
June 28, 2010

‘mktg, inc.’
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND 2009

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$663,786	$1,904,014
Accounts receivable, net of allowance for doubtful accounts of $288,000 in 2010 and $402,000 in 2009	9,043,506	7,895,107
Unbilled contracts in progress	740,540	1,574,301
Deferred contract costs	1,235,967	1,274,713
Prepaid expenses and other current assets	611,947	608,499
Restricted cash	—	675,000
Total current assets	12,295,746	13,931,634

Property and equipment, net	2,115,506	2,821,321

Restricted cash	—	1,318,750
Goodwill	10,052,232	10,052,232
Intangible assets-net	1,245,469	1,567,151
Other assets	485,078	513,880
Total assets	$26,194,031	$30,204,968

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable bank-current	$—	$675,000
Accounts payable	2,158,687	2,714,863
Accrued compensation	431,614	1,191,209
Accrued job costs	3,190,782	4,865,281
Other accrued liabilities	2,002,427	2,959,720
Deferred revenue	8,365,407	10,491,152
Total current liabilities	16,148,917	22,897,225

Deferred rent	1,622,953	1,748,158
Notes payable bank, net of current portion	—	1,318,750
Senior secured notes payable	1,514,340	—
Warrant derivative liability	849,211	—
Put option derivative	110,940	—
Total liabilities	20,246,361	25,964,133

Commitments and contingencies

Redeemable Series D Convertible Participating Preferred Stock, $2,642,916 redemption and liquidation value, par value $1.00: 2,500,000 designated, 2,500,000 issued and outstanding at March 31, 2010	1,503,589	—

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; 8,613,288 shares issued and 8,594,099 outstanding at March 31, 2010 and 8,170,932 shares issued and outstanding at March 31, 2009	8,613	8,170
Additional paid-in capital	13,806,871	12,598,374
Accumulated deficit	(9,351,126)	(8,365,709)
Treasury stock at cost, 19,189 shares at March 31, 2010	(20,277)	—
Total stockholders’ equity	4,444,081	4,240,835
Total liabilities and stockholders’ equity	$26,194,031	$30,204,968

‘mktg, inc.’
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

	2010	2009

Sales	$78,025,400	$96,234,446

Operating expenses:
Reimbursable program costs and expenses	15,899,887	17,246,902
Outside production and other program expenses	30,893,303	44,013,766
Compensation expense	24,834,938	28,374,493
General and administrative expenses	7,214,607	9,320,176
Total operating expenses	78,842,735	98,955,337

Operating loss	(817,335)	(2,720,891)

Interest income	7,974	28,008
Interest expense	(217,632)	(94,810)
Other income	184,493	—

Loss before provision for income taxes	(842,500)	(2,787,693)

Provision for income taxes	—	—

Net loss	$(842,500)	$(2,787,693)

Basic loss per share	$(.11)	$(.40)

Diluted loss per share	$(.11)	$(.40)

Weighted average number of shares outstanding:
Basic	7,724,603	7,049,317
Diluted	7,724,603	7,049,317

‘mktg, inc.’
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

	Common Stock		Additional			Total
	par value $.001		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance, March 31, 2008	7,624,103	$7,624	$11,178,594	$(5,578,016)	$—	$5,608,202

Issuance of stock in connection with acquisition	332,226	332	999,668	—	—	1,000,000

Issuance of restricted stock	560,603	560	(560)	—	—	—

Forfeiture of restricted stock	(346,000)	(346)	346	—	—	—

Compensation cost recognized in connection with vested stock	—	—	398,563	—	—	398,563

Compensation cost recognized in connection with stock options	—	—	21,763	—	—	21,763

Net loss	—	—	—	(2,787,693)	—	(2,787,693)

Balance, March 31, 2009	8,170,932	8,170	12,598,374	(8,365,709)	—	4,240,835

Issuance of stock in connection with Maritz alliance	50,000	50	74,950	—	—	75,000

Issuance of warrants	—	—	702,811	—	—	702,811

Issuance of restricted stock	570,316	570	(570)	—	—	—

Forfeiture of restricted stock	(177,960)	(177)	177	—	—	—

Compensation cost recognized in connection with vested stock	—	—	421,345	—	—	421,345

Compensation cost recognized in connection with stock options	—	—	9,784	—	—	9,784

Purchase of treasury stock	—	—	—	—	(20,277)	(20,277)

Accretion on redeemable preferred stock	—	—	—	(142,917)	—	(142,917)

Net loss	—	—	—	(842,500)	—	(842,500)

Balance, March 31, 2010	8,613,288	$8,613	$13,806,871	$(9,351,126)	$(20,277)	$4,444,081

‘mktg, inc.’
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(842,500)	$(2,787,693)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,192,956	1,516,724
Deferred rent amortization	(125,205)	(661,784)
Provision for bad debt expense	15,268	308,547
Amortization of original issue discount on senior secured notes payable	80,528	—
Fair value adjustments to compound embedded derivatives	(184,493)	—
Share based compensation expense	506,129	420,326
Financial instrument based compensation expense	216,939	—
Changes in operating assets and liabilities:
Accounts receivable	(1,163,667)	(1,616,981)
Unbilled contracts in progress	833,761	2,670,847
Deferred contract costs	38,746	3,098,100
Prepaid expenses and other assets	25,354	(305,086)
Accounts payable	(556,176)	657,950
Accrued compensation	(759,595)	(1,582,824)
Accrued job costs	(1,674,499)	(1,165,192)
Other accrued liabilities	(957,293)	158,368
Deferred revenue	(2,125,745)	(160,342)
Net cash (used in) provided by operating activities	(5,479,492)	550,960

Cash flows from investing activities:
Cash paid for acquisition of 3 For All Partners, LLC	—	(3,348,251)
Restricted cash	1,993,750	(1,993,750)
Purchases of property and equipment	(165,459)	(622,222)
Net cash provided by (used in) investing activities	1,828,291	(5,964,223)

Cash flows from financing activities:
Proceeds from note payable - bank	—	2,500,000
Net proceeds from financing transaction	4,425,000	—
Payments of debt	(1,993,750)	(506,250)
Purchase of treasury stock	(20,277)	—
Net cash provided by financing activities	2,410,973	1,993,750

Net decrease in cash and cash equivalents	(1,240,228)	(3,419,513)
Cash and cash equivalents at beginning of year	1,904,014	5,323,527
Cash and cash equivalents at end of year	$663,786	$1,904,014

Supplemental disclosures of cash flow information:
Interest paid during the year	$131,390	$85,034
Income taxes paid during the year	$73,250	$78,792
Non-cash transactions relating to investing and financing activities:
Acquisition of 3 For All Partners – property and equipment	$—	$44,809
Acquisition of 3 For All Partners – goodwill and other intangible assets	$—	$4,303,442
Acquisition of 3 For All Partners – issuance of common stock	$—	$1,000,000

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

(1)	Organization and Nature of Business

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

Last fiscal year’s Report of Independent Register Public Accounting Firm (“Audit Report”) contained a going concern qualification due to the Company’s history of recurring losses from operations and a working capital deficit of $8,965,591 as of March 31, 2009. This fiscal year’s Audit Report does not contain such qualification.

As more fully discussed in Note 6, in December 2009 the Company consummated a $5 million financing led by an investment vehicle organized by Union Capital Corporation. In the financing, the Company issued $2.5 million in aggregate principal amount of Senior Secured Notes, $2.5 million in aggregate stated value of Series D Convertible Participating Preferred Stock initially convertible into 5,319,149 shares of Common Stock, and Warrants to purchase 2,456,272 shares of Common Stock.

Also, management took substantial steps at the end of Fiscal 2009 and thereafter to reduce expenses and to reset the direction of the business into areas and markets consistent with our core capabilities. These steps included the reduction of our workforce by approximately 60 full-time persons, in the aggregate, and other cost cutting measures which reduced compensation, general and administrative expenses by approximately $6.2 million, in the aggregate, in Fiscal 2010.

In addition, the Company has implemented financial systems and controls over cash flow reporting, job cost accounting, budgeting and forecasting to better manage its financial operations.

The Company believes that cash currently on hand together with cash expected to be generated from operations will be sufficient to satisfy the Company’s operating cash needs for the next twelve months and enable the Company to continue as a going concern.

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

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

(c)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, derivative financial instruments, and the Company’s Senior Secured Notes (“Senior Notes”) and Series D Convertible Participating Stock (“Series D Preferred Stock”) issued December 15, 2009. The fair values of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities generally approximate their respective carrying values due to their current nature. Derivative liabilities, as discussed below, are required to be carried at fair value. The following table reflects the comparison of the carrying value and the fair value of the Company’s Senior Notes and Series D Preferred Stock as of March 31, 2010:

	Carrying Values	Fair Values
Senior Notes (See Notes 6 and 7)	$1,514,340	$2,733,204
Series D Preferred Stock (See Notes 6 and 8)	$1,503,589	$2,095,864

The fair values of the Company’s Senior Notes and Series D Preferred Stock have been determined based upon the forward cash flow of the contracts, discounted at credit-risk adjusted market rates.

Derivative financial instruments – Derivative financial instruments, as defined in Financial Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 Derivatives and Hedging, consist of financial instruments or other contracts that contain a notional amount and one or more underlying features (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company issued other financial instruments with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, these instruments are required to be carried as derivative liabilities at fair value in the Company’s financial statements. See Notes 7, 8 and 9 for additional information.

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

Fair value measurements - Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of the Company’s financial statements. Significant fair value measurements resulted from the application of ASC 815 Fair Value Measurements to the Company’s Series D Preferred Stock, Secured Notes and Warrants issued in December 2009 as described in Note 9, and ASC 718 Stock Compensation to the Company’s share based payment arrangements.

ASC 815 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Standard applies under other accounting pronouncements that require or permit fair value measurements. ASC 815 further permits entities to choose to measure many financial instruments and certain other items at fair value. At this time, the Company does not intend to reflect any of its current financial instruments at fair value (except that the Company is required to carry derivative financial instruments at fair value). However, the Company will consider the appropriateness of recognizing financial instruments at fair value on a case by case basis as they arise in future periods.

(d)	Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. At March 31, 2010 the Company had approximately $407,000 of cash on hand in excess of FDIC insurance limits.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

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

(f)	Unbilled Contracts in Progress

Unbilled contracts in progress represent revenue recognized in advance of billings rendered based on work performed to date on certain contracts.

(g)	Deferred/Accrued Contract Costs

Reimbursable program costs and expenses and outside production and other program associated with the fulfillment of certain specific contracts are accrued or deferred and recognized proportionately to the related revenue. Notwithstanding the Company’s accounting policy with regard to deferred contract costs, labor costs for permanent employees are expensed as incurred.

(h)	Property and Equipment

Property and equipment are stated at cost. Depreciation on furniture, fixtures and computer equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. Funds received from a landlord to reimburse the Company for the cost, or a portion of the cost, of leasehold improvements are recorded as deferred rent and amortized as reductions to rent expense over the lease term. Minor repairs and maintenance are expensed as incurred while costs that enhance the life of an asset are capitalized.

(i)	Goodwill

Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. Goodwill is subject to annual impairment tests which require the comparison of the fair value and carrying value of reporting units. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has one reporting unit, and uses three generally accepted methods for estimating fair value of the reporting unit; the income approach, market approach and market capitalization to determine the overall fair value. Based on such analysis, the Company did not identify any indication of impairment of its goodwill as of March 31, 2010.

Balance as of March 31, 2008	$7,357,203
Goodwill acquired during the year	2,695,029
Balance as of March 31, 2009	$10,052,232
Balance as of March 31, 2010	$10,052,232

During the year ended March 31, 2009, goodwill increased by $2,695,029, as a result of our acquisition of 3 For All Partners, LLC in June 2008.

(j)	Intangible Assets

Intangible assets include the value of a customer relationship and an internet domain name. The customer relationship intangible asset is being amortized over its estimated economic life of five years. Amortization expense for the years ended March 31, 2010 and 2009 for this asset amounted to $321,682 and $241,262, respectively.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

At March 31, 2010 and 2009, our balance sheet reflected:

	2010		2009
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Customer relationship	$1,608,413	$562,944	1,608,413	241,262

Unamortized intangible assets:
Internet domain name	$200,000	—	$200,000	—

Amortization expense is expected to be as follows for the years ending March 31:

Fiscal Year	Amount
2011	$321,683
2012	321,683
2013	321,683
2014	80,420
$1,045,469

(k)	Long-Lived Assets

In accordance with FASB guidance, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset.

(l)	Revenue Recognition

The Company’s revenues are generated from projects subject to contracts requiring the Company to provide its services within specified time periods generally ranging up to twelve months. As a result, on any given date, the Company has projects in process at various stages of completion. Depending on the nature of the contract, revenue is recognized as follows: (i) on time and material service contracts, revenue is recognized as services are rendered; (ii) on fixed price retainer contracts, revenue is recognized on a straight-line basis over the term of the contract; (iii) on certain fixed price contracts, revenue is recognized as certain key milestones are achieved. Incremental direct costs associated with the fulfillment of certain specific contracts are accrued or deferred and recognized proportionately to the related revenue. Provisions for anticipated losses on uncompleted projects are made in the period in which such losses are determined.

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

The FASB released guidance on “Reporting Revenue Gross as a Principal versus Net as an Agent” and “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” In accordance with this guidance, the Company accounts for its client reimbursements, including out of pocket expenses, and how they are characterized as revenue. Pursuant to such guidance, the Company records such client reimbursements as revenue on a gross basis.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

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

(o)	Accounting for Share Based Compensation

In accordance with FASB guidance, the Company measures all employee share based compensation awards using a fair value method and record the related expense in the financial statements over the period during which an employee is required to provide service in exchange for the award. Excess tax benefits, as defined by FASB guidance, are realized from the exercise of stock options and are reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. For each award that has a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Share based employee compensation expense for the years ended March 31, 2010 and 2009 was $506,129 and $420,326 respectively.

(p)	Income Taxes

The provision for income taxes includes federal, state and local income taxes that are currently payable. Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has provided for a full allowance against its net deferred tax asset and currently does not record an expense or benefit for federal, state and local income taxes, as any such expense or benefit would be fully offset by a change in the valuation allowance against the Company’s net deferred tax asset.

(q)	Net Loss Per Share

Basic loss per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted shares. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options, warrants, preferred stock and restricted stock. For the years ended March 31, 2010 and 2009, stock options, warrants and preferred stock to purchase approximately 2,609,000 and 360,000 shares of common stock were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. The weighted average number of shares outstanding consist of:

	2010	2009
Basic	7,724,603	7,049,317
Dilutive effect of stock options, warrants, preferred stock and restricted stock	—	—
Diluted	7,724,603	7,049,317

On December 15, 2009, the Company entered into a financing agreement which included the issuance of Series D Convertible Participating Stock, convertible into 5,319,149 shares of Common Stock and warrants to purchase 2,456,272 shares of the Company’s Common Stock (see Note 6).

(r)	Recent Accounting Standards Affecting the Company

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

Fair Value Measurements

In January 2010, the FASB issued guidance which requires, in both interim and annual financial statements, for assets and liabilities that are measured at fair value on a recurring basis disclosures regarding the valuation techniques and inputs used to develop those measurements. It also requires separate disclosures of significant amounts transferred in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers. This guidance is effective for the Company beginning on April 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. Management currently believes that the adoption of this guidance will not have a material impact on the Company’s financial statements.

Accounting for Distributions to Shareholders with Components of Stock and Cash

In January 2010, the FASB issued guidance which clarified that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. Management currently believes that the adoption of this guidance will not have a material impact on the Company’s financial statements.

(4)	Acquisition of 3 For All Partners, LLC

On June 30, 2008, the Company, through its wholly-owned subsidiary U.S. Concepts LLC, acquired substantially all of the assets of 3 For All Partners, LLC, d/b/a mktgpartners (“mktgpartners”) pursuant to an Asset Purchase Agreement between the Company, U.S. Concepts LLC, mktgpartners and mktgpartners’ members. Founded in 2003, mktgpartners focused on entertainment and sports marketing, experiential marketing and promotional media, and was headquartered in New York, with additional offices in Chicago and San Francisco.

The consideration for the acquisition consisted of $3.25 million in cash and 332,226 common shares (the “Share Consideration”) of the Company’s Common Stock, valued at the time of the acquisition at approximately $1,000,000. In addition, the Company incurred $98,251 in direct acquisition costs.

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

All of the $4,303,442 of goodwill and other intangible assets are expected to be deductible for income tax reporting purposes. The customer relationship intangible asset is being amortized over five years. Amortization expense for this asset for the years ended March 31, 2010 and 2009 amounted to $321,682 and $241,262 respectively.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for the twelve months ended March 31, 2009 have been prepared as though the acquisition of mktgpartners occurred as of the beginning of the earliest period presented. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of mktgpartners occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

Twelve Months Ended March 31, 2009
Pro forma sales	$99,468,354
Pro forma net loss	$(2,892,178)
Pro forma basic loss per share	$(.41)
Pro forma diluted loss per share	$(.41)

The operations of mktgpartners have been included in the Company’s consolidated statement of operations since the date of the acquisition (June 30, 2008).

(5)	Property and Equipment

Property and equipment consist of the following:

	March 31, 2010	March 31, 2009
Furniture, fixtures and equipment	$2,360,155	$2,312,868
Computer equipment	3,584,579	3,466,407
Leasehold improvements	4,241,934	4,241,934
	10,186,668	10,021,209
Less: accumulated depreciation and amortization	8,071,162	7,199,888
Property and equipment, net	$2,115,506	$2,821,321

In October, 2008 the Company exercised its one-time option to terminate early its sublease for its principal office space in New York, New York, effective October 25, 2009, resulting in an acceleration of amortization of its leasehold improvements for the three months ended December 31, 2008. In December 2009, this previously terminated sublease was reinstated with the term of the lease extended to June 2015, resulting in a change in the estimated of life of the leasehold improvements to 78 months. This change was prospectively reflected effective January 1, 2009. Depreciation and amortization expense on property and equipment for the years ended March 31, 2010 and 2009 amounted to $871,274 and $1,275,462 respectively.

(6)	Union Capital Financing

Overview:

On December 15, 2009, the Company consummated a $5.0 million financing led by an investment vehicle organized by Union Capital Corporation (“UCC”). In the financing, the Company issued $2.5 million in aggregate principal amount of the Senior Notes, $2.5 million in aggregate stated value of Series D Preferred Stock initially convertible into 5,319,149 shares of Common Stock, and Warrants to purchase 2,456,272 shares of Common Stock (“Warrants”). As a condition to its participation in the financing, UCC required that certain of our directors, officers and employees (“Management Buyers”) collectively purchase $735,000 of the financial instruments on the same terms and conditions as the lead investor. Aggregate amounts above are inclusive of Management Buyers amounts. See Note 7 for terms of the Senior Notes.

The shares of Series D Preferred Stock issued in the financing have a stated value of $1.00 per share, and are convertible into Common Stock at an initial conversion price of $0.47. The conversion price of the Series D Preferred Stock is subject to full ratchet anti-dilution provisions for 18 months following issuance and weighted-average anti-dilution provisions thereafter. Generally, this means that if the Company sells non-exempt securities below the conversion price, the holders’ conversion price will be adjusted downwards. Holders of the Series D Preferred Stock are not entitled to special dividends but will be entitled to be paid upon a liquidation, redemption or change of control, the stated value of such shares plus the greater of (a) a 14% accreting liquidation preference, compounding annually, and (b) 3% of the volume weighted average price of the Common Stock outstanding on a fully-diluted basis (excluding the shares issued upon conversion of the Series D Preferred Stock) for the 20 days preceding the event. A consolidation or merger, a sale of all or substantially all of the Company’s assets, and a sale of 50% or more of Common Stock would be treated as a change of control for this purpose.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

After December 15, 2015, holders of the Series D Preferred Stock can require the Company to redeem the Series D Preferred Stock for cash at its stated value plus any accretion thereon (“Put Derivative”). In addition, the Company may be required to redeem the Series D Preferred Stock for cash earlier upon the occurrence of a “Triggering Event.” Triggering Events include (i) a failure to timely deliver shares of Common Stock upon conversion of Series D Preferred Stock, (ii) failure to pay amounts due to the holders (after notice and a cure period), (iii) a bankruptcy event with respect to the Company or any of its subsidiaries, (iv) default under other indebtedness in excess of certain amounts, and (v) a breach of representations, warranties or covenants in the documents entered into in connection with the financing. Upon a Triggering Event or failure to redeem the Series D Preferred Stock, the accretion rate on the Series D Preferred Stock will increase to 16.5% per annum. The Company may also be required to pay penalties upon a failure to timely deliver shares of Common Stock upon conversion of Series D Preferred Stock.

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

Upon closing of the financing, UCC became entitled to a closing fee of $325,000, half of which was paid upon the closing and the balance of which was paid in six monthly installments following the closing. The Company also reimbursed UCC for its fees and expenses in the amount of $250,000. Additionally, the Company entered into a management consulting agreement with Union Capital under which Union Capital provides the Company with management advisory services and the Company pays Union Capital a fee of $125,000 per year for such services. Such fee will be reduced to $62,500 per year if the holders of the Series D Preferred Stock no longer have the right to nominate two directors and Union Capital no longer owns at least 40% of the Common Stock purchased by it at closing (assuming conversion of Series D Preferred Stock and exercise of Warrants held by it). The management consulting agreement will terminate when the holders of the Series D Preferred Stock no longer have the right to nominate any directors and Union Capital no longer owns at least 20% of the Common Stock purchased by it at closing (assuming conversion of Series Preferred D Stock and exercise of Warrants held by it).

Accounting for the December 2009 Financing:

Current accounting standards require analysis of the each of the financial instruments issued in the December 2009 financing for purposes of classification and measurement in our financial statements.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

The Series D Preferred Stock is a hybrid financial instrument that, as described in the Overview above, embodies the risks and rewards typically associated with both equity and debt-type instruments. Accordingly, the Company is required to evaluate the features of this contract to determine its nature as either an equity-type contract or a debt-type contract. The Series D Preferred Stock is generally more akin to a debt-type contract, principally due to its redemption feature and the associated participation feature that behaves similarly to a coupon on indebtedness. As a result, the embedded conversion feature and those other features that have risks associated with debt require bifurcation and classification in liabilities as a compound embedded derivative financial instrument. The principal accounting concept requires bifurcation of the embedded derivatives from the host contract in these instances when the embedded feature and the host contracts have risks that are not clearly and closely related. Certain exemptions to this rule, such as the traditional conventional convertible exemption and the common-stock-indexed exemption were not available to us because the Series D Preferred Stock is not indexed, as that term is defined, to our common stock. Accordingly, the conversion feature, along with certain other features that have risks of equity, required bifurcation and classification in their compound form in liabilities as a derivative financial instrument. Derivative financial instruments are required to be measured at fair value both at inception and an ongoing basis. As more fully discussed below, the Company has used the Monte Carlo simulation technique to value the compound embedded derivative, because that model affords the flexibility to incorporate all of the assumptions that market participants would likely consider in determining the value for purposes of trading the hybrid contract. Further, due to the redemption feature, the Company is required to carry the host Series D Preferred Stock outside of stockholders’ equity and the discount resulting from the initial allocation requires accretion through charges to retained earnings, using the effective method, over the period from issuance to the redemption date.

The Company has concluded that the Warrants require classification in stockholders’ equity. The principal concepts underlying accounting for warrants provide a series of conditions, related to the potential for net cash settlement, which must be met in order to achieve equity classification. Our conclusion is that the Warrants are indexed to our common stock and meet all of the conditions for equity classification. Notwithstanding, the Company was required to measure the fair value of the Warrants on the inception date to provide a basis for allocating the net proceeds to the various financial instruments issued in the December 2009 financing. As more fully discussed below, the Company has used the Black-Scholes-Merton valuation technique, because that method embodies, in our view, all of the assumptions that market participants would consider in determining the fair value of the Warrants for purposes of a sale or exchange. The allocated value of the Warrants was recorded to Additional Paid-in Capital.

Our accounting required us to allocate the proceeds to the individual financial instruments comprising the December 2009 financing. As it relates to the financial instruments sold to the Management Buyers, the Company was required to recognize as compensation expense the amount by which the fair value of the share-linked financial instruments (i.e. Series D Preferred Stock and Warrants) exceeded the proceeds that the Company received. The financial instruments subject to allocation are the Secured Notes, Series D Preferred Stock, Compound Embedded Derivatives (“CED”) and the Warrants. Other than the compensatory amounts, current accounting concepts generally provide that the allocation is, first, to those instruments that are required to be recorded at fair value; that is, the CED; and the remainder based upon relative fair values.

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

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

Closing costs of $325,000 were paid directly to the lead investor. The Company agreed to reimburse UCC $250,000 for out-of-pocket expenses of which $150,000 was paid upon signing of the purchase agreement in November 2009, and the remainder paid at closing. As required by current accounting standards, financing costs paid directly to an investor or creditor are reflected in the allocation as original issue discount to the financial instruments.

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

Significant assumptions embodied in these methods as of the financing inception date and as of March 31, 2010 are as follows:

		Market or Calculated Inputs
Assumption:	Level	December 15, 2009	March 31, 2010
Our trading market price	1	$0.50	$0.37
Our trading volatility:
Preferred CED	1	58.40%—74.25%	61.32%—86.69%
Preferred CED (effective volatility)	3	66.21%	74.87%
Warrant	1	58.40%	N/A
Credit-risk adjusted yields:
Periods ranging from one to five years	2	9.38%—11.85%	7.91%—10.55%
Effective risk-adjusted yield	3	11.21%	9.41%
Risk-free rates, representing yields on zero-coupon treasury securities:
Warrants	2	3.08%	N/A
Terms (years):
Preferred CED (effective term)	3	4.7	4.88
Warrants (contractual term)	1	6.0	N/A

Effective assumption amounts represent the effective averages arising from multiple input ranges utilized in the Monte Carlo simulation technique. The level designations represent the fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of the warrants is only required to be calculated on the inception date.

Instruments, at fair value – The Company’s Secured Notes, Warrant derivative liability, and Put option derivative are fair valued – marked to market.  The Company’s instruments are classified within Level 3 of the fair value hierarchy as they are valued using unobservable inputs including significant assumptions of the Company and other market participants.

(7)	Long-Term Debt

Long-term debt consists of the following as of March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
$2,500,000 face value, 12.5% Senior Secured Notes due December 15, 2012, net of $985,660 discount (a)	$1,514,340	$—
$2,500,000 bank term loan (b)	—	1,993,750
	1,514,340	1,993,750
Less current portion	—	675,000
Long-term debt	$1,514,340	$1,318,750

Maturities of long-term debt as of March 31, 2010 are as follows:
Year ending March 31:
2011	$—
2012	—
2013	2,500,000
	$2,500,000

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

(a)	Senior Secured Notes

The Company issued $2,500,000 face value of Senior Notes on December 15, 2009 in connection with the December 15, 2009 financing described in Note 6. As described in Note 6, the proceeds from the financing were allocated among multiple financial instruments based on fair values. Proceeds allocated to the Senior Notes amounted to $1,433,811. The resulting discount is subject to amortization through charges to interest expense over the term to maturity using the effective interest method. Discount amortization included in interest expense during the period from December 15, 2009 to March 31, 2010 amounted to $80,529.

The Senior Notes are secured by substantially all of the Company’s assets; bear interest at a rate of 12.5% per annum payable quarterly; and mature in one installment on December 15, 2012. The Company has the right to prepay the Secured Notes at any time. While the Secured Notes are outstanding, the Company is subject to customary affirmative, negative and financial covenants. The financial covenants include (i) a fixed charge coverage ratio test requiring the Company to maintain a fixed charge coverage ratio of not less then 1.40 to 1.00 at the close of each fiscal quarter commencing December 31, 2010, (ii) a minimum EBITDA test, to be tested at the end of each fiscal quarter commencing ending December 31, 2010, requiring the Company to generate “EBITDA” of at least $3,000,000 over the preceding four fiscal quarters, (iii) a minimum liquidity test requiring the Company to maintain cash and cash equivalents of $500,000 at all times, and (iv) limitations on capital expenditures.

In May 2010, the Company entered into a First Amendment to Senior Secured Notes (the “Note Amendment”), in connection with the Company’s pledge of $500,000 as cash collateral to Sovereign Bank to secure the Company’s reimbursement obligations under a letter of credit issued on behalf of the Company in favor of American Express Related Services Company, Inc. (“Amex”). The letter of credit supports the Company’s credit line with respect to Amex credit cards issued to the Company and its employees. Pursuant to the Note Amendment, among other things, the Senior Notes were amended to (i) permit the Company to pledge the cash collateral to Sovereign Bank, and (ii) increase the interest rate thereunder by four percent to 16.5% during the period that the cash pledged to Sovereign Bank is not subject to the lien of the holders of the Senior Notes.

(b)	Bank Credit Facility

On June 26, 2008, the Company entered into a Credit Agreement with Sovereign Bank under which the Company was provided with a three-year revolving credit facility in the principal amount of $2,500,000 for working capital purposes, and a three-year term loan in the amount of $2,500,000 that was used to fund a portion of the purchase price for the assets of mktgpartners.

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

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

(8)	Redeemable Preferred Stock

Redeemable preferred stock consists of the following as of March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
Series D Convertible Participating Preferred Stock, par value $0.001, stated value $1.00, 2,500,000 shares designated, 2,500,000 shares issued and outstanding at March 31, 2010; redemption and liquidation value $2,642,916 at March 31, 2010	$1,503,589	$—

The Series D Preferred Stock is subject to accretion to its redemption value, through charges to equity, over the period from issuance to the contractual redemption date, discussed in Note 6 , above, using the effective interest method. The redemption value is determined based upon the stated redemption amount of $1.00 per share, plus an accretion amount, more fully discussed below. During the period from December 15, 2009 (the date of issuance) to March 31, 2010, accretion amounted to $142,917.

(9)	Derivative Financial Instruments

The Company’s derivative financial instruments consist of compound embedded derivatives (“CED”) that were bifurcated from our Series D Preferred Stock and Senior Notes. The Preferred CED comprises the embedded conversion option and certain other equity-indexed features that were not clearly and closely related to the Series D Preferred Stock in terms of risks. The Senior Note CED comprises certain put features that were not clearly and closely related to the Senior Notes in terms of risks. Derivative financial instruments are carried at fair value. The following table reflects the components of the CEDs and changes in fair value, using the techniques and assumptions described in Note 6:

	Warrant Derivative	Put Derivative	Total
Balances at April 1, 2009	$—	$—	$—
Issuances	1,116,595	28,049	1,144,644
Fair value adjustments	(267,384)	82,891	(184,493)
Balances at March 31, 2010	$849,211	$110,940	$960,151

Fair value adjustments are recorded in other income in the accompanying financial statements. As a result, the Company’s earnings are and will be affected by changes in the assumptions underlying the valuation of the derivative financial instruments. The principal assumptions that have, in the Company’s view, the most significant effects are the Company’s trading market prices, volatilities and risk-adjusted market credit rates.

(10)	Stockholders’ Equity

(i) Stock Options

Under the Company’s 1992 Stock Option Plan (the “1992 Plan”), employees of the Company and its subsidiaries and members of the Board of Directors were granted options to purchase shares of Common Stock of the Company. The 1992 Plan was amended on May 11, 1999 to increase the maximum number of shares of Common Stock for which options may be granted to 1,500,000 shares. The 1992 Plan terminated in 2002, although options issued thereunder remain exercisable until the termination dates provided in such options. Options granted under the 1992 Plan were either intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or non-qualified options. Grants under the 1992 Plan were awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 1992 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors was determined by the committee of the Board of Directors. At March 31, 2010, there were options for 13,750 shares of Common Stock issued and outstanding, expiring from April 2010 through April 2011, under the 1992 Plan.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended so as to increase the number of shares of Common Stock available under the plan to 1,250,000. In September 2008, the 2002 Plan was amended to increase the number of shares of Common Stock available under the plan to 1,650,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Committee of the Board of Directors. At March 31, 2010, there were 297,500 options, expiring from April 2011 through September 2017, issued under the 2002 Plan that remained outstanding. Any option under the 2002 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of March 31, 2010, the Company had options or other awards for 120,956 shares of Common Stock available for grant under the 2002 Plan.

On March 25, 2010, the stockholders of the Company approved the ‘mktg, inc.’ 2010 Equity Incentive Plan (the “2010 Plan”), under which 3,000,000 shares of Common Stock have been set aside and reserved for issuance. The 2010 Plan provides for the granting to our employees, officers, directors, consultants and advisors of stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights, restricted stock units and other performance stock awards. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. The exercise price per share of a stock option, which is determined by the Compensation Committee, may not be less than 100% of the fair market value of the common stock on the date of grant. For non-qualified options the term of the option is determined by the Compensation Committee. For incentive stock options the term of the option is not more than ten years. However, if the optionee owns more than 10% of the total combined voting power of the Company, the term of the incentive stock option will be no longer than five years. The 2010 Plan automatically terminates on February 22, 2020, unless it is terminated earlier by a vote of the Company’s stockholders or the Board of Directors; provided, however, that any such action does not affect the rights of any participants of the 2010 Plan. In addition, the 2010 Plan may be amended by the stockholders of the Company or the Board of Directors, subject to stockholder approval if required by applicable law or listing requirements. As of March 31, 2010, the Company had options or other awards for 3,000,000 shares of Common Stock available for grant under the 2010 Plan.

The maximum contractual life for any of the options is ten years. The Company uses the Black-Scholes model to estimate the value of stock options granted under FASB guidance. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of options.

A summary of option activity under all plans as of March 31, 2010, and changes during the two-year period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term	Aggregate intrinsic value

Balance at March 31, 2008	$2.56	466,250	3.73	$142,800
Granted	$—	—
Exercised	—	—
Canceled	$3.32	(148,125)

Balance at March 31, 2009	$2.19	318,125	4.95	$—
Granted	—	—
Exercised	—	—
Canceled	$3.38	(6,875)
Balance at March 31, 2010 (vested and expected to vest)	$2.16	311,250	4.05	$—
Exercisable at March 31, 2010	$2.16	311,250	4.05	$—

No options were granted or exercised during Fiscal 2010 or 2009.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

Total compensation cost for the option awards amounted to $9,874 and $21,763 for the years ended March 31, 2010 and 2009, respectively.

(ii) Warrants

At March 31, 2010 there was an outstanding warrant to purchase 40,766 shares of common stock at an exercise price per share of $3.68 held by one individual, which expired on April 30, 2010, and warrants to purchase 2,456,272 shares of common stock at a price of $.001 per share, which were issued in the December 2009 financing and expire December 15, 2015.

(iii) Restricted Stock

During the years ended March 31, 2010 and 2009, the Company awarded 520,316 and 490,836 shares of Common Stock initially subject to forfeiture (“restricted stock”) pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements under the Company’s 2002 Plan. In addition, in Fiscal 2010 the Company awarded 50,000 shares of restricted stock to an employee that were not issued under the Company’s 2002 Plan, and in Fiscal 2009 the Company awarded 69,767 shares of restricted stock to the Company’s President and Chief Executive Officer that were not issued under the Company’s 2002 Plan.

As of March 31, 2010 the Company had awarded 1,211,544 shares (net of forfeited shares) of restricted stock under the Company’s 2002 Plan, and 159,767 shares (net of forfeited shares) of restricted stock that were not issued under the Company’s 2002 Plan. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at their respective grant dates amount to approximately $2,400,172 and are recognized ratably as compensation expense over the vesting periods. The shares of restricted stock granted pursuant to such agreements vest in various tranches over one to five years from the date of grant.

The shares awarded to employees under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

A summary of all non-vested stock activity as of March 31, 2010, and changes during the two years then ended is presented below:

	Weighted average grant date fair value	Number of shares	Aggregate Intrinsic Value	Weighted average remaining contractual term

Unvested at March 31, 2008	$2.22	653,172	$431,094	3.82

Awarded	$2.08	560,603
Vested	$2.12	(239,969)
Forfeited	$2.26	(346,000)

Unvested at March 31, 2009	$2.34	627,806	$583,860	4.08

Awarded	$1.06	570,316
Vested	$1.87	(233,196)
Forfeited	$2.08	(177,960)

Unvested at March 31, 2010	$1.92	786,966	$291,177	3.57

Total unrecognized compensation cost related to unvested stock awards at March 31, 2010 amounted to $996,798 and is expected to be recognized over a weighted average period of 3.57 years. Total compensation cost for the stock awards amounted to $496,345 and $398,563 for the years ended March 31, 2010 and 2009, respectively.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

(11)	Income Taxes

The components of income tax provision from continuing operations for the years ended March 31, 2010 and 2009 are as follows:

	2010	2009
Current:
State and local	$—	$—
Federal	—	—
	—	—
Deferred:
State and local	(49,046)	(162,212)
Federal	(261,251)	(842,763)
Change in valuation allowance	310,297	1,004,975
	—	—

	$—	$—

The differences between the provision for income taxes from continuing operations computed at the federal statutory rate and the reported amount of tax expense attributable to income from continuing operations before provision for income taxes for the years ended March 31, 2010 and 2009 are as follows:

	2010	2009
Statutory federal income tax	(34.0)%	(34.0)%
State and local taxes, net of federal benefit	(3.8)	(3.8)
Permanent differences	1.0	3.0
Other	—	(1.3)
Valuation allowance	36.8	36.1
Effective tax rate	—%	—%

The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in net deferred tax asset are as follows:

	2010	2009
Deferred tax (liabilities) assets:
Unbilled revenue	$(608,163)	$(973,061)
Allowance for doubtful accounts	115,241	160,865
Accrued compensation	103,587	149,384
Goodwill, principally due to differences in amortization	(1,056,029)	(327,304)
Net operating loss carryforwards	6,838,718	6,464,198
Share-based payment arrangements	314,950	151,941
Other	142,287	(85,729)
Deferred tax asset, net	5,850,591	5,540,294
Valuation allowance	(5,850,591)	(5,540,294)
Net deferred tax asset	$—	$—

At March 31, 2010, the Company had federal net operating loss carry-forwards of approximately $16,992,000 that begin to expire on March 31, 2024, as follows:

Fiscal Year End	Amount
2024	$2,822,000
2025	190,000
2026	2,271,000
2029	10,782,000
2030	927,000
$16,992,000

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

In assessing the realizability of deferred tax assets, management considers, in light of available objective evidence, whether it is more likely than not that some or all of such assets will be utilized in future periods. At March 31, 2010, the Company has incurred losses for fiscal years 2004 through 2010 for financial reporting purposes aggregating $13,674,000 and would have been required to generate approximately $14,626,000 of aggregate taxable income, exclusive of any reversals or timing differences, to fully utilize its net deferred tax asset. Accordingly, based upon the available objective evidence, particularly the Company’s history of losses, the Company provided for a full valuation allowance against its net deferred tax asset at March 31, 2010.

It is the Company’s practice to include interest and penalties in tax expense.

The Company currently has no federal or state tax examinations in progress and is no longer subject to federal and state income tax audits by taxing authorities for years prior to March 2007.

(12)	Significant Customers

For each of the years ended March 31, 2010 and 2009, Diageo North America, Inc. (“Diageo”) accounted for approximately 63% and 64% of the Company’s revenues, respectively. At March 31, 2010 and 2009, Diageo accounted for 71% and 45%, respectively, of the Company’s accounts receivable. For the years ended March 31, 2010 and 2009, our second largest customer accounted for approximately 12% and 10% of the Company’s revenue, respectively. At March 31, 2010 and 2009, this customer accounted for 18% and 5% respectively, of the Company’s accounts receivable.

(13)	Employee Benefit Plan

The Company has a savings plan available to substantially all salaried employees which is intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Pursuant to the 401(k) Plan, employees may contribute up to 15% of their eligible compensation, up to the maximum amount allowed by law. The Company at its sole discretion may from time to time make discretionary matching contributions as it deems advisable. The Company’s current policy is to match its employee’s contributions to the 401(k) Plan at the rate of 50%, with the maximum matching contribution per employee being the lower of 2.5% of salary or $5,750 in any calendar year. For the years ended March 31, 2010 and 2009, the Company made discretionary contributions of approximately $156,000 and $91,000, respectively.

(14)	Leases

The Company has several non-cancelable operating leases, primarily for property, that expire through June 2015. Rent expense for the years ended March 31, 2010 and 2009 amounted to approximately $1,535,000 and $1,387,000, respectively. Future non-cancelable minimum lease payments under all of the leases as of March 31, 2010 are as follows:

Year ending March 31,
2011	$1,727,000
2012	1,431,000
2013	1,389,000
2014	1,364,000
2015	1,294,000
Thereafter	326,000
$7,531,000

In October, 2008 the Company exercised its one-time option to terminate early its sublease for its principal office space in New York, New York, effective October 25, 2009, and paid a non-refundable cancellation fee of $342,182 to the landlord. The Company signed an amendment in December 2009 which reinstated the previously terminated sublease at an average annual rent of $1,203,000. Under the amendment, the sublease will terminate in June 2015.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

(15)	Employment Agreements

In June 2008, upon the acquisition of mktgpartners (see Note 4) the Company employed Charles Horsey, the principal member of mktgpartners, as its Chief Operating Officer. The Company subsequently entered into a three-year employment agreement with Mr. Horsey to become the Company’s President. In May 2010, the Company further amended the agreement so that Mr. Horsey now serves as the Company’s Chief Executive Officer in addition to its President. The employment agreement, as amended, expires April 1, 2014, provides for an annual base salary of $349,800, which is subject to additional increases of 3% each year beginning April 1, 2011, and an annual bonus targeted at 50% of the base salary. Pursuant to the employment agreement, in the event that Mr. Horsey’s employment is terminated by the Company without “Cause” or by Mr. Horsey for “Good Reason”, Mr. Horsey will be entitled to severance pay equal to twelve months of his then base salary plus $100,000.

(16)	Withdrawal From Nasdaq’s Capital Market

On December 17, 2009, the Company received a letter from The Nasdaq Stock Market stating that it was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price of the Company’s Common Stock was below $1.00 per share for 30 consecutive business days. Pursuant to Nasdaq’s Listing Rules, the Company had a 180 day grace period, until June 15, 2010, to regain compliance with this listing requirement. On June 15, 2010 the Company provided notice to The Nasdaq Stock Market pursuant to Rule 12(d)2-2(c)(2)(i), under the Securities Exchange Act of 1934, as amended, of the Company’s voluntary withdrawal of its Common Stock from listing on Nasdaq’s Capital Market. As a result, as of June 25, 2010, the Company’s Common Stock ceased trading on Nasdaq’s Capital Market. The Common Stock currently trades on the over-the-counter-market and is quoted on the OTC Bulletin Board.

(17)	Related Party Transactions

Charles Horsey, who was not then employed by the Company, but who is currently its President and Chief Executive Officer, was mktgpartners’ principal member. In July 2009, following the approval of the Company’s Audit Committee, which was based on mktgpartners’ performance following the acquisition and other relevant factors, the cash of $750,000 that was placed into escrow at the time of the acquisition was released to mktgpartners. In addition, the entire share consideration consisting of 332,226 shares of common stock was released to mktgpartners in January 2010.As a condition to their participation in the December 2009 Stock financing, Union Capital required that directors, officers and employees collectively purchase $735,000 of the securities issued in the financing on the same terms and conditions as Union Capital. Directors, officers and employees participating in the financing included Marc Particelli, the Chairman of the Board of the Company, who invested $500,000 in the financing, and Charles Horsey, who invested $200,000 in the financing. As a result of their respective investments, Mr. Particelli was issued a Senior Note in the principal amount of $250,000, 250,000 shares of Series D Preferred Stock and a Warrant to purchase 245,627 shares of Common Stock; and Mr. Horsey was issued a Senior Secured Note in the principal amount of $100,000, 100,000 shares of Series D Preferred Stock and a Warrant to purchase 98,251 shares of Common Stock.

(18)	Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2010, for items that should potentially be recognized or disclosed in these financial statements.

(a) Management Bonus Plan

On May 12, 2010, upon the recommendation of the Company’s Compensation Committee, the Company’s Board of Directors approved a Management Bonus Plan. Pursuant to the Management Bonus Plan, the Company’s Chief Executive Officer and other employees of the Company selected by him will be eligible to be paid annual cash bonuses from a bonus pool. The bonus pool will only be funded to the extent specified EBITDA thresholds approved by the Company’s Board of Directors are achieved and the actual amount of the bonus pool in each year (if any) will be determined by the amount by which such thresholds are exceeded.

(b) Option Issuance

On May 21, 2010, following the approval of the Company’s Compensation Committee, the Company awarded options to purchase an aggregate of 2,744,302 shares of Common Stock at a price of $.43 per share (the closing price of the Common Stock on the date of grant) to certain officers and employees of the Company under the Company’s 2010 Equity Incentive Plan. One-fourth of the options will vest on April 1, 2011. Subject to achieving annual EBITDA targets set forth in the option agreements between the Company the recipients of the options, the options will vest an additional 25% on each of April 1, 2012, April 1, 2013 and April 1, 2014.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

(c)	Derivative Complaint

On May 7, 2009, Brian Murphy, derivatively on behalf of the Company, commenced a lawsuit in the Supreme Court of the State of New York, County of New York, against the Chairman of the Company’s Board of Directors, certain of former directors and officers of the Company, and the Company as a nominal defendant. The Complaint filed by Mr. Murphy in the action alleges, among other things, that the defendants breached fiduciary duties owed to the Company and its stockholders by failing to ensure that the Company’s financial statements for its fiscal year ended March 31, 2008 and quarter ended June 20, 2008 were prepared correctly, and by causing the Company to enter into the December 2009 financing on terms dilutive to the Company’s stockholders. The Company is a nominal defendant for purposes of the derivative action claims, and is not aware of any claims for affirmative relief being made against it. However, the Company has obligations to provide indemnification to its officers and directors (and former officers and directors), including for all legal costs incurred by them in defending these claims. The defendants currently have until June 30, 2010 to file a response to the Complaint. The Company believes the lawsuit is without merit and intends to defend this action vigorously. However, the ultimate outcome of any litigation is uncertain and could result in substantial damages.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluates the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In accordance with these standards, management assessed and tested, on a sample basis, the Company’s internal control over financial reporting. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2010.

Notwithstanding the foregoing, we do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations. Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the Company have been detected. While we believe that our disclosure controls and procedures and our internal control over financial reporting are effective, in light of the foregoing, we intend to continue to examine and refine our disclosure controls and procedures and our internal control over financial reporting to monitor ongoing developments in this area.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

The information required to be disclosed in Part III (Items 10, 11, 12, 13 and 14, and fees and services) will be incorporated by reference from the Company’s definitive proxy statement if filed prior to July 30, 2010 or, if such proxy statement is not filed by such date, such information will be disclosed by amendment to this Form 10-K prior to July 30, 2010.

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

10.6*
Second Amendment to Employment Agreement, dated May 12, 2010, between the Registrant and Charles Horsey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 12, 2010, filed with the Securities and Exchange Commission on May 18, 2010).

10.7*
Restricted Stock Agreement, dated December 22, 2008, between the Registrant and Charles Horsey (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 22, 2008, filed with the Securities and Exchange Commission on December 30, 2008).

10.8
Agreement, dated as of May 27, 2009, between the Registrant and Maritz LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 27, 2009).

10.9*
Form of Indemnification Agreement for Directors and Officers, dated as of November 8, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 8, 2006, filed with the Securities and Exchange Commission on November 14, 2006).

10.10
Securities Purchase Agreement, dated as of November 25, 2009, by and among ‘mktg, inc.’, UCC-mktg Investment, LLC, and the “Management Investors” identified therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009).

10.11
Management Consulting Agreement, dated as of December 15, 2009, between ‘mktg, inc.’ and Union Capital Corporation (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009).

10.12*
‘mktg, inc.’ 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 25, 2010, filed with the Securities and Exchange Commission on March 29, 2010).

10.13*
‘mktg, inc.’ Management Bonus Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 12, 2010, filed with the Securities and Exchange Commission on May 18, 2010).

10.14
First Amendment to Senior Secured Notes dated as of May 7, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 7, 2010, filed with the Securities and Exchange Commission on May 13, 2010).

14
Registrant’s Code of Ethics (incorporated by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, initially filed with the Securities and Exchange Commission on July 22, 2004).

21
Subsidiaries of the Registrant [(incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009, filed with the Securities and Exchange Commission on January 20, 2010)].

23.1	Consent of ParenteBeard, LLC

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act.

32.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act.

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

‘mktg, inc.’

By:	/s/ Charles W. Horsey
Charles W. Horsey
President and Chief Executive Officer

Dated: June 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature and Title		Signature and Title

By:	/s/ Charles W. Horsey	By:	/s/ James R. Haughton
	Charles W. Horsey		James R. Haughton
	President and Chief Executive Officer and Director		Senior Vice President - Controller
	(Principal Executive Officer)		(Principal Financial Officer)

Dated: June 28, 2010		Dated: June 28, 2010

By:	/s/ Elizabeth Black	By:	/s/ Arthur G. Murray
	Elizabeth Black		Arthur G. Murray
	Director		Director

Dated: June 28, 2010		Dated: June 28, 2010

By:	/s/ Richard L. Feinstein	By:	/s/ Marc C. Particelli
	Richard L. Feinstein		Marc C. Particelli
	Director		Director

Dated: June 28, 2010		Dated: June 28, 2010

By:
Gregory G. Garville
Director

Dated: June 28, 2010