Form 10-K/A
period 2010-03-31
'mktg, inc.'
filed 2010-07-27
CIK 886475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 0-20394

‘mktg, inc.’
(Exact name of registrant as specified in its charter)

Delaware	06-1340408
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Ninth Avenue, New York, New York	10011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 660-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock,	None
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

DIRECTORS

Marc C. Particelli Age: 65 Director since February 2005; Chairman of the Board
Chairman of the Board of the Company since July 12, 2006, and its interim President and Chief Executive Officer from July 12, 2006 until October 9, 2006. Mr. Particelli was the Chief Executive Officer of Modem Media, an interactive marketing services firm, from January 1991 until its acquisition by Digitas Inc. in October 2004, and more recently, from August 2005 until March 2006, he was the Chief Executive Officer of TSM Corporation, a telecommunications company serving the Hispanic market. Earlier, Mr. Particelli was a partner at Oak Hill Capital Management, a private equity investment firm, and managing director at Odyssey Partners L.P., a hedge fund. Prior to entering the private equity business, Mr. Particelli spent 20 years with Booz Allen where he helped create the Marketing Industries Practice and led its expansion across Europe, Asia and South America. Mr. Particelli also currently serves as a director of and investor in several private companies, and as an advisor to several private equity firms. Mr. Particelli presently serves as a director of Pacifichealth Laboratories, Inc. and Rewards Network Inc. We believe that Mr. Particelli’s business and industry experience, as well as his prior experience with the Company, qualify him to serve on our Board.

Charles Horsey Age: 42 Director since March 2009; Chief Executive Officer and President
Mr. Horsey has served as the Company’s Chief Executive Officer since May 12, 2010 and as its President since March 1, 2009, and previously served as the Company’s Chief Operating Officer from December 22, 2008 until his appointment as President. Mr. Horsey originally joined the Company as an Executive Vice President on June 30, 2008 upon the Company’s acquisition of 3 For All Partners, LLC d/b/a mktgpartners (“mktgpartners”). Mr. Horsey helped found mktgpartners in 2003 and served as its Chief Executive Officer from January 2007 until it was acquired by the Company. Previously, from 1992 until co-founding mktgpartners, Mr. Horsey held various positions in the Contemporary Marketing division of Clear Channel Communications, Inc., culminating with his appointment as Chief Executive Officer of that division. We believe that Mr. Horsey’s industry experience and service as our Chief Executive Office qualify him to serve on our Board.

Elizabeth Black Age: 65 Director since January 2010
President of Change for Results, a human resources consulting firm she founded in July 2006. From January 2000 until founding Change for Results, she served as Director of Learning and Vice President – Human Resources of Keane, Inc., an IT services firm. Ms. Black has been a human resources and organizational effectiveness consultant for over 25 years. We believe that Ms. Black’s expertise as a human resources professional qualifies her to serve on our Board.

Richard L. Feinstein Age: 67 Director since January 2010
Retired partner of KPMG LLP, and currently a private consultant providing management and financial advice to clients in a variety of industries. From April 2004 to December 2004, Mr. Feinstein, as a consultant, served as Chief Financial Officer for Image Technology Laboratories, Inc., a developer and provider of radiological imaging, archiving and communications systems. From December 1997 to October 2002, Mr. Feinstein was a Senior Vice President and Chief Financial Officer for The Major Automotive Companies, Inc., formerly a diversified holding company, but now engaged solely in retail automotive dealership operations. Mr. Feinstein also serves as a director of EDGAR Online, Inc. He also serves as a director and chief financial officer of USA Fitness Corps, a not-for-profit using the services of returning veterans to provide fitness training to children who are at risk for obesity. Mr. Feinstein, a Certified Public Accountant, received a B.B.A. degree from Pace University. We believe that Mr. Feinstein’s extensive financial accounting and auditing experience qualifies him to serve on our Board.

Gregory J. Garville(1) Age: 58 Director since December 2009
Mr. Garville has been the President of Union Capital Corporation since 1998, having joined Union Capital in 1983 as Director of Corporate Development. Mr. Garville began his career as a staff accountant with Union Carbide Corporation and held financial positions with the Rank Group Plc. and ENI. During his tenure at Union Capital, he has completed over 30 leveraged buy out transactions and managed portfolio investments in the advertising, marketing services, commercial and digital printing, direct mail, importing and distribution industries. We believe that Mr. Garville’s extensive business and management experience qualifies him to serve on our Board.

Arthur G. Murray(1) Age: 65 Director since December 2009
Mr. Murray has been affiliated with Union Capital for over 40 years, and has been its Managing Director since 2002. He has spent his entire career in the consumer products industry, with over 25 years of general management experience leading companies in size from $15 million to $700 million in sales. He was with Sunshine Biscuits (Cheez-It Crackers, Hydrox Cookies) for 11 years, and served as its President and CEO until its sale to Keebler. We believe that Mr. Murray’s extensive business and management experience qualifies him to serve on our Board.

EXECUTIVE OFFICERS

James R. Haughton Age: 51 Senior Vice President – Controller (principal financial officer)
Mr. Haughton, a Certified Public Accountant, has been employed by the Company in its finance and accounting department since November 2007, and has been its Senior Vice President – Controller since March 1, 2009. Previously, from October 2005 to June, 2007 Mr. Haughton was the Chief Financial Officer of National Retail Services, Inc., a full service provider of merchandising and retail marketing services. Prior to that, from January 2002 to October 2005, Mr. Haughton was a regional Chief Financial Officer at Euro-RSCG Worldwide, a global advertising and communications company.

(1)           Messrs. Garville and Murray were appointed to the Board as the nominees of the holders of the Series D Preferred Stock. Pursuant to the certificate of designations designating the Series D Preferred Stock, so long as at least 25% of the shares of Series D Preferred Stock issued at the closing of the December 2009 financing are outstanding, the holders of the Series D Preferred Stock as a class have the right to designate two members of the Board of Directors, and so long as at least 15% but less than 25% of the shares of Series D Preferred Stock issued at the closing are outstanding, the holders of the Series D Preferred Stock will have the right to designate one member of our Board of Directors.

Audit Committee

The Company has an Audit Committee currently composed of Richard L. Feinstein (Chairman), and Elizabeth Black. The Board of Directors has determined that Richard L. Feinstein is an “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K and is independent as defined in Nasdaq Listing Rule 5605(a)(2).

Compliance With Section 16(a) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and Directors and persons who own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. To the Company’s knowledge, based solely on a review of the Forms 3, 4, and 5 submitted to the Company during and with respect to Fiscal 2010, there were no known failures to file a required Form 3, 4 or 5, and no known late filings of a required Form 3, 4 or 5 by any person required to file such forms with respect to the Company pursuant to Section 16 of the Exchange Act other than an inadvertent late filings of a Form 3 by each of Elizabeth Black and Richard L. Feinstein.

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

Our compensation arrangements with those persons who served as our executive officers for all or part of Fiscal 2010 primarily reflect the individual circumstances surrounding the applicable executive officer’s hiring or appointment, as reflected in the employment agreements we entered into with those persons. The foregoing information is intended to provide context for the discussion that follows regarding our compensation arrangements with those persons who served as our executive officers for all or part of Fiscal 2010.

Compensation Philosophy

Our compensation programs are designed to align compensation with business objectives and performance metrics, enabling us to reward executives and other key employees who contribute to and maximize shareholder value. Our compensation strategy will utilize multiple compensation vehicles to balance institutional affordability and the ability to hire and retain top talent. Consistent with the foregoing, the Compensation Committee subscribes to the following principles:

●	We believe that the most effective compensation strategies are simple in design, straightforward in application and easy to communicate to management, investors and participants.

●	We will reward key talent who directly contribute to the achievement of our core business objectives, based upon evaluation of specific, measurable performance goals.

•
We believe that an incentive compensation award should be first dependent upon the profitability and performance of the company and second upon an individual’s achievement of measurable personal goals that are directly aligned with the company’s strategic and operational goals.

●	We believe that base salary should be the fixed portion of executive compensation and should be used to compensate individuals for expected, day-to-day performance.

We believe that the variable portion of executive compensation should consist of cash and equity (or equity-like) incentives, to be determined annually and tied directly to performance measures and executive retention.

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

Principal Components of Compensation of Our Executive Officers

The principal components of the compensation paid to our executive officers consist of:

●	base salary;

●	cash bonuses; and

●	equity compensation, generally in the form of stock options.

Allocation and Objectives of Compensation

The Committee has established the following policies and guidelines with respect to the mix of base salary, cash bonus and equity awards to be paid or awarded to our executive officers.

●	Target cash bonus for our senior executives of up to 50% of base salary for the achievement of objectives established by the Committee and the Board of Directors;

●
Target cash bonus for other officers and senior management equal to 30% of the base salary of each such person for the achievement of objectives established by the Committee and the Board of Directors; and

●	Stock option grants vesting over four years and subject to the achievement of EBITDA targets set by the Board of Directors, awarded at the discretion of the Committee.

Base Salary

Base salary levels for the Company’s executive officers recognize the experience, skills, knowledge and responsibilities required of each executive officer and are determined, as applicable, based on prevailing market conditions, terms of existing employment agreements, and arms’ length negotiation.

Equity Compensation

Chief Executive Officer

Upon his initial employment with the Company in connection with the acquisition of mktgpartners in June 2008, the Committee approved the award to Mr. Horsey of 69,767 shares of Common Stock under a Restricted Stock Agreement vesting over a five-year period. In addition, the Committee approved an award to Mr. Horsey of an additional 30,233 shares of restricted Common Stock upon Mr. Horsey’s appointment as Chief Operating Officer in December 2008, and an additional 100,000 shares of restricted Common Stock upon his appointment as President in March 2009. Subsequently, in May 2010, following the approval of the Committee, Mr. Horsey was granted an option to purchase 953,284 shares of Common Stock at an exercise price of $0.43 per share, with such option vesting over four years and subject to the achievement of EBITDA targets set by the Board of Directors.

Senior Vice President - Controller

In connection with his appointment as Senior Vice President – Controller, Chief Financial Officer in March 2009, the Committee approved the award to Mr. Haughton of 25,000 shares of restricted Common Stock vesting over a five-year period. In addition, in May 2009, following the approval of the Committee, Mr. Haughton was granted an option to purchase 144,437 shares of Common Stock at an exercise price of $0.43 per share, with such option vesting over four years and subject to the achievement of EBITDA targets set by the Board of Directors.

Other Benefits

The Company believes that establishing competitive benefit packages for its employees is an important factor in attracting and retaining highly qualified personnel. Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, and the Company’s 401(k) plan, in each case on the same basis as other employees. During Fiscal 2010, consistent with the Company’s practice with respect to all of its employees, the Company provided matching contributions under its 401(k) plan. Other than the 401(k) plan offered to all of its eligible employees, the Company does not offer retirement benefits.

SUMMARY COMPENSATION TABLE

The following table shows compensation awarded to or earned by Charles Horsey, the Company’s President and Chief Executive Officer; and James Haughton, the Company’s Senior Vice President – Controller and Principal Financial Officer (together, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	All Other Compensation ($)		Total ($)
Charles Horsey, President (2)	2010	$330,000	$—	$—	$2,063	(3)	$332,063
	2009	$220,877	$—	$377,883	$—		$598,760

James Haughton, Senior Vice President – Controller (4)	2010	$190,000	$—	$—	$4,156	(3)	$194,156
	2009	$190,000	$—	$86,200	$990	(3)	$277,190

(1)
The value of stock awards granted to the Named Executive Officers has been estimated pursuant to FASB ASC Topic 718. The Named Executive Officers will not realize the estimated value of these awards in cash until these awards are vested and sold. For information regarding our valuation of awards of restricted stock, see “Restricted Stock” in Note 10 of our financial statements for the period ended March 31, 2010.

(2)	Commenced employment with the Company on June 30, 2008.
(3)	Consists of 401(k) matching contributions.
(4)	Was appointed Senior Vice President – Controller on March 1, 2009 and was not previously a Named Executive Officer.

Outstanding Equity Awards at March 31, 2010
	Stock Awards
Name	Number of shares or Units of Stock That Have Not Vested (#)	Market Value of shares or Units of Stock That Have Not Vested ($)

Charles Horsey	180,000	$66,600
James Haughton	40,000	$14,800

Executive Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Charles Horsey. On June 30, 2008, the Company entered into an Employment Agreement with Mr. Horsey in connection with the acquisition of mktgpartners. The Employment Agreement was subsequently amended upon Mr. Horsey’s promotion to Chief Operating Officer and again in May 2010. Pursuant to the Employment Agreement, as amended:

●
Mr. Horsey is entitled to a base salary of $349,800 per annum, which will be subject to additional increases of three percent each year beginning April 1, 2011. Mr. Horsey has elected to temporarily forego the salary increase effected by the recent amendment to his contract and will continue to be paid a base salary of $330,000 until he elects otherwise.

●	Mr. Horsey’s target bonus is 50% of his base salary. Such bonus is contingent on achieving EBITDA targets approved of by the Company’s Board of Directors.

●	The term of Mr. Horsey’s employment is until April 1, 2014.

●
In the event of the termination of his employment by the Company other than for “Cause” or by Mr. Horsey for “Good Reason” (as such terms are defined in the employment agreement), Mr. Horsey will be entitled to severance payments equal to 12- months of his then base salary, plus $100,000.

James Haughton. Mr. Haughton is currently employed with the Company pursuant to a letter agreement under which he is compensated by the Company at the rate of $199,500 per annum and eligible to receive an annual bonus targeted at 40% of base salary.

Compensation of Directors

The following table shows for the Fiscal 2010 certain information with respect to the compensation of all non-employee directors of the Company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	All other compensation ($)	Total ($)
Marc C. Particelli (2)	$100,000	$72,500	—	$172,500
Elizabeth Black	$14,000	$—	—	$14,000
Richard L. Feinstein	$14,000	$—	—	$14,000
Gregory G. Garville(3)	$—	$—	—	$—
Arthur G. Murray(3)	$—	$—	—	$—
Herbert M. Gardner (4)(7)	$46,625	$22,500	—	$69,125
John A. Ward, III (5)(7)	$40,250	$22,500	—	$62,750
James H. Feeney (7)	$34,625	$22,500	—	$57,125

(1)
The value of stock awards granted to directors has been estimated pursuant to FASB ASC Topic 718. The directors will not realize the estimated value of these awards in cash until these awards are sold. For information regarding our valuation of stock grants, see Note 10 of our financial statements for the period ended March 31, 2010.

(2)	At March 31, 2010, Mr. Particelli held options to purchase an aggregate of 165,000 shares of Common Stock.
(3)
Messrs. Garville and Murray are affiliates of Union Capital Corporation and serve on our Board as the designees of the holders of the Series D Preferred Stock. As such, they do not receive cash compensation for their service on our Board. However, pursuant to a management consulting agreement we entered into with Union Capital, Union Capital provides us with management advisory services and we pay Union Capital a fee of $125,000 per year for such services.

(4)	At March 31, 2010, Mr. Gardner held options to purchase an aggregate of 57,500 shares of Common Stock.
(5)	At March 31, 2010, Mr. Ward held options to purchase an aggregate of 43,750 shares of Common Stock.
(6)	At March 31, 2010, Mr. Feeney held options to purchase an aggregate of 45,000 shares of Common Stock.
(7)	On January 21, 2010 Messrs. Gardner, Ward and Feeney resigned from our Board of Directors.

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

Director Compensation During Fiscal 2010

During Fiscal 2010, and until we completed our December 2009 financing, our directors were compensated pursuant to the following policies:

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

Compensation Committee Interlocks and Insider Participation

None of the current members of the Compensation Committee have been, or are, an officer or employee of the Company. During Fiscal 2010, none of our executive officers served as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that had one or more executive officers serving as a member of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of June 30, 2010 with respect to stock ownership of (i) those persons or groups known to the Company to beneficially own more than 5% of the Company’s outstanding Common Stock, (ii) each of the Company’s Directors and executive officers named in the summary compensation table, and (iii) the Company’s Directors and executive officers as a group. Unless otherwise indicated, the named beneficial owner has sole voting and investment power with respect to the shares.

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)

(i)	Beneficial Owners of More Than 5% of the Common Stock (Other
	Than Directors, Nominees and Executive Officers)

	UCC-mktg Investment, LLC	6,632,434	(2)	43.6%
	UCC-mktg Partners, LLC
	c/o Union Capital Corporation
	445 Park Avenue, 14th Floor
	New York, NY 10022

	James C. Marlas	6,819,593	(3)	44.8%
	c/o Union Capital Corporation
	445 Park Avenue, 14th Floor
	New York, NY 10022

	Rutabaga Capital Management	755,573	(4)	8.8%
	64 Broad Street, 3rd Floor
	Boston, MA 02109

	Aquifer Capital Group, LLC	532,763	(5)	6.2%
	Adam M. Mizel
	460 Park Avenue, Suite 2101
	New York, NY 10022

	John P. Benfield	462,248		5.4%
	63 Murray Ave.
	Port Washington, NY 11050

	Donald A. Bernard	501,648		5.8%
	85 Tintern Lane
	Scarsdale, NY 10583

	Thomas E. Lachenman	435,698	(6)	5.1%
	7788 White Road
	Rising Sun, Indian 47040

	Brian Murphy	523,359		6.1%
	16 Beach Lane
	Westhampton Beach, New York 11978

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)

(ii)	Directors, Nominees and Executive Officers

	Marc C. Particelli	1,301,719	(7)	13.8%
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

	Charles Horsey	849,493	(8)	9.5%
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

	Elizabeth Black	0		*
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

	Richard L. Feinstein	0		*
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

	Gregory J. Garville	6,632,434	(2)	43.6%
	c/o Union Capital Corporation
	445 Park Avenue, 14th Floor
	New York, NY 10022

	Arthur G. Murray	0	(9)	*
	c/o Union Capital Corporation
	445 Park Avenue, 14th Floor
	New York, NY 10022

	James R. Haughton	55,604	(10)	*
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

(iii)	All Directors and Executive Officers as a Group (8 persons)	8,839,250	(11)	50.7%

*	Less than 1%.

(1)
All information was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission or otherwise available to the Company, and based on 8,594,099 shares of Common Stock on June 30, 2010.

(2)
Based solely on a Schedule 13D/A filed with the SEC on April 15, 2010. Consists of 4,537,234 shares of Common Stock issuable upon conversion of 2,132,500 shares of Series D Preferred Stock and 2,095,000 shares of Common Stock issuable upon exercise of warrants held directly by UCC-mktg Investment, LLC, which is managed by UCC-mktg Partners, LLC (“UCC Partners”). Gregory J. Garville and James C. Marlas, as Managing Directors and members of UCC Partners, share voting and investment control over these shares.

(3)
Based solely on a 13D/A filed with the SEC on April 15, 2010. Consists of shares of Common Stock held directly by UCC-mktg Investment, LLC as disclosed in note (2) above, as well as (i) 152,159 shares of Common Stock owned by the James C. Marlas 2007 Charitable Remainder UniTrust, of which Mr. Marlas and his wife are the lifetime beneficiaries and Mr. Marlas is the sole trustee; (ii) 15,000 shares of Common Stock owned by the James C. Marlas Revocable Trust dated 11/09/07, of which Mr. Marlas is the sole owner and beneficiary; and (iii) 20,000 shares of Common Stock owned by an individual retirement account for the benefit of Mr. Marlas.

(4)	Based solely on a Schedule 13G/A filed with the SEC on February 9, 2010.

(5)	Based solely on a Schedule 13D initially filed with the SEC on July 21, 2008 and amended by an amendment filed with the SEC on April 30, 2009.

(6)
Includes 325,698 shares of Common Stock registered in the name of OG Holding Corporation Liquidation Trust. Mr. Lachenman is the trustee of OG Holding Corporation Liquidation Trust and owns the entire interest of the trust in the shares of Common Stock held by the trust.

(7)
Includes 165,000 shares of Common Stock issuable upon exercise of immediately exercisable options, 478,723 shares of Common Stock issuable upon conversion of 225,000 shares of Series D Preferred Stock, warrants to purchase 221,064 shares of Common Stock, and 14,300 shares of Common Stock owned by Mr. Particelli’s IRA. Does not include Common Stock issuable upon conversion of 225,000 shares of Series D Preferred Stock and exercise of warrants to purchase 24,563 shares of Common Stock owned by the Marc C. Particelli 2006 Family Trust (the “Trust”) or 1,500 shares of Common Stock owned by the Trust. The beneficiaries of the Trust are Mr. Particelli’s children, and Mr. Particelli’s wife is a trustee of the Trust. Mr. Particelli disclaims beneficial ownership of the shares held by the Trust.

(8)
Includes 332,326 shares of Common Stock held of record by 3 For All Partners LLC. Mr. Horsey is the chief executive officer and holder of 55% of the membership interests of 3 For All Partners LLC. Also includes 166,046 shares of restricted stock that are subject to forfeiture, and 212,766 shares of Common Stock issuable upon conversion of 100,000 shares of Series D Preferred Stock and warrants to purchase 98,251 shares of Common Stock. Does not include 953,284 shares of Common Stock issuable upon exercise of options that are not currently exercisable.

(9)	Mr. Murray is a director and member of UCC Partners and disclaims beneficial ownership of the shares held by it.

(10)	Includes 40,000 shares of restricted stock subject to forfeiture. Does not include 144,437 shares of Common Stock issuable upon exercise of options that are not currently exercisable.

(11)
Includes 5,281,915 shares of Common Stock issuable upon conversion of Series D Preferred Stock, 165,000 shares of Common Stock issuable upon exercise of immediately exercisable options, 2,414,515 shares of Common Stock issuable upon exercise of immediately exercisable warrants and 206,046 shares of restricted stock subject to forfeiture.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH RELATED PERSONS

RELATED-PERSON TRANSACTIONS POLICY AND PROCEDURES

We have a written Related-Person Transactions Policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any “related person” are participants involving an amount that exceeds $50,000. Transactions involving compensation for services provided to the Company as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.

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

mktgpartners Acquisition

On June 30, 2008, the Company acquired substantially all of the assets of 3 For All Partners, LLC, d/b/a mktgpartners (“mktgpartners”). Charlie Horsey, who was not then employed by us but who is currently our President, is mktgpartners’ principal member. The consideration for the acquisition consisted of $3.25 million in cash and 332,226 shares of Common Stock valued at the time of the acquisition at approximately $1,000,000. Pursuant to the purchase agreement, $750,000 of the cash consideration and the entire share consideration were deposited into an escrow account to be held for a period of 18 months to satisfy indemnification claims, and were subject to release to the Company upon the occurrence of certain specified events under the purchase agreement, including the failure to achieve “Gross Margin” targets during the 12 month period following the closing. In July 2009, following the approval of the Company’s Audit Committee, which was based on mktgpartners’ performance following the acquisition and other relevant factors, the escrowed cash was released to mktgpartners. In January 2010 the entire share consideration was released to mktgpartners.

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

Director Independence

The Board of Directors has determined that each of Elizabeth Black, Richard L. Feinstein and Marc C. Particelli is an “independent director” as defined in Nasdaq Listing Rule 5605(a)(2). The Board of Directors has also determined that each of the members of its Audit, Compensation and Nominating Committees meets the independence requirements applicable to those committees prescribed by the Nasdaq Listing Rules and the Securities and Exchange Commission, as currently in effect.

Item 14.	Principal Accounting Fees and Services.

Principal Accounting Firm Fees

The following table sets forth the aggregate fees billed to and accrued by the Company for Fiscal 2010 and Fiscal 2009 by Lazar Levine & Felix LLP, Parente Randolph, LLC and ParenteBeard LLC. Lazar Levine & Felix LLP was the Company’s principal accounting firm during Fiscal 2009 until its merger with Parente Randolph, LLC in February 2009, at which time Parente Randolph, LLC became the Company’s principal accounting firm. Parente Randolph, LLC subsequently changed its name to ParenteBeard LLC.

	Fiscal 2010	Fiscal 2009
Audit Fees (for audit of annual financial statements and review of quarterly financial statements)	$225,000	$326,000
Tax Fees (for federal, State and local tax compliance and planning)	50,000	118,000
All Other Fees (1)	34,000	260,000
Total	$309,000	$704,000

(1) For Fiscal 2010, these fees relate to the audit of the Company’s 401(k) plan, and for Fiscal 2009, these fees were incurred in connection with the restatement of financial statements for prior periods and the Company’s 401(k) plan.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy requiring pre-approval by the Audit Committee of all services (audit and non-audit) to be provided to the Company by its independent auditor. In accordance with that policy, the Audit Committee approved all audit and non-audit services rendered to the Company by Lazar Levine and ParenteBeard LLC in Fiscal 2010 and Fiscal 2009 and has determined that the provision of non-audit services by such auditors was compatible with maintaining their independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

‘mktg, inc.’

By:	/s/ Charles W. Horsey
Charles W. Horsey
President and Chief Executive Officer

Dated: July 27, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title		Signature and Title

By:	/s/ Charles W. Horsey	By:	/s/ James R. Haughton
	Charles W. Horsey		James R. Haughton
	President and Chief Executive Officer and Director		Senior Vice President - Controller
	(Principal Executive Officer)		(Principal Financial Officer)

Dated: July 27, 2010		Dated: July 27, 2010

By:	/s/ Elizabeth Black	By:
	Elizabeth Black		Arthur G. Murray
	Director		Director

Dated: July 27, 2010		Dated: July 27, 2010

By:	/s/ Richard L. Feinstein	By:	/s/ Marc C. Particelli
	Richard L. Feinstein		Marc C. Particelli
	Director		Director

Dated: July 27, 2010		Dated: July 27, 2010

By:
Gregory G. Garville
Director

Dated: July 27, 2010