Form 10-Q
period 2010-06-30
'mktg, inc.'
filed 2010-08-06
CIK 886475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________

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
Yes ☐   No ☒

As of August 1, 2010, 8,594,099 shares of the Registrant’s Common Stock, par value $.001 per share, were outstanding.

INDEX

‘mktg, inc.’

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

‘mktg, inc.’
Condensed Consolidated Balance Sheets
June 30, 2010 (Unaudited) and March 31, 2010

	June 30, 2010	March 31, 2010

Assets
Current assets:
Cash and cash equivalents	$4,424,765	$663,786
Accounts receivable, net of allowance for doubtful accounts of $306,000 at June 30, 2010 and $288,000 at March 31, 2010	8,556,819	9,043,506
Unbilled contracts in progress	356,457	740,540
Deferred contract costs	975,685	1,235,967
Prepaid expenses and other current assets	276,291	611,947
Total current assets	14,590,017	12,295,746

Property and equipment, net	1,946,386	2,115,506

Restricted cash	500,000	—
Goodwill	10,052,232	10,052,232
Intangible assets - net	1,165,048	1,245,469
Other assets	454,405	485,078
Total assets	$28,708,088	$26,194,031

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,414,839	$2,158,687
Accrued compensation	733,652	431,614
Accrued job costs	5,224,455	3,190,782
Other accrued liabilities	1,850,225	2,002,427
Deferred revenue	8,795,291	8,365,407
Total current liabilities	18,018,462	16,148,917

Deferred rent	1,581,750	1,622,953
Senior secured notes payable	1,586,041	1,514,340
Warrant derivative liability	761,981	849,211
Put option derivative	11,940	110,940
Total liabilities	21,960,174	20,246,361

Commitments and contingencies

Redeemable Series D Convertible Participating Preferred Stock, $2,766,144 redemption and liquidation value, par value $1.00: 2,500,000 designated, 2,500,000 issued and outstanding at June 30, 2010	1,626,816	1,503,589

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; 8,613,288 shares issued and outstanding at June 30, 2010 and March 31, 2010	8,613	8,613
Additional paid-in capital	13,893,722	13,806,871
Accumulated deficit	(8,760,960)	(9,351,126)
Treasury stock at cost, 19,189 shares at June 30, 2010 and March 31, 2010	(20,277)	(20,277)
Total stockholders’ equity	5,121,098	4,444,081
Total liabilities and stockholders’ equity	$28,708,088	$26,194,031

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Condensed Consolidated Statements of Operations
Three Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended June 30
	2010	2009

Sales	$29,136,788	$19,819,104

Operating expenses:
Reimbursable program costs and expenses	5,480,754	4,094,924
Outside production and other program expenses	15,499,353	7,545,403
Compensation expense	5,684,731	6,543,674
General and administrative expenses	1,782,419	1,565,539
Total operating expenses	28,447,257	19,749,540

Operating income	689,531	69,564

Interest expense, net	(162,368)	(17,277)
Other income	186,230	—

Income before provision for income taxes	713,393	52,287

Provision for income taxes	—	—

Net income	$713,393	$52,287

Basic earnings per share	$.09	$.01
Diluted earnings per share	$.05	$.01

Weighted average number of common shares outstanding:
Basic	7,842,377	7,559,870
Diluted	15,611,730	7,570,100

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Condensed Consolidated Statements of Cash Flows
Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:

Net income	$713,393	$52,287
Adjustments to reconcile net income to net cash provided by (cash used) in operating activities:
Depreciation and amortization	279,414	305,409
Deferred rent amortization	(41,203)	(24,228)
Provision for bad debt expense	18,660	21,200
Amortization of original issue discount on senior secured notes payable	71,701	—
Fair value adjustments to compound embedded derivatives	(186,230)	—
Share based compensation expense	86,851	133,600
Changes in operating assets and liabilities:
Accounts receivable	468,027	4,925,043
Unbilled contracts in progress	384,083	(142,760)
Deferred contract costs	260,282	322,812
Prepaid expenses and other current assets	335,656	(38,436)
Other assets	30,673	(3,275)
Accounts payable	(743,847)	(483,014)
Accrued compensation	302,038	(172,396)
Accrued job costs	2,033,672	(45,944)
Other accrued liabilities	(152,202)	(806,664)
Deferred revenue	429,884	(4,431,057)

Net cash provided by (used in) operating activities	4,290,852	(387,423)

Cash flows from investing activities:
Restricted cash	(500,000)	168,750
Purchases of property and equipment	(29,873)	(67,226)
Net cash (used in) provided by investing activities	(529,873)	101,524

Cash flows from financing activities:
Payment of debt	—	(168,750)
Net cash used in financing activities	—	(168,750)

Net increase (decrease) in cash and cash equivalents	3,760,979	(454,649)

Cash and cash equivalents at beginning of period	663,786	1,904,014
Cash and cash equivalents at end of period	$4,424,765	$1,449,365

Supplemental disclosures of cash flow information:
Interest paid during the period	$164,680	$27,488
Income taxes paid during the period	$43,106	$2,523

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Notes to the Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The following unaudited interim condensed consolidated financial statements of ‘mktg, inc.’ (the “Company”) for the three months ended June 30, 2010 and 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to GAAP for interim financial information and SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

In the opinion of management, such condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s results for the interim periods presented. The results of operations for the three months ended June 30, 2010 are not necessarily indicative of the results for the full fiscal year or any future periods.

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

	(c)	Goodwill

Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. Goodwill is subject to annual impairment tests which require the comparison of the fair value and carrying value of reporting units. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has one reporting unit, and uses three generally accepted methods for estimating fair value of the reporting unit; the income approach, market approach and market capitalization to determine the overall fair value. There were no events or changes in circumstances during the three months ended June 30, 2010 that indicated to management that the carrying value of goodwill and the intangible asset may not be recoverable.

	(d)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, derivative financial instruments, and the Company’s Senior Secured Notes (“Senior Notes”) and Redeemable Series D Convertible Participating Stock (“Series D Preferred Stock”) issued December 15, 2009. The fair values of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities generally approximate their respective carrying values due to their current nature. Derivative liabilities, as discussed below, are required to be carried at fair value. The following table reflects the comparison of the carrying value and the fair value of the Company’s Senior Notes and Series D Preferred Stock as of June 30, 2010:

	Carrying Values	Fair Values
Senior Notes (See Notes 3 and 4)	$1,586,041	$2,801,747
Series D Preferred Stock (See Notes 3 and 5)	$1,626,816	$1,966,274

The fair values of the Company’s Senior Notes and Series D Preferred Stock have been determined based upon the forward cash flow of the contracts, discounted at credit-risk adjusted market rates.

Derivative financial instruments – Derivative financial instruments, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 Derivatives and Hedging, consist of financial instruments or other contracts that contain a notional amount and one or more underlying features (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company issued other financial instruments with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, these instruments are required to be carried as derivative liabilities at fair value in the Company’s financial statements. See Notes 4, 5 and 6 for additional information.

Redeemable preferred stock – Redeemable preferred stock (such as the Series D Preferred Stock, and any other redeemable financial instrument the Company may issue) is initially evaluated for possible classification as a liability under ASC 480 Financial Instruments with Characteristics of Both Liabilities and Equity. Redeemable preferred stock classified as a liability is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification, is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities under ASC 815. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, any feature that could require cash redemption for matters not within the Company’s control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. See Note 5 for further disclosures about the Company’s Series D Preferred Stock, which constitutes redeemable preferred stock.

Fair value measurements - Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of the Company’s financial statements. Significant fair value measurements resulted from the application of the fair value measurement guidance included in ASC 815 to the Company’s Series D Preferred Stock, Secured Notes and Warrants issued in December 2009 as described in Note 6, and ASC 718 Stock Compensation to the Company’s share based payment arrangements.

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

(e)	Revenue Recognition

The Company’s revenues are generated from projects subject to contracts requiring the Company to provide its services within specified time periods generally ranging up to twelve months. As a result, on any given date, the Company has projects in process at various stages of completion. Depending on the nature of the contract, revenue is recognized as follows: (i) on time and material service contracts, revenue is recognized as services are rendered; (ii) on fixed price retainer contracts, revenue is recognized on a straight-line basis over the term of the contract; and (iii) on certain fixed price contracts, revenue is recognized as certain key performance criteria are achieved. Incremental direct costs associated with the fulfillment of certain specific contracts are accrued or deferred and recognized proportionately to the related revenue. Provisions for anticipated losses on uncompleted projects are made in the period in which such losses are determined.

(f)	Income Taxes

In assessing the realizability of deferred tax assets, management considers, in light of available objective evidence, whether it is more likely than not that some or all of such assets will be utilized in future periods. At March 31, 2010, the Company has incurred losses for fiscal years 2004 through 2010 for financial reporting purposes aggregating $13,674,000 and would have been required to generate approximately $14,626,000 of aggregate taxable income, exclusive of any reversals or timing differences, to fully utilize its net deferred tax asset. Accordingly, based upon the available objective evidence, particularly the Company’s history of losses, the Company provided a full valuation allowance against its net deferred tax asset.

(g)	Net Income Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted shares subject to forfeiture. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options, warrants, preferred stock, and restricted stock. The weighted average number of shares outstanding consist of:

	Three Months Ended June 30,
	2010	2009
Basic	7,842,377	7,559,870
Dilutive effect of:
Restricted stock	—	10,230
Warrants	2,450,204	—
Series D preferred stock	5,319,149	—
Diluted	15,611,730	7,570,100

(h) Recent Accounting Standards Affecting the Company

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

(3)	Union Capital Financing

Overview:

On December 15, 2009, the Company consummated a $5.0 million financing led by an investment vehicle organized by Union Capital Corporation (“UCC”). In the financing, the Company issued $2.5 million in aggregate principal amount of the Senior Notes, $2.5 million in aggregate stated value of Series D Preferred Stock initially convertible into 5,319,149 shares of Common Stock, and Warrants to purchase 2,456,272 shares of Common Stock (“Warrants”). As a condition to its participation in the financing, UCC required that certain of our directors, officers and employees (“Management Buyers”) collectively purchase $735,000 of the financial instruments on the same terms and conditions as the lead investor. Aggregate amounts above are inclusive of Management Buyers amounts. See Note 4 for terms of the Senior Notes.

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

Accounting for the Financing:

Current accounting standards require analysis of each of the financial instruments issued in the December 2009 financing for purposes of classification and measurement in our financial statements.

The Series D Preferred Stock is a hybrid financial instrument. Due to the redemption feature and the associated participation feature that behaves similarly to a coupon on indebtedness, the Company determined that the embedded conversion feature and other features that have risks associated with debt require bifurcation and classification in liabilities as a compound embedded derivative financial instrument. The conversion feature, along with certain other features that have risks of equity, required bifurcation and classification in their compound form in liabilities as a derivative financial instrument. Derivative financial instruments are required to be measured at fair value both at inception and an ongoing basis. As more fully discussed below, the Company has used the Monte Carlo simulation technique to value the compound embedded derivative, because that model affords the flexibility to incorporate all of the assumptions that market participants would likely consider in determining the value for purposes of trading the hybrid contract. Further, due to the redemption feature, the Company is required to carry the host Series D Preferred Stock outside of stockholders’ equity and the discount resulting from the initial allocation requires accretion through charges to retained earnings, using the effective method, over the period from issuance to the redemption date.

The Company determined that the Warrants should be classified as stockholders’ equity. The principal concepts underlying accounting for warrants provide a series of conditions, related to the potential for net cash settlement, which must be met in order to achieve equity classification. Our conclusion is that the Warrants are indexed to our common stock and meet all of the conditions for equity classification. The Company measured the fair value of the Warrants on the inception date to provide a basis for allocating the net proceeds to the various financial instruments issued in the December 2009 financing. As more fully discussed below, the Company used the Black-Scholes-Merton valuation technique, because that method embodies, in its view, all of the assumptions that market participants would consider in determining the fair value of the Warrants for purposes of a sale or exchange. The allocated value of the Warrants was recorded to Additional Paid-in Capital.

The financial instruments sold to the Management Buyers, were recognized as compensation expense by the amount which the fair value of the share-linked financial instruments (i.e. Series D Preferred Stock and Warrants) exceeded the proceeds that the Company received. The financial instruments subject to allocation are the Secured Notes, Series D Preferred Stock, Compound Embedded Derivatives (“CED”) and the Warrants. Other than the compensatory amounts, current accounting concepts generally provide that the allocation is, first, to those instruments that are required to be recorded at fair value; that is, the CED; and the remainder based upon relative fair values.

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

Closing costs of $325,000 were paid directly to the lead investor. The Company agreed to reimburse UCC $250,000 for out-of-pocket expenses of which $150,000 was paid upon signing of the purchase agreement in November 2009, and the remainder was paid at closing. Financing costs paid directly to an investor or creditor are reflected in the allocation as original issue discount to the financial instruments.

Fair Value Considerations:

The Company has adopted the authoritative guidance on “Fair Value Measurements.” The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. The guidance also establishes a fair value hierarchy that priororitizes the inputs to the valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical asset or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by the Company;

Level 2 Inputs – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 Inputs – Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants

The Company’s Senior Secured Notes, Warrant derivative liability, Put option derivative and Series D Preferred Stock are classified within Level 3 of the fair value hierarchy as they are valued using unobservable inputs including significant assumptions of the Company and other market participants.

The following tables present the Company’s instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value

	Unaudited Fair Value Measurements as of June 30, 2010
	Total	Level 1	Level 2	Level 3
Instruments:
Senior Notes	$1,586,041	$—	$—	$1,586,041
Warrants	761,981	—	—	761,981
Put Derivative	11,940	—	—	11,940
Series D Preferred Stock	1,626,816	—	—	1,626,816
Total Instruments	$3,986,778	$—	$—	$3,986,778

	Audited Fair Value Measurements as of March 31, 2010
	Total	Level 1	Level 2	Level 3
Instruments:
Senior Notes	$1,514,340	$—	$—	$1,514,340
Warrants	849,211	—	—	849,211
Put Derivative	110,940	—	—	110,940
Series D Preferred Stock	1,503,589	—	—	1,503,589
Total Instruments	$3,978,080	$—	$—	$3,978,080

The following table presents the changes in Level 3 Instruments measured at fair value on a recurring basis for the three months ended June 30, 2010 and 2009:

	2010	2009
	Instruments	Instruments
Beginning balance at March 31,	$3,978,080	$—
Fair value adjustments – Warrants and Put Derivative	(186,230)	—
Discount amortization – Senior Notes	71,701	—
Accretion - Series D Preferred Stock	123,227	—
Ending balance at June 30,	$3,986,778	$—

The fair value adjustments recorded for Warrants and Put Derivative are reported in other income, the discount amortization on Senior Notes is reported in interest expense, and accretion on Series D Preferred Stock is recorded to the accumulated deficit.

(4)	Long-Term Debt

Long-term debt consists of the following as of June 30, 2010 and March 31, 2010:

	June 30, 2010	March 31, 2010
$2,500,000 face value, 12.5% Senior Secured Notes due December 15, 2012, net of $913,959 and $985,600 discount as of June 30, 2010 and March 31, 2010, respectively(a)	$1,586,041	$1,514,340
	1,586,041	1,514,340
Less current maturities	—	—
Long-term debt	$1,586,041	$1,514,340

Maturities of long-term debt as of June 30, 2010 are as follows:
Year ending June 30:
2011	$—
2012	—
2013	2,500,000
	$2,500,000

(a)	Senior Secured Notes

The Company issued $2,500,000 face value of Senior Notes on December 15, 2009 in connection with the December 15, 2009 financing described in Note 3. As described in Note 3, the proceeds from the financing were allocated among multiple financial instruments based on fair values. Proceeds allocated to the Senior Notes amounted to $1,433,811. The resulting discount is subject to amortization through charges to interest expense over the term to maturity using the effective interest method. Discount amortization included in interest expense during for the three months ended June 30, 2010 amounted to $71,701, and for the period from December 15, 2009 to March 31, 2010 amounted to $80,529.

The Senior Notes are secured by substantially all of the Company’s assets; bear interest at a rate of 12.5% per annum payable quarterly; and mature in one installment on December 15, 2012. The Company has the right to prepay the Secured Notes at any time. While the Secured Notes are outstanding, the Company is subject to customary affirmative, negative and financial covenants. The financial covenants include (i) a fixed charge coverage ratio test requiring the Company to maintain a fixed charge coverage ratio of not less then 1.40 to 1.00 at the close of each fiscal quarter commencing December 31, 2010, (ii) a minimum EBITDA test, to be tested at the end of each fiscal quarter commencing ending December 31, 2010, requiring the Company to generate “EBITDA” of at least $3,000,000 over the preceding four fiscal quarters, (iii) a minimum liquidity test requiring the Company to maintain cash and cash equivalents of $500,000 at all times, and (iv) limitations on capital expenditures. The Company is in compliance with its financial covenants for the period ended June 30, 2010.

In May 2010, the Company entered into a First Amendment to Senior Secured Notes (the “Note Amendment”), in connection with the Company’s pledge of $500,000 as cash collateral to Sovereign Bank to secure the Company’s reimbursement obligations under a letter of credit issued on behalf of the Company in favor of American Express Related Services Company, Inc. (“Amex”). The letter of credit supports the Company’s credit line with respect to Amex credit cards issued to the Company and its employees. Pursuant to the Note Amendment, among other things, the Senior Notes were amended to (i) permit the Company to pledge the cash collateral to Sovereign Bank, and (ii) increase the interest rate thereunder by four percent to 16.5% during the period that the is cash pledged to Sovereign Bank.

(5)	Redeemable Preferred Stock

Redeemable preferred stock consists of the following as of June 30, 2010 and March 31, 2010:

	June 30, 2010	March 31, 2010
Series D Convertible Participating Preferred Stock, par value $0.001, stated value $1.00, 2,500,000 shares designated, 2,500,000 shares issued and outstanding at June 30, 2010; redemption and liquidation value $2,766,144 and $2,642,916 at June 30, 2010 and March 31, 2010, respectively	$1,626,816	$1,503,589

The Series D Preferred Stock is subject to accretion to its redemption value, through charges to equity, over the period from issuance to the contractual redemption date, discussed in the Financing Overview, above, using the effective interest method. The redemption value is determined based upon the stated redemption amount of $1.00 per share, plus an accretion amount, more fully discussed above. For the three months ended June 30, 2010, accretion amounted to $123,227, and for the period from December 15, 2009 to March 31, 2010 amounted to $142,917. There was no accretion for the three months ended June 30, 2009.

(6)	Derivative Financial Instruments

The Company’s derivative financial instruments consist of CEDs that were bifurcated from our Series D Preferred Stock and Senior Notes. The Preferred CED comprises the embedded conversion option and certain other equity-indexed features that were not clearly and closely related to the Series D Preferred Stock in terms of risks. The Senior Note CED comprises certain put features that were not clearly and closely related to the Senior Notes in terms of risks. Derivative financial instruments are carried at fair value. The following table reflects the components of the CEDs and changes in fair value, using the techniques and assumptions described in Note 3:

	Warrant Derivative	Put Derivative	Total
Balances at April 1, 2009	$—	$—	$—
Issuances	1,116,595	28,049	1,144,644
Fair value adjustments	(267,384)	82,891	(184,493)
Balances at March 31, 2010	849,211	110,940	960,151
Fair value adjustments	(87,230)	(99,000)	(186,230)
Balances at June 30, 2010	$761,981	$11,940	$773,921

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

(7)	Accounting for Stock-Based Compensation

(i) Stock Options

Under the Company’s 1992 Stock Option Plan (the “1992 Plan”), employees of the Company and its subsidiaries and members of the Board of Directors were granted options to purchase shares of Common Stock of the Company. The 1992 Plan was amended on May 11, 1999 to increase the maximum number of shares of Common Stock for which options may be granted to 1,500,000 shares. The 1992 Plan terminated in 2002, although options issued thereunder remain exercisable until the termination dates provided in such options. Options granted under the 1992 Plan were either intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or non-qualified options. Grants under the 1992 Plan were awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 1992 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors was determined by the committee of the Board of Directors. At June 30, 2010, there were options to purchase 6,875 shares of Common Stock, expiring April 2011, issued under the 1992 Plan.

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended so as to increase the number of shares of Common Stock available under the plan to 1,250,000. In September 2008, the 2002 Plan was amended to increase the number of shares of Common Stock available under the plan to 1,650,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Committee of the Board of Directors. At June 30, 2010, there were options to purchase 297,500 shares of Common Stock, expiring from April 2011 through September 2017, issued under the 2002 Plan that remained outstanding. Any option under the 2002 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of June 30, 2010, the Company had options or other awards for 120,956 shares of Common Stock available for grant under the 2002 Plan.

On March 25, 2010, the stockholders of the Company approved the ‘mktg, inc.’ 2010 Equity Incentive Plan (the “2010 Plan”), under which 3,000,000 shares of Common Stock have been set aside and reserved for issuance. The 2010 Plan provides for the granting to our employees, officers, directors, consultants and advisors of stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights, restricted stock units and other performance stock awards. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. The exercise price per share of a stock option, which is determined by the Compensation Committee, may not be less than 100% of the fair market value of the common stock on the date of grant. For non-qualified options the term of the option is determined by the Compensation Committee. For incentive stock options the term of the option is not more than ten years. However, if the optionee owns more than 10% of the total combined voting power of the Company, the term of the incentive stock option will be no longer than five years. The 2010 Plan automatically terminates on February 22, 2020, unless it is terminated earlier by a vote of the Company’s stockholders or the Board of Directors; provided, however, that any such action does not affect the rights of any participants of the 2010 Plan. In addition, the 2010 Plan may be amended by the stockholders of the Company or the Board of Directors, subject to stockholder approval if required by applicable law or listing requirements. At June 30, 2010, there were options to purchase 2,744,302 shares of Common Stock, expiring May 2012, issued under the 2010 Plan that remained outstanding. Any option under the 2010 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of June 30, 2010, the Company had options or other awards for 255,698 shares of Common Stock available for grant under the 2010 Plan.

The maximum contractual life for any of the options is ten years. The Company uses the Black-Scholes model to estimate the value of stock options granted under FASB guidance. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of options.

A summary of option activity under all plans as of June 30, 2010, and changes during the three month period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Balance at March 31, 2010	$2.16	311,250	4.05	$0
Granted	$0.43	2,744,302
Exercised	—	—
Canceled	$3.38	(6,875)
Balance at June 30, 2010 (vested and expected to vest)	$0.60	3,048,677	9.30	$0
Exercisable at June 30, 2010	$2.16	304,375	3.89	$0

Total unrecognized compensation cost related to vested and expected to vest options at June 30, 2010 amounted to $695,966 and is expected to be recognized over a weighted average period of 3.92 years. Total compensation cost for all outstanding option awards amounted to $14,808 and $3,261 for the three months ended June 30, 2010 and 2009, respectively.

(ii) Warrants

At June 30, 2010 and March 31,2010 there were warrants to purchase 2,456,272 shares of common stock at a price of $.001 per share, which were issued in the December 2009 financing and expire December 15, 2015. At March 31, 2010 there was also an outstanding warrant to purchase 40,766 shares of common stock at an exercise price per share of $3.68 held by one individual, which expired on April 30, 2010.

(iii) Restricted Stock

During the three months ended June 30, 2010, the Company did not award any shares of Common Stock initially subject to forfeiture (“restricted stock”).

As of June 30, 2010 the Company had outstanding 713,744 shares of restricted stock that had been issued pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements, including 159,767 shares of restricted stock that were not issued under any of the Company’s equity plans. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at June 30, 2010 amounted to approximately $235,536 and which amount will be recognized ratably as compensation expense over the remaining vesting periods. The shares of restricted stock granted pursuant to such agreements vest in various tranches over one to five years from the date of grant.

The shares awarded to employees under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

A summary of all non-vested stock activity as of June 30, 2010, and changes during the three month period then ended is presented below:

	Weighted average grant date fair value	Number of shares	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Unvested at March 31, 2010	$1.92	786,966	3.57	$291,177

Awarded	—	—
Vested	$2.45	(73,222)
Forfeited	—	—

Unvested at June 30, 2010	$1.85	713,744	3.38	$235,536

Total unrecognized compensation cost related to unvested stock awards at June 30, 2010 amounted to $924,755 and is expected to be recognized over a weighted average period of 3.38 years. Total compensation cost for the stock awards amounted to $72,043 and $130,339 for the three months ended June 30, 2010 and 2009, respectively.

(8)	Concentrations

The Company had sales to one customer that equaled 74% of total sales for the three months ended June 30, 2010. Sales to this customer approximated $21,663,000 for the period. Accounts receivable due from this customer approximated $3,989,000 at June 30, 2010. In addition, our second largest customer accounted for approximately 16% of total sales for the three months ended June 30, 2010. Sales to this customer approximated $4,677,000 for the period. Accounts receivable due from this customer approximated $3,182,000 at June 30, 2010. For the three months ended June 30, 2009 the Company had sales to one customer that equaled 63% of total sales. Sales to this customer approximated $12,485,000 for the period. Accounts receivable due from this customer approximated $828,000 at June 30, 2009.

(9)	Income Taxes

The Company did not record a benefit for federal, state and local income taxes for the three months ended June 30, 2010 and 2009 because any such benefit would be fully offset by an increase in the valuation allowance against the Company’s net deferred tax asset established as a result of our historical operating losses.

(10)	Derivative Complaint

On May 7, 2010, Brian Murphy, derivatively on behalf of the Company, commenced a lawsuit in the Supreme Court of the State of New York, County of New York, against the Chairman of the Company’s Board of Directors, certain former directors and officers of the Company, and the Company as a nominal defendant. The Complaint filed by Mr. Murphy in the action alleges, among other things, that the defendants breached fiduciary duties owed to the Company and its stockholders by failing to ensure that the Company’s financial statements for its fiscal year ended March 31, 2008 and quarter ended June 20, 2008 were prepared correctly, and by causing the Company to enter into the December 2009 financing on terms dilutive to the Company’s stockholders. The Company is a nominal defendant for purposes of the derivative action claims, and is not aware of any claims for affirmative relief being made against it. However, the Company has obligations to provide indemnification to its officers and directors (and former officers and directors), including for all legal costs incurred by them in defending these claims. On June 30, 2010 the defendants filed a motion to dismiss the Complaint, which motion is currently pending before the court. The Company believes the lawsuit is without merit and intends to defend this action vigorously. However, the ultimate outcome of any litigation is uncertain and could result in substantial damages. Through the quarter ended June 30, 2010, the Company had incurred approximately $175,000 in legal expenses in connection with its defense of the lawsuit and its indemnification obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect,” “plan,” “predict,” “may,” “should,” “will,” the negatives thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company’s expectations are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 under “Risk Factors,” including but not limited to “Recent Losses,” “Internal Controls,” “Concentration of Customers,” “Recent Economic Changes,” “Dependence on Key Personnel,” “Outstanding Indebtedness; Security Interest,” Series D Preferred Stock Liquidation Preference; Redemption,” Control by Union Capital Corporation and Holders of Series D Preferred Stock,” Anti-Dilution Provisions of The Series D Preferred Stock Could Result In Dilution of Stockholders,” “Unpredictable Revenue Patterns,” “Competition,” “Derivative Litigation,” and “Risks Associated with Acquisitions,” in addition to other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

‘mktg, inc.’, through its wholly-owned subsidiaries Inmark Services LLC, Optimum Group LLC, U.S. Concepts LLC and Digital Intelligence Group LLC, is a full-service marketing agency. We develop, manage and execute sales promotion programs at both national and local levels, utilizing both online and offline media channels. Our programs help our clients effectively promote their goods and services directly to retailers and consumers and are intended to assist them in achieving maximum impact and return on their marketing investment. Our activities reinforce brand awareness, provide incentives to retailers to order and display our clients’ products, and motivate consumers to purchase those products, and are designed to meet the needs of our clients by focusing on communities of consumers who want to engage brands as part of their lifestyles.

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

Results of Operations

Overview

For the three months ended June 30, 2010 we generated $690,000 in operating income, a $620,000 increase over the $70,000 realized in the same period of the prior fiscal year. This improvement was primarily the result of substantial steps taken by management to reduce expenses, including a reduction in our workforce resulting in a $1,280,000 reduction in salary expense for the first quarter ended June 30, 2010, compared to the same quarter in the prior year. Operating income for the first quarter was negatively impacted by approximately $175,000 of legal costs incurred in connection with the derivative lawsuit commenced by Brian Murphy, which is described in Legal Proceedings below.

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

The following table presents operating data expressed as a percentage of Operating Revenue for the three and nine months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,
	2010	2009

Statement of Operations Data:
Operating revenue	100.0%	100.0%
Compensation expense	69.7%	80.0%
General and administrative expense	21.8%	19.1%
Operating income	8.5%	0.9%
Interest (expense), net	(2.0%)	(0.2%)
Other income	2.3%	0.0%
Income before provision for income taxes	8.8%	0.7%
Provision for income taxes	0.0%	0.0%
Net income	8.8%	0.7%

Sales. Sales consist of fees for services, commissions, reimbursable program costs and expenses and other production and program expenses. We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts. The amount of reimbursable program costs and expenses, and outside production and other program expenses which are included in revenues will vary from period to period, based on the type and scope of the service being provided. Sales for the three months ended June 30, 2010 increased $9,318,000 to $29,137,000, compared to $19,819,000 for the quarter ended June 30, 2009. This 47% increase in sales is primarily attributable to a $9,178,000 increase in events we executed for our largest customer, Diageo North America, Inc. (“Diageo”), and a $961,000 increase in experiential marketing revenues, partially offset by a $459,000 reduction in trade marketing revenues.

Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses are primarily direct labor, travel and product costs generally associated with events we execute for Diageo. Reimbursable program costs and expenses for the three months ended June 30, 2010 and 2009 were $5,481,000 and $4,095,000, respectively. This $1,386,000 increase is primarily due to an increase in the number of events we executed during the three month period ended June 30, 2010 versus the same period in Fiscal 2009.

Outside Production and other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production and other program expenses for the three months ended June 30, 2010 were $15,499,000 compared to $7,545,000 for the three months ended June 30, 2009. This $7,954,000 increase in outside production and other program expenses is primarily due to an increase in Diageo events we executed during the period.

Operating Revenue. For the three months ended June 30, 2010, Operating Revenue decreased slightly by $22,000 to $8,157,000, compared to $8,179,000 for the three months ended June 30, 2009. This decrease in Operating Revenue is primarily due to a reduction in trade and digital marketing programs we executed. Operating Revenue as percentage of sales for the three months ended June 30, 2010 was 28%, compared to 41% for the three months ended June 30, 2009. This decrease is primarily due an increase in Diageo events we executed, which typically include a higher percentage of pass-through expenses billed at cost. A reconciliation of Sales to Operating Revenues for the three months ended June 30, 2010 and 2009 is set forth below.

	Three Months Ended June 30,
Sales	2010	%	2009	%
Sales – U.S. GAAP	$29,137,000	100	$19,819,000	100
Reimbursable program costs and outside production expenses	20,980,000	72	11,640,000	59
Operating Revenue – Non-GAAP	$8,157,000	28	$8,179,000	41

Compensation Expense. Compensation expense consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For the three months ended June 30, 2010, compensation expense decreased $859,000 to $5,685,000, compared to $6,544,000 for the three months ended June 30, 2009. This 13% decrease in compensation expense is primarily the result of a $1,280,000 decrease in salary expense primarily due to staff reductions in the trade and digital marketing departments, partially offset by a $425,000 increase in bonus expense.

General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts and other overhead expenses. For the three months ended June 30, 2010, general and administrative expenses increased $216,000 to $1,782,000, compared to $1,566,000 for the three months ended June 30, 2009. This increase in general and administrative expenses is primarily the result of approximately $175,000 in legal fees incurred attributable to our defense of the derivative lawsuit commenced by Brian Murphy.

Interest Expense, Net. Net interest expense for the three months ended June 30, 2010 amounted to ($162,000), compared to ($17,000) for the three months ended June 30, 2009. Interest expense consisted primarily of interest on the Secured Notes and on bank debt. Interest income consists primarily of interest on our money market and CD accounts. In the first quarter ended June 30, 2010, interest expense included $71,701 in discount amortization on the Secured Notes.

Other Income. Other income for the three months ended June 30, 2010 was $186,000, which consisted entirely of an accretion adjustment to the value of the derivative financial instruments generated from the December 2009 financing.

Income before Provision for Income Taxes. The Company’s income before provision for income taxes for the three months ended June 30, 2010 was $713,000 compared to income before provision for income taxes of $52,000 for the three months ended June 30, 2009.

Provision for Income Taxes. We did not record a provision for federal, state and local income taxes for the three months ended June 30, 2010 and 2009 because any such provision would be fully offset by a change in the valuation allowance against the Company’s net deferred tax asset established as a result of our historical operating losses. We established this allowance because, in light of our losses for fiscal years 2004 through 2010 aggregating $13,674,000, there is uncertainty as to whether we will have future income against which we can offset our losses to reduce our tax expense in future periods.

Net Income. As a result of the items discussed above, net income for the three months ended June 30, 2010 increased $661,000 to $713,000 compared to net income of $52,000 for the three months ended June 30, 2009. Fully diluted earnings per share increased $.04 to $.05 for the three months ended June 30, 2010, compared to $.01 for the three months ended June 30, 2009.

Liquidity and Capital Resources

We have continuously operated with negative working capital. This deficit has generally resulted from our inability to generate sufficient cash and receivables from our programs to offset our current liabilities, which consist primarily of obligations to vendors and other accounts payable, deferred revenues and bank borrowings required to be paid within 12 months from the date of determination. We are continuing our efforts to increase revenues from our programs and reduce our expenses, but to date these efforts have not been sufficiently successful. We have been able to operate during this extended period with negative working capital due primarily to advance payments made to us on a regular basis by our largest customers, and to a lesser degree, equity infusions from private placements of our securities, and stock option and warrant exercises. For the three months ended June 30, 2010, the working capital deficit decreased by $425,000 (11%) from $3,853,000 to $3,428,000, primarily as a result of the net income generated during the quarter.

In Fiscal 2010, we experienced a reduction in deferred revenues (i.e., advance payments by clients). We were also required to repay approximately $1.6 million in advance billings to Diageo as a result of a reduction in our Diageo business, which payment was made using a portion of the proceeds from the $5 million financing described below. Furthermore, in November 2009 the method by which Diageo prepays expenses we incur in connection with the execution of their programs was changed so that we are now reimbursed on a semi-monthly basis (twice each month) instead of on a monthly basis, thereby reducing the amount of each such prepayment. Specifically, we are now generally reimbursed in advance on the first and 15th day of each month for the reimbursable expenses we expect to incur during the half-month period following the date of reimbursement. Previously, Diageo generally reimbursed us in advance on the first day of each month for the reimbursable expenses we expected to incur during the entire month.

Due to our performance, management took substantial steps at the end of Fiscal 2009 and in Fiscal 2010 to reduce expenses and to reset the direction of the business into areas and markets consistent with our core capabilities. These steps included the reduction of our workforce by approximately 60 full-time persons, in the aggregate, and other cost cutting measures which reduced compensation, and general and administrative expenses by approximately $6.2 million ($5.3 million of compensation and $900,000 of general and administrative expenses) in Fiscal 2010, and which are expected to reduce such costs by an aggregate of approximately $8.6 million (approximately $7.8 million of compensation and approximately $800,000 of general and administrative expenses) in the aggregate in Fiscal 2011.

In light of our pressing cash needs caused by the events described above, on December 15, 2009, we consummated a $5 million financing led by an investment vehicle organized by Union Capital Corporation (“Union Capital”). In the financing, we issued $2.5 million in aggregate principal amount of Senior Secured Notes, $2.5 million in aggregate stated value of Series D Convertible Participating Preferred Stock initially convertible into 5,319,149 shares of Common Stock, and Warrants to purchase 2,456,272 shares of Common Stock. The Secured Notes are secured by substantially all of our assets; originally bore interest at a rate of 12.5% per annum payable quarterly; and mature in one installment on December 15, 2012. On May 7, 2010, in connection with our pledge of $500,000 as cash collateral to secure our reimbursement obligations under a letter of credit, the Secured Notes were amended to increase the interest rate to 16.5% during the period that the cash so pledged is not subject to the lien of the holders of the Secured Notes.

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

Upon closing of the financing, Union Capital became entitled to a closing fee of $325,000, half of which was paid upon closing and the balance of which was paid in six monthly installments following the closing. We also reimbursed Union Capital for its fees and expenses in the amount of $250,000. Additionally, we entered into a management consulting agreement with Union Capital under which Union Capital provides us with management advisory services and we pay Union Capital a fee of $125,000 per year for such services. Such fee will be reduced to $62,500 per year if the holders of the Series D Preferred Stock no longer have the right to nominate two directors and Union Capital no longer owns at least 40% of the Common Stock purchased by it at closing (assuming conversion of Series D Preferred Stock and exercise of Warrants held by it). The management consulting agreement will terminate when the holders of the Series D Preferred Stock no longer have the right to nominate any directors and Union Capital no longer owns at least 20% of the Common Stock purchased by it at closing (assuming conversion of Series D Preferred Stock and exercise of Warrants held by it)

In May 2010, we entered into a First Amendment to Senior Secured Notes (the “Note Amendment”), in connection with our pledge of $500,000 as cash collateral to Sovereign Bank to secure our reimbursement obligations under a letter of credit issued on our behalf in favor of American Express Related Services Company, Inc. (“Amex”). The letter of credit supports our credit line with respect to Amex credit cards issued to us and our employees. Pursuant to the Note Amendment, among other things, the Senior Notes were amended to (i) permit us to pledge the cash collateral to Sovereign Bank, and (ii) increase the interest rate thereunder by four percent to 16.5% during the period that the cash pledged to Sovereign Bank is not subject to the lien of the holders of the Senior Notes.

We believe that cash currently on hand together with cash expected to be generated from operations will be sufficient to fund our operations through June 30, 2011.

At June 30, 2010, we had cash and cash equivalents of $4,425,000, a working capital deficit of $3,428,000, and stockholders’ equity of $5,121,000. In comparison, at March 31, 2010, we had cash and cash equivalents of $664,000, a working capital deficit of $3,853,000, and stockholders’ equity of $4,444,000. The $3,761,000 increase in cash and cash equivalents during the three months ended June 30, 2010 was primarily due to $4,291,000 in cash provided by operating activities offset by $530,000 of cash used in investing activities.

Operating Activities. Net cash provided by operating activities for the three months ended June 30, 2010 was $4,291,000, primarily attributable to $3,348,000 of cash provided by the changes in operating assets and liabilities as the result of a reduction in accounts receivables, unbilled contracts in progress, deferred contract costs, prepaid expenses and other current assets, and an increase in accrued job costs, and deferred revenue account balances, offset by a reduction in accounts payable and other accrued liabilities, and net income of $713,000.

Investing Activities. For the three months ended June 30, 2010, net cash used in investing activities was $530,000, primarily the result of $500,000 of restricted cash pledged as collateral to Sovereign Bank to secure our reimbursement obligations under a letter of credit issued on our behalf in favor of AMEX.

Financing Activities. There were no cash flows from financing activities during the three months ended June 30, 2010.

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

Please refer to our 2010 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies relating to revenue recognition, goodwill (expanded below) and other intangible assets and accounting for income taxes. During the three months ended June 30, 2010, there were no material changes to these policies.

Goodwill and Other Intangible Assets

Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of our subsidiary companies, Inmark, Optimum, U.S. Concepts and Digital Intelligence as well as our mktgpartners business. These companies and businesses have been integrated into a structure which does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of a customer relationship acquired from mktgpartners, and an Internet domain name and related intellectual property rights. At June 30, 2010 and March 31, 2010, our balance sheet reflected goodwill and intangible assets as set forth below:

	June 30, 2010	March 31, 2010
Amortizable:
Customer relationship	$965,048	$1,045,469

Non-Amortizable:
Goodwill	$10,052,232	$10,052,232
Internet domain name	200,000	200,000
	$10,252,232	$10,252,232
Total	$11,217,280	$11,297,701

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

As of March 31, 2010, we used a combination of three generally accepted methods for estimating fair value of the reporting unit; the income approach, market approach and market capitalization to determine the overall fair value. Based on such analysis, we concluded that our goodwill was not impaired as of March 31, 2010. Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred. There were no events or changes in circumstances during the three months ended June 30, 2010 that indicated that the carrying value of goodwill and the intangible asset may not be recoverable. Management has also determined that there was no impairment of the amortizable intangible asset.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 7, 2010, Brian Murphy, derivatively on behalf of the Company, commenced a lawsuit in the Supreme Court of the State of New York, County of New York, against the Chairman of the Company’s Board of Directors, certain former directors and officers of the Company, and the Company as a nominal defendant. The Complaint filed by Mr. Murphy in the action alleges, among other things, that the defendants breached fiduciary duties owed to the Company and its stockholders by failing to ensure that the Company’s financial statements for its fiscal year ended March 31, 2008 and quarter ended June 20, 2008 were prepared correctly, and by causing the Company to enter into the December 2009 financing on terms dilutive to the Company’s stockholders. The Company is a nominal defendant for purposes of the derivative action claims, and is not aware of any claims for affirmative relief being made against it. However, the Company has obligations to provide indemnification to its officers and directors (and former officers and directors), including for all legal costs incurred by them in defending these claims. On June 30, 2010 the defendants filed a motion to dismiss the Complaint, which motion is currently pending before the court. The Company believes the lawsuit is without merit and intends to defend this action vigorously. However, the ultimate outcome of any litigation is uncertain and could result in substantial damages. Through the quarter ended June 30, 2010, the Company had incurred approximately $175,000 in legal expenses in connection with its defense of the lawsuit and its indemnification obligations.

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

‘mktg, inc.’

Dated: August 6, 2010	By:	/s/ Charles W. Horsey
Charles W. Horsey, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2010	By:	/s/ James R. Haughton
James R. Haughton, Senior Vice President-Controller
(Principal Financial Officer)