Form 10-Q
period 2010-09-30
'mktg, inc.'
filed 2010-11-04
CIK 886475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-20394

‘mktg, inc.’
(Exact name of registrant as specified in its charter)

Delaware	06-1340408
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

75 Ninth Avenue New York, New York	10011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 366-3400

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
Yes ☐    No ☒

As of November 1, 2010, 8,573,128 shares of the Registrant’s Common Stock, par value $.001 per share, were outstanding.

INDEX

‘mktg, inc.’

PART I - FINANCIAL INFORMATION

Item 1.   Interim Condensed Consolidated Financial Statements

‘mktg, inc.’
Condensed Consolidated Balance Sheets
September 30, 2010 (Unaudited) and March 31, 2010

	September 30, 2010	March 31, 2010

Assets
Current assets:
Cash and cash equivalents	$3,636,216	$663,786
Accounts receivable, net of allowance for doubtful accounts of $306,000 at September 30, 2010 and $288,000 at March 31, 2010	13,283,380	9,043,506
Unbilled contracts in progress	1,473,163	740,540
Deferred contract costs	2,695,549	1,235,967
Prepaid expenses and other current assets	166,989	611,947
Total current assets	21,255,297	12,295,746

Property and equipment, net	1,894,486	2,115,506

Restricted cash	500,000	–
Goodwill	10,052,232	10,052,232
Intangible assets - net	1,084,627	1,245,469
Other assets	477,053	485,078
Total assets	$35,263,695	$26,194,031

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$997,231	$2,158,687
Accrued compensation	1,368,194	431,614
Accrued job costs	2,763,229	3,190,782
Other accrued liabilities	1,699,004	2,002,427
Deferred revenue	16,483,388	8,365,407
Total current liabilities	23,311,046	16,148,917

Deferred rent	1,540,548	1,622,953
Senior secured notes payable	1,661,137	1,514,340
Warrant derivative liability	2,420,172	849,211
Put option derivative	6,153	110,940
Total liabilities	28,939,056	20,246,361

Commitments and contingencies

Redeemable Series D Convertible Participating Preferred Stock, $2,891,252 redemption and liquidation value, par value $1.00: 2,500,000 designated, 2,500,000 issued and outstanding at September 30, 2010 and March 31, 2010, respectively	1,751,924	1,503,589

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; 8,610,288 shares issued and outstanding at September 30, 2010 and 8,613,288 shares issued and outstanding at and March 31, 2010	8,610	8,613
Additional paid-in capital	14,090,859	13,806,871
Accumulated deficit	(9,499,999)	(9,351,126)
Treasury stock at cost, 37,160 shares at September 30, 2010 and 19,189 shares at March 31, 2010	(26,755)	(20,277)
Total stockholders’ equity	4,572,715	4,444,081
Total liabilities and stockholders’ equity	$35,263,695	$26,194,031

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Condensed Consolidated Statements of Operations
Three and Six Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009

Sales	$28,556,087	$17,867,383	$57,692,875	$37,686,487

Operating expenses:
Reimbursable program costs and expenses	6,099,942	3,666,976	11,580,696	7,761,900
Outside production and other program expenses	13,289,303	6,718,994	28,788,656	14,264,397
Compensation expense	6,148,564	6,782,928	11,833,295	13,326,602
General and administrative expenses	1,803,282	1,775,093	3,585,701	3,340,632
Total operating expenses	27,341,091	18,943,991	55,788,348	38,693,531

Operating income (loss)	1,214,996	(1,076,608)	1,904,527	(1,007,044)

Interest expense, net	(176,523)	(5,559)	(338,891)	(22,836)
Fair value adjustments to compound embedded derivatives	(1,652,404)	—	(1,466,174)	—

Income (loss) before provision for income taxes	(613,931)	(1,082,167)	99,462	(1,029,880)

Provision for income taxes	—	—	—	—

Net income (loss)	$(613,931)	$(1,082,167)	$99,462	$(1,029,880)

Basic earnings (loss) per share	$(.07)	$(.14)	$.01	$(.15)
Diluted earnings (loss) per share	$(.07)	$(.14)	$.01	$(.15)

Weighted average number of common shares outstanding:
Basic	9,367,603	7,606,145	9,457,508	7,057,175
Diluted	9,367,603	7,606,145	17,227,061	7,057,175

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Condensed Consolidated Statements of Cash Flows
Six Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net income (loss)	$99,462	$(1,029,880)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	558,852	607,143
Deferred rent amortization	(82,405)	(48,457)
Provision for bad debt expense	24,045	502
Amortization of original issue discount on senior secured notes payable	146,797	—
Fair value adjustments to compound embedded derivatives	1,466,174	—
Share based compensation expense	283,985	220,451
Changes in operating assets and liabilities:
Accounts receivable	(4,263,919)	(2,275,606)
Unbilled contracts in progress	(732,623)	264,680
Deferred contract costs	(1,459,582)	636,052
Prepaid expenses and other current assets	444,958	49,385
Other assets	8,025	(3,275)
Accounts payable	(1,161,456)	(327,068)
Accrued compensation	936,580	14,252
Accrued job costs	(427,553)	318,459
Other accrued liabilities	(303,423)	(1,095,752)
Deferred revenue	8,117,981	1,181,962

Net cash provided by (used in) operating activities	3,655,898	(1,487,152)

Cash flows from investing activities:
Restricted cash	(500,000)	1,993,750
Purchases of property and equipment	(176,990)	(88,662)
Net cash (used in) provided by investing activities	(676,990)	1,905,088

Cash flows from financing activities:
Payment of debt	—	(1,993,750)
Purchase of treasury stock	(6,478)	—
Net cash used in financing activities	(6,478)	(1,993,750)

Net increase (decrease) in cash and cash equivalents	2,972,430	(1,575,814)

Cash and cash equivalents at beginning of period	663,786	1,904,014
Cash and cash equivalents at end of period	$3,636,216	$328,200

Supplemental disclosures of cash flow information:
Interest paid during the period	$196,952	$39,780
Income taxes paid during the period	$43,106	$63,740

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Notes to the Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The following unaudited interim condensed consolidated financial statements of ‘mktg, inc.’ (the “Company”) for the three and six months ended September 30, 2010 and 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to GAAP for interim financial information and SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

In the opinion of management, such condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s results for the interim periods presented. The results of operations for the three and six months ended September 30, 2010 are not necessarily indicative of the results for the full fiscal year or any future periods.

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

Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. Goodwill is subject to annual impairment tests which require the comparison of the fair value and carrying value of reporting units. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has one reporting unit, and uses three generally accepted methods for estimating fair value of the reporting unit; the income approach, market approach and market capitalization to determine the overall fair value. There were no events or changes in circumstances during the six months ended September 30, 2010 that indicated to management that the carrying value of goodwill and the intangible asset may not be recoverable.

	(d)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, derivative financial instruments, and the Company’s Senior Secured Notes (“Senior Notes”) and Redeemable Series D Convertible Participating Preferred Stock (“Series D Preferred Stock”) issued December 15, 2009. The fair values of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities generally approximate their respective carrying values due to their current nature. Derivative liabilities, as discussed below, are required to be carried at fair value. The following table reflects the comparison of the carrying value and the fair value of the Company’s Senior Notes and Series D Preferred Stock as of September 30, 2010:

	Carrying Values	Fair Values
Senior Notes (See Notes 3 and 4)	$1,661,137	$2,911,819
Series D Preferred Stock (See Notes 3 and 5)	$1,751,924	$4,383,863

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Basic	9,367,603	7,606,145	9,457,508	7,057,175
Dilutive effect of:
Restricted stock	—	—	—	—
Warrants	—	—	2,450,404	—
Series D preferred stock	—	—	5,319,149	—
Diluted	9,367,603	7,606,145	17,227,061	7,057,175

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

The financial instruments sold to the Management Buyers, were recognized as compensation expense in the amount by which the fair value of the share-linked financial instruments (i.e. Series D Preferred Stock and Warrants) exceeded the proceeds that the Company received. The financial instruments subject to allocation are the Secured Notes, Series D Preferred Stock, Compound Embedded Derivatives (“CED”) and the Warrants. Other than the compensatory amounts, current accounting concepts generally provide that the allocation is, first, to those instruments that are required to be recorded at fair value; that is, the CED; and the remainder based upon relative fair values.

The following table provides the components of the allocation and the related fair values of the subject financial instruments:

		Allocation
	Fair Values	UCC	Management Buyers	Total

Proceeds:
Gross proceeds		$4,265,000	$735,000	$5,000,000
Closing costs		(325,000)	—	(325,000)
Reimbursement of investor costs		(250,000)	—	(250,000)
Net proceeds		$3,690,000	$735,000	$4,425,000

Allocation:
Series D Preferred Stock	$2,670,578	$1,127,575	$233,098	$1,360,673
Senior Notes	$2,536,015	1,070,518	363,293	1,433,811
Compound Embedded Derivatives (CED):
Series D Preferred Stock	$1,116,595	949,106	167,489	1,116,595
Senior Notes	$28,049	23,842	4,207	28,049
Warrants	$1,225,680	518,959	183,852	702,811
Compensation Expense		—	(216,939)	(216,939)
		$3,690,000	$735,000	$4,425,000

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

Fair Value Considerations:

The Company has adopted the authoritative guidance on “Fair Value Measurements.” The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. The guidance also establishes a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical asset or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by the Company.

Level 2 Inputs – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 Inputs – Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants.

The Company’s Senior Secured Notes, Warrant derivative liability, Put option derivative and Series D Preferred Stock are classified within Level 3 of the fair value hierarchy as they are valued using unobservable inputs including significant assumptions of the Company and other market participants.

The following tables present the Company’s instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	Unaudited
	Fair Value Measurements as of September 30, 2010
	Total	Level 1	Level 2	Level 3
Instruments:
Senior Notes	$1,661,137	$—	$—	$1,661,137
Warrants	2,420,172	—	—	2,420,172
Put Derivative	6,153	—	—	6,153
Series D Preferred Stock	1,751,924	—	—	1,751,924
Total Instruments	$5,839,386	$—	$—	$5,839,386

	Audited
	Fair Value Measurements as of March 31, 2010
	Total	Level 1	Level 2	Level 3
Instruments:
Senior Notes	$1,514,340	$—	$—	$1,514,340
Warrants	849,211	—	—	849,211
Put Derivative	110,940	—	—	110,940
Series D Preferred Stock	1,503,589	—	—	1,503,589
Total Instruments	$3,978,080	$—	$—	$3,978,080

The following table presents the changes in Level 3 Instruments measured at fair value on a recurring basis for the six months ended September 30, 2010 and 2009:

	2010	2009
	Instruments	Instruments
Beginning balance at March 31,	$3,978,080	$—
Fair value adjustments – Warrants and Put Derivative	1,466,174	—
Discount amortization – Senior Notes	146,797	—
Accretion - Series D Preferred Stock	248,335	—
Ending balance at September 30,	$5,839,386	$—

The fair value adjustments recorded for Warrants and Put Derivative are reported separately in the Statement of Operations , the discount amortization on Senior Notes is reported in interest expense, and accretion on Series D Preferred Stock is recorded to the accumulated deficit.

(4)	Long-Term Debt

Long-term debt consists of the following as of September 30, 2010 and March 31, 2010:

	September 30, 2010	March 31, 2010
$2,500,000 face value, 12.5% Senior Secured Notes due December 15, 2012, net of $838,863 and $985,660 discount as of September 30, 2010 and March 31, 2010, respectively(a)	$1,661,137	$1,514,340
	1,661,137	1,514,340
Less current maturities	—	—
Long-term debt	$1,661,137	$1,514,340

Maturities of long-term debt as of September 30, 2010 are as follows:
Year ending September 30:
2011	$—
2012	—
2013	2,500,000
$2,500,000

(a)	Senior Secured Notes

The Company issued $2,500,000 face value of Senior Notes on December 15, 2009 in connection with the December 15, 2009 financing described in Note 3. As described in Note 3, the proceeds from the financing were allocated among multiple financial instruments based on fair values. Proceeds allocated to the Senior Notes amounted to $1,433,811. The resulting discount is subject to amortization through charges to interest expense over the term to maturity using the effective interest method. Discount amortization included in interest expense for the three and six months ended September 30, 2010 amounted to $75,096 and $146,797 respectively, and for the period from December 15, 2009 to March 31, 2010 amounted to $80,529.

The Senior Notes are secured by substantially all of the Company’s assets; bear interest at a rate of 12.5% per annum payable quarterly; and mature in one installment on December 15, 2012. The Company has the right to prepay the Secured Notes at any time. While the Secured Notes are outstanding, the Company is subject to customary affirmative, negative and financial covenants. The financial covenants include (i) a fixed charge coverage ratio test requiring the Company to maintain a fixed charge coverage ratio of not less then 1.40 to 1.00 at the close of each fiscal quarter commencing December 31, 2010, (ii) a minimum EBITDA test, to be tested at the end of each fiscal quarter commencing ending December 31, 2010, requiring the Company to generate “EBITDA” of at least $3,000,000 over the preceding four fiscal quarters, (iii) a minimum liquidity test requiring the Company to maintain cash and cash equivalents of $500,000 at all times, and (iv) limitations on capital expenditures. The Company is in compliance with the financial covenants set forth in the Secured Notes for the period ended September 30, 2010.

In May 2010, the Company entered into a First Amendment to Senior Secured Notes (the “Note Amendment”), in connection with the Company’s pledge of $500,000 as cash collateral to Sovereign Bank to secure the Company’s reimbursement obligations under a letter of credit issued on behalf of the Company in favor of American Express Related Services Company, Inc. (“Amex”). The letter of credit supports the Company’s credit line with respect to Amex credit cards issued to the Company and its employees. Pursuant to the Note Amendment, among other things, the Senior Notes were amended to (i) permit the Company to pledge the cash collateral to Sovereign Bank, and (ii) increase the interest rate thereunder by four percent to 16.5% during the period that the cash is pledged to Sovereign Bank.

(5)	Redeemable Preferred Stock

Redeemable preferred stock consists of the following as of September 30, 2010 and March 31, 2010:

	September 30, 2010	March 31, 2010
Series D Convertible Participating Preferred Stock, par value $0.001, stated value $1.00, 2,500,000 shares designated, 2,500,000 shares issued and outstanding at September 30, 2010; redemption and liquidation value $2,891,252 and $2,642,916 at September 30, 2010 and March 31, 2010, respectively	$1,751,924	$1,503,589

The Series D Preferred Stock is subject to accretion to its redemption value, through charges to equity, over the period from issuance to the contractual redemption date, discussed in the Financing Overview, above, using the effective interest method. The redemption value is determined based upon the stated redemption amount of $1.00 per share, plus an accretion amount, more fully discussed above. For the three and six months ended September 30, 2010, accretion amounted to $125,108 and $248,335 respectively, and for the period from December 15, 2009 to March 31, 2010 amounted to $142,917. There was no accretion for the three or six months ended September 30, 2009.

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

	Warrant Derivative	Put Derivative	Total
Balances at April 1, 2009	$—	$—	$—
Issuances	1,116,595	28,049	1,144,644
Fair value adjustments	(267,384)	82,891	(184,493)
Balances at March 31, 2010	849,211	110,940	960,151
Fair value adjustments	1,570,961	(104,787)	1,466,174
Balances at September 30, 2010	$2,420,172	$6,153	$2,426,325

Fair value adjustments are recorded separately in the Statement of Operations. As a result, the Company’s earnings are and will be affected by changes in the assumptions underlying the valuation of the derivative financial instruments. The principal assumptions that have, in the Company’s view, the most significant effects are the Company’s trading market prices, volatilities and risk-adjusted market credit rates.

(7)	Accounting for Stock-Based Compensation

(i) Stock Options

Under the Company’s 1992 Stock Option Plan (the “1992 Plan”), employees of the Company and its subsidiaries and members of the Board of Directors were granted options to purchase shares of Common Stock of the Company. The 1992 Plan was amended on May 11, 1999 to increase the maximum number of shares of Common Stock for which options may be granted to 1,500,000 shares. The 1992 Plan terminated in 2002, although options issued thereunder remain exercisable until the termination dates provided in such options. Options granted under the 1992 Plan were either intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or non-qualified options. Grants under the 1992 Plan were awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 1992 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors was determined by the committee of the Board of Directors. At September 30, 2010, there were options to purchase 6,875 shares of Common Stock, expiring April 2011, issued under the 1992 Plan.

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended so as to increase the number of shares of Common Stock available under the plan to 1,250,000. In September 2008, the 2002 Plan was amended to increase the number of shares of Common Stock available under the plan to 1,650,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Committee of the Board of Directors. At September 30, 2010, there were options to purchase 297,500 shares of Common Stock, expiring from April 2011 through September 2017, issued under the 2002 Plan that remained outstanding. Any option under the 2002 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of September 30, 2010, the Company had options or other awards for 123,956 shares of Common Stock available for grant under the 2002 Plan.

On March 25, 2010, the stockholders of the Company approved the ‘mktg, inc.’ 2010 Equity Incentive Plan (the “2010 Plan”), under which 3,000,000 shares of Common Stock have been set aside and reserved for issuance. The 2010 Plan provides for the granting to our employees, officers, directors, consultants and advisors of stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights, restricted stock units and other performance stock awards. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. The exercise price per share of a stock option, which is determined by the Compensation Committee, may not be less than 100% of the fair market value of the common stock on the date of grant. For non-qualified options the term of the option is determined by the Compensation Committee. For incentive stock options the term of the option is not more than ten years. However, if the optionee owns more than 10% of the total combined voting power of the Company, the term of the incentive stock option will be no longer than five years. The 2010 Plan automatically terminates on February 22, 2020, unless it is terminated earlier by a vote of the Company’s stockholders or the Board of Directors; provided, however, that any such action does not affect the rights of any participants of the 2010 Plan. In addition, the 2010 Plan may be amended by the stockholders of the Company or the Board of Directors, subject to stockholder approval if required by applicable law or listing requirements. At September 30, 2010, there were options to purchase 2,744,302 shares of Common Stock, expiring May 2020, issued under the 2010 Plan that remained outstanding. Any option under the 2010 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of September 30, 2010, the Company had options or other awards for 255,698 shares of Common Stock available for grant under the 2010 Plan.

The maximum contractual life for any of the options is ten years. The Company uses the Black-Scholes model to estimate the value of stock options granted under FASB guidance. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of options.

A summary of option activity under all plans as of September 30, 2010, and changes during the six month period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Balance at March 31, 2010	$2.16	311,250	4.05	$—
Granted	$0.43	2,744,302
Exercised	—	—
Canceled	$3.38	(6,875)
Balance at September 30, 2010 (vested and expected to vest)	$0.60	3,048,677	9.05	$518,275
Exercisable at September 30, 2010	$2.16	304,375	3.64	$—

Total unrecognized compensation cost related to vested and expected to vest options at September 30, 2010 amounted to $651,542 and is expected to be recognized over a weighted average period of 3.50 years. Total compensation cost for all outstanding option awards amounted to $44,424 and $59,232 for the three and six months ended September 30, 2010 and $3,261 for the three and six months ended September 30, 2009, respectively.

(ii) Warrants

At September 30, 2010 and March 31,2010 there were warrants to purchase 2,456,272 shares of common stock at a price of $.001 per share, which were issued in the December 2009 financing and expire December 15, 2015. At March 31, 2010 there was also an outstanding warrant to purchase 40,766 shares of common stock at an exercise price per share of $3.68 held by one individual, which expired on April 30, 2010. The aggregate intrinsic value of the warrants at September 30, 2010 and March 31, 2010 was $1,888,873 and $906,364, respectively.

(iii) Restricted Stock

During the six months ended September 30, 2010, the Company did not award any shares of Common Stock initially subject to forfeiture (“restricted stock”).

As of September 30, 2010 the Company had outstanding 554,365 shares of unvested restricted stock that had been issued pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements, including 81,860 shares of restricted stock that were not issued under any of the Company’s equity plans. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at September 30, 2010 amounted to approximately $426,861. The shares of restricted stock granted pursuant to such agreements vest in various tranches over one to five years from the date of grant.

The shares awarded to employees under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

A summary of all non-vested stock activity as of September 30, 2010, and changes during the six month period then ended is presented below:

	Weighted average grant date fair value	Number of shares	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Unvested at March 31, 2010	$1.92	786,966	3.57	$291,177

Awarded	—	—
Vested	$1.82	(229,601)
Forfeited	$2.50	(3,000)

Unvested at September 30, 2010	$1.96	554,365	3.12	$426,861

Total unrecognized compensation cost related to unvested stock awards at September 30, 2010 amounted to $770,379 and is expected to be recognized over a weighted average period of 3.12 years. Total compensation cost for the stock awards amounted to $152,710 and $224,753 for the three and six months ended September 30, 2010 and $86,851 and $217,190 for the three and six months ended September 30, 2009, respectively.

(8)	Concentrations

The Company had sales to one customer that approximated $14,897,000 or 52% and $36,560,000 or 63% of total sales for the three and six months ended September 30, 2010, respectively. Accounts receivable due from this customer approximated $8,036,000 at September 30, 2010. In addition, the Company’s second largest customer accounted for approximately $8,093,000 or 28% and $12,771,000 or 22% of total sales for the three and six months ended September 30, 2010, respectively. Accounts receivable due from this customer approximated $2,532,000 at September 30, 2010. For the three and six months ended September 30, 2009 the Company had sales to one customer that approximated $11,380,000 or 64% and $23,800,000 or 63% of total sales, respectively Accounts receivable due from this customer approximated $5,100,000 at September 30, 2009. In addition, the Company’s second largest customer accounted for approximately $1,862,000 or 10% of total sales for the three months ended September 30, 2009. Accounts receivable due from this customer approximated $2,602,000 at September 30, 2009.

(9)	Income Taxes

The Company did not record a benefit for federal, state and local income taxes for the three and six months ended September 30, 2010 and 2009 because any such benefit would be fully offset by an increase in the valuation allowance against the Company’s net deferred tax asset established as a result of our historical operating losses.

(10)	Derivative Complaint

On May 7, 2010, Brian Murphy, derivatively on behalf of the Company, commenced a lawsuit in the Supreme Court of the State of New York, County of New York (the “Court”), against the former Chairman of the Company’s Board of Directors, certain former directors and officers of the Company, and the Company as a nominal defendant. The Complaint filed by Mr. Murphy in the action alleges, among other things, that the defendants breached fiduciary duties owed to the Company and its stockholders by failing to ensure that the Company’s financial statements for its fiscal year ended March 31, 2008 and quarter ended June 20, 2008 were prepared correctly, and by causing the Company to enter into the December 2009 financing on terms dilutive to the Company’s stockholders.

On June 30, 2010 the defendants filed a motion to dismiss the Complaint, which motion is currently pending before the Court. Thereafter, on October 27, 2010, Mr. Murphy filed an Amended Complaint with the Court, naming the investors in the Company’s December 2009 financing as additional defendants. In addition to repeating the allegations made in the original Complaint, the Amended Complaint alleges that the investors in the Company’s December 2009 financing were unjustly enriched at the Company’s expense, and seeks the rescission of the financing transaction, or in the alternative, the reformation of the terms of the financing.

The Company is a nominal defendant for purposes of the derivative action claims, and is not aware of any claims for affirmative relief being made against it other than with respect to the rescission or reformation of the December 2009 financing transaction. The Company has obligations to provide indemnification to its officers and directors (and former officers and directors), as well as to the investors in the December 2009 financing, including for all legal costs incurred by them in defending these claims. The Company believes the lawsuit is without merit and intends to defend this action vigorously. However, the ultimate outcome of any litigation is uncertain and could result in substantial damages. Through the quarter ended September 30, 2010, the Company had incurred approximately $300,000 in legal expenses in connection with its defense of the lawsuit and its indemnification obligations.

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

Results of Operations

    Overview

For the six months ended September 30, 2010 we generated $1,905,000 in operating income, a $2,912,000 increase over the ($1,007,000) operating loss realized in the same period of the prior fiscal year. This improvement was primarily the result of an increase of $1,663,000 in Operating Revenue, as well as the previously reported expense reduction actions taken by management. These efforts included a reduction in our workforce in prior periods, resulting in a $1,494,000 reduction in compensation expense for the six months ended September 30, 2010, compared to the same period in the prior year. Operating income for the six months ended September 30, 2010 was negatively impacted by approximately $300,000 of legal costs incurred in connection with the derivative lawsuit commenced by Brian Murphy, which is described in Legal Proceedings below.

Our net income for the six months ended September 30, 2010 was $99,000, which reflects a $1,466,000 non-cash charge for the fair value adjustment to the derivative financial instruments reflected on our balance sheets in connection with our December 2009 financing. This adjustment is primarily attributable to the rise in the price of our Common Stock during the period, which under generally accepted accounting principles required us to increase the carrying values of the Warrant derivative liability and other derivative liabilities on our balance sheets and record the amount of such increases under “Fair value adjustments to compound embedded derivatives” on our statements of operations. A more detailed explanation of the accounting treatment for these derivative financial instruments is provided in Note 3 to our Condensed Consolidated Financial Statements in Item 1 of this Report.

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

The following table presents operating data expressed as a percentage of Operating Revenue for the three and six months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009

Statement of Operations Data:
Operating revenue	100.0%	100.0%	100.0%	100.0%
Compensation expense	67.1%	90.7%	68.3%	85.1%
General and administrative expense	19.7%	23.7%	20.7%	21.3%
Operating income (loss)	13.2%	(14.4)%	11.0%	(6.4)%
Interest expense, net	(1.9)%	(0.1)%	(2.0)%	(0.2%)
Fair value adjustments to compound embedded derivatives	(18.0)%	(0.0)%	(8.5)%	0.0%
Income (loss) before provision for income taxes	(6.7)%	(14.5)%	0.5%	(6.6)%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Net income (loss)	(6.7)%	(14.5)%	0.5%	(6.6)%

Sales. Sales consist of fees for services, commissions, reimbursable program costs and expenses and other production and program expenses. We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts. The amount of reimbursable program costs and expenses, and outside production and other program expenses which are included in revenues will vary from period to period, based on the type and scope of the service being provided. Sales for the three months ended September 30, 2010 increased 60% to $28,556,000, compared to $17,867,000 for the quarter ended September 30, 2009. Sales for the six months ended September 30, 2010 increased 53% to $57,693,000, compared to $37,686,000 for the six months ended September 30, 2009. These increases in sales are primarily due to an increase in events we executed for our largest customer, Diageo North America, Inc. (“Diageo”), and an increase in experiential marketing revenues, partially offset by a decrease in trade and digital marketing revenues.

Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses are primarily direct labor, travel and product costs generally associated with events we execute for Diageo. Reimbursable program costs and expenses for the three months ended September 30, 2010 and 2009 were $6,100,000 and $3,667,000, respectively. Reimbursable program costs and expenses for the six months ended September 30, 2010 and 2009 were $11,581,000 and $7,762,000, respectively. These increases are primarily due to the increase in the number of events we executed during the three and six month periods ended September 30, 2010 versus the same periods in Fiscal 2010.

Outside Production and other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production and other program expenses for the three months ended September 30, 2010 were $13,289,000 compared to $6,719,000 for the three months ended September 30, 2009. Outside production and other program expenses for the six months ended September 30, 2010 were $28,789,000 compared to $14,264,000 for the six months ended September 30, 2009. These increases in outside production and other program expenses are primarily due to the increase in the Diageo and experiential events we executed during the periods, partially offset by reductions in our trade and digital marketing programs.

Operating Revenue. For the three months ended September 30, 2010, Operating Revenue increased by 23% to $9,167,000, compared to $7,481,000 for the three months ended September 30, 2009. For the six months ended September 30, 2010, Operating Revenue increased by 11% to $17,323,000, compared to $15,660,000 for the six months ended September 30, 2009. These increases in Operating Revenue are primarily due to an increase in the Diageo and experiential events we executed during the periods, partially offset by a decrease in trade and digital marketing revenues. Operating Revenue as a percentage of Sales for the three and six months ending September 30, 2010 were 32% and 30%, respectively, compared to 42% for the three and six months ending September 30, 2009. These decreases are primarily due to an increase in Diageo events we executed, which typically include a higher percentage of pass-through expense billed at cost. A reconciliation of Sales to Operating Revenues for the three and six months ended September 30, 2010 and 2009 is set forth below.

	Three Months Ended September 30,				Six Months Ended September 30,
Sales	2010	%	2009	%	2010	%	2009	%
Sales – U.S. GAAP	$28,556,000	100	$17,867,000	100	$57,693,000	100	$37,686,000	100
Reimbursable program costs and outside production expenses	19,389,000	68	10,386,000	58	40,370,000	70	22,026,000	58
Operating Revenue – Non-GAAP	$9,167,000	32	$7,481,000	42	$17,323,000	30	$15,660,000	42

Compensation Expense. Compensation expense, exclusive of reimbursable program costs and expenses and other program expenses, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For the three months ended September 30, 2010, compensation expense decreased $634,000 to $6,149,000, compared to $6,783,000 for the three months ended September 30, 2009. For the six months ended September 30, 2010, compensation expense decreased $1,494,000 to $11,833,000, compared to $13,327,000 for the six months ended September 30, 2009. These decreases in compensation expense are primarily the result of staff reductions in the trade and digital marketing departments and a decrease in severance expense, partially offset by an increase in accrued bonuses.

General and Administrative Expenses. General and administrative expenses consists of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts. For the three months ended September 30, 2010, general and administrative expenses increased $28,000 to $1,803,000, compared to $1,775,000 for the three months ended September 30, 2009. For the six months ended September 30, 2010, general and administrative expenses increased $245,000 to $3,586,000, compared to $3,341,000 for the six months ended September 30, 2009. These increases in general and administrative expenses for the three and six months ended September 30, 2010 are primarily the result of the legal fees we incurred in the defense of the derivative lawsuit commenced by Brain Murphy, partially offset by reductions in travel, entertainment and office expenses.

Modified EBITDA. We believe that Modified EBITDA is an additional key performance indicator. We use it to measure and evaluate operational performance and it is one of the metrics against which we are tested under the Secured Notes as described in the Liquidity and Capital Resources section below. We define Modified EBITDA as income before interest, income taxes, depreciation and amortization plus other non-cash expenses. The Company’s Modified EBITDA for the three months ended September 30, 2010 was $1,706,000 compared to a negative ($688,000) for the three months end September 30, 2009. For the six months ended September 30, 2010 the Company’s modified EBITDA was $2,778,000 compared to a negative ($180,000) for the six months end September 30, 2009. A reconciliation of operating income (loss) to Modified EBITDA for the three and six months ended September 30, 2010 and 2009 is set forth below.

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009

Operating income (loss)- US GAAP	$1,215,000	$(1,077,000)	$1,905,000	$(1,007,000)
Depreciation and amortization	279,000	302,000	559,000	607,000
Income tax expense	15,000	—	30,000	—
Share based compensation expense	197,000	87,000	284,000	220,000
Modified EBITDA – Non-GAAP	$1,706,000	$(688,000)	$2,778,000	$(180,000)

Interest Expense, Net. Net interest expense for the three months ended September 30, 2010 was ($177,000) compared to ($6,000) for the three months ended September 30, 2009. Net interest expense for the six months ended September 30, 2010 was ($339,000) compared to ($23,000) for the six months ended September 30, 2009. The increase in interest expense was primarily due to the Secured Notes we issued in the December 2009 financing. Interest expense on the Secured Notes included non-cash charges of $76,000 and $147,000 in discount amortization for the three and six months ending September, 30, 2010, respectively.

Fair value adjustments to compound embedded derivatives. Fair value adjustments to compound embedded derivatives for the three and six months ended September 30, 2010 were ($1,652,000) and ($1,466,000), respectively, consisting entirely of a non-cash fair value adjustment to the derivative financial instruments generated from the December 2009 financing. This adjustment is primarily attributable to the rise in the price of our Common Stock during the relevant periods, which under generally accepted accounting principles required us to increase the carrying values of the Warrant derivative liability and other derivative liabilities on our balance sheets and record the amount of such increases under “Fair value adjustments to compound embedded derivatives” on our statements of operations. A more detailed explanation of the accounting treatment for these derivative financial instruments is provided in Note 3 to our Condensed Consolidated Financial Statements in Item 1 of this Report.

Income (Loss) before Provision for Income Taxes. The Company’s loss before provision for income taxes for the three months ended September 30, 2010 was ($614,000) compared to ($1,082,000) for the three months end September 30, 2009. For the six months ended September 30, 2010 the Company’s income before provision for income taxes was $99,000 compared to a loss before provision for income taxes of ($1,030,000) for the six months end September 30, 2009.

Provision for Income Taxes. We did not record a provision or benefit for federal, state and local income taxes for the three and six months ended September 30, 2010 and 2009 because any such provision or benefit would be fully offset by a change in the valuation allowance against our net deferred tax asset established as a result of our historical operating losses.

Net Income (Loss). As a result of the items discussed above, the net loss for the three months ended September 30, 2010 was ($614,000) compared to ($1,082,000) for the three months end September 30, 2009. For the six months ended September 30, 2009 the Company’s net income was $99,000 compared to a net loss of ($1,030,000) for the six months end September 30, 2009. Fully diluted earnings (loss) per share amounted to ($.07) and $.01 for the three and six months ended September 30, 2010, compared to ($.14) and ($.15) for the three and six months ended September 30, 2009.

Liquidity and Capital Resources

We have continuously operated with negative working capital. This deficit has generally resulted from our inability to generate sufficient cash and receivables from our programs to offset our current liabilities, which consist primarily of obligations to vendors and other accounts payable, deferred revenues and bank borrowings required to be paid within 12 months from the date of determination. We have been able to operate during this extended period with negative working capital due primarily to advance payments made to us on a regular basis by our largest customers, and to a lesser degree, equity infusions from private placements of our securities, and stock option and warrant exercises. For the six months ended September 30, 2010, the working capital deficit decreased by $1,797,000 (47%) from $3,853,000 to $2,056,000, primarily as a result of the operating income generated during the period.

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

We have the right to prepay the Secured Notes at any time. While the Secured Notes are outstanding, we are subject to customary affirmative, negative and financial covenants. The financial covenants include (i) a fixed charge coverage ratio test requiring us to maintain a fixed charge coverage ratio of not less then 1.40 to 1.00 at the close of each fiscal quarter commencing December 31, 2010, (ii) a minimum EBITDA test, to be tested at the end of each fiscal quarter commencing December 31, 2010, requiring us to generate “EBITDA” of at least $3,000,000 over the preceding four quarters, (iii) a minimum liquidity test requiring us to maintain cash and cash equivalents of $500,000 at all times, and (iv) limitations on our capital expenditures. The Secured Notes are not convertible into equity.

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

We believe that cash currently on hand together with cash expected to be generated from operations will be sufficient to fund our operations through September 30, 2011.

At September 30, 2010, we had cash and cash equivalents of $3,636,000, a working capital deficit of $2,056,000, and stockholders’ equity of $4,573,000. In comparison, at March 31, 2010, we had cash and cash equivalents of $664,000, a working capital deficit of $3,853,000, and stockholders’ equity of $4,444,000. The $2,972,000 increase in cash and cash equivalents during the six months ended September 30, 2010 was primarily due to $3,656,000 in cash provided by operating activities offset by $677,000 of cash used in investing activities.

Operating Activities. Net cash provided by operating activities for the six months ended September 30, 2010 was $3,656,000, primarily attributable to net income of $99,000 plus $2,397,000 in non-cash expenses, and $1,159,000 of cash provided by the changes in operating assets and liabilities as the result of a reduction in prepaid expenses, and an increase in accrued compensation and deferred revenue account balances, offset by a reduction in accounts payable, accrued job costs and other accrued liabilities, and increase in accounts receivable, unbilled contracts in progress, deferred contract costs account balances.

Investing Activities. For the six months ended September 30, 2010, net cash used in investing activities was $677,000, the result of $500,000 of restricted cash pledged as collateral to Sovereign Bank to secure our reimbursement obligations under a letter of credit issued on our behalf in favor of Amex and $177,000 in property and equipment purchases.

Financing Activities. We did not engage in any financing activities during the six months ended September 30, 2010 other than minimal repurchases of our Common Stock from employees to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.

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

Please refer to our 2010 Annual Report on Form 10-K for a discussion of our critical accounting policies relating to revenue recognition, goodwill (expanded below) and other intangible assets and accounting for income taxes. During the six months ended September 30, 2010, there were no material changes to these policies.

Goodwill and Other Intangible Assets

Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of our subsidiary companies, Inmark, Optimum, U.S. Concepts and Digital Intelligence as well as our mktgpartners business. These companies and businesses have been integrated into a structure which does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of a customer relationship acquired from mktgpartners, and an Internet domain name and related intellectual property rights. At September 30, 2010 and March 31, 2010, our balance sheet reflected goodwill and intangible assets as set forth below:

	September 30, 2010	March 31, 2010
Amortizable:
Customer relationship	$884,627	$1,045,469

Non-Amortizable:
Goodwill	$10,052,232	$10,052,232
Internet domain name	200,000	200,000
	$10,252,232	$10,252,232
Total	$11,136,859	$11,297,701

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

As of March 31, 2010, we used a combination of three generally accepted methods for estimating fair value of the reporting unit; the income approach, market approach and market capitalization to determine the overall fair value. Based on such analysis, we concluded that our goodwill was not impaired as of March 31, 2010. Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred. There were no events or changes in circumstances during the six months ended September 30, 2010 that indicated that the carrying value of goodwill and the intangible asset may not be recoverable. Management has also determined that there was no impairment of the amortizable intangible asset.

Item 4T.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On May 7, 2010, Brian Murphy, derivatively on behalf of the Company, commenced a lawsuit in the Supreme Court of the State of New York, County of New York (the “Court”), against the former Chairman of the Company’s Board of Directors, certain former directors and officers of the Company, and the Company as a nominal defendant. The Complaint filed by Mr. Murphy in the action alleges, among other things, that the defendants breached fiduciary duties owed to the Company and its stockholders by failing to ensure that the Company’s financial statements for its fiscal year ended March 31, 2008 and quarter ended June 20, 2008 were prepared correctly, and by causing the Company to enter into the December 2009 financing on terms dilutive to the Company’s stockholders.

On June 30, 2010 the defendants filed a motion to dismiss the Complaint, which motion is currently pending before the Court. Thereafter, on October 27, 2010, Mr. Murphy filed an Amended Complaint with the Court, naming the investors in the Company’s December 2009 financing as additional defendants. In addition to repeating the allegations made in the original Complaint, the Amended Complaint alleges that the investors in the Company’s December 2009 financing were unjustly enriched at the Company’s expense, and seeks the rescission of the financing transaction, or in the alternative, the reformation of the terms of the financing.

The Company is a nominal defendant for purposes of the derivative action claims, and is not aware of any claims for affirmative relief being made against it other than with respect to the rescission or reformation of the December 2009 financing transaction. The Company has obligations to provide indemnification to its officers and directors (and former officers and directors), as well as to the investors in the December 2009 financing, including for all legal costs incurred by them in defending these claims. The Company believes the lawsuit is without merit and intends to defend this action vigorously. However, the ultimate outcome of any litigation is uncertain and could result in substantial damages. Through the six months ended September 30, 2010, the Company had incurred approximately $300,000 in legal expenses in connection with its defense of the lawsuit and its indemnification obligations.

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

‘mktg, inc.’

Dated: November 4, 2010	By:	/s/ Charles W. Horsey
Charles W. Horsey, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 4, 2010	By:	/s/ James R. Haughton
James R. Haughton, Senior Vice President-Controller
(Principal Financial Officer)