Form 10-Q
period 2010-12-31
'mktg, inc.'
filed 2011-02-03
CIK 886475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to  ___________

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
Yes ☐      No ☒

As of February 1, 2011, 8,552,974 shares of the Registrant’s Common Stock, par value $.001 per share, were outstanding.

INDEX

‘mktg, inc.’

PART I - FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements

‘mktg, inc.’
Condensed Consolidated Balance Sheets
December 31, 2010 (Unaudited) and March 31, 2010

	December 31, 2010	March 31, 2010

Assets
Current assets:
Cash and cash equivalents	$6,522,300	$663,786
Accounts receivable, net of allowance for doubtful accounts of $306,000 at December 31, 2010 and $288,000 at March 31, 2010	9,276,751	9,043,506
Unbilled contracts in progress	200,165	740,540
Deferred contract costs	904,556	1,235,967
Prepaid expenses and other current assets	224,818	611,947
Total current assets	17,128,590	12,295,746

Property and equipment, net	1,832,342	2,115,506

Restricted cash	500,000	—
Goodwill	10,052,232	10,052,232
Intangible assets - net	1,004,207	1,245,469
Other assets	484,985	485,078
Total assets	$31,002,356	$26,194,031

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,148,651	$2,158,687
Accrued compensation	1,718,044	431,614
Accrued job costs	3,355,057	3,190,782
Other accrued liabilities	1,777,107	2,002,427
Deferred revenue	10,389,681	8,365,407
Total current liabilities	18,388,540	16,148,917

Deferred rent	1,496,542	1,622,953
Senior secured notes payable	1,739,789	1,514,340
Warrant derivative liability	1,859,205	849,211
Put option derivative	6,851	110,940
Total liabilities	23,490,927	20,246,361

Commitments and contingencies

Redeemable Series D Convertible Participating Preferred Stock, $2,865,342 redemption and liquidation value, par value $1.00: 2,500,000 designated, 2,500,000 issued and outstanding at December 31, 2010 and March 31, 2010, respectively	1,877,978	1,503,589

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; 8,590,315 shares issued and outstanding at December 31, 2010 and 8,613,288 shares issued and outstanding at and March 31, 2010	8,590	8,613
Additional paid-in capital	14,195,520	13,806,871
Accumulated deficit	(8,543,777)	(9,351,126)
Treasury stock at cost, 37,341 shares at December 31, 2010 and 19,189 shares at March 31, 2010	(26,882)	(20,277)
Total stockholders’ equity	5,633,451	4,444,081
Total liabilities and stockholders’ equity	$31,002,356	$26,194,031

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Condensed Consolidated Statements of Operations
Three and Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009

Sales	$31,744,668	$24,102,293	$89,437,543	$61,788,780

Operating expenses:
Reimbursable program costs and expenses	5,881,340	4,149,839	17,462,036	11,911,739
Outside production and other program expenses	17,289,650	11,822,787	46,078,306	26,087,184
Compensation expense	6,156,253	5,967,035	17,989,548	19,293,637
General and administrative expenses	1,730,419	1,888,395	5,316,120	5,229,027
Total operating expenses	31,057,662	23,828,056	86,846,010	62,521,587

Operating income (loss)	687,006	274,237	2,591,533	(732,807)

Interest expense, net	(176,876)	(40,505)	(515,767)	(63,341)
Other income	11,877	—	11,877	—
Fair value adjustments to compound embedded derivatives	560,269	269,493	(905,905)	269,493

Income (loss) before provision for income taxes	1,082,276	503,225	1,181,738	(526,655)

Provision for income taxes	—	—	—	—

Net income (loss)	$1,082,276	$503,225	$1,181,738	$(526,655)

Basic earnings (loss) per share	$.13	$.07	$.15	$(.07)
Diluted earnings (loss) per share	$.07	$.06	$.08	$(.07)

Weighted average number of common shares outstanding:
Basic	8,030,082	7,589,551	7,934,134	7,055,068
Diluted	15,804,981	8,951,461	15,706,298	7,055,068

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Condensed Consolidated Statements of Cash Flows
Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:

Net income (loss)	$1,181,738	$(526,655)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	828,984	899,655
Deferred rent amortization	(126,411)	(84,002)
Provision for bad debt expense	24,045	(36,878)
Amortization of original issue discount on senior secured notes payable	225,449	12,069
Fair value adjustments to compound embedded derivatives	905,905	(269,493)
Share based compensation expense	388,626	642,434
Gain on sale of property and equipment	(11,877)	—
Changes in operating assets and liabilities:
Accounts receivable	(257,290)	1,985,046
Unbilled contracts in progress	540,375	711,718
Deferred contract costs	331,411	635,706
Prepaid expenses and other current assets	387,222	(14,462)
Other assets	—	(3,500)
Accounts payable	(1,010,036)	(1,332,465)
Accrued compensation	1,286,430	(130,224)
Accrued job costs	164,275	(1,155,170)
Other accrued liabilities	(225,320)	(822,201)
Deferred revenue	2,024,274	(4,740,401)

Net cash provided by (used in) operating activities	6,657,800	(4,228,823)

Cash flows from investing activities:
Restricted cash	(500,000)	1,993,750
Proceeds from sale of property and equipment	15,000	—
Purchases of property and equipment	(307,681)	(110,733)
Net cash (used in) provided by investing activities	(792,681)	1,883,017

Cash flows from financing activities:
Net proceeds from financing transaction	—	4,425,000
Payment of debt	—	(1,993,750)
Purchase of treasury stock	(6,605)	(20,277)
Net cash (used in) provided by financing activities	(6,605)	2,410,973

Net increase in cash and cash equivalents	5,858,514	65,167

Cash and cash equivalents at beginning of period	663,786	1,904,014
Cash and cash equivalents at end of period	$6,522,300	$1,969,181

Supplemental disclosures of cash flow information:
Interest paid during the period	$300,925	$55,270
State income taxes paid during the period	$43,156	$61,363

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Notes to the Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The following unaudited interim condensed consolidated financial statements of ‘mktg, inc.’ (the “Company”) for the three and nine months ended December 31, 2010 and 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to GAAP for interim financial information and SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

In the opinion of management, such condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s results for the interim periods presented. The results of operations for the three and nine months ended December 31, 2010 are not necessarily indicative of the results for the full fiscal year or any future periods.

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

Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. Goodwill is subject to annual impairment tests which require the comparison of the fair value and carrying value of reporting units. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has one reporting unit, and uses three generally accepted methods for estimating fair value of the reporting unit; the income approach, market approach and market capitalization to determine the overall fair value. There were no events or changes in circumstances during the nine months ended December 31, 2010 that indicated to management that the carrying value of goodwill and the intangible asset may not be recoverable.

(d)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, derivative financial instruments, and the Company’s Senior Secured Notes (“Senior Notes”) and Redeemable Series D Convertible Participating Preferred Stock (“Series D Preferred Stock”) issued December 15, 2009. The fair values of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities generally approximate their respective carrying values due to their current nature. Derivative liabilities, as discussed below, are required to be carried at fair value. The following table reflects the comparison of the carrying value and the fair value of the Company’s Senior Notes and Series D Preferred Stock as of December 31, 2010:

	Carrying Values	Fair Values
Senior Notes (See Notes 3 and 4)	$1,739,789	$2,945,179
Series D Preferred Stock (See Notes 3 and 5)	$1,877,978	$3,567,827

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

In assessing the realizability of deferred tax assets, management considers, in light of available objective evidence, whether it is more likely than not that some or all of such assets will be utilized in future periods. At March 31, 2010, the Company had incurred losses for fiscal years 2004 through 2010 for financial reporting purposes aggregating $13,674,000 and would have been required to generate approximately $14,626,000 of aggregate taxable income, exclusive of any reversals or timing differences, to fully utilize its net deferred tax asset. Accordingly, based upon the available objective evidence, particularly the Company’s history of losses, the Company provided a full valuation allowance against its net deferred tax asset.

(g)	Net Income Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted shares subject to forfeiture. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options, warrants, preferred stock, and restricted stock. For the nine months ended December 31, 2009, stock options and warrants to purchase 352,016 shares of common stock were excluded from the calculation of diluted earnings (loss) per share as their inclusion would be anti-dilutive. On December 15, 2009, the Company entered into a financing agreement which included the issuance of Series D Preferred Stock, convertible into 5,319,149 shares of Common Stock and warrants to purchase 2,456,272 shares of the Company’s Common Stock (see Note 3), the weighted average of these common share equivalents were included in the calculation of diluted earnings (loss) per share for the three and nine months ended December 31, 2010, and for the three months ended December 31, 2009. For the nine months ended December 31, 2009, 452,250 of these common share equivalents were excluded from the calculation as their inclusion would be anti-dilutive. The weighted average number of shares outstanding consist of:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Basic	8,030,082	7,589,551	7,934,134	7,055,068
Dilutive effect of:
Restricted stock	2,993	—	1,536	—
Warrants	2,452,757	426,675	2,451,479	—
Series D preferred stock	5,319,149	935,235	5,319,149	—
Diluted	15,804,981	8,951,461	15,706,298	7,055,068

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

Intangibles – Goodwill and Other

In December 2010, the FASB amended the existing guidance to modify Step 1 of the goodwill impairment test for a reporting unit with a zero or negative carrying amount. Upon adoption of the amendment, an entity with a reporting unit that has a carrying amount that is zero or negative is required to assess whether it is more likely than not that the reporting unit’s goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of the reporting unit is impaired, the entity should perform Step 2 of the goodwill impairment test for the reporting unit. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendment should be included in earnings. This guidance is effective for the Company beginning April 1, 2011. The Company is currently assessing the impact, if any, this may have on its consolidated financial statements.

Broad Transactions – Business Combination

In December 2010, the FASB amended the existing guidance to require a public entity, which presents comparative financial statements, to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.

The amendment also expanded the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination, which are included in the reported pro forma revenue and earnings. The amendments are effective for the Company beginning April 1, 2011. Management currently believes that the adoption of this guidance will not have an impact on the Company’s financial statements

(3)	Union Capital Financing

Overview:

On December 15, 2009, the Company consummated a $5.0 million financing led by an investment vehicle organized by Union Capital Corporation (“UCC”). In the financing, the Company issued $2.5 million in aggregate principal amount of the Senior Notes, $2.5 million in aggregate stated value of Series D Preferred Stock initially convertible into 5,319,149 shares of Common Stock, and Warrants to purchase 2,456,272 shares of Common Stock (“Warrants”). As a condition to its participation in the financing, UCC required that certain of the Company’s directors, officers and employees (“Management Buyers”) collectively purchase $735,000 of the financial instruments on the same terms and conditions as the lead investor. Aggregate amounts above are inclusive of Management Buyers amounts. See Note 4 for terms of the Senior Notes.

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

Accounting for the Financing:

Current accounting standards require analysis of each of the financial instruments issued in the December 2009 financing for purposes of classification and measurement in the Company’s financial statements.

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

We evaluated the terms and conditions of the Senior Secured Notes under the guidance of ASC 815, Derivatives and Hedging. The terms of the Notes that qualify as a derivative instrument are (i) a written put option which allows the holders of the Notes to accelerate interest and principal (effectively forcing an early redemption of the Notes) in the event of certain events of default, including a change of control of the Company, and (ii) the holders’ right to increase the interest rate on the Notes by 4% per year in the event of a suspension from trading of the Company’s Common Stock or an event of default. Pursuant to ASC 815-15-25-40, put options that can accelerate repayment of principal meet the requisite criteria of a derivative financial instrument. In addition, as addressed in ASC 815-15-25-41, for a contingently exercisable put to be considered clearly and closely related to the relevant instrument and not constitute a separate derivative financial instrument, it can be indexed only to interest or credit risk. In this instance, the put instruments embedded in the Notes are indexed to events that are not related to interest or credit risk, namely, a change of control of the Company, and suspension of trading of the Company’s Common Stock. Accordingly, these features are not considered clearly and closely related to the Note, and bifurcation is necessary.

The Company determined that the Warrants should be classified as stockholders’ equity. The principal concepts underlying accounting for warrants provide a series of conditions, related to the potential for net cash settlement, which must be met in order to achieve equity classification. Our conclusion is that the Warrants are indexed to the Company’s common stock and meet all of the conditions for equity classification. The Company measured the fair value of the Warrants on the inception date to provide a basis for allocating the net proceeds to the various financial instruments issued in the December 2009 financing. As more fully discussed below, the Company used the Black-Scholes-Merton valuation technique, because that method embodies, in its view, all of the assumptions that market participants would consider in determining the fair value of the Warrants for purposes of a sale or exchange. The allocated value of the Warrants was recorded to Additional Paid-in Capital.

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

	Unaudited Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Instruments:
Senior Notes	$1,739,789	$—	$—	$1,739,789
Warrants	1,859,205	—	—	1,859,205
Put Derivative	6,851	—	—	6,851
Series D Preferred Stock	1,877,978	—	—	1,877,978
Total Instruments	$5,483,823	$—	$—	$5,483,823

	Audited Fair Value Measurements as of March 31, 2010
	Total	Level 1	Level 2	Level 3
Instruments:
Senior Notes	$1,514,340	$—	$—	$1,514,340
Warrants	849,211	—	—	849,211
Put Derivative	110,940	—	—	110,940
Series D Preferred Stock	1,503,589	—	—	1,503,589
Total Instruments	$3,978,080	$—	$—	$3,978,080

The following table presents the changes in Level 3 Instruments measured at fair value on a recurring basis for the nine months ended December 31, 2010 and 2009:

	2010	2009
	Instruments	Instruments
Beginning balance at March 31,	$3,978,080	$—
Initial allocation of fair values	—	3,939,128
Fair value adjustments – Warrants and Put Derivative	905,905	(269,493)
Discount amortization – Senior Notes	225,449	12,069
Accretion - Series D Preferred Stock	374,389	21,548
Ending balance at December 31,	$5,483,823	$3,703,252

The fair value adjustments recorded for Warrants and Put Derivative are reported separately in the Statement of Operations, the discount amortization on Senior Notes is reported in interest expense, and accretion on Series D Preferred Stock is recorded to the accumulated deficit.

(4)	Long-Term Debt

Long-term debt consists of the following as of December 31, 2010 and March 31, 2010:

	December 31, 2010	March 31, 2010
$2,500,000 face value, 12.5% Senior Secured Notes due December 15, 2012, net of $760,211 and $985,660 discount as of December 31, 2010 and March 31, 2010, respectively(a)	$1,739,789	$1,514,340
	1,739,789	1,514,340
Less current maturities	—	—
Long-term debt	$1,739,789	$1,514,340

Maturities of long-term debt as of December 31, 2010 are as follows:
Year ending December 31:
2011	$—
2012	2,500,000
	$2,500,000

(a)	Senior Secured Notes

The Company issued $2,500,000 face value of Senior Notes on December 15, 2009 in connection with the December 15, 2009 financing described in Note 3. As described in Note 3, the proceeds from the financing were allocated among multiple financial instruments based on fair values. Proceeds allocated to the Senior Notes amounted to $1,433,811. The resulting discount is subject to amortization through charges to interest expense over the term to maturity using the effective interest method. Discount amortization included in interest expense for the three and nine months ended December 31, 2010 amounted to $78,652 and $225,449 respectively, and for the period from December 15, 2009 to March 31, 2010 amounted to $80,529. For the three and nine months ended December 31, 2009, discount amortization amounted to $12,069.

The Senior Notes are secured by substantially all of the Company’s assets; bear interest at a rate of 12.5% per annum payable quarterly; and mature in one installment on December 15, 2012. The Company has the right to prepay the Secured Notes at any time. While the Secured Notes are outstanding, the Company is subject to customary affirmative, negative and financial covenants. The financial covenants include (i) a fixed charge coverage ratio test requiring the Company to maintain a fixed charge coverage ratio of not less then 1.40 to 1.00 at the close of each fiscal quarter commencing December 31, 2010, (ii) a minimum EBITDA test, to be tested at the end of each fiscal quarter commencing ending December 31, 2010, requiring the Company to generate “EBITDA” of at least $3,000,000 over the preceding four fiscal quarters, (iii) a minimum liquidity test requiring the Company to maintain cash and cash equivalents of $500,000 at all times, and (iv) limitations on capital expenditures. The Company is in compliance with the financial covenants set forth in the Secured Notes for the period ended December 31, 2010.

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

(5)	Redeemable Preferred Stock

Redeemable preferred stock consists of the following as of December 31, 2010 and March 31, 2010:

	December 31, 2010	March 31, 2010
Series D Convertible Participating Preferred Stock, par value $0.001, stated value $1.00, 2,500,000 shares designated, 2,500,000 shares issued and outstanding at December 31, 2010; redemption and liquidation value $2,865,342 and $2,601,644 at December 31, 2010 and March 31, 2010, respectively	$1,877,978	$1,503,589

The Series D Preferred Stock is subject to accretion to its redemption value, through charges to equity, over the period from issuance to the contractual redemption date, discussed in the Financing Overview, above, using the effective interest method. The redemption value is determined based upon the stated redemption amount of $1.00 per share, plus an accretion amount, more fully discussed above. For the three and nine months ended December 31, 2010, accretion amounted to $126,054 and $374,389 respectively, and for the period from December 15, 2009 to March 31, 2010 amounted to $142,916. For the three and nine months ended December 31, 2009, accretion amounted to $21,548.

(6)	Derivative Financial Instruments

The Company’s derivative financial instruments consist of CEDs that were bifurcated from the Company’s Series D Preferred Stock and Senior Notes. The Preferred CED comprises the embedded conversion option and certain other equity-indexed features that were not clearly and closely related to the Series D Preferred Stock in terms of risks. The Senior Note CED comprises certain put features that were not clearly and closely related to the Senior Notes in terms of risks. Derivative financial instruments are carried at fair value. The following table reflects the components of the CEDs and changes in fair value, using the techniques and assumptions described in Note 3:

	Warrant Derivative	Put Derivative	Total
Balances at April 1, 2009	$—	$—	$—
Issuances	1,116,595	28,049	1,144,644
Fair value adjustments	(267,384)	82,891	(184,493)
Balances at March 31, 2010	849,211	110,940	960,151
Fair value adjustments	1,009,994	(104,089)	905,905
Balances at December 31, 2010	$1,859,205	$6,851	$1,866,056

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

(i) Stock Options

Under the Company’s 1992 Stock Option Plan (the “1992 Plan”), employees of the Company and its subsidiaries and members of the Board of Directors were granted options to purchase shares of Common Stock of the Company. The 1992 Plan was amended on May 11, 1999 to increase the maximum number of shares of Common Stock for which options may be granted to 1,500,000 shares. The 1992 Plan terminated in 2002, although options issued thereunder remain exercisable until the termination dates provided in such options. Options granted under the 1992 Plan were either intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or non-qualified options. Grants under the 1992 Plan were awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 1992 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors was determined by the committee of the Board of Directors. At December 31, 2010, there were options to purchase 6,875 shares of Common Stock, expiring April 2011, issued under the 1992 Plan.

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended so as to increase the number of shares of Common Stock available under the plan to 1,250,000. In September 2008, the 2002 Plan was amended to increase the number of shares of Common Stock available under the plan to 1,650,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Committee of the Board of Directors. At December 31, 2010, there were options to purchase 297,500 shares of Common Stock, expiring from April 2011 through September 2017, issued under the 2002 Plan that remained outstanding. Any option under the 2002 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of December 31, 2010, the Company had options or other awards for 143,929 shares of Common Stock available for grant under the 2002 Plan.

On March 25, 2010, the stockholders of the Company approved the ‘mktg, inc.’ 2010 Equity Incentive Plan (the “2010 Plan”), under which 3,000,000 shares of Common Stock have been set aside and reserved for issuance. The 2010 Plan provides for the granting to employees, officers, directors, consultants and advisors of stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights, restricted stock units and other performance stock awards. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. The exercise price per share of a stock option, which is determined by the Compensation Committee, may not be less than 100% of the fair market value of the common stock on the date of grant. For non-qualified options the term of the option is determined by the Compensation Committee. For incentive stock options the term of the option is not more than ten years. However, if the optionee owns more than 10% of the total combined voting power of the Company, the term of the incentive stock option will be no longer than five years. The 2010 Plan automatically terminates on February 22, 2020, unless it is terminated earlier by a vote of the Company’s stockholders or the Board of Directors; provided, however, that any such action does not affect the rights of any participants of the 2010 Plan. In addition, the 2010 Plan may be amended by the stockholders of the Company or the Board of Directors, subject to stockholder approval if required by applicable law or listing requirements. At December 31, 2010, there were options to purchase 2,744,302 shares of Common Stock, expiring May 2020, issued under the 2010 Plan that remained outstanding. Any option under the 2010 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of December 31, 2010, the Company had options or other awards for 255,698 shares of Common Stock available for grant under the 2010 Plan.

The maximum contractual life for any of the options is ten years. The Company uses the Black-Scholes model to estimate the value of stock options granted under FASB guidance. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of options.

A summary of option activity under all plans as of December 31, 2010, and changes during the nine month period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Balance at March 31, 2010	$2.16	311,250	4.05	$—
Granted	$0.43	2,744,302
Exercised	—	—
Canceled	$2.00	(6,875)
Balance at December 31, 2010 (vested and expected to vest)	$0.60	3,048,677	8.79	$—
Exercisable at December 31, 2010	$2.16	304,375	3.39	$—

Total unrecognized compensation cost related to vested and expected to vest options at December 31, 2010 amounted to $607,118 and is expected to be recognized over a weighted average period of 3.42 years. Total compensation cost for all outstanding option awards amounted to $44,424 and $103,656 for the three and nine months ended December 31, 2010 and $3,261 for the nine months ended December 31, 2009, respectively.

(ii) Warrants

At December 31, 2010 and March 31,2010 there were warrants to purchase 2,456,272 shares of common stock at a price of $.001 per share, which were issued in the December 2009 financing and expire December 15, 2015. At March 31, 2010 there was also an outstanding warrant to purchase 40,766 shares of common stock at an exercise price per share of $3.68 held by one individual, which expired on April 30, 2010. The aggregate intrinsic value of the warrants at December 31, 2010 and March 31, 2010 was $1,471,307 and $906,364, respectively.

(iii) Restricted Stock

During the nine months ended December 31, 2010, the Company did not award any shares of Common Stock initially subject to forfeiture (“restricted stock”).

As of December 31, 2010 the Company had outstanding 516,892 shares of unvested restricted stock that had been issued pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements, including 81,860 shares of restricted stock that were not issued under any of the Company’s equity plans. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at December 31, 2010 amounted to approximately $310,135. The shares of restricted stock granted pursuant to such agreements generally vest in various tranches over five years from the date of grant.

The shares awarded to employees under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

A summary of all non-vested stock activity as of December 31, 2010, and changes during the nine month period then ended is presented below:

	Weighted average grant date fair value	Number of shares	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Unvested at March 31, 2010	$1.92	786,966	3.57	$291,177

Awarded	—	—
Vested	$1.84	(247,101)
Forfeited	$2.37	(22,973)

Unvested at December 31, 2010	$1.94	516,892	2.87	$310,135

Total unrecognized compensation cost related to unvested stock awards at December 31, 2010 amounted to $673,744 and is expected to be recognized over a weighted average period of 2.87 years. Total compensation cost for the stock awards amounted to $60,217 and $284,970 for the three and nine months ended December 31, 2010 and $205,044 and $422,234 for the three and nine months ended December 31, 2009, respectively.

(8)	Concentrations

The following tables list the sales by dollar amount and as a percentage of total sales for the Company’s three largest customers for the three and nine months ended December 31, 2010 and 2009, and accounts receivable due from those customers as of December 31, 2010 and 2009:

	Sales for the Three and Nine Months Ended December 31, 2010
	Three Months Ended 12/31/10	% of Total	Nine Months Ended 12/31/10	% of Total	Accounts Receivable as of 12/31/10

Customer A	$23,177,000	69%	$59,738,000	65%	$6,585,000
Customer B	$3,886,000	12%	$16,656,000	18%	$922,000
Customer C	$4,143,000	12%	$5,687,000	6%	$196,000

	Sales for the Three and Nine Months Ended December 31, 2009
	Three Months Ended 12/31/09	% of Total	Nine Months Ended 12/31/09	% of Total	Accounts Receivable as of 12/31/09

Customer A	$13,138,000	62%	$37,003,000	62%	$3,715,000
Customer B	$4,069,000	12%	$6,939,000	8%	$360,000
Customer C	$4,406,000	11%	$6,088,000	8%	$138,000

(9)	Income Taxes

The Company did not record a benefit for federal, state and local income taxes for the three and nine months ended December 31, 2010 and 2009 because any such benefit would be fully offset by an increase in the valuation allowance against the Company’s net deferred tax asset established as a result of the Company’s historical operating losses.

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

On June 30, 2010 the defendants filed a motion to dismiss the Complaint. Thereafter, on October 27, 2010, Mr. Murphy filed an Amended Complaint with the Court, naming the investors in the Company’s December 2009 financing as additional defendants. In addition to repeating the allegations made in the original Complaint, the Amended Complaint alleges that the investors in the Company’s December 2009 financing were unjustly enriched at the Company’s expense, and seeks the rescission of the financing transaction, or in the alternative, the reformation of the terms of the financing. On December 23, 2010 the defendants filed a motion to dismiss the Amended Complaint, which motion is currently pending before the Court.

The Company is a nominal defendant for purposes of the derivative action claims, and is not aware of any claims for affirmative relief being made against it other than with respect to the rescission or reformation of the December 2009 financing transaction. The Company has obligations to provide indemnification to its officers and directors (and former officers and directors), as well as to the investors in the December 2009 financing, including for all legal costs incurred by them in defending these claims. The Company believes the lawsuit is without merit and intends to defend this action vigorously. However, the ultimate outcome of any litigation is uncertain and could result in substantial damages. Through the quarter ended December 31, 2010, the Company had incurred approximately $410,000 in legal expenses in connection with its defense of the lawsuit and its indemnification obligations.

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

Results of Operations

Overview

For the nine months ended December 31, 2010 we generated $2,592,000 in operating income, a $3,325,000 increase over the ($733,000) operating loss realized in the same period of the prior fiscal year. This improvement was primarily the result of an increase of $2,108,000 in Operating Revenue, as well as the previously reported expense reduction actions taken by management. These efforts included a reduction in our workforce in prior periods, resulting in a $1,304,000 reduction in compensation expense for the nine months ended December 31, 2010, compared to the same period in the prior year. Operating income for the nine months ended December 31, 2010 was negatively impacted by approximately $410,000 of legal costs incurred in connection with the derivative lawsuit commenced by Brian Murphy, which is described in Legal Proceedings below.

Our net income for the nine months ended December 31, 2010 was $1,182,000, which reflects a $906,000 non-cash charge for the fair value adjustment to the derivative financial instruments reflected on our balance sheets in connection with our December 2009 financing. This adjustment is primarily attributable to the rise in the price of our Common Stock during the period, which under generally accepted accounting principles required us to increase the carrying values of the Warrant derivative liability and other derivative liabilities on our balance sheets and record the amount of such increases under “Fair value adjustments to compound embedded derivatives” on our statements of operations. A more detailed explanation of the accounting treatment for these derivative financial instruments is provided in Note 3 to our Condensed Consolidated Financial Statements in Item 1 of this Report.

Operating Revenue and Modified EBITDA

We believe Operating Revenue and Modified EBITDA are key performance indicators. We define Operating Revenue as our sales less reimbursable program costs and expenses, and outside production and other program expenses. Operating Revenue is the net amount derived from sales to customers that we believe is available to fund our compensation, general and administrative expenses, and capital expenditures. We define Modified EBITDA as income before interest, income taxes, depreciation and amortization plus other non-cash expenses. Modified EBITDA is a supplemental measure to evaluate operational performance. Operating Revenue and Modified EBITDA are Non-GAAP financial measures disclosed by management to provide additional information to investors in order to provide them with an alternative method for assessing our financial condition and operating results. These measures are not in accordance with, or a substitute for, GAAP, and may be different from or inconsistent with Non-GAAP financial measures used by other companies.

The following table presents operating data expressed as a percentage of Operating Revenue for the three and nine months ended December 31, 2010 and 2009, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009

Statement of Operations Data:
Operating revenue	100.0%	100.0%	100.0%	100.0%
Compensation expense	71.8%	73.4%	69.5%	81.1%
General and administrative expense	20.2%	23.2%	20.5%	22.0%
Operating income (loss)	8.0%	3.4%	10.0%	(3.1%)
Interest expense, net	(2.1%)	(0.5%)	(2.0%)	(0.2%)
Other income	0.2%	0.0%	0.1%	1.1%
Fair value adjustments to compound embedded derivatives	6.5%	3.3%	(3.5%)	0.0%
Income (loss) before provision for income taxes	12.6%	6.2%	4.6%	(2.2%)
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Net income (loss)	12.6%	6.2%	4.6%	(2.2%)

Sales. Sales consist of fees for services, commissions, reimbursable program costs and expenses and other production and program expenses. We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts. The amount of reimbursable program costs and expenses, and outside production and other program expenses which are included in revenues will vary from period to period, based on the type and scope of the service being provided. Sales for the three months ended December 31, 2010 increased 32% to $31,745,000, compared to $24,102,000 for the quarter ended December 31, 2009. Sales for the nine months ended December 31, 2010 increased 45% to $89,438,000, compared to $61,789,000 for the nine months ended December 31, 2009. These increases in sales are primarily due to an increase in events we executed for our largest customer, Diageo North America, Inc. (“Diageo”), and an increase in experiential marketing revenues, partially offset by a decrease in trade and digital marketing revenues.

Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses are primarily direct labor, travel and product costs generally associated with events we execute for Diageo. Reimbursable program costs and expenses for the three months ended December 31, 2010 and 2009 were $5,881,000 and $4,150,000, respectively. Reimbursable program costs and expenses for the nine months ended December 31, 2010 and 2009 were $17,462,000 and $11,912,000, respectively. These increases are primarily due to the increase in the number of events we executed during the three and nine month periods ended December 31, 2010 versus the same periods in Fiscal 2010.

Outside Production and other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production and other program expenses for the three months ended December 31, 2010 were $17,290,000 compared to $11,823,000 for the three months ended December 31, 2009. This increase is primarily due to an increase in the Diageo events we executed during the period, partially offset by reductions in our experiential and digital marketing programs. Outside production and other program expenses for the nine months ended December 31, 2010 were $46,078,000 compared to $26,087,000 for the nine months ended December 31, 2009. This increase is primarily due to the increase in the Diageo and experiential events we executed during the period, partially offset by reductions in our trade and digital marketing programs.

Operating Revenue. For the three months ended December 31, 2010, Operating Revenue increased by 5% to $8,574,000, compared to $8,129,000 for the three months ended December 31, 2009. For the nine months ended December 31, 2010, Operating Revenue increased by 9% to $25,898,000, compared to $23,790,000 for the nine months ended December 31, 2009. These increases in Operating Revenue are primarily due to an increase in the Diageo and experiential events we executed during the periods, partially offset by a decrease in digital marketing revenues. Operating Revenue as a percentage of Sales for the three and nine months ending December 31, 2010 were 27% and 29%, respectively, compared to 34% and 39% for the three and nine months ending December 31, 2009. These decreases are primarily due to an increase in Diageo events we executed, which typically include a higher percentage of pass-through expense billed at cost. A reconciliation of Sales to Operating Revenues for the three and nine months ended December 31, 2010 and 2009 is set forth below.

	Three Months Ended December 31,				Nine Months Ended December 31,
Sales	2010	%	2009	%	2010	%	2009	%
Sales – U.S. GAAP	$31,745,000	100	$24,102,000	100	$89,438,000	100	$61,789,000	100
Reimbursable program costs and outside production expenses	23,171,000	73	15,973,000	66	63,540,000	71	37,999,000	61
Operating Revenue – Non-GAAP	$8,574,000	27	$8,129,000	34	$25,898,000	29	$23,790,000	39

Compensation Expense. Compensation expense, exclusive of reimbursable program costs and expenses and other program expenses, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For the three months ended December 31, 2010, compensation expense increased $189,000 to $6,156,000, compared to $5,967,000 for the three months ended December 31, 2009. This increase is primarily the result of an increase in accrued bonuses, partially offset by a decrease in share based compensation expense. For the nine months ended December 31, 2010, compensation expense decreased $1,304,000 to $17,990,000, compared to $19,294,000 for the nine months ended December 31, 2009. This decrease is primarily the result of staff reductions in the trade and digital marketing departments, a reduction in share based compensation expense and a decrease in severance expense, partially offset by an increase in accrued bonuses.

General and Administrative Expenses. General and administrative expenses consists of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts. For the three months ended December 31, 2010, general and administrative expenses decreased $158,000 to $1,730,000, compared to $1,888,000 for the three months ended December 31, 2009. This decrease is primarily the result of non-recurring broker fee paid in 2009 on the sublease of our principal office space in New York, partially offset by legal fees we incurred in the defense of the derivative lawsuit commenced by Brain Murphy. For the nine months ended December 31, 2010, general and administrative expenses increased $87,000 to $5,316,000, compared to $5,229,000 for the nine months ended December 31, 2009. This increase is primarily the result of legal fees we incurred in the defense of the derivative lawsuit commenced by Brain Murphy, partially offset by reductions in depreciation, communication expenses, and a non-recurring broker fee paid in 2009 on the sublease of our principal office space in New York.

Modified EBITDA. As described above, we believe that Modified EBITDA is an additional key performance indicator. We use it to measure and evaluate operational performance and it is one of the metrics against which we are tested under the Secured Notes as described in the Liquidity and Capital Resources section below. The Company’s Modified EBITDA for the three months ended December 31, 2010 was $1,077,000 compared to $989,000 for the three months end December 31, 2009. For the nine months ended December 31, 2010 the Company’s modified EBITDA was $3,855,000 compared to $809,000 for the nine months end December 31, 2009. A reconciliation of operating income (loss) to Modified EBITDA for the three and nine months ended December 31, 2010 and 2009 is set forth below.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Operating income (loss)- US GAAP	$687,000	$274,000	$2,592,000	$(733,000)
Depreciation and amortization	270,000	293,000	829,000	900,000
Income tax expense	15,000	—	45,000	—
Share based compensation expense	105,000	422,000	389,000	642,000
Modified EBITDA – Non-GAAP	$1,077,000	$989,000	$3,855,000	$809,000

Interest Expense, Net. Net interest expense for the three months ended December 31, 2010 was $177,000 compared to $41,000 for the three months ended December 31, 2009. Net interest expense for the nine months ended December 31, 2010 was $516,000 compared to $63,000 for the nine months ended December 31, 2009. The increase in interest expense was primarily due to the Secured Notes we issued in the December 2009 financing. Interest expense on the Secured Notes included non-cash charges of $79,000 and $225,000 in discount amortization for the three and nine months ending December 31, 2010, respectively. For the three and nine months ending December 31, 2009 these non-cash charges amounted to $12,000.

Fair value adjustments to compound embedded derivatives. Fair value adjustments to compound embedded derivatives for the three and nine months ended December 31, 2010 were $560,000 and ($906,000), respectively. For the three and nine months ended December 31, 2009 these fair value adjustments to compound embedded derivatives amounted to $269,000. These amounts consist entirely of a non-cash fair value adjustment to the derivative financial instruments generated from the December 2009 financing. This adjustment is primarily attributable to the fluctuation in the price of our Common Stock during the relevant periods, which under generally accepted accounting principles required us to adjust the carrying values of the Warrant derivative liability and other derivative liabilities on our balance sheets and record the amount of such adjustments under “Fair value adjustments to compound embedded derivatives” on our statements of operations. In general, an in increase in the price of our Common Stock in a particular period will result in an increase in the carrying values of these derivative liabilities on our balance sheets at the end of such period and require us to record the amount of such increase as a charge under “Fair value adjustments to compound embedded derivatives” on our statements of operations for such period, and a decrease in the price of our Common Stock in a particular period will have the opposite effect. A more detailed explanation of the accounting treatment for these derivative financial instruments is provided in Note 3 to our Condensed Consolidated Financial Statements in Item 1 of this Report.

Income (Loss) before Provision for Income Taxes. The Company’s income before provision for income taxes for the three months ended December 31, 2010 was $1,082,000 compared to $503,000 for the three months ended December 31, 2009. For the nine months ended December 31, 2010 the Company’s income before provision for income taxes was $1,182,000 compared to a loss before provision for income taxes of ($527,000) for the nine months ended December 31, 2009.

Provision for Income Taxes. We did not record a provision or benefit for federal, state and local income taxes for the three and nine months ended December 31, 2010 and 2009 because any such provision or benefit would be fully offset by a change in the valuation allowance against our net deferred tax asset established as a result of our historical operating losses.

Net Income (Loss). As a result of the items discussed above, the net income for the three months ended December 31, 2010 was $1,082,000 compared to $503,000 for the three months end December 31, 2009. For the nine months ended December 31, 2010 the Company’s net income was $1,182,000 compared to a net loss of ($527,000) for the nine months ended December 31, 2009. Fully diluted earnings (loss) per share amounted to $.07 and $.08 for the three and nine months ended December 31, 2010, compared to $.06 and ($.07) for the three and nine months ended December 31, 2009.

Liquidity and Capital Resources

We have continuously operated with negative working capital. This deficit has generally resulted from our inability to generate sufficient cash and receivables from our programs to offset our current liabilities, which consist primarily of obligations to vendors and other accounts payable, deferred revenues and bank borrowings required to be paid within 12 months from the date of determination. We have been able to operate during this extended period with negative working capital due primarily to advance payments made to us on a regular basis by our largest customers, and to a lesser degree, equity infusions from private placements of our securities, and stock option and warrant exercises. For the nine months ended December 31, 2010, the working capital deficit decreased by $2,593,000 (67%) from $3,853,000 to $1,260,000, primarily as a result of the operating income generated during the period.

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

We have the right to prepay the Secured Notes at any time. While the Secured Notes are outstanding, we are subject to customary affirmative, negative and financial covenants. The financial covenants include (i) a fixed charge coverage ratio test requiring us to maintain a fixed charge coverage ratio of not less then 1.40 to 1.00 at the close of each fiscal quarter commencing December 31, 2010, (ii) a minimum EBITDA test, to be tested at the end of each fiscal quarter commencing December 31, 2010, requiring us to generate “EBITDA” of at least $3,000,000 over the preceding four quarters, (iii) a minimum liquidity test requiring us to maintain cash and cash equivalents of $500,000 at all times, and (iv) limitations on our capital expenditures. We are in compliance with these financial covenants as of December 31, 2010. The Secured Notes are not convertible into equity.

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

In light of the completion of our December 2009 financing and steps taken by management to reduce expenses, we believe that cash currently on hand together with cash expected to be generated from operations, will be sufficient to fund our cash and near-cash requirements both through the end of its fiscal year ending March 31, 2011 and on a long-term basis.

At December 31, 2010, we had cash and cash equivalents of $6,522,000, a working capital deficit of $1,260,000, and stockholders’ equity of $5,633,000. In comparison, at March 31, 2010, we had cash and cash equivalents of $664,000, a working capital deficit of $3,853,000, and stockholders’ equity of $4,444,000. The $5,858,000 increase in cash and cash equivalents during the nine months ended December 31, 2010 was primarily due to $6,658,000 in cash provided by operating activities offset by $793,000 of cash used in investing activities.

Operating Activities. Net cash provided by operating activities for the nine months ended December 31, 2010 was $6,658,000, attributable to net income of $1,182,000 plus $2,235,000 in non-cash expenses, and $3,241,000 of cash provided by the changes in operating assets and liabilities as the result of a reduction in unbilled contracts in progress, deferred contract costs, prepaid expenses, and an increase in accrued compensation, accrued job costs and deferred revenue account balances, offset by an increase in accounts receivable and a reduction in accounts payable and other accrued liabilities.

Investing Activities. For the nine months ended December 31, 2010, net cash used in investing activities was $793,000, the result of $500,000 of restricted cash pledged as collateral to Sovereign Bank to secure our reimbursement obligations under a letter of credit issued on our behalf in favor of Amex, $308,000 in property and equipment purchases, offset by $15,000 in proceeds from the sale of property and equipment.

Financing Activities. We did not engage in any financing activities during the nine months ended December 31, 2010 other than minimal repurchases of our Common Stock from employees to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.

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

Please refer to our 2010 Annual Report on Form 10-K for a discussion of our critical accounting policies relating to revenue recognition, goodwill (expanded below) and other intangible assets and accounting for income taxes. During the nine months ended December 31, 2010, there were no material changes to these policies.

Goodwill and Other Intangible Assets

Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of our subsidiary companies, Inmark, Optimum, U.S. Concepts and Digital Intelligence as well as our mktgpartners business. These companies and businesses have been integrated into a structure which does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of a customer relationship acquired from mktgpartners, and an Internet domain name and related intellectual property rights. At December 31, 2010 and March 31, 2010, our balance sheet reflected goodwill and intangible assets as set forth below:

	December 31, 2010	March 31, 2010
Amortizable:
Customer relationship	$804,207	$1,045,469

Non-Amortizable:
Goodwill	$10,052,232	$10,052,232
Internet domain name	200,000	200,000
	$10,252,232	$10,252,232
Total	$11,056,439	$11,297,701

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

As of March 31, 2010, we used a combination of three generally accepted methods for estimating fair value of the reporting unit; the income approach, market approach and market capitalization to determine the overall fair value. Based on such analysis, we concluded that our goodwill was not impaired as of March 31, 2010. Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred. There were no events or changes in circumstances during the nine months ended December 31, 2010 that indicated that the carrying value of goodwill and the intangible asset may not be recoverable. Management has also determined that there was no impairment of the amortizable intangible asset.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 30, 2010 the defendants filed a motion to dismiss the Complaint. Thereafter, on October 27, 2010, Mr. Murphy filed an Amended Complaint with the Court, naming the investors in the Company’s December 2009 financing as additional defendants. In addition to repeating the allegations made in the original Complaint, the Amended Complaint alleges that the investors in the Company’s December 2009 financing were unjustly enriched at the Company’s expense, and seeks the rescission of the financing transaction, or in the alternative, the reformation of the terms of the financing. On December 23, 2010 the defendants filed a motion to dismiss the Complaint, which motion is currently pending before the Court.

The Company is a nominal defendant for purposes of the derivative action claims, and is not aware of any claims for affirmative relief being made against it other than with respect to the rescission or reformation of the December 2009 financing transaction. The Company has obligations to provide indemnification to its officers and directors (and former officers and directors), as well as to the investors in the December 2009 financing, including for all legal costs incurred by them in defending these claims. The Company believes the lawsuit is without merit and intends to defend this action vigorously. However, the ultimate outcome of any litigation is uncertain and could result in substantial damages. Through the nine months ended December 31, 2010, the Company had incurred approximately $410,000 in legal expenses in connection with its defense of the lawsuit and its indemnification obligations.

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

‘mktg, inc.’

Dated: February 3, 2011	By:	/s/ Charles W. Horsey
Charles W. Horsey, President and Chief Executive Officer (Principal Executive Officer)

Dated: February 3, 2011	By:	/s/ James R. Haughton
James R. Haughton, Senior Vice President-Controller (Principal Financial Officer)