Form 10-K
period 2011-03-31
'mktg, inc.'
filed 2011-06-16
CIK 886475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share

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
Yes ☐   No ☒

As of September 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,719,528.

As of June 8, 2011, 8,552,345 shares of Common Stock, $.001 par value, were outstanding.

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

Our services include experiential and face-to-face marketing, event marketing, interactive marketing, ethnic marketing, and all elements of consumer and trade promotion, and are marketed directly to our clients by our sales force operating out of offices located in New York, New York; Cincinnati, Ohio; Chicago, Illinois; Los Angeles, California and San Francisco, California.

‘mktg, inc.’ was formed under the laws of the State of Delaware in March 1992 and is the successor to a sales promotion business originally founded in 1972. ‘mktg, inc.’ began to engage in the promotion business following a merger consummated on September 29, 1995 that resulted in Inmark becoming its wholly-owned subsidiary.

Our corporate headquarters are located at 75 Ninth Avenue, New York, New York 10011, and our telephone number is 212-366-3400. Our Web site is www.mktg.com. Copies of all reports we file with the Securities and Exchange Commission are available on our Web site.

Acquisitions and Strategic Transactions

mktgpartners

On June 30, 2008, through our wholly-owned subsidiary U.S. Concepts LLC, we acquired substantially all of the assets of 3 For All Partners, LLC, d/b/a mktgpartners. Founded in 2003, mktgpartners focused on entertainment and sports marketing, experiential marketing and promotional media, and was headquartered in New York, with additional offices in Chicago and San Francisco.

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

Premier Client Roster

Our principal clients are large manufacturers of packaged goods and other consumer products. Our client partners are actively engaged in promoting their products to both the consumer as well as trade partners, (i.e., retailers, distributors, etc.), and include, among others, Bayer HealthCare, LLC, Diageo North America, Inc. and its affiliates (“Diageo”), Fresh Express, Inc., Kikkoman International, Inc., Nike, Inc., Nintendo of America, Inc., The Pokemon Company International and Procter & Gamble Co.

For our fiscal years ended March 31, 2011 and 2010, Diageo accounted for approximately 62% and 63% of our revenues (inclusive of reimbursable program costs and expenses) and 68% and 71%, respectively, of our accounts receivable.

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

Employees

We currently have approximately 275 full-time and 6,000 part-time employees. Our part-time employees are primarily involved in marketing support, program management and in-store sampling and demonstration, and are employed on an as needed basis. None of our employees are represented by a labor organization and we consider our relationship with our employees to be good.

Item 1A.	Risk Factors

Recent Losses. We sustained net losses of approximately ($143,000), ($843,000), ($2,788,000) and ($4,893,000) for our fiscal years ended March 31, 2011, 2010, 2009 and 2008, respectively. Although our net losses have steadily decreased due to active steps taken by management, there can be no assurance that we will be profitable in the future.

Concentration of Customers. A substantial portion of our sales has been dependent on one client or a limited concentration of clients. In particular, Diageo accounted for approximately 62% and 63% of our revenues for each of our fiscal years ended March 31, 2011 and 2010, respectively, and accounted for 68% of our accounts receivable at March 31, 2011. In addition, our second largest customer accounted for approximately 16% and 12% of our revenues for each of our fiscal years ended March 31, 2011 and 2010, respectively, and accounted for 17% of our accounts receivable at March 31, 2011. To the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise if Diageo or any other significant client reduces its budget allocated to the services we provide.

Recent Economic Changes. Recent weakness in the general economy has had and is likely to continue to have a negative impact on our business. We provide services to companies and industries that have experienced and may continue to experience financial difficulty. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers and demand for our services could decline.

Dependence on Key Personnel. Our business is managed by a limited number of key management and operating personnel. The loss of any one of those persons could have a material adverse impact on our business. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel.

Outstanding Indebtedness; Security Interest. In connection with the December 2009 Union Capital financing, we issued $2.5 million in the aggregate principal amount of Senior Secured Notes (the “Secured Notes”), which are secured by a first priority security interest in substantially all of our assets. While the Secured Notes are outstanding, we are subject to customary affirmative, negative and financial covenants. The financial covenants include (i) a fixed charge coverage ratio test requiring us to maintain a fixed charge coverage ratio of not less then 1.40 to 1.00 at the close of each fiscal quarter, (ii) a minimum EBITDA test, tested at the end of each fiscal quarter, requiring us to generate “EBITDA” of at least $3,000,000 over the preceding four quarters, (iii) a minimum liquidity test requiring us to maintain cash and cash equivalents of $500,000 at all times, and (iv) limitations on our capital expenditures. In the event of a default under Secured Notes, at the option of the noteholders, (i) the principal and interest of Secured Notes will immediately become due and payable, and (ii) the noteholders may exercise their rights and remedies provided for in under the Secured Notes and related security agreements, and the rights and remedies of a secured party under applicable law. Although we expect to be able to comply with these covenants, there can be no assurance that we will do so.

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

Control by Union Capital Corporation and holders of Series D Preferred Stock. Union Capital currently beneficially owns approximately 41% of our outstanding shares of Common Stock (assuming conversion and exercise of all securities issued in the December 2009 financing), including approximately 85% of our Series D Preferred Stock, as well as $2.1 million in principal amount of our Secured Notes. The holders of our Series D Preferred Stock have the right to appoint two members of our Board of Directors. In addition, the vote of a majority of the shares of the Series D Preferred Stock are required to approve, among other things, (i) any issuance by us of capital stock which is senior to or pari passu with the Series D Preferred Stock; (ii) any increase in the number of authorized shares of the Series D Preferred Stock; (iii) any dividends or payments on equity securities; (iv) any amendment to our Certificate of Incorporation, By-laws or other governing documents that would result in an adverse change to the rights, preferences, or privileges of the Series D Preferred Stock; (v) any material deviation from the annual budget approved by our Board of Directors; and (vi) entering into any material contract not contemplated by the annual budget approved by our Board of Directors. Accordingly, Union Capital has substantial control over our business and can decide the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and can also prevent or cause a change in control. The interests of Union Capital may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Unpredictable Revenue Patterns. A significant portion of our revenues is derived from promotional programs which originate on a project-by-project basis. Since these projects are susceptible to change, delay or cancellation as a result of specific client financial or other marketing and manufacturing related circumstantial issues, as well as changes in the overall economy, our revenue is unpredictable and may vary significantly from period to period.

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

Derivative Litigation. On May 7, 2009, Brian Murphy, derivatively on behalf of the Company, commenced a lawsuit in the Supreme Court of the State of New York, County of New York, against the Chairman of our Board, certain of our former directors and officers, and the Company as a nominal defendant. The Complaint filed by Mr. Murphy in the action alleges, among other things, that the defendants breached fiduciary duties owed to the Company and its stockholders by failing to ensure that the Company’s financial statements for its fiscal year ended March 31, 2008 and quarter ended June 30, 2008 were prepared correctly, and by causing the Company to enter into the December 2009 financing on terms dilutive to the Company’s stockholders. On October 27, 2010, Mr. Murphy filed an Amended Complaint with the Court, naming the investors in the Company’s December 2009 financing as additional defendants. In addition to repeating the allegations made in the original Complaint, the Amended Complaint alleges that the investors in the December 2009 financing were unjustly enriched at the Company’s expense, and seeks the rescission of the transaction, or in the alternative, the reformation of the terms of the financing. On December 23, 2010 the defendants filed a motion to dismiss the Amended Complaint. Although the parties to the lawsuit recently reached an agreement in principle to settle the matter on terms that would not have a material adverse impact on the Company, as of the date hereof, no binding settlement has been entered into. In the event the parties are unable to conclude a final settlement, the litigation will resume. The ultimate outcome of any litigation is uncertain and could result in substantial damages. In addition, we are obligated to provide indemnification to our officers and directors (and former officers and directors), as well as to the investors in the December 2009 financing, including for all legal costs incurred by them in defending these claims. Through the twelve months ended March 31, 2011, we had incurred approximately $831,000 in legal expenses in connection with the defense of the lawsuit and our indemnification obligations. See also “Legal Proceedings” below.

Risks Associated with Acquisitions. Part of our growth strategy is evaluating and, from time to time, consummating acquisitions and strategic transactions. These transactions involve a number of risks and present financial, managerial and operational challenges, including: diversion of management’s attention from running our existing business; increased expenses, including legal, administrative and compensation expenses resulting from newly hired employees; increased costs to integrate personnel, customer base and business practices of the acquired company with our own; adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions; and dilution to stockholders to the extent we issue securities in the transaction.

Item 2.	Properties.

We have the following leased facilities:

Facility	Location	Square Feet	Fiscal 2011 Rent
Principal offices	New York, New York	33,400	$1,105,000

Principal and sales office of Optimum	Cincinnati, Ohio	8,300	$154,000

Other sales offices and warehouses of Inmark, Optimum and U. S. Concepts	Chicago, Illinois	12,000
	San Francisco, California	3,600
	Total	15,600	$215,000

In addition to the above, from time to time we enter into short-term warehouse leases for the storage of promotional materials that we use in connection with our programs.

The sublease for our principal offices in New York terminates in June 2015. For a summary of our minimum rental commitments under all non-cancelable operating leases with a maturity date in excess of one year as of March 31, 2011, see Note 12 to the Notes to the Consolidated Financial Statements.

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

On June 30, 2010 the defendants filed a motion to dismiss the Complaint. Thereafter, on October 27, 2010, Mr. Murphy filed an Amended Complaint with the Court, naming the investors in the Company’s December 2009 financing as additional defendants. In addition to repeating the allegations made in the original Complaint, the Amended Complaint alleges that the investors in the Company’s December 2009 financing were unjustly enriched at the Company’s expense, and seeks the rescission of the financing transaction, or in the alternative, the reformation of the terms of the financing. On December 23, 2010 the defendants filed a motion to dismiss the Complaint. The Court scheduled a hearing on the motion for April 7, 2011.

Shortly before the hearing was held on the motion to dismiss, the parties (including the Company) agreed in principle to settle the matter. The terms of the settlement are anticipated to include a commitment by the Company to redeem its Senior Secured Notes and pay plaintiff’s legal fees. The settlement is not expected to have a material adverse impact on finances of the Company. However, the precise terms of the settlement are under negotiation and subject to final approval by all parties, and approval by the Court. Although the Company believes that a final settlement will be reached during the 2012 fiscal year, it is not certain that the parties will ultimately agree on specific terms, or that the Court (whose approval of any settlement is required) will approve the terms that the parties may agree upon. In the event the parties are unable to conclude a final settlement, for whatever reason, the litigation will resume. The ultimate outcome of any litigation is uncertain and could result in substantial damages.

The Company has obligations to provide indemnification to its officers and directors (and former officers and directors), as well as to the investors in the December 2009 financing, including for all legal costs incurred by them in defending these claims. Through the twelve months ended March 31, 2011, the Company had incurred approximately $831,000 in legal expenses in connection with its defense of the lawsuit and its indemnification obligations.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the over-the-counter-market under the symbol CMKG and is quoted on the OTC Bulletin Board. Prior to June 25, 2010 our common stock traded on the Nasdaq Capital Market. The following table sets forth for the periods indicated the high and low trade prices for our Common Stock as reported by Nasdaq and the OTC Bulletin Board, as applicable. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Common Stock
	High	Low
Fiscal Year 2011
Fourth Quarter	$0.90	$0.45
Third Quarter	0.99	0.50
Second Quarter	0.77	0.30
First Quarter	0.53	0.33

Fiscal Year 2010
Fourth Quarter	$0.59	$0.32
Third Quarter	1.20	0.37
Second Quarter	1.25	0.95
First Quarter	1.50	0.90

On June 8, 2011 there were 8,552,345 shares of our Common Stock outstanding, approximately 69 shareholders of record and approximately 400 beneficial owners of shares held by a number of financial institutions.

No cash dividends have ever been declared or paid on our Common Stock. In addition, the terms of the Secured Notes and Preferred Stock we issued in the December 2009 financing restrict our ability to pay cash dividends on our Common Stock. We intend to retain earnings, if any, to finance future operations and expansion and do not expect to pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information with respect to equity compensation plans (including individual compensation arrangements) of the Company as of March 31, 2011.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders(1)	3,048,677	$0.60	399,627
Equity compensation plans not approved by security holders	0	n/a	0
Total	3,048,677	$0.60	399,627

(1)
Includes options to purchase 2,744,302 shares of Common Stock granted under our 2010 Equity Incentive Plan, options to purchase 297,500 shares of Common Stock granted under our 2002 Long-Term Incentive Plan, and options to purchase 6,875 shares of Common Stock granted under our 1992 Stock Option Plan.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe the following represent our critical accounting policies:

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting period. Estimates are made when accounting for revenue (as discussed below under “Revenue Recognition”), depreciation, amortization, allowance for doubtful accounts, income taxes and certain other contingencies. We are subject to risks and uncertainties that may cause actual results to vary from estimates. We review all significant estimates affecting the financial statements on a recurring basis and record the effects of any adjustments when necessary.

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

Goodwill and Other Intangible Assets

Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of our subsidiary companies, Inmark, Optimum, U.S. Concepts, and Digital Intelligence as well as the mktgpartners business. These companies and businesses have been integrated into a structure which does not provide the basis for separate reporting units. Consequently, the Company is a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of a customer relationship acquired from mktgpartners, and an Internet domain name and related intellectual property rights. At March 31, 2011 and 2010, our balance sheet reflected goodwill and intangible assets as set forth below:

	2011	2010
Amortizable:
Customer relationship	$723,786	$1,045,469

Non-Amortizable:
Goodwill	$10,052,232	$10,052,232
Internet domain name	200,000	200,000
	$10,252,232	$10,252,232
Total	$10,976,018	$11,297,701

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

In December 2009, we consummated a $5.0 million financing led by an investment vehicle organized Union Capital Corporation. As a result of the financing, we issued Series D Preferred Stock initially convertible into 5,319,149 shares of Common Stock, and Warrants to purchase 2,456,272 shares of Common Stock. At the date of the financing, if all of the shares of Preferred Stock issued in the financing were converted to Common Stock at the initial conversion price and all of the Warrants exercised, our outstanding shares of Common Stock would increase by approximately 90%. Because the shares of Common Stock that may be issued upon exercise of the Warrants and conversion of the Series D Preferred Stock are not included in our market capitalization for these purposes, there is now a large concentration of insider holdings, and the stock price has not reacted as expected to positive financial indicators, management believes that the Company’s stock price and market capitalization are no longer indicative of the fair value of goodwill. Consequently, the Company uses a combination of three generally accepted methods for estimating fair value of the reporting unit; the income approach, market approach and market capitalization to determine the overall fair value. Based on such analysis, we concluded that the goodwill of the Company was not impaired as of March 31, 2011. Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred. Management has also determined that there was no impairment of the amortizable intangible asset.

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

Our ability to recover the reported amounts of the deferred income tax asset resulting from net operating losses is dependent upon our ability to generate sufficient taxable income during the periods over which such losses are deductible to reduce our tax expense in future periods. In assessing the realizability of deferred tax assets, management considers, in light of available objective evidence, whether it is more likely than not that some or all of such assets will be utilized in future periods. For financial reporting purposes, we had incurred losses for fiscal years 2004 through 2011 aggregating $13,817,000. We have to generate approximately $8,535,000 of aggregate taxable income to fully utilize our net deferred tax asset. Accordingly, based upon the available objective evidence, particularly our history of losses, we provided for a full valuation allowance against our net deferred tax asset at March 31, 2011. Except for alternative minimum taxes, we did not record a provision for federal, state and local income taxes for the year ended March 31, 2011 because any such benefit would be fully offset by an increase in the valuation allowance against our net deferred tax asset.

Results of Operations

Fiscal Year Ended March 31, 2011 Compared to March 31, 2010:

Overview

For the fiscal year ended March 31, 2011 we generated $3,270,000 in operating income, a $4,087,000 increase over the ($817,000) operating loss realized during the fiscal year ended March 31, 2010. This improvement was primarily the result of an increase of $3,546,000 in Operating Revenue, as well as the previously reported expense reduction actions taken by management. Among other things, these efforts resulted in an $805,000 net reduction in salary expense for Fiscal 2011 as compared to Fiscal 2010. Operating income for Fiscal 2011 was negatively impacted by approximately $831,000 of legal costs incurred in connection with the derivative lawsuit commenced by Brian Murphy, which is described in Legal Proceedings above.

Our net loss for the fiscal year ended March 31, 2011 was ($143,000), which reflects two significant non-cash charges totaling $2,808,000, as follows. We recorded a $1,822,000 non-cash charge for the fair value adjustment to the derivative financial instruments reflected on our balance sheets in connection with our December 2009 financing. This adjustment is primarily attributable to the rise in the price of our Common Stock during Fiscal 2011, which under generally accepted accounting principles required us to increase the carrying values of the Warrant derivative liability and other derivative liabilities on our balance sheets and record the amount of such increases under “Fair value adjustments to compound embedded derivatives” on our statements of operations. We also recorded a non-cash charge of $986,000 for amortization of the original interest discount on the Secured Notes included in interest expense. A more detailed explanation of the accounting treatment for these non-cash charges is provided in Notes 4 and 5 to our consolidated financial statements included in Item 8 of this Form 10-K.

The following table presents the reported operating results for the fiscal years ended March 31, 2011 and 2010:

	2011	2010
Operations Data:
Sales	$117,887,000	$78,025,000
Reimbursable program costs and expenses	(22,478,000)	(15,900,000)
Outside production and other program expenses	(60,631,000)	(30,893,000)
Operating revenue	34,778,000	31,232,000
Compensation expense	24,326,000	24,835,000
General and administrative expenses	7,182,000	7,214,000
Operating income (loss)	3,270,000	(817,000)
Interest (expense), net	(1,369,000)	(210,000)
Other income	12,000	—
Fair value adjustments to compound embedded derivatives	(1,882,000)	184,000
Income (loss) before provision for income taxes	31,000	(843,000)
Provision for income taxes	174,000	—
Net loss	$(143,000)	$(843,000)

Per Share Data:
Basic loss per share	$(.02)	$(.11)
Diluted loss per share	$(.02)	$(.11)

Weighted Average Shares Outstanding:
Basic	7,960,510	7,724,603
Diluted	7,960,510	7,724,603

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

The following table presents operating data expressed as a percentage of Operating Revenue for each of the fiscal years ended March 31, 2011 and 2010, respectively:

	2011	2010
Statement of Operations Data:
Operating revenue	100.0%	100.0%
Compensation expense	69.9%	79.5%
General and administrative expenses	20.7%	23.1%
Operating income (loss)	9.4%	(2.6%)
Interest expense, net	(3.9%)	(0.7%)
Other income	—	—
Fair value adjustments to compound embedded derivatives	(5.4%)	0.6%
Income (loss) before provision for income taxes	0.1%	(2.7%)
Provision for income taxes	(0.5%)	—
Net loss	(0.4%)	(2.7%)

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

Sales for the fiscal year ended March 31, 2011 were $117,887,000, compared to $78,025,000 for the fiscal year ended March 31, 2010, an increase of $39,862,000, or 51%. This increase in sales was primarily due to an increase in Diageo business of $23,783,000, reflecting an increase in the number of Diageo events we executed, along with a $17,415,000 increase in experiential marketing revenues, offset by reductions in our trade and digital marketing revenues of $766,000 and $570,000, respectively.

Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses consist primarily of direct labor, travel and product costs generally associated with events we execute for Diageo. For the fiscal year ended March 31, 2011, these expenses totaled $22,478,000, compared to $15,900,000 for the fiscal year ended March 31, 2010. This $6,578,000 increase is primarily due to an increase in the number of events executed in Fiscal 2011.

Outside Production and Other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs, and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production costs for the fiscal year ended March 31, 2011 were $60,631,000 compared to $30,893,000 for the fiscal year ended March 31, 2010, an increase of $29,738,000, or 96%. This increase in expenses was primarily due to an increase in the number of Diageo events we executed, along with an increase in experiential marketing events, offset by reductions in our trade and digital marketing programs.

Operating Revenue. For the fiscal year ended March 31, 2011, Operating Revenue increased $3,546,000, or 11%, to $34,778,000, compared to $31,232,000 for the fiscal year ended March 31, 2010. These increases are primarily due to an increase in the Diageo and experiential events we executed during the period, partially offset by a decrease in trade and digital marketing programs. Operating Revenue as a percentage of Sales for the fiscal year ended March 31, 2011 was 30%, compared to 40% for the fiscal year ended March 31, 2010. This decrease is primarily due to an increase in Diageo events we executed, which typically include a higher percentage of pass-through expense billed at cost. A reconciliation of Sales to Operating Revenues for the fiscal years ended March 31, 2011 and 2010 is set forth below.

	Fiscal Year Ended March 31,
Sales	2011	%	2010	%
Sales – U.S. GAAP	$117,887,000	100	$78,025,000	100
Reimbursable program costs and expenses, and outside production and other program expenses	83,109,000	70	46,793,000	60
Operating Revenue – Non-GAAP	$34,778,000	30	$31,232,000	40

Compensation Expense. Compensation expense consists of the salaries, bonuses, payroll taxes and benefit costs related to indirect labor, overhead personnel and direct labor not otherwise charged to programs. For the fiscal year ended March 31, 2011, compensation expense was $24,326,000, compared to $24,835,000 for the fiscal year ended March 31, 2010, a decrease of $509,000, or 2%. This decrease is primarily the result of a $805,000 reduction in salaries as the result of staff reductions made in Fiscal 2010, a $667,000 decrease in contract labor primarily associated with the reduction in our Digital marketing business, a $352,000 decrease in severance expense, a $217,000 decrease in financial instrument based compensation expense, and a $193,000 decrease in the vacation pay accrual, partially offset by a $1,737,000 increase in bonus expense.

General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees, charges for doubtful accounts and other overhead expenses. For the fiscal year ended March 31, 2011, general and administrative costs were $7,182,000, compared to $7,214,000 for the fiscal year ended March 31, 2010, a decrease of $32,000. This decrease is primarily the result of a $441,000 decrease in legal fees, excluding the cost of the derivative lawsuit, a $200,000 non-recurring broker fee paid in Fiscal 2010 on the sublease of our principal office space in New York, a $121,000 decrease in depreciation and amortization expense, and a $102,000 reduction in telecommunication expense, partially offset by $831,000 in legal fees we incurred in the defense of the derivative lawsuit commenced by Brian Murphy.

Modified EBITDA. As described above, we believe that Modified EBITDA is a key performance indicator. We use it to measure and evaluate operational performance and it is one of the metrics against which we are tested under the Secured Notes as described in the Liquidity and Capital Resources section below. Modified EBITDA for the twelve months ended March 31, 2011 was $4,838,000, compared to $1,159,000 for the twelve months ended March 31, 2011. A reconciliation of operating income (loss) to Modified EBITDA for the fiscal years ended March 31, 2011 and 2010 is set forth below.

	Fiscal Year Ended
	March 31,
	2011	2010

Operating income (loss)- US GAAP	$3,270,000	$(817,000)
Depreciation and amortization	1,072,000	1,193,000
Income tax expense	—	60,000
Share based and financial instrument based compensation expense	496,000	723,000
Modified EBITDA – Non-GAAP	$4,838,000	$1,159,000

Interest Expense, Net. Net interest expense for the fiscal year ended March 31, 2011 amounted to ($1,369,000), compared to ($210,000) for the fiscal year ended March 31, 2010. Interest expense for the fiscal year ended March 31, 2011 consisted primarily of interest incurred on the Secured Notes, and for the fiscal year ended March 31, 2010 consisted primarily of interest incurred on bank debt. Interest expense included amortization of the original interest discount on the Secured Notes of $986,000 and $81,000 for the fiscal years ended March 31, 2011 and 2010, respectively.

Fair value adjustments to compound embedded derivatives. Fair value adjustments to compound embedded derivatives for the fiscal years ended March 31, 2011 and 2010 were ($1,822,000) and $184,000, respectively. These amounts consist entirely of a non-cash fair value adjustment to the derivative financial instruments generated from the December 2009 financing. This adjustment is primarily attributable to the fluctuation in the price of our Common Stock during the relevant periods, which under generally accepted accounting principles required us to adjust the carrying values of the Warrant derivative liability and other derivative liabilities on our balance sheets and record the amount of such adjustments under “Fair value adjustments to compound embedded derivatives” on our statements of operations. In general, an increase in the price of our Common Stock in a particular period will result in an increase in the carrying values of these derivative liabilities on our balance sheets at the end of such period and require us to record the amount of such increase as a charge under “Fair value adjustments to compound embedded derivatives” on our statements of operations for such period, and a decrease in the price of our Common Stock in a particular period will have the opposite effect. A more detailed explanation of the accounting treatment for these derivative financial instruments is provided in Note 4 to our Consolidated Financial Statements in Item 8 of this Report.

Income (loss) before Provision for Income Taxes. The Company’s income before provision for income taxes for the fiscal year ended March 31, 2011 amounted to $31,000, an $874,000 improvement, compared to a loss before provision for income taxes of ($843,000) for the fiscal year ended March 31, 2010.

Provision for Income Taxes. Except for $174,000 in alternative minimum tax for the fiscal year ended March 31, 2011, we did not record a provision or benefit for federal, state and local income taxes for the fiscal years ended March 31, 2011 and 2010 because any such provision or benefit would be fully offset by a change in the valuation allowance against the net deferred tax asset established as a result of our historical operating losses. We established this allowance because, in light of our losses in prior fiscal years and other factors, there is uncertainty as to whether we will be able to utilize these assets to reduce our tax expense in future periods.

Net Loss. As a result of the items discussed above, we incurred a net loss of ($143,000) for the fiscal year ended March 31, 2011, an improvement of $700,000 compared to a net loss of ($843,000) for the fiscal year ended March 31, 2010. Fully diluted loss per share amounted to ($.02) in the fiscal year ended March 31, 2011 versus ($.11) for the fiscal year ended March 31, 2010.

Liquidity and Capital Resources

We have continuously operated with negative working capital. This deficit has generally resulted from our inability to generate sufficient cash and receivables from our programs to offset our current liabilities, which consist primarily of obligations to vendors and other accounts payable, deferred revenues and borrowings required to be paid within 12 months from the date of determination. In addition, as described in Legal Proceedings above, the parties to the derivative lawsuit agreed in principle to settle the matter. The terms of the settlement are anticipated to include a commitment by us to redeem our Senior Secured Notes. Accordingly we classified the face value of the Senior Notes as a current liability which contributed to our negative working capital at March 31, 2011. We are continuing our efforts to increase revenues from our programs and reduce our expenses, but to date these efforts have not been sufficiently successful to eliminate our working capital deficit. We have been able to operate during this extended period due primarily to advance payments made to us on a regular basis by our largest customers, and to a lesser degree, borrowings, equity infusions from private placements of our securities, and stock option and warrant exercises. For the fiscal year ended March 31, 2011, our working capital deficit decreased by $754,000 from $3,853,000 to $3,099,000, primarily as a result of the operating income generated during the fiscal year.

In 2010, we experienced a reduction in deferred revenues (i.e., advance payments by clients). We were also required to repay approximately $1.6 million in advance billings to Diageo as a result of a reduction in our Diageo business, which payment was made using a portion of the proceeds from the $5 million financing described below. Furthermore, in November 2009 the method by which Diageo prepaid expenses we incur in connection with the execution of their programs was changed so that we are now reimbursed on a semi-monthly basis (twice each month) instead of on a monthly basis, thereby reducing the amount of each such prepayment. Specifically, we are now generally reimbursed in advance on the first and 15th day of each month for the reimbursable expenses we expect to incur during the half-month period following the date of reimbursement. Previously, Diageo generally reimbursed us in advance on the first day of each month for the reimbursable expenses we expected to incur during the entire month.

Due to our prior performance, management took substantial steps at the end of Fiscal 2009 and in Fiscal 2010 to reduce expenses and to reset the direction of the business into areas and markets consistent with our core capabilities. These steps included the reduction of our workforce by approximately 60 full-time persons, in the aggregate, and other cost cutting measures which reduced compensation, and general and administrative expenses by approximately $6.2 million ($5.3 million of compensation and $900,000 of general and administrative expenses) in Fiscal 2010.

In light of pressing cash needs, on December 15, 2009, we consummated a $5 million financing led by an investment vehicle organized by Union Capital Corporation. In the financing, we issued $2.5 million in aggregate principal amount of Senior Secured Notes, $2.5 million in aggregate stated value of Series D Convertible Participating Preferred Stock initially convertible into 5,319,149 shares of Common Stock, and Warrants to purchase 2,456,272 shares of Common Stock. The Secured Notes are secured by substantially all of our assets; originally bore interest at a rate of 12.5% per annum payable quarterly; and mature in one installment on December 15, 2012. On May 7, 2010, in connection with our pledge of $500,000 as cash collateral to secure our reimbursement obligations under a letter of credit, the Secured Notes were amended to increase the interest rate to 16.5% during the period that the cash so pledged is not subject to the lien of the holders of the Secured Notes.

We have the right to prepay the Secured Notes at any time. While the Secured Notes are outstanding, we are subject to customary affirmative, negative and financial covenants. The financial covenants include (i) a fixed charge coverage ratio test requiring us to maintain a fixed charge coverage ratio of not less then 1.40 to 1.00 at the close of each fiscal quarter, (ii) a minimum EBITDA test, tested at the end of each fiscal quarter, requiring us to generate “EBITDA” of at least $3,000,000 over the preceding four quarters, (iii) a minimum liquidity test requiring us to maintain cash and cash equivalents of $500,000 at all times, and (iv) limitations on our capital expenditures. The Secured Notes are not convertible into equity.

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

In light of the completion of our December 2009 financing and steps taken by management to reduce expenses, we believe that cash currently on hand together with cash expected to be generated from operations, will be sufficient to fund our cash and near-cash requirements both through the end of Fiscal 2012 and on a long term basis.

At March 31, 2011, we had cash and cash equivalents of $7,977,000, a working capital deficit of $3,099,000, and stockholders’ equity of $4,290,000. In comparison, at March 31, 2010, we had cash and cash equivalents of $664,000, a working capital deficit of $3,853,000, and stockholders’ equity of $4,444,000. The increase of $7,313,000 in cash and cash equivalents during Fiscal 2011 was primarily due to $8,233,000 in cash provided by operating activities offset by $913,000 of cash used in investing activities.

Operating Activities. Net cash provided by operating activities for the fiscal year ended March 31, 2011 was $8,233,000. The difference between our ($143,000) net loss and the net cash provided by operating activities is primarily attributable to $4,294,000 in non-cash expenses, including $1,882,000 of fair value adjustments to compound embedded derivatives and $986,000 in amortization of original issue discount on Secured Notes, and $3,969,000 of cash provided by the changes in operating assets and liabilities, primarily a reduction in accounts receivables, prepaid expenses and other assets, and an increase in accrued compensation, other accrued liabilities, income taxes payable and deferred revenue account balances, offset by an increase in unbilled contracts in progress and a reduction in accounts payable and accrued job cost account balances.

Investing Activities. For Fiscal 2011, net cash used in investing activities was $913,000, the result of $500,000 of restricted cash pledged as collateral to Sovereign Bank to secure our reimbursement obligations under a letter of credit issued on our behalf in favor of American Express, $428,000 in property and equipment purchases, offset by $15,000 in proceeds from the sale of property and equipment.

Financing Activities. We did not engage in any financing activities during the year ended March 31, 2011 other than minimal repurchases of our Common Stock from employees to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.

Off-Balance Sheet Transactions

We are not a party to any “off-balance sheet transactions” as defined in Item 301 of Regulation S-K.

Impact of Recently Issued Accounting Standards

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance is effective for the Company beginning on April 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. Management currently believes that the adoption of this guidance will not have a material impact on the Company’s financial statements

Fair Value Measurements

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

Broad Transactions – Business Combination

In December 2010, the FASB amended the existing guidance to require a public entity, which presents comparative financial statements, to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expanded the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination, which are included in the reported pro forma revenue and earnings. The amendments are effective for the Company beginning April 1, 2011. Management currently believes that the adoption of this guidance will not have an impact on the Company’s financial statements.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
‘mktg, inc.’
New York, New York

We have audited the accompanying consolidated balance sheets of ‘mktg, inc.’ and subsidiaries (collectively “the Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ‘mktg, inc.’ and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

New York, New York
June 16, 2011

‘mktg
, inc.’
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND 2010

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$7,977,068	$663,786
Accounts receivable, net of allowance for doubtful accounts of $317,000 in 2011 and $288,000 in 2010	7,686,383	9,043,506
Unbilled contracts in progress	1,535,767	740,540
Deferred contract costs	1,177,484	1,235,967
Prepaid expenses and other current assets	172,970	611,947
Total current assets	18,549,672	12,295,746

Property and equipment, net	1,789,870	2,115,506

Restricted cash	500,000	—
Goodwill	10,052,232	10,052,232
Intangible assets, net	923,786	1,245,469
Other assets	425,193	485,078
Total assets	$32,240,753	$26,194,031

Liabilities and Stockholders’ Equity
Current liabilities:
Senior secured notes payable	$2,500,000	$—
Accounts payable	944,764	2,158,687
Accrued compensation	1,861,778	431,614
Accrued job costs	1,683,477	3,190,782
Other accrued liabilities	2,196,839	2,002,427
Income taxes payable	174,000	—
Deferred revenue	12,287,624	8,365,407
Total current liabilities	21,648,482	16,148,917

Deferred rent	1,456,988	1,622,953
Senior secured notes payable	—	1,514,340
Warrant derivative liability	2,837,143	849,211
Put option derivative	5,272	110,940
Total liabilities	25,947,885	20,246,361

Commitments and contingencies

Redeemable Series D Convertible Participating Preferred Stock, $2,642,916 redemption and liquidation value, par value $1.00: 2,500,000 designated, 2,500,000 issued and outstanding at March 31, 2011 and 2010	2,003,085	1,503,589

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; 8,590,315 shares issued and 8,552,345 outstanding at March 31, 2011 and 8,613,288 shares issued and 8,594,099 outstanding at March 31, 2010	8,590	8,613
Additional paid-in capital	14,302,693	13,806,871
Accumulated deficit	(9,993,989)	(9,351,126)
Treasury stock at cost, 37,970 shares at March 31, 2011 and 19,189 at March 31,2010	(27,511)	(20,277)
Total stockholders’ equity	4,289,783	4,444,081
Total liabilities and stockholders’ equity	$32,240,753	$26,194,031

  See accompanying notes to consolidated financial statements

‘mktg, inc.’
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

	2011	2010

Sales	$117,886,984	$78,025,400

Operating expenses:
Reimbursable program costs and expenses	22,477,682	15,899,887
Outside production and other program expenses	60,631,484	30,893,303
Compensation expense	24,326,119	24,834,938
General and administrative expenses	7,181,882	7,214,607
Total operating expenses	114,617,167	78,842,735

Operating income (loss)	3,269,817	(817,335)

Interest income	19,500	7,974
Interest expense	(1,388,297)	(217,632)
Other income	11,877	—
Fair value adjustments to compound embedded derivatives	(1,882,264)	184,493

Income (loss) before provision for income taxes	30,633	(842,500)

Provision for income taxes	174,000	—

Net loss	$(143,367)	$(842,500)

Basic loss per share	$(.02)	$(.11)

Diluted loss per share	$(.02)	$(.11)

Weighted average number of shares outstanding:
Basic	7,960,510	7,724,603
Diluted	7,960,510	7,724,603

  See accompanying notes to consolidated financial statements

‘mktg, inc.’
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

	Common Stock		Additional			Total
	par value $.001		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance, March 31, 2009	8,170,932	$8,170	$12,598,374	$(8,365,709)	$—	$4,240,835

Issuance of stock in connection with Maritz alliance	50,000	50	74,950	—	—	75,000

Issuance of warrants	—	—	702,811	—	—	702,811

Issuance of restricted stock	570,316	570	(570)	—	—	—

Forfeiture of restricted stock	(177,960)	(177)	177	—	—	—

Compensation cost recognized in connection with vested stock	—	—	421,345	—	—	421,345

Compensation cost recognized in connection with stock options	—	—	9,784	—	—	9,784

Purchase of treasury stock	—	—	—	—	(20,277)	(20,277)

Accretion on redeemable preferred stock	—	—	—	(142,917)	—	(142,917)

Net loss	—	—	—	(842,500)	—	(842,500)

Balance, March 31, 2010	8,613,288	8,613	13,806,871	(9,351,126)	(20,277)	4,444,081

Forfeiture of restricted stock	(22,973)	(23)	23	—	—	—

Compensation cost recognized in connection with vested stock	—	—	347,719	—	—	347,719

Compensation cost recognized in connection with stock options	—	—	148,080	—	—	148,080

Purchase of treasury stock	—	—	—	—	(7,234)	(7,234)

Accretion on redeemable preferred stock	—	—	—	(499,496)	—	(499,496)

Net loss	—	—	—	(143,367)	—	(143,367)

Balance, March 31, 2011	8,590,315	$8,590	$14,302,693	$(9,993,989)	$(27,511)	$4,289,783

  See accompanying notes to consolidated financial statements

‘mktg, inc.’
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

	2011	2010
Cash flows from operating activities:
Net loss	$(143,367)	$(842,500)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,071,982	1,192,956
Deferred rent amortization	(165,965)	(125,205)
Provision for bad debt expense	24,045	15,268
Amortization of original issue discount on senior secured notes payable	985,660	80,528
Fair value adjustments to compound embedded derivatives	1,882,264	(184,493)
Share based compensation expense	495,799	506,129
Financial instrument based compensation expense	—	216,939
Gain on sale of property and equipment	(11,877)	—
Changes in operating assets and liabilities:
Accounts receivable	1,333,078	(1,163,667)
Unbilled contracts in progress	(795,227)	833,761
Deferred contract costs	58,483	38,746
Prepaid expenses and other assets	498,862	25,354
Accounts payable	(1,213,923)	(556,176)
Accrued compensation	1,430,164	(759,595)
Accrued job costs	(1,507,305)	(1,674,499)
Other accrued liabilities	194,412	(957,293)
Income taxes payable	174,000	—
Deferred revenue	3,922,217	(2,125,745)
Net cash provided by (used in) operating activities	8,233,302	(5,479,492)

Cash flows from investing activities:
Restricted cash	(500,000)	1,993,750
Proceeds from sale of property and equipment	15,000	—
Purchases of property and equipment	(427,786)	(165,459)
Net cash (used in) provided by investing activities	(912,786)	1,828,291

Cash flows from financing activities:
Net proceeds from financing transaction	—	4,425,000
Payments of debt	—	(1,993,750)
Purchase of treasury stock	(7,234)	(20,277)
Net cash (used in) provided by financing activities	(7,234)	2,410,973

Net increase (decrease) in cash and cash equivalents	7,313,282	(1,240,228)
Cash and cash equivalents at beginning of year	663,786	1,904,014
Cash and cash equivalents at end of year	$7,977,068	$663,786

Supplemental disclosures of cash flow information:
Interest paid during the year	$402,637	$131,390
Income taxes paid during the year	$19,626	$73,250
Reclassification of debt due to anticipated repayment	$2,500,000	$—

  See accompanying notes to consolidated financial statements

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

(1)	Organization and Nature of Business

‘mktg, inc.’ (the “Company”), through its wholly-owned subsidiaries Inmark Services LLC, Optimum Group LLC, U. S. Concepts LLC, and Digital Intelligence Group LLC, is an integrated sales promotional and marketing services agency. The Company develops, manages and executes promotional programs at both national and local levels. These programs help the Company’s clients effectively promote their goods and services directly to retailers and consumers and are intended to assist them in achieving maximum impact and return on their marketing investment. The Company’s activities reinforce brand awareness, provide incentives to retailers to order and display its clients’ products, and motivate consumers to purchase those products.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, derivative financial instruments, and the Company’s Senior Secured Notes (“Senior Notes”) and Series D Convertible Participating Stock (“Series D Preferred Stock”) issued December 15, 2009. The fair values of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities generally approximate their respective carrying values due to their current nature. Derivative liabilities, as discussed below, are required to be carried at fair value. The following table reflects the comparison of the carrying value and the fair value of the Company’s Senior Notes and Series D Preferred Stock as of March 31, 2011:

	Carrying Values	Fair Values
Senior Notes (See Notes 4 and 5)	$1,822,165	$3,038,975
Series D Preferred Stock (See Notes 4 and 6)	$2,500,000	$4,877,506

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

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company issued other financial instruments with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, these instruments are required to be carried as derivative liabilities at fair value in the Company’s financial statements. See Notes 5, 6 and 7 for additional information.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

Redeemable preferred stock – Redeemable preferred stock (such as the Series D Preferred Stock, and any other redeemable financial instrument the Company may issue) is initially evaluated for possible classification as a liability under ASC 480 Financial Instruments with Characteristics of Both Liabilities and Equity. Redeemable preferred stock classified as a liability is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification, is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities under ASC 815. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, any feature that could require cash redemption for matters not within the Company’s control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. See Note 7 for further disclosures about the Company’s Series D Preferred Stock, which constitutes redeemable preferred stock.

Fair value measurements - Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of the Company’s financial statements. Significant fair value measurements resulted from the application of ASC 815 Fair Value Measurements to the Company’s Series D Preferred Stock, Secured Notes and Warrants issued in December 2009 as described in Note 7, and ASC 718 Stock Compensation to the Company’s share based payment arrangements.

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

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. At March 31, 2011 the Company had approximately $8,068,000 of cash on hand in excess of FDIC insurance limits.

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

Reimbursable program costs and expenses and outside production and other program expenses associated with the fulfillment of certain specific contracts are accrued or deferred and recognized proportionately to the related revenue. Notwithstanding the Company’s accounting policy with regard to deferred contract costs, labor costs for permanent employees are expensed as incurred.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

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

Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. Goodwill is subject to annual impairment tests which require the comparison of the fair value and carrying value of reporting units. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has one reporting unit, and uses three generally accepted methods for estimating fair value of the reporting unit; the income approach, market approach and market capitalization to determine the overall fair value. Based on such analysis, the Company did not identify any indication of impairment of its goodwill as of March 31, 2011.

Balance as of March 31, 2008	$7,357,203
Goodwill acquired during the year	2,695,029
Balance as of March 31, 2009	$10,052,232
Balance as of March 31, 2010	$10,052,232
Balance as of March 31, 2011	$10,052,232

(j)	Intangible Assets

Intangible assets include the value of a customer relationship and an internet domain name. The customer relationship intangible asset is being amortized over its estimated economic life of five years. Amortization expense for the years ended March 31, 2011 and 2010 for this asset amounted to $321,683 and $321,682, respectively.

At March 31, 2011 and 2010, our balance sheet reflected:

	2011			2010
	Gross carrying amount	Accumulated amortization	Net value	Gross carrying amount	Accumulated amortization	Net value

Customer relationship	$1,608,413	$884,627	$723,786	$1,608,413	$562,944	$1,045,469

Unamortized intangible assets:
Internet domain name	$200,000	$—	$200,000	$200,000	$—	$200,000

Amortization expense is expected to be as follows for the years ending March 31:

Fiscal Year	Amount
2012	$321,683
2013	321,683
2014	80,420
$723,786

(k)	Long-Lived Assets

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

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

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

The FASB released guidance on “Reporting Revenue Gross as a Principal versus Net as an Agent” and “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” In accordance with this guidance, the Company records its client reimbursements, including out-of-pocket expenses, as revenue on a gross basis.

(n)	Deferred Rent

Deferred rent consists of (i) the excess of the allocable straight-line rent expense to date as compared to the total amount of rent due and payable through such period, and (ii) funds received from landlords to reimburse the Company for the cost, or a portion of the cost, of leasehold improvements. Deferred rent is amortized as a reduction to rent expense over the term of the lease.

(o)	Accounting for Share Based Compensation

In accordance with FASB guidance, the Company measures all employee share based compensation awards using a fair value method and records the related expense in the financial statements over the period during which an employee is required to provide service in exchange for the award. Excess tax benefits, as defined by FASB guidance, are realized from the exercise of stock options and are reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. For each award that has a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Share based employee compensation expense for the years ended March 31, 2011 and 2010 was $495,799 and $506,129 respectively.

(p)	Income Taxes

The provision for income taxes includes federal, state and local income taxes that are currently payable. Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has provided for a full allowance against its net deferred tax asset, and except for alternative minimum tax, currently does not record an expense or benefit for federal, state and local income taxes, as any such expense or benefit would be fully offset by a change in the valuation allowance against the Company’s net deferred tax asset.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

(q)	Net Loss Per Share

Basic loss per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted shares. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options, warrants, preferred stock and restricted stock. For the years ended March 31, 2011 and 2010, stock options, warrants and preferred stock to purchase approximately 5,623,000 and 1,897,000 shares of common stock were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. The weighted average number of shares outstanding consist of:

	2011	2010
Basic	7,960,510	7,724,603
Dilutive effect of stock options, warrants, preferred stock and restricted stock	—	—
Diluted	7,960,510	7,724,603

On December 15, 2009, the Company entered into a financing agreement which included the issuance of Series D Convertible Participating Stock, convertible into 5,319,149 shares of Common Stock and warrants to purchase 2,456,272 shares of the Company’s Common Stock (see Note 4).

(r)	Recent Accounting Standards Affecting the Company

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance is effective for the Company beginning on April 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. Management currently believes that the adoption of this guidance will not have a material impact on the Company’s financial statements

Fair Value Measurements

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

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

Broad Transactions – Business Combination

In December 2010, the FASB amended the existing guidance to require a public entity, which presents comparative financial statements, to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expanded the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination, which are included in the reported pro forma revenue and earnings. The amendments are effective for the Company beginning April 1, 2011. Management currently believes that the adoption of this guidance will not have an impact on the Company’s financial statements.

(3)	Property and Equipment

Property and equipment consist of the following:

	March 31, 2011	March 31, 2010
Furniture, fixtures and equipment	$1,053,188	$2,360,155
Computer equipment	3,924,095	3,584,579
Leasehold improvements	3,796,625	4,241,934
	8,773,908	10,186,668
Less: accumulated depreciation and amortization	6,984,038	8,071,162
Property and equipment, net	$1,789,870	$2,115,506

Depreciation and amortization expense on property and equipment for the years ended March 31, 2011 and 2010 amounted to $750,299 and $871,274 respectively.

(4)	Union Capital Financing

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
MARCH 31, 2011 AND 2010

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

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

The Company evaluated the terms and conditions of the Senior Secured Notes under the guidance of ASC 815, Derivatives and Hedging. The terms of the Notes that qualify as a derivative instrument are (i) a written put option which allows the holders of the Notes to accelerate interest and principal (effectively forcing an early redemption of the Notes) in the event of certain events of default, including a change of control of the Company, and (ii) the holders’ right to increase the interest rate on the Notes by 4% per year in the event of a suspension from trading of the Company’s Common Stock or an event of default. Pursuant to ASC 815-15-25-40, put options that can accelerate repayment of principal meet the requisite criteria of a derivative financial instrument. In addition, as addressed in ASC 815-15-25-41, for a contingently exercisable put to be considered clearly and closely related to the relevant instrument and not constitute a separate derivative financial instrument, it can be indexed only to interest or credit risk. In this instance, the put instruments embedded in the Notes are indexed to events that are not related to interest or credit risk, namely, a change of control of the Company, and suspension of trading of the Company’s Common Stock. Accordingly, these features are not considered clearly and closely related to the Note, and bifurcation is necessary.

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

The following table provides the components of the allocation and the related fair values of the subject financial instruments:

		Allocation
	Fair Values	UCC	Management Buyers	Total

Proceeds:
Gross proceeds		$4,265,000	$735,000	$5,000,000
Closing costs		(325,000)	—	(325,000)
Reimbursement of investor costs		(250,000)		(250,000)
Net proceeds		$3,690,000	$735,000	$4,425,000

Allocation:
Series D Preferred Stock	$2,670,578	$1,127,574	$233,098	$1,360,672
Senior Notes	$2,536,015	1,070,519	363,293	1,433,812
Compound Embedded Derivatives (CED):
Series D Preferred Stock	$1,116,595	949,106	167,489	1,116,595
Senior Notes	$28,049	23,842	4,207	28,049
Warrants	$1,225,680	518,959	183,852	702,811
Compensation Expense		—	(216,939)	(216,939)
		$3,690,000	$735,000	$4,425,000

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

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

	Fair Value Measurements as of March 31, 2010
	Total	Level 1	Level 2	Level 3
Instruments:
Senior Notes	$1,514,340	$—	$—	$1,514,340
Warrants	849,211	—	—	849,211
Put Derivative	110,940	—	—	110,940
Series D Preferred Stock	1,503,589	—	—	1,503,589
Total Instruments	$3,978,080	$—	$—	$3,978,080

	Fair Value Measurements as of March 31, 2011
	Total	Level 1	Level 2	Level 3
Instruments:
Senior Notes	$2,500,000	$—	$—	$2,500,000
Warrants	2,837,143	—	—	2,837,143
Put Derivative	5,272	—	—	5,272
Series D Preferred Stock	2,003,085	—	—	2,003,085
Total Instruments	$7,345,500	$—	$—	$7,345,500

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

The following table presents the changes in Level 3 Instruments measured at fair value on a recurring basis for the twelve months ended March 31, 2011 and 2010:

	Total	Senior Notes	Warrants	Put Derivative	Series D Preferred Stock

Balances at, March 31, 2009	$—	$—	$—	$—	$—
Initial allocation of fair values	3,939,128	1,433,812	1,116,595	28,049	1,360,672
Fair value adjustments	(184,493)	—	(267,384)	82,891	—
Discount amortization	80,528	80,528	—	—	—
Accretion	142,917	—	—	—	142,917
Balances at, March 31, 2010	$3,978,080	$1,514,340	$849,211	$110,940	$1,503,589
Fair value adjustments	1,882,264	—	1,987,932	(105,668)	—
Discount amortization	985,660	985,660	—	—	—
Accretion	499,496	—	—	—	499,496
Balances at, March 31, 2011	$7,345,500	$2,500,000	$2,837,143	$5,272	$2,003,085

The fair value adjustments recorded for Warrants and Put Derivative are reported separately in the Statement of Operations, the discount amortization on Senior Notes is reported in interest expense, and accretion on Series D Preferred Stock is recorded to the accumulated deficit.

(5)	Debt

Debt consists of the following as of March 31, 2011 and 2010:

	March 31,2011	March 31, 2010
$2,500,000 face value, 12.5% Senior Secured Notes due December 15, 2012, net of $677,835 discount (a)	$2,500,000	$1,514,340
$2,500,000 bank term loan (b)	—	—
	2,500,000	1,514,340
Less current portion	(2,500,000)	—
Long-term debt	$—	$1,514,340

(a)	Senior Secured Notes

The Company issued $2,500,000 face value of Senior Notes on December 15, 2009 in connection with the December 15, 2009 financing described in Note 4. As described in Note 4, the proceeds from the financing were allocated among multiple financial instruments based on fair values. Proceeds allocated to the Senior Notes amounted to $1,433,811. The resulting discount is subject to amortization through charges to interest expense over the term to maturity using the effective interest method. Discount amortization included in interest expense for Fiscal 2011 amounted to $985,660. Discount amortization included in interest expense during the period from December 15, 2009 to March 31, 2010 amounted to $80,529.

The Senior Notes are secured by substantially all of the Company’s assets; bear interest at a rate of 12.5% per annum payable quarterly; and mature in one installment on December 15, 2012. The Company has the right to prepay the Secured Notes at any time. While the Secured Notes are outstanding, the Company is subject to customary affirmative, negative and financial covenants. The financial covenants include (i) a fixed charge coverage ratio test requiring the Company to maintain a fixed charge coverage ratio of not less then 1.40 to 1.00 at the close of each fiscal quarter, (ii) a minimum EBITDA test, tested at the end of each fiscal quarter, requiring the Company to generate “EBITDA” of at least $3,000,000 over the preceding four fiscal quarters, (iii) a minimum liquidity test requiring the Company to maintain cash and cash equivalents of $500,000 at all times, and (iv) limitations on capital expenditures.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

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

As described in Note 15, the parties to the derivative lawsuit pending against the Company agreed in principle to settle the matter. The terms of the settlement are anticipated to include a commitment by the Company to redeem its Senior Secured Notes. Accordingly the Company has classified the face value of the Senior Notes as a current liability as of March 31, 2011.

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

(6)	Redeemable Preferred Stock

Redeemable preferred stock consists of the following as of March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
Series D Convertible Participating Preferred Stock, par value $0.001, stated value $1.00, 2,500,000 shares designated, 2,500,000 shares issued and outstanding at March 31, 2010; redemption and liquidation value $2,951,644 at March 31, 2011	$2,003,085	$1,503,589

The Series D Preferred Stock is subject to accretion to its redemption value, through charges to equity, over the period from issuance to the contractual redemption date, discussed in Note 4, above, using the effective interest method. The redemption value is determined based upon the stated redemption amount of $1.00 per share, plus an accretion amount, more fully discussed below. For the year ended March 31, 2011, accretion amounted to $499,496. During the period from December 15, 2009 (the date of issuance) to March 31, 2010, accretion amounted to $142,917.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

(7)	Derivative Financial Instruments

The Company’s derivative financial instruments consist of compound embedded derivatives (“CED”) that were bifurcated from our Series D Preferred Stock and Senior Notes. The Preferred CED comprises the embedded conversion option and certain other equity-indexed features that were not clearly and closely related to the Series D Preferred Stock in terms of risks. The Senior Note CED comprises certain put features that were not clearly and closely related to the Senior Notes in terms of risks. Derivative financial instruments are carried at fair value. The following table reflects the components of the CEDs and changes in fair value, using the techniques and assumptions described in Note 4:

	Warrant Derivative	Put Derivative	Total
Balances at April 1, 2009	$—	$—	$—
Issuances	1,116,595	28,049	1,144,644
Fair value adjustments	(267,384)	82,891	(184,493)
Balances at March 31, 2010	849,211	110,940	960,151
Fair value adjustments	1,987,932	(105,668)	1,882,264
Balances at March 31, 2011	$2,837,143	$5,272	$2,842,415

Fair value adjustments are recorded in fair value adjustments to compound embedded derivatives in the accompanying financial statements. As a result, the Company’s earnings are and will be affected by changes in the assumptions underlying the valuation of the derivative financial instruments. The principal assumptions that have, in the Company’s view, the most significant effects are the Company’s trading market prices, volatilities and risk-adjusted market credit rates.

(8)	Stockholders’ Equity

(i) Stock Options

Under the Company’s 1992 Stock Option Plan (the “1992 Plan”), employees of the Company and its subsidiaries and members of the Board of Directors were granted options to purchase shares of Common Stock of the Company. The 1992 Plan was amended on May 11, 1999 to increase the maximum number of shares of Common Stock for which options may be granted to 1,500,000 shares. The 1992 Plan terminated in 2002, although options issued thereunder remain exercisable until the termination dates provided in such options. Options granted under the 1992 Plan were either intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or non-qualified options. Grants under the 1992 Plan were awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 1992 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors was determined by the committee of the Board of Directors. At March 31, 2011, there were options for 6,875 shares of Common Stock issued and outstanding under the 1992 Plan, which expired in April 2011.

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended so as to increase the number of shares of Common Stock available under the plan to 1,250,000. In September 2008, the 2002 Plan was amended to increase the number of shares of Common Stock available under the plan to 1,650,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Committee of the Board of Directors. At March 31, 2011, there were 297,500 options, expiring from April 2011 through September 2017, issued under the 2002 Plan that remained outstanding. Any option under the 2002 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of March 31, 2011, the Company had options or other awards for 143,929 shares of Common Stock available for grant under the 2002 Plan.

On March 25, 2010, the stockholders of the Company approved the ‘mktg, inc.’ 2010 Equity Incentive Plan (the “2010 Plan”), under which 3,000,000 shares of Common Stock have been set aside and reserved for issuance. The 2010 Plan provides for the granting to our employees, officers, directors, consultants and advisors of stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights, restricted stock units and other performance stock awards. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. The exercise price per share of a stock option, which is determined by the Compensation Committee, may not be less than 100% of the fair market value of the common stock on the date of grant. For non-qualified options the term of the option is determined by the Compensation Committee. For incentive stock options the term of the option is not more than ten years. However, if the optionee owns more than 10% of the total combined voting power of the Company, the term of the incentive stock option will be no longer than five years. The 2010 Plan automatically terminates on February 22, 2020, unless it is terminated earlier by a vote of the Company’s stockholders or the Board of Directors; provided, however, that any such action does not affect the rights of any participants of the 2010 Plan. In addition, the 2010 Plan may be amended by the stockholders of the Company or the Board of Directors, subject to stockholder approval if required by applicable law or listing requirements. At March 31, 2011, there were options to purchase 2,744,302 shares of Common Stock, expiring May 2020, issued under the 2010 Plan that remained outstanding. Any option under the 2010 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of March 31, 2011, the Company had options or other awards for 255,698 shares of Common Stock available for grant under the 2010 Plan.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

The maximum contractual life for any of the options is ten years. The Company uses the Black-Scholes model to estimate the value of stock options granted under FASB guidance. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of options.

A summary of option activity under all plans as of March 31, 2011, and changes during the two-year period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term	Aggregate intrinsic value

Balance at March 31, 2009	$2.19	318,125	4.95	$—
Granted	$—	—
Exercised	—	—
Canceled	$3.38	(6,875)

Balance at March 31, 2010	$2.16	311,250	4.05	$—
Granted	.43	2,744,302
Exercised	—	—
Canceled	$2.00	(6,875)
Balance at March 31, 2011 (vested and expected to vest)	$0.60	3,048,677	8.55	$701,196
Exercisable at March 31, 2011	$2.16	304,375	3.14	$—

Total unrecognized compensation cost related to vested and expected to vest options at March 31, 2011 amounted to $562,694 and is expected to be recognized over a weighted average period of 3.14 years. Total compensation cost for all outstanding option awards for the years ended March 31, 2011 and 2010 amounted to $148,080 and $9,784, respectively.

(ii) Warrants

At March 31, 2011 and March 31,2010 there were warrants outstanding to purchase 2,456,272 shares of common stock at a price of $.001 per share, which were issued in the December 2009 financing and expire December 15, 2015. At March 31, 2010 there was also an outstanding warrant to purchase 40,766 shares of common stock at an exercise price per share of $3.68 held by one individual, which expired on April 30, 2010. The aggregate intrinsic value of the warrants outstanding at March 31, 2011 and March 31, 2010 was $2,036,249 and $906,364, respectively.

(iii) Restricted Stock

During the year ended March 31, 2010, the Company awarded 520,316 shares of Common Stock initially subject to forfeiture (“restricted stock”) pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements under the Company’s 2002 Plan. In addition, in Fiscal 2010 the Company awarded 50,000 shares of restricted stock to an employee that were not issued under the Company’s 2002 Plan. There were no shares of restricted stock awarded during the year end March 31, 2011.

As of March 31, 2011 the Company had awarded 1,188,571 shares (net of forfeited shares) of restricted stock under the Company’s 2002 Plan, and 209,767 shares (net of forfeited shares) of restricted stock that were not issued under the Company’s 2002 Plan. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at their respective grant dates amount to approximately $2,355,994 and are recognized ratably as compensation expense over the vesting periods. The shares of restricted stock granted pursuant to such agreements vest in various tranches over one to five years from the date of grant.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

The shares awarded to employees under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

A summary of all non-vested stock activity as of March 31, 2011, and changes during the two years then ended is presented below:

	Weighted average grant date fair value	Number of shares	Aggregate Intrinsic Value	Weighted average remaining contractual term

Unvested at March 31, 2009	$2.34	627,806	$583,860	4.08

Awarded	$1.06	570,316
Vested	$1.87	(233,196)
Forfeited	$2.08	(177,960)

Unvested at March 31, 2010	$1.92	786,966	$291,177	3.57

Awarded	$—	—
Vested	$1.81	(263,148)
Forfeited	$2.37	(22,973)

Unvested at March 31, 2011	$1.96	500,845	$415,701	2.62

Total unrecognized compensation cost related to unvested stock awards at March 31, 2011 amounted to $610,995 and is expected to be recognized over a weighted average period of 2.62 years. Total compensation cost for the stock awards amounted to $347,719 and $496,345 for the years ended March 31, 2011 and 2010, respectively.

(9)	Income Taxes

The components of income tax provision from continuing operations for the years ended March 31, 2011 and 2010 are as follows:

	2011	2010
Current:
State and local	$93,000	$—
Federal	81,000	—
	174,000	—
Deferred:
State and local	167,495	(49,046)
Federal	888,960	(261,251)
Change in valuation allowance	(1,056,455)	310,297
	—	—

	$174,000	$—

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

The differences between the provision for income taxes from continuing operations computed at the federal statutory rate and the reported amount of tax expense attributable to income from continuing operations before provision for income taxes for the years ended March 31, 2011 and 2010 are as follows:

	2011	2010
Statutory federal income tax	34.0%	(34.0)%
State and local taxes, net of federal benefit	625.3	(3.8)
Permanent differences	3,053.8	1.0
Alternative minimum tax	303.6	—
Valuation allowance	(3,448.7)	36.8
Effective tax rate	568.0%	—%

The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in net deferred tax asset are as follows:

	2011	2010
Deferred tax (liabilities) assets:
Unbilled revenue	$(306,139)	$(608,163)
Allowance for doubtful accounts	126,839	115,241
Accrued compensation	728,002	103,587
Goodwill, principally due to differences in amortization	(1,715,131)	(1,056,029)
Net operating loss carryforwards	3,813,583	5,458,518
Share-based payment arrangements	304,592	314,950
Other	462,190	142,287
Deferred tax asset, net	3,413,936	4,470,391
Valuation allowance	(3,413,936)	(4,470,391)
Net deferred tax asset	$—	$—

At March 31, 2011, the Company had federal net operating loss carry-forwards of approximately $9,502,000 that begin to expire on March 31, 2026, as follows:

Fiscal Year End	Amount
2026	$1,230,000
2029	6,857,000
2030	1,415,000
$9,502,000

In assessing the realizability of deferred tax assets, management considers, in light of available objective evidence, whether it is more likely than not that some or all of such assets will be utilized in future periods. At March 31, 2011, the Company has incurred losses for fiscal years 2004 through 2011 for financial reporting purposes aggregating $13,817,000 and would have been required to generate approximately $8,535,000 of aggregate taxable income, exclusive of any reversals or timing differences, to fully utilize its net deferred tax asset. Accordingly, based upon the available objective evidence, particularly the Company’s history of losses, the Company provided for a full valuation allowance against its net deferred tax asset at March 31, 2011.

It is the Company’s practice to include interest and penalties in tax expense.

The Company currently has no federal or state tax examinations in progress and is no longer subject to federal and state income tax audits by taxing authorities for years prior to March 2008.

(10)	Significant Customers

For each of the years ended March 31, 2011 and 2010, Diageo North America, Inc. (“Diageo”) accounted for approximately 62% and 63% of the Company’s revenues, respectively. At March 31, 2011 and 2010, Diageo accounted for 68% and 71%, respectively, of the Company’s accounts receivable. For the years ended March 31, 2011 and 2010, our second largest customer accounted for approximately 16% and 12% of the Company’s revenue, respectively. At March 31, 2011 and 2010, this customer accounted for 17% and 18% respectively, of the Company’s accounts receivable.

(11)	Employee Benefit Plan

The Company has a savings plan available to substantially all salaried employees which is intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Pursuant to the 401(k) Plan, employees may contribute up to 15% of their eligible compensation, up to the maximum amount allowed by law. The Company at its sole discretion may from time to time make discretionary matching contributions as it deems advisable. The Company’s current policy is to match its employee’s contributions to the 401(k) Plan at the rate of 50%, with the maximum matching contribution per employee being the lower of 2.5% of salary or $6,125 in any calendar year. For the years ended March 31, 2011 and 2010, the Company made discretionary contributions of approximately $184,000 and $156,000, respectively.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

(12)	Leases

The Company has several non-cancelable operating leases, primarily for property, that expire through June 2015. Rent expense for the years ended March 31, 2011 and 2010 amounted to approximately $1,533,000 and $1,535,000, respectively. Future non-cancelable minimum lease payments under all of the leases as of March 31, 2011 are as follows:

Year ending March 31,

2012	$1,579,000
2013	1,527,000
2014	1,514,000
2015	1,442,000
2016	467,000
Thereafter	0
$6,529,000

(13)	Employment Agreements

In June 2008, upon the acquisition of mktgpartners the Company employed Charles Horsey, the principal member of mktgpartners, as its Chief Operating Officer. The Company subsequently entered into a three-year employment agreement with Mr. Horsey upon his appointment as the Company’s President. In May 2010, the Company further amended the agreement so that Mr. Horsey now serves as the Company’s Chief Executive Officer in addition to its President. The employment agreement, as amended, expires April 1, 2014, provides for an annual base salary of $349,800, which is subject to additional increases of 3% each year, and an annual bonus targeted at 50% of the base salary. Pursuant to the employment agreement, in the event that Mr. Horsey’s employment is terminated by the Company without “Cause” or by Mr. Horsey for “Good Reason,” Mr. Horsey will be entitled to severance pay equal to twelve months of his then base salary plus $100,000.

(14)	Related Party Transactions

Charles Horsey, who was not then employed by the Company, but who is currently its President and Chief Executive Officer, was mktgpartners’ principal member. In July 2009, following the approval of the Company’s Audit Committee, which was based on mktgpartners’ performance following the acquisition and other relevant factors, the cash of $750,000 that was placed into escrow at the time of the acquisition was released to mktgpartners. In addition, the entire share consideration consisting of 332,226 shares of common stock was released to mktgpartners in January 2010. As a condition to their participation in the December 2009 Stock financing, Union Capital required that directors, officers and employees collectively purchase $735,000 of the securities issued in the financing on the same terms and conditions as Union Capital. Directors, officers and employees participating in the financing included Marc Particelli, the Chairman of the Board of the Company at that time, who invested $500,000 in the financing, and Charles Horsey, who invested $200,000 in the financing. As a result of their respective investments, Mr. Particelli was issued a Senior Note in the principal amount of $250,000, 250,000 shares of Series D Preferred Stock and a Warrant to purchase 245,627 shares of Common Stock; and Mr. Horsey was issued a Senior Note in the principal amount of $100,000, 100,000 shares of Series D Preferred Stock and a Warrant to purchase 98,251 shares of Common Stock.

(15)	Derivative Complaint

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

On June 30, 2010 the defendants filed a motion to dismiss the Complaint. Thereafter, on October 27, 2010, Mr. Murphy filed an Amended Complaint with the Court, naming the investors in the Company’s December 2009 financing as additional defendants. In addition to repeating the allegations made in the original Complaint, the Amended Complaint alleges that the investors in the Company’s December 2009 financing were unjustly enriched at the Company’s expense, and seeks the rescission of the financing transaction, or in the alternative, the reformation of the terms of the financing. On December 23, 2010 the defendants filed a motion to dismiss the Amended Complaint. The Court scheduled a hearing on the motion for April 7, 2011.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

Shortly before the hearing was held on the motion to dismiss, the parties (including the Company) agreed in principle to settle the matter. The terms of the settlement are anticipated to include a commitment by the Company to redeem its Senior Secured Notes. The settlement is not expected to have a material adverse impact on finances of the Company. However, the precise terms of the settlement are under negotiation and subject to final approval by all parties, and approval by the Court. Although the Company believes that a final settlement will be reached during the 2012 fiscal year, it is not certain that the parties will ultimately agree on specific terms, or that the Court (whose approval of any settlement is required) will approve the terms that the parties may agree upon. In the event the parties are unable to conclude a final settlement, for whatever reason, the litigation will resume. The ultimate outcome of any litigation is uncertain and could result in substantial damages.

The Company has obligations to provide indemnification to its officers and directors (and former officers and directors), as well as to the investors in the December 2009 financing, including for all legal costs incurred by them in defending these claims. Through the year ended March 31, 2011, the Company had incurred approximately $831,000 in legal expenses in connection with its defense of the lawsuit and its indemnification obligations.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluates the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In accordance with these standards, management assessed and tested, on a sample basis, the Company’s internal control over financial reporting. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to each Director and executive officer of the Company.

DIRECTORS

Gregory J. Garville(1) Age: 58 Director since December 2009; Chairman of the Board
Chairman of the Board of the Company since August 12, 2010. Mr. Garville has been the President of Union Capital Corporation since 1998, having joined Union Capital in 1983 as Director of Corporate Development. Mr. Garville began his career as a staff accountant with Union Carbide Corporation and held financial positions with the Rank Group Plc. and ENI. During his tenure at Union Capital, he has completed over 30 leveraged buy out transactions and managed portfolio investments in the advertising, marketing services, commercial and digital printing, direct mail, importing and distribution industries. We believe that Mr. Garville’s extensive business and management experience qualifies him to serve on our Board.

Charles Horsey Age: 43 Director since March 2009; Chief Executive Officer and President
Mr. Horsey has served as the Company’s Chief Executive Officer since May 12, 2010 and as its President since March 1, 2009, and previously served as the Company’s Chief Operating Officer from December 22, 2008 until his appointment as President. Mr. Horsey originally joined the Company as an Executive Vice President on June 30, 2008 upon the Company’s acquisition of 3 For All Partners, LLC d/b/a mktgpartners (“mktgpartners”). Mr. Horsey helped found mktgpartners in 2003 and served as its Chief Executive Officer from January 2007 until it was acquired by the Company. Previously, from 1992 until co-founding mktgpartners, Mr. Horsey held various positions in the Contemporary Marketing division of Clear Channel Communications, Inc., culminating with his appointment as Chief Executive Officer of that division. We believe that Mr. Horsey’s industry experience and service as our Chief Executive Officer qualify him to serve on our Board.

Elizabeth Black Age: 66 Director since January 2010
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

Richard L. Feinstein Age: 68 Director since January 2010
Retired partner of KPMG LLP, and currently a private consultant providing management and financial advice to clients in a variety of industries. From April 2004 to December 2004, Mr. Feinstein, as a consultant, served as Chief Financial Officer for Image Technology Laboratories, Inc., a developer and provider of radiological imaging, archiving and communications systems. From December 1997 to October 2002, Mr. Feinstein was a Senior Vice President and Chief Financial Officer for The Major Automotive Companies, Inc., formerly a diversified holding company, but now engaged solely in retail automotive dealership operations. Since September 2010, Mr. Feinstein, as a consultant, serves as Chief Financial Officer for Amertrans Capital Corporation, a closed-end investment company. From April 2003 to May 2011, Mr. Feinstein served as a director of EDGAR Online, Inc. He also serves as a director and chief financial officer of USA Fitness Corps, a not-for-profit using the services of returning veterans to provide fitness training to children who are at risk for obesity. Mr. Feinstein, a Certified Public Accountant, received a B.B.A. degree from Pace University. We believe that Mr. Feinstein’s extensive financial accounting and auditing experience qualifies him to serve on our Board.

Arthur G. Murray(1) Age: 66 Director since December 2009
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

Marc C. Particelli Age: 66 Director since February 2005
Chairman of the Board of the Company from July 12, 2006 until August 12, 2010, and its interim President and Chief Executive Officer from July 12, 2006 until October 9, 2006. Mr. Particelli was the Chief Executive Officer of Modem Media, an interactive marketing services firm, from January 1991 until its acquisition by Digitas Inc. in October 2004, and more recently, from August 2005 until March 2006, he was the Chief Executive Officer of TSM Corporation, a telecommunications company serving the Hispanic market. Earlier, Mr. Particelli was a partner at Oak Hill Capital Management, a private equity investment firm, and managing director at Odyssey Partners L.P., a hedge fund. Prior to entering the private equity business, Mr. Particelli spent 20 years with Booz Allen where he helped create the Marketing Industries Practice and led its expansion across Europe, Asia and South America. Mr. Particelli also currently serves as a director of and investor in several private companies, and as an advisor to several private equity firms. Mr. Particelli presently serves as a director of CIN Legal Data Services. We believe that Mr. Particelli’s business and industry experience, as well as his prior experience with the Company, qualify him to serve on our Board.

EXECUTIVE OFFICERS

Paul Trager Age: 51 Chief Financial Officer
Mr. Trager, a Certified Public Accountant, has served as the Company’s Chief Financial Officer since April 1, 2011. Mr. Trager originally joined the Company as a Senior Vice President – Financial Planning and Analysis on June 30, 2008 upon the Company’s acquisition of mktgpartners, and had served as mktgpartners’ Chief Financial Officer from March 2007 until it was acquired by the Company. Previously, from May 2005 until joining mktgpartners, Mr. Trager was an Aarons Rents franchise owner. Prior to May 2005, Mr. Trager was a partner in the accounting firm Weinick Sanders Leventhal &Co.

James R. Haughton Age: 52 Senior Vice President – Controller
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

Audit Committee

The Company has an Audit Committee currently composed of Richard L. Feinstein (Chairman), Elizabeth Black and Marc C. Particelli. The Board of Directors has determined that Richard L. Feinstein is an “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K and is independent as defined in Nasdaq Listing Rule 5605(a)(2).

Compliance With Section 16(a) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and Directors and persons who own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. To the Company’s knowledge, based solely on a review of the Forms 3, 4, and 5 submitted to the Company during and with respect to Fiscal 2011, there were no known failures to file a required Form 3, 4 or 5, and no known late filings of a required Form 3, 4 or 5 by any person required to file such forms with respect to the Company pursuant to Section 16 of the Exchange Act.

Code of Conduct

The Company maintains a Code of Conduct that is applicable to all of the Company’s and its subsidiaries’ employees, including the Company’s Chief Executive Officer, Chief Financial Officer and Controller. The Code of Conduct, which satisfies the requirements of a “code of ethics” under applicable Securities and Exchange Commission rules, contains written standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely and understandable public disclosures and communications, including financial reporting; compliance with applicable laws, rules and regulations; prompt internal reporting of violations of the code; and accountability for adherence to the code.

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

Our compensation arrangements with those persons who served as our executive officers for all or part of Fiscal 2011 primarily reflect the individual circumstances surrounding the applicable executive officer’s hiring or appointment, as reflected in the employment agreements we entered into with those persons. The foregoing information is intended to provide context for the discussion that follows regarding our compensation arrangements with those persons who served as our executive officers for all or part of Fiscal 2011.

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

●
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

Management Bonus Plan

On May 12, 2010, upon the recommendation of the Company’s Compensation Committee, the Company’s Board of Directors approved a Management Bonus Plan. Pursuant to the Management Bonus Plan, the Company’s Chief Executive Officer and other employees of the Company selected by him are eligible to be paid annual cash bonuses from a bonus pool. The bonus pool is only funded to the extent specified EBITDA thresholds approved of by the Company’s Board of Directors are achieved, and the actual amount of the bonus pool in each year (if any) is determined by the amount by which such thresholds are exceeded. For Fiscal 2011, the maximum amount of the bonus pool, which was determined in May 2010, was funded as a result of the Company’s performance for the fiscal year. Bonuses under the plan are paid following the completion of the audit of the Company’s financial statements.

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

●	Stock option grants vesting over four years and subject to the achievement of EBITDA targets set by the Board of Directors, awarded at the discretion of the Committee .

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

Senior Vice President - Controller

In connection with his appointment as Senior Vice President – Controller, Chief Accounting Officer in March 2009, the Committee approved the award to Mr. Haughton of 25,000 shares of restricted Common Stock vesting over a five-year period. In addition, in May 2010, following the approval of the Committee, Mr. Haughton was granted an option to purchase 144,437 shares of Common Stock at an exercise price of $0.43 per share, with such option vesting over four years and subject to the achievement of EBITDA targets set by the Board of Directors.

Other Benefits

The Company believes that establishing competitive benefit packages for its employees is an important factor in attracting and retaining highly qualified personnel. Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, and the Company’s 401(k) plan, in each case on the same basis as other employees. During Fiscal 2011, consistent with the Company’s practice with respect to all of its employees, the Company provided matching contributions under its 401(k) plan. Other than the 401(k) plan offered to all of its eligible employees, the Company does not offer retirement benefits.

SUMMARY COMPENSATION TABLE

The following table shows compensation awarded to or earned by Charles Horsey, the Company’s President and Chief Executive Officer; and James Haughton, the Company’s Senior Vice President – Controller and Principal Financial Officer during Fiscal 2011(together, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards (1) ($)	Option Awards (2) ($)		NonEquity Incentive Plan Compensation (3) ($)	All Other Compensation ($)		Total ($)
Charles Horsey, President (4)	2011	$348,150	$—		$246,901	$200,662	$6,228	(5)	$801,941
	2010	$330,000	$—		$—	$—	$2,063	(5)	$332,063
	2009	$220,877	$377,883	$		$—	$—		$598,760

James R. Haughton, Senior Vice President – Controller (6)	2011	$198,708	$—		$37,409	$75,301	$4,222	(5)	$315,640
	2010	$190,000	$—		$—	$—	$4,156	(5)	$194,156
	2009	$190,000	$86,200		$—	$—	$990	(5)	$277,190

(1)
The value of stock awards granted to the Named Executive Officers has been estimated pursuant to FASB ASC Topic 718. The Named Executive Officers will not realize the estimated value of these awards in cash until these awards are vested and sold. For information regarding our valuation of awards of restricted stock, see “Restricted Stock” in Note 8 of our financial statements.

(2)
The value of options granted to the Named Executive Officers has been estimated pursuant to FASB ASC Topic 718. The Named Executive Officers will not realize the estimated value of these awards in cash unless and until the options are exercised and the shares issuable thereunder are sold for a price in excess of the exercise price. For information regarding our valuation of awards of options, see “Stock Options” in Note 8 of our financial statements.

(3)	Amounts are payable under our Management Bonus Plan based on the achievement of EBITDA targets set for Fiscal 2011.
(4)	Commenced employment with the Company on June 30, 2008.
(5)	Consists of 401(k) matching contributions.
(6)	Was appointed Senior Vice President – Controller on March 1, 2009 and was not previously a Named Executive Officer.

Outstanding Equity Awards at March 31, 2011
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of shares or Units of Stock That Have Not Vested (2) (#)	Market Value of shares or Units of Stock That Have Not Vested ($)

Charles Horsey	0	953,284	$0.43	4/1/2020	60,000	$49,800
James R. Haughton	0	144,437	$0.43	4/1/2020	30,000	$24,900

(1)
These options vest in quarterly installments of 25% on each of April 1, 2011, April 1, 2012, April 1, 2013, and April 1, 2014, provided that other than the first 25% that vested on April 1, 2011, all vesting is subject to the achievement of EBITDA targets set forth in the grant notices for these options.

(2)
The 60,000 shares of restricted Common Stock held by Mr. Horsey that had not vested as of March 31, 2011 vest as follows: (i) 13,954 shares vest on June 30, 2011, (ii) 13,953 shares vest on June 30, 2012, (iii) 13,954 shares vest on June 30, 2013, (iv) 6,047 shares vest on March 1, 2012, (v) 6,046 shares vest on March 1, 2013, and (vi) 6,046 shares vest on March 1, 2014. The 30,000 shares of restricted Common Stock held by Mr. Haughton that had not vested as of March 31, 2011 vest as follows: (i) 5,000 shares vest on March 1, 2012, (ii) 5,000 shares vest on March 1, 2013, (iii) 5,000 shares vest on March 1, 2014, (iv) 3,000 shares vest on November 1, 2011, (v) 3,000 shares vest on November 1, 2012, (vi) 3,000 shares vest on November 1, 2013, (vii) 2,000 shares vest on August 6, 2011, (viii) 2,000 shares vest on August 6, 2012, and (ix) 2,000 shares vest on August 6, 2013.

Executive Employment Contracts, Termination of
Employment and Change-in-Control Arrangements

Charles Horsey. On June 30, 2008, the Company entered into an Employment Agreement with Mr. Horsey in connection with the acquisition of mktgpartners. The Employment Agreement was subsequently amended upon Mr. Horsey’s promotion to Chief Operating Officer and again in May 2010. Pursuant to the Employment Agreement, as amended:

●	Mr. Horsey is currently entitled to a base salary of $365,500 per annum, subject to increases of three percent on April 1 of each year.

●	Mr. Horsey’s target bonus is 50% of his base salary. Such bonus is contingent on achieving EBITDA targets approved of by the Company’s Board of Directors.

●	The term of Mr. Horsey’s employment is until April 1, 2014.

●
In the event of the termination of his employment by the Company other than for “Cause” or by Mr. Horsey for “Good Reason” (as such terms are defined in the employment agreement), Mr. Horsey will be entitled to severance payments equal to 12 months of his then base salary, plus $100,000.

James R. Haughton. Mr. Haughton is currently employed with the Company pursuant to a letter agreement under which he is compensated by the Company at the rate of $205,500 per annum and eligible to receive an annual bonus targeted at 40% of base salary.

Compensation of Directors

The following table shows for the Fiscal 2011 certain information with respect to the compensation of all non-employee directors of the Company.

Name	Fees Earned or Paid in Cash ($)	All other compensation ($)	Total ($)
Marc C. Particelli (1)	$61,500	—	$61,500
Elizabeth Black	$56,000	—	$56,000
Richard L. Feinstein	$56,000	—	$56,000
Gregory J. Garville(2)	$—	—	$—
Arthur G. Murray(2)	$—	—	$—

(1)	At March 31, 2010, Mr. Particelli held options to purchase an aggregate of 165,000 shares of Common Stock.
(2)
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

Current Director Compensation

Pursuant to the terms of the agreements we entered into in connection with our December 2009 financing, the compensation we currently pay our directors is limited to cash compensation of (i) $4,000 per attendance at a meeting of the Board of Directors, (ii) $2,000 for participation in a telephonic meeting of the Board of Directors, and (iii) $2,000 per attendance at or participation in a meeting of a committee of the board of directors. Directors designated by the holders of our Series D Preferred Stock are not entitled to the foregoing compensation. All Directors are reimbursed for reasonable travel expenses incurred in connection with attending Board meetings. Directors no longer receive the stock grants described below.

Compensation Committee Interlocks and Insider Participation

None of the current members of the Compensation Committee have been, or are, an officer or employee of the Company. During Fiscal 2011, none of our executive officers served as a member of the Board of Directors or compensation committee (or other committee performing equivalent functions) of any entity that had one or more executive officers serving as a member of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of May 31, 2011 with respect to stock ownership of (i) those persons or groups known to the Company to beneficially own more than 5% of the Company’s outstanding Common Stock, (ii) each of the Company’s Directors and executive officers named in the summary compensation table, and (iii) the Company’s Directors and executive officers as a group. Unless otherwise indicated, the named beneficial owner has sole voting and investment power with respect to the shares.

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)

(i)	Beneficial Owners of More Than 5% of the Common Stock (Other
	Than Directors, Nominees and Executive Officers)

	UCC-mktg Investment, LLC	6,632,434	(2)	43.7%
	UCC-mktg Partners, LLC
	c/o Union Capital Corporation
	445 Park Avenue, 14th Floor
	New York, NY 10022

	James C. Marlas	6,819,593	(3)	44.9%
	c/o Union Capital Corporation
	445 Park Avenue, 14th Floor
	New York, NY 10022

	Rutabaga Capital Management	883,673	(4)	10.3%
	64 Broad Street, 3rd Floor
	Boston, MA 02109

	Aquifer Capital Group, LLC	532,763	(5)	6.2%
	Adam M. Mizel
	460 Park Avenue, Suite 2101
	New York, NY 10022

	John P. Benfield	462,248		5.4%
	63 Murray Ave.
	Port Washington, NY 11050

	Donald A. Bernard	501,648		5.9%
	85 Tintern Lane
	Scarsdale, NY 10583

	Thomas E. Lachenman	435,698	(6)	5.1%
	7788 White Road
	Rising Sun, Indian 47040

	Brian Murphy	523,359		6.1%
	16 Beach Lane
	Westhampton Beach, New York 11978

(ii)	Directors, Nominees and Executive Officers

	Marc C. Particelli	1,301,719	(7)	13.8%
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

	Charles Horsey	699,991	(8)	7.9%
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

	Elizabeth Black	0		*
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

	Richard L. Feinstein	0		*
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

	Gregory J. Garville	6,632,434	(2)	43.7%
	c/o Union Capital Corporation
	445 Park Avenue, 14th Floor
	New York, NY 10022

	Arthur G. Murray	0	(9)	*
	c/o Union Capital Corporation
	445 Park Avenue, 14th Floor
	New York, NY 10022

	James R. Haughton	55,604	(10)	*
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

(iii)	All Directors and Executive Officers as a Group (8 persons)	8,689,748	(11)	50.3%

*	Less than 1%.

(1)
All information was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission or otherwise available to the Company, and based on 8,552,345 shares of Common Stock on May 31, 2011.

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

(4)	Based solely on a Schedule 13G/A filed with the SEC on April 18, 2011.

(5)	Based solely on a Schedule 13D initially filed with the SEC on July 21, 2008 and amended by an amendment filed with the SEC on April 30, 2009.

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

(8)
Includes 60,000 shares of restricted stock that are subject to forfeiture, 212,766 shares of Common Stock issuable upon conversion of 100,000 shares of Series D Preferred Stock, and warrants to purchase 98,251 shares of Common Stock. Does not include 953,284 shares of Common Stock issuable upon exercise of options that are not currently exercisable.

(9)	Mr. Murray is a director and member of UCC Partners and disclaims beneficial ownership of the shares held by it.

(10)	Includes 30,000 shares of restricted stock subject to forfeiture. Does not include 144,437 shares of Common Stock issuable upon exercise of options that are not currently exercisable.

(11)
Includes 5,228,723 shares of Common Stock issuable upon conversion of Series D Preferred Stock, 165,000 shares of Common Stock issuable upon exercise of immediately exercisable options, 2,414,515 shares of Common Stock issuable upon exercise of immediately exercisable warrants and 90,000 shares of restricted stock subject to forfeiture.

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

Management Participation in Series D Preferred Stock Financing

As a condition to their participation in the December 2009 Series D Preferred Stock financing, Union Capital required that directors, officers and employees of ours collectively purchase $735,000 of the securities issued in the financing on the same terms and conditions as Union Capital. Directors, officers and employees participating in the financing included Marc Particelli, who invested $500,000 in the financing, and Charles Horsey, who invested $200,000 in the financing. As a result of their respective investments, Mr. Particelli was issued a Senior Secured Note in the principal amount of $250,000, 250,000 shares of Series D Preferred Stock and a warrant to purchase 245,627 shares of Common Stock at an exercise price of $.001 per share; and Mr. Horsey was issued a Senior Secured Note in the principal amount of $100,000, 100,000 shares of Series D Preferred Stock and a warrant to purchase 98,251 shares of Common Stock at an exercise price of $.001 per share.

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

Item 14.	Principal Accounting Fees and Services.

Principal Accounting Firm Fees

The following table sets forth the aggregate fees billed to and accrued by the Company for Fiscal 2011 and Fiscal 2010 by ParenteBeard LLC.

	Fiscal 2011	Fiscal 2010
Audit Fees (for audit of annual financial statements and review of quarterly financial statements)	$261,000	$225,000
Tax Fees (for federal, State and local tax compliance and planning)	51,500	50,000
All Other Fees (1)	25,000	34,000
Total	$337,500	$309,000

(1) For Fiscal 2011 and 2010, these fees relate to the audit of the Company’s 401(k) plan and nonrecurring non-attest special projects.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy requiring pre-approval by the Audit Committee of all services (audit and non-audit) to be provided to the Company by its independent auditor. In accordance with that policy, the Audit Committee approved all audit and non-audit services rendered to the Company by ParenteBeard LLC in Fiscal 2011 and Fiscal 2010 and has determined that the provision of non-audit services by such auditors was compatible with maintaining their independence.

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

10.3*
Employment Agreement, dated June 30, 2008, between the Registrant and Charles Horsey, and Amendment to Employment Agreement, dated December 22, 2008, between the Registrant and Charles Horsey (incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K dated December 22, 2008, filed with the Securities and Exchange Commission on December 30, 2008).

10.4*
Second Amendment to Employment Agreement, dated May 12, 2010, between the Registrant and Charles Horsey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 12, 2010, filed with the Securities and Exchange Commission on May 18, 2010).

10.5*
Restricted Stock Agreement, dated December 22, 2008, between the Registrant and Charles Horsey (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 22, 2008, filed with the Securities and Exchange Commission on December 30, 2008).

10.6*
Letter Agreement, dated as of July 1, 2008, between the Registrant and Paul Trager (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 1, 2011, filed with the Securities and Exchange Commission on April 5, 2011).

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

10.11*
‘mktg, inc.’ 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 25, 2010, filed with the Securities and Exchange Commission on March 29, 2010).

10.12*
‘mktg, inc.’ Management Bonus Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 12, 2010, filed with the Securities and Exchange Commission on May 18, 2010).

10.13
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

Dated: June 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature and Title		Signature and Title

By:	/s/ Charles W. Horsey	By:	/s/ James R. Haughton
	Charles W. Horsey		James R. Haughton
	President and Chief Executive Officer and Director		Senior Vice President - Controller
	(Principal Executive Officer)		(Principal Accounting Officer)

Dated: June 16, 2011		Dated: June 16, 2011

By:	/s/ Elizabeth Black	By:	/s/ Paul Trager
	Elizabeth Black		Paul Trager
	Director		Chief Financial Officer
(Principal Financial Officer)
Dated: June 16, 2011		Dated: June 16, 2011

By:	/s/ Richard L. Feinstein	By:	/s/ Marc C. Particelli
	Richard L. Feinstein		Marc C. Particelli
	Director		Director

Dated: June 16, 2011		Dated: June 16, 2011

By:	/s/ Gregory J. Garville	By:	/s/ Arthur G. Murray
Gregory J. Garville		Arthur G. Murray
Director		Director

Dated: June 16, 2011		Dated: June 16, 2011