Form 10-Q
period 2011-06-30
'mktg, inc.'
filed 2011-07-29
CIK 886475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

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
Yes ☐                                                                           No ☒

As of July 25, 2011, 8,800,845 shares of the Registrant’s Common Stock, par value $.001 per share, were outstanding.

INDEX
‘mktg, inc.’

PART I - FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements

‘mktg, inc.’
Condensed Consolidated Balance Sheets
June 30, 2011 (Unaudited) and March 31, 2011

	June 30, 2011	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$6,689,407	$7,977,068
Accounts receivable, net of allowance for doubtful accounts of $317,000 at June 30, 2011 and March 31, 2011	9,272,339	7,686,383
Unbilled contracts in progress	1,473,946	1,535,767
Deferred contract costs	761,038	1,177,484
Prepaid expenses and other current assets	235,188	172,970
Total current assets	18,431,918	18,549,672

Property and equipment, net	1,712,251	1,789,870

Restricted cash	500,000	500,000
Goodwill	10,052,232	10,052,232
Intangible assets - net	843,365	923,786
Other assets	443,227	425,193
Total assets	$31,982,993	$32,240,753

Liabilities and Stockholders’ Equity
Current liabilities:
Senior secured notes payable	$2,500,000	$2,500,000
Accounts payable	843,977	944,764
Accrued compensation	654,364	1,861,778
Accrued job costs	971,540	1,683,477
Other accrued liabilities	2,016,009	2,196,839
Income taxes payable	—	174,000
Deferred revenue	13,432,039	12,287,624
Total current liabilities	20,417,929	21,648,482

Deferred rent	1,394,786	1,456,988
Warrant derivative liability	2,680,150	2,837,143
Put option derivative	4,280	5,272
Total liabilities	24,497,145	25,947,885

Commitments and contingencies

Redeemable Series D Convertible Participating Preferred Stock, $3,038,904 redemption and liquidation value, par value $1.00: 2,500,000 designated shares, 2,500,000 issued and outstanding shares at June 30, 2011	2,130,145	2,003,085

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; 8,838,815 shares issued and 8,800,845 outstanding at June 30, 2011 and 8,590,315 shares issued and 8,552,345 outstanding at March 31, 2011	8,839	8,590
Additional paid-in capital	14,404,525	14,302,693
Accumulated deficit	(9,030,150)	(9,993,989)
Treasury stock at cost, 37,970 shares at June 30, 2011 and March 31, 2011	(27,511)	(27,511)
Total stockholders’ equity	5,355,703	4,289,783
Total liabilities and stockholders’ equity	$31,982,993	$32,240,753

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Condensed Consolidated Statements of Operations
Three Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended June 30,
	2011	2010

Sales	$31,328,685	$29,136,788

Operating expenses:
Reimbursable program costs and expenses	7,147,447	5,480,754
Outside production and other program expenses	14,852,836	15,499,353
Compensation expense	6,587,887	5,684,731
General and administrative expenses	1,666,286	1,782,419
Total operating expenses	30,254,456	28,447,257

Operating income	1,074,229	689,531

Interest expense, net	(96,315)	(162,368)
Fair value adjustments to compound embedded derivatives	157,985	186,230

Income before provision for income taxes	1,135,899	713,393

Provision for income taxes	45,000	—

Net income	$1,090,899	$713,393

Basic earnings per share	$.14	$.09
Diluted earnings per share	$.07	$.05

Weighted average number of common shares outstanding:
Basic	8,079,744	7,842,377
Diluted	15,852,912	15,611,730

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Condensed Consolidated Statements of Cash Flows
Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:

Net income	$1,090,899	$713,393
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	241,412	279,414
Deferred rent amortization	(62,202)	(41,203)
Provision for bad debt expense	—	18,660
Amortization of original issue discount on senior secured notes payable	—	71,701
Fair value adjustments to compound embedded derivatives	(157,985)	(186,230)
Share based compensation expense	102,081	86,851
Changes in operating assets and liabilities:
Accounts receivable	(1,585,956)	468,027
Unbilled contracts in progress	61,821	384,083
Deferred contract costs	416,446	260,282
Prepaid expenses and other assets	(80,252)	366,329
Accounts payable	(100,787)	(743,847)
Accrued compensation	(1,207,414)	302,038
Accrued job costs	(711,937)	2,033,672
Other accrued liabilities	(180,830)	(152,202)
Income taxes payable	(174,000)	—
Deferred revenue	1,144,415	429,884

Net cash (used in) provided by operating activities	(1,204,289)	4,290,852

Cash flows from investing activities:
Restricted cash	—	(500,000)
Purchases of property and equipment	(83,372)	(29,873)
Net cash used in investing activities	(83,372)	(529,873)

Cash flows from financing activities:
Net cash from financing activities	—	—

Net (decrease) increase in cash and cash equivalents	(1,287,661)	3,760,979

Cash and cash equivalents at beginning of period	7,977,068	663,786
Cash and cash equivalents at end of period	$6,689,407	$4,424,765

Supplemental disclosures of cash flow information:
Interest paid during the period	$102,843	$164,680
Income taxes paid during the period	$246,670	$43,106

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Notes to the Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The following unaudited interim condensed consolidated financial statements of ‘mktg, inc.’ (the “Company”) for the three months ended June 30, 2011 and 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to GAAP for interim financial information and SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

In the opinion of management, such condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s results for the interim periods presented. The results of operations for the three months ended June 30, 2011 are not necessarily indicative of the results for the full fiscal year or any future periods.

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

Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. Goodwill is subject to annual impairment tests which require the comparison of the fair value and carrying value of reporting units. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has one reporting unit, and uses three generally accepted methods for estimating fair value of the reporting unit; the income approach, market approach and market capitalization to determine the overall fair value. There were no events or changes in circumstances during the three months ended June 30, 2011 that indicated to management that the carrying value of goodwill and the intangible asset may not be recoverable.

	(d)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, derivative financial instruments, and the Company’s Senior Secured Notes (“Senior Notes”) and Redeemable Series D Convertible Participating Stock (“Series D Preferred Stock”) issued December 15, 2009. The fair values of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities generally approximate their respective carrying values due to their current nature. Derivative liabilities, as discussed below, are required to be carried at fair value. The following table reflects the comparison of the carrying value and the fair value of the Company’s Senior Notes and Series D Preferred Stock as of June 30, 2011:

	Carrying Values	Fair Values
Senior Notes (See Notes 3 and 4)	$2,500,000	$3,080,104
Series D Preferred Stock (See Notes 3 and 5)	$2,130,145	$4,794,223

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

The Company has provided for a full allowance against its net deferred tax asset, and except for alternative minimum tax, currently does not record an expense or benefit for federal, state and local income taxes, as any such expense or benefit would be fully offset by a change in the valuation allowance against the Company’s net deferred tax asset. In assessing the realizability of deferred tax assets, management considers, in light of available objective evidence, whether it is more likely than not that some or all of such assets will be utilized in future periods. At March 31, 2011, the Company has incurred losses for fiscal years 2004 through 2011 for financial reporting purposes aggregating $13,817,000 and would have been required to generate approximately $8,535,000 of aggregate taxable income, exclusive of any reversals or timing differences, to fully utilize its net deferred tax asset. Accordingly, based upon the available objective evidence, particularly the Company’s history of losses, the Company provided for a full valuation allowance against its net deferred tax asset at June 30, 2011.

(g)	Net Income Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted shares subject to forfeiture. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options, warrants, preferred stock, and restricted stock. For the three months ended June 30, 2011 and 2010, stock options and warrants to purchase approximately 299,767 and 352,016 shares of common stock were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. The weighted average number of shares outstanding consist of:

	Three Months Ended June 30,
	2011	2010
Basic	8,079,744	7,842,377
Dilutive effect of:
Restricted stock	931	—
Warrants	2,453,088	2,450,204
Series D preferred stock	5,319,149	5,319,149
Diluted	15,852,912	15,611,730

(h)	Recent Accounting Standards Affecting the Company

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance was effective for the Company beginning on April 1, 2011 and was required to be applied prospectively to new or significantly modified revenue arrangements. The adoption of this guidance did not have a material impact on the Company’s operating results, financial position or cash flows.

Intangibles – Goodwill and Other

In December 2010, the FASB amended the existing guidance to modify Step 1 of the goodwill impairment test for a reporting unit with a zero or negative carrying amount. Upon adoption of the amendment, an entity with a reporting unit that has a carrying amount that is zero or negative is required to assess whether it is more likely than not that the reporting unit’s goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of the reporting unit is impaired, the entity should perform Step 2 of the goodwill impairment test for the reporting unit. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendment should be included in earnings. This guidance was effective for the Company beginning April 1, 2011. The adoption of this guidance did not have a material impact on the Company’s operating results, financial position or cash flows.

Broad Transactions – Business Combination

In December 2010, the FASB amended the existing guidance to require a public entity, which presents comparative financial statements, to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expanded the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination, which are included in the reported pro forma revenue and earnings. The amendments were effective for the Company beginning April 1, 2011. The adoption of this guidance did not have a material impact on the Company’s operating results, financial position or cash flows.

Fair Value Measurements

In January 2010, the FASB issued guidance which requires, in both interim and annual financial statements, for assets and liabilities that are measured at fair value on a recurring basis, disclosures regarding the valuation techniques and inputs used to develop those measurements. It also requires separate disclosures of significant amounts transferred in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers. This guidance was effective for the Company beginning on April 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. The adoption of this guidance did not have a material impact on the Company’s operating results, financial position or cash flows.

In May 2011, the FASB issued FASB Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this ASU are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Management currently believes that the adoption of this ASU will not have a material impact on the Company’s operating results, financial position or cash flows.

Comprehensive Income

In June 2011, the FASB issued FASB Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management currently believes that the adoption of this ASU will not have a material impact on the Company’s operating results, financial position or cash flows.

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

	Fair Value Measurements as of March 31, 2011
	Total	Level 1	Level 2	Level 3
Instruments:
Senior Notes	$2,500,000	$—	$—	$2,500,000
Warrants	2,837,143	—	—	2,837,143
Put Derivative	5,272	—	—	5,272
Series D Preferred Stock	2,003,085	—	—	2,003,085
Total Instruments	$7,345,500	$—	$—	$7,345,500

	Fair Value Measurements as of June 30, 2011
	Total	Level 1	Level 2	Level 3
Instruments:
Senior Notes	$2,500,000	$—	$—	$2,500,000
Warrants	2,680,150	—	—	2,680,150
Put Derivative	4,280	—	—	4,280
Series D Preferred Stock	2,130,145	—	—	2,130,145
Total Instruments	$7,314,575	$—	$—	$7,314,575

The following table presents the changes in Level 3 Instruments measured at fair value on a recurring basis for the three months ended June 30, 2011 and 2010:

	Total	Senior Notes	Warrants	Put Derivative	Series D Preferred Stock

Balances at, March 31, 2010	$3,978,080	$1,514,340	$849,211	$110,940	$1,503,589
Fair value adjustments	(186,230)	—	(87,230)	(99,000)	—
Discount amortization	71,701	71,701	—	—	—
Accretion	123,227	—	—	—	123,227
Balances at, June 30, 2010	$3,986,778	$1,586,041	$761,981	$11,940	$1,626,816

Balances at, March 31, 2011	$7,345,500	$2,500,000	$2,837,143	$5,272	$2,003,085
Fair value adjustments	(157,985)	—	(156,993)	(992)	—
Discount amortization	—	—	—	—	—
Accretion	127,060	—	—	—	127,060
Balances at, June 30, 2011	$7,314,575	$2,500,000	$2,680,150	$4,280	$2,130,145

The fair value adjustments recorded for Warrants and Put Derivative are reported separately in the Statement of Operations, the discount amortization on Senior Notes is reported in interest expense, and accretion on Series D Preferred Stock is recorded to the accumulated deficit.

(4)	Long-Term Debt

Long-term debt consists of the following as of June 30, 2011 and March 31, 2011:

	June 30, 2011	March 31, 2011
$2,500,000 face value, 12.5% Senior Secured Notes due December 15, 2012	$2,500,000	$2,500,000
	2,500,000	2,500,000
Less current portion	(2,500,000)	(2,500,000)
Long-term debt	$—	$—

The Company issued $2,500,000 face value of Senior Notes on December 15, 2009 in connection with the December 15, 2009 financing described in Note 3. As described in Note 3, the proceeds from the financing were allocated among multiple financial instruments based on fair values. Proceeds allocated to the Senior Notes amounted to $1,433,811. The resulting discount was subject to amortization through charges to interest expense over the term to maturity using the effective interest method. Discount amortization included in interest expense for the three months ended June 30, 2010 amounted to $71,701. The Company did not incur any amortization of the original interest discount on the Secured Notes for the three months end June 30, 2011 as they were fully amortized as of March 31, 2011.

The Senior Notes are secured by substantially all of the Company’s assets; bear interest at a rate of 12.5% per annum payable quarterly; and mature in one installment on December 15, 2012. The Company has the right to prepay the Secured Notes at any time. While the Secured Notes are outstanding, the Company is subject to customary affirmative, negative and financial covenants. The financial covenants include (i) a fixed charge coverage ratio test requiring the Company to maintain a fixed charge coverage ratio of not less then 1.40 to 1.00 at the close of each fiscal quarter, (ii) a minimum EBITDA test, tested at the end of each fiscal quarter, requiring the Company to generate “EBITDA” of at least $3,000,000 over the preceding four fiscal quarters, (iii) a minimum liquidity test requiring the Company to maintain cash and cash equivalents of $500,000 at all times, and (iv) limitations on capital expenditures. The Company was in compliance with these financial covenants as of June 30, 2011.

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

As described in Note 10, the parties to the derivative lawsuit pending against the Company agreed in principle to settle the matter. The terms of the settlement are anticipated to include a commitment by the Company to redeem its Senior Secured Notes. Accordingly the Company has classified the face value of the Senior Notes as a current liability at March 31, 2011 and June 30, 2011.

(5)	Redeemable Preferred Stock

Redeemable preferred stock consists of the following as of June 30, 2011 and March 31, 2011:

	June 30, 2011	March 31, 2011
Series D Convertible Participating Preferred Stock, par value $0.001, stated value $1.00, 2,500,000 shares designated, 2,500,000 shares issued and outstanding at June 30, 2011; redemption and liquidation value $3,038,094 at June 30, 2011	$2,130,145	$2,003,085

The Series D Preferred Stock is subject to accretion to its redemption value, through charges to equity, over the period from issuance to the contractual redemption date, discussed in the Financing Overview, above, using the effective interest method. The redemption value is determined based upon the stated redemption amount of $1.00 per share, plus an accretion amount, more fully discussed above. For the three months ended June 30, 2011 and 2010, accretion amounted to $127,060 and $123,227, respectively.

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

	Warrant Derivative	Put Derivative	Total
Balances at April 1, 2010	$849,211	$110,940	$960,151
Fair value adjustments	(87,230)	(99,000)	(186,230)
Balances at June 30, 2010	$761,981	$11,940	$773,921

Balances at April 1, 2011	$2, 837,143	$5,272	$2,842,415
Fair value adjustments	(156,993)	(992)	(157,985)
Balances at June 30, 2011	$2,680,150	$4,280	$2,684,430

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

(i) Stock Options

Under the Company’s 1992 Stock Option Plan (the “1992 Plan”), employees of the Company and its subsidiaries and members of the Board of Directors were granted options to purchase shares of Common Stock of the Company. The 1992 Plan was amended on May 11, 1999 to increase the maximum number of shares of Common Stock for which options may be granted to 1,500,000 shares. The 1992 Plan terminated in 2002, although options issued thereunder remain exercisable until the termination dates provided in such options. Options granted under the 1992 Plan were either intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or non-qualified options. Grants under the 1992 Plan were awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 1992 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted to employees and employee directors was determined by the committee of the Board of Directors. The remaining options to purchase shares of Common Stock issued under the 1992 Plan expired in April 2011.

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended so as to increase the number of shares of Common Stock available under the plan to 1,250,000. In September 2008, the 2002 Plan was amended to increase the number of shares of Common Stock available under the plan to 1,650,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Compensation Committee of the Board of Directors. At June 30, 2011, there were options to purchase 297,500 shares of Common Stock, expiring from April 2011 through September 2017, issued under the 2002 Plan that remained outstanding. Any option under the 2002 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of June 30, 2011, the Company had options or other awards for 145,929 shares of Common Stock available for grant under the 2002 Plan.

On March 25, 2010, the stockholders of the Company approved the ‘mktg, inc.’ 2010 Equity Incentive Plan (the “2010 Plan”), under which 3,000,000 shares of Common Stock have been set aside and reserved for issuance. The 2010 Plan provides for the granting to our employees, officers, directors, consultants and advisors of stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights, restricted stock units and other performance stock awards. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. The exercise price per share of a stock option, which is determined by the Compensation Committee, may not be less than 100% of the fair market value of the common stock on the date of grant. For non-qualified options the term of the option is determined by the Compensation Committee. For incentive stock options the term of the option is not more than ten years. However, if the optionee owns more than 10% of the total combined voting power of the Company, the term of the incentive stock option will be no longer than five years. The 2010 Plan automatically terminates on February 22, 2020, unless it is terminated earlier by a vote of the Company’s stockholders or the Board of Directors; provided, however, that any such action does not affect the rights of any participants of the 2010 Plan. In addition, the 2010 Plan may be amended by the stockholders of the Company or the Board of Directors, subject to stockholder approval if required by applicable law or listing requirements. At June 30, 2011, there were options to purchase 2,744,302 shares of Common Stock, expiring May 2012, issued under the 2010 Plan that remained outstanding. Any option under the 2010 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of June 30, 2011, the Company had options or other awards for 5,198 shares of Common Stock available for grant under the 2010 Plan.

The maximum contractual life for any of the options is ten years. The Company uses the Black-Scholes model to estimate the value of stock options granted under FASB guidance. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of options.

A summary of option activity under all plans as of June 30, 2011, and changes during the three month period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Balance at March 31, 2011	$0.60	3,048,677	8.55	$701,196
Granted	—	—
Exercised	—	—
Canceled	$1.55	(6,875)
Balance at June 30, 2011 (vested and expected to vest)	$0.60	3,041,802	8.32	$608,360
Exercisable at June 30, 2011	$2.18	297,500	2.96	$0

Total unrecognized compensation cost related to vested and expected to vest options at June 30, 2011 amounted to $518,270 and is expected to be recognized over a weighted average period of 2.92 years. Total compensation cost for all outstanding option awards amounted to $44,424 and $14,808 for the three months ended June 30, 2011 and 2010, respectively.

(ii) Warrants

At June 30, 2011 and March 31, 2011 there were warrants outstanding to purchase 2,456,272 shares of common stock at a price of $.001 per share, which were issued in the December 2009 financing and expire December 15, 2015. The aggregate intrinsic value of the warrants outstanding at June 30, 2011 and March 31, 2011 were $1,962,561 and $2,036,249, respectively.

(iii) Restricted Stock

During the three months ended June 30, 2011, the Company awarded 250,500 shares of Common Stock initially subject to forfeiture (“restricted stock”) pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements under the Company’s 2010 Plan.

As of June 30, 2011 the Company had awarded 1,437,071 shares (net of forfeited shares) of restricted stock under the Company’s 2002 and 2010 Plans, and 209,767 shares (net of forfeited shares) of restricted stock that were issued outside of the Company’s 2002 and 2010 Plans. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at their respective grant dates amount to approximately $2,130,952 and are recognized ratably as compensation expense over the vesting periods. The shares of restricted stock granted pursuant to such agreements vest in various tranches over one to five years from the date of grant.

The shares awarded to employees under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

A summary of all non-vested stock activity as of June 30, 2011, and changes during the three month period then ended is presented below:

	Weighted average grant date fair value	Number of shares	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Unvested at March 31, 2011	$1.96	500,845	2.62	$415,701

Awarded	$0.71	250,500
Vested	$2.49	(63,564)
Forfeited	$2.50	(2,000)

Unvested at June 30, 2011	$1.60	685,781	2.79	$548,625

Total unrecognized compensation cost related to unvested stock awards at June 30, 2011 amounted to $726,193 and is expected to be recognized over a weighted average period of 2.79 years. Total compensation cost for the stock awards amounted to $57,657 and $72,043 for the three months ended June 30, 2011 and 2010, respectively.

(8)	Concentrations

The Company had sales to one customer that equaled 63% of total sales for the three months ended June 30, 2011. Sales to this customer approximated $19,781,000 for the period. Accounts receivable due from this customer approximated $6,102,000 at June 30, 2011. In addition, our second largest customer accounted for approximately 10% of total sales for the three months ended June 30, 2011. Sales to this customer approximated $3,159,000 for the period. Accounts receivable due from this customer approximated $1,211,000 at June 30, 2011. The Company had sales to one customer that equaled 74% of total sales for the three months ended June 30, 2010. Sales to this customer approximated $21,663,000 for the period. Accounts receivable due from this customer approximated $3,989,000 at June 30, 2010. In addition, our second largest customer accounted for approximately 16% of total sales for the three months ended June 30, 2010. Sales to this customer approximated $4,677,000 for the period. Accounts receivable due from this customer approximated $3,182,000 at June 30, 2010.

(9)	Income Taxes

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

Shortly before the hearing was held on the motion to dismiss, the parties (including the Company) agreed in principle to settle the matter. The terms of the settlement are anticipated to include a commitment by the Company to redeem its Senior Secured Notes. The settlement is not expected to have a material adverse impact on the finances of the Company. However, the precise terms of the settlement are under negotiation and subject to final approval by all parties, and approval by the Court. Although the Company believes that a final settlement will be reached during the 2012 fiscal year, it is not certain that the parties will ultimately agree on the specific terms described above, or that the Court (whose approval of any settlement is required) will approve the terms that the parties may agree upon. In the event the parties are unable to conclude a final settlement, for whatever reason, the litigation will resume. The ultimate outcome of any litigation is uncertain and could result in substantial damages.

The Company has obligations to provide indemnification to its officers and directors (and former officers and directors), as well as to the investors in the December 2009 financing, including for all legal costs incurred by them in defending these claims. As of June 30, 2011, the Company’s legal expenses in connection with its defense of the lawsuit and its indemnification obligations amounted to $957,000, with $126,000 of that amount incurred during the three months end June 30, 2011.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect,” “plan,” “predict,” “may,” “should,” “will,” the negatives thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company’s expectations are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 under “Risk Factors,” including but not limited to “Recent Losses,” “Concentration of Customers,” “Recent Economic Changes,” “Dependence on Key Personnel,” “Outstanding Indebtedness; Security Interest,”“ Series D Preferred Stock Liquidation Preference; Redemption,”“ Control by Union Capital Corporation and Holders of Series D Preferred Stock,” “Anti-Dilution Provisions of The Series D Preferred Stock Could Result In Dilution of Stockholders,” “Unpredictable Revenue Patterns,” “Competition,” “Derivative Litigation,” and “Risks Associated with Acquisitions,” in addition to other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Results of Operations

Overview

For the three months ended June 30, 2011 we generated $1,074,000 in operating income, a $384,000 increase over the $690,000 earned during the three months ended June 30, 2010. This improvement was primarily the result of a $1,172,000 increase in Operating Revenue, partially offset by a $903,000 increase in compensation expense.

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

The following table presents operating data expressed as a percentage of Operating Revenue for the three ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,
	2011	2010

Statement of Operations Data:
Operating revenue	100.0%	100.0%
Compensation expense	70.6%	69.7%
General and administrative expense	17.9%	21.8%
Operating income	11.5%	8.5%
Interest (expense), net	(1.0%)	(2.0%)
Fair value adjustments to compound embedded derivatives	1.7%	2.3%
Income before provision for income taxes	12.2%	8.8%
Provision for income taxes	0.5%	0.0%
Net income	11.7%	8.8%

Sales. Sales consist of fees for services, commissions, reimbursable program costs and expenses and other production and program expenses. We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts. The amount of reimbursable program costs and expenses, and outside production and other program expenses which are included in revenues will vary from period to period, based on the type and scope of the service being provided. Sales for the three months ended June 30, 2011 increased $2,192,000 to $31,329,000, compared to $29,137,000 for the quarter ended June 30, 2010. This 8% increase in sales is primarily attributable to a $4,202,000 increase in experiential marketing revenues, along with a $1,666,000 increase in reimbursable program cost revenue from our largest customer, Diageo North America, Inc. (“Diageo”), partially offset by a $3,548,000 decrease in other Diageo revenues.

Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses are primarily direct labor, travel and product costs generally associated with events we execute for Diageo. Reimbursable program costs and expenses for the three months ended June 30, 2011 and 2010 were $7,147,000 and $5,481,000, respectively. This $1,666,000 increase is primarily due to an increase in the number of events we executed during the three month period ended June 30, 2011 versus the same period in Fiscal 2011.

Outside Production and Other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production and other program expenses for the three months ended June 30, 2011 were $14,853,000 compared to $15,499,000 for the three months ended June 30, 2010. This $646,000 decrease in outside production and other program expenses is primarily attributable to a reduction in the amount of cost incurred on Diageo events executed, offset by an increase in experiential marketing programs.

Operating Revenue. For the three months ended June 30, 2011, Operating Revenue increased by $1,172,000 to $9,329,000, compared to $8,157,000 for the three months ended June 30, 2010. This 14% increase in Operating Revenue is primarily due to an increase in experiential marketing programs we executed. Operating Revenue as percentage of sales for the three months ended June 30, 2011 was 30%, compared to 28% for the three months ended June 30, 2010. A reconciliation of Sales to Operating Revenues for the three months ended June 30, 2011 and 2010 is set forth below.

	Three Months Ended June 30,
Sales	2011	%	2010	%
Sales – U.S. GAAP	$31,329,000	100	$29,137,000	100
Reimbursable program costs and outside production expenses	22,000,000	70	20,980,000	72
Operating Revenue – Non-GAAP	$9,329,000	30	$8,157,000	28

Compensation Expense. Compensation expense, exclusive of reimbursable program costs and expenses and other program expenses, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For the three months ended June 30, 2011, compensation expense increased $903,000 to $6,588,000, compared to $5,685,000 for the three months ended June 30, 2010. This 16% increase in compensation expense is primarily the result of a $612,000 increase in salary expense and a $119,000 increase in payroll taxes and benefits due to staff increases, plus a $88,000 increase in bonus expense.

General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts. For the three months ended June 30, 2011, general and administrative expenses decreased $116,000 to $1,666,000, compared to $1,782,000 for the three months ended June 30, 2010. This 7% decrease in general and administrative expenses is primarily the result of a $55,000 decrease in legal fees, a $43,000 reduction in telecommunication expense, and a $38,000 decrease in depreciation and amortization expense, partially offset by a $31,000 increase in new business expense.

Modified EBITDA. As described above, we believe that Modified EBITDA is an additional key performance indicator. We use it to measure and evaluate operational performance and it is one of the metrics against which we are tested under the Secured Notes as described in the Liquidity and Capital Resources section below. The Company’s Modified EBITDA for the three months ended June 30, 2011 was $1,417,000 compared to $1,056,000 for the three months end June 30, 2010. A reconciliation of operating income to Modified EBITDA for the three months ended June 30, 2011 and 2010 is set forth below:

	Three Months Ended
	June 30,
	2011	2010

Operating income- US GAAP	$1,074,000	$690,000
Depreciation and amortization	241,000	279,000
Share based compensation expense	102,000	87,000
Modified EBITDA – Non-GAAP	$1,417,000	$1,056,000

Interest (expense), net. Net interest expense for the three months ended June 30, 2011 amounted to ($96,000), compared to ($162,000) for the three months ended June 30, 2010. Interest expense consisted primarily of interest on the Secured Notes. Interest income consists primarily of interest on our money market and CD accounts. Interest expense included amortization of the original interest discount on the Secured Notes of ($72,000) for the three months ended June 30, 2010. We did not incur any amortization of the original interest discount on the Secured Notes for the three months end June 30, 2011 as they were fully amortized as of March 31, 2011.

Fair value adjustments to compound embedded derivatives. Fair value adjustments to compound embedded derivatives for the three months ended June 30, 2011 and 2010 were $158,000 and $186,000, respectively. These amounts consist entirely of a non-cash fair value adjustment to the derivative financial instruments generated from the December 2009 financing. This adjustment is primarily attributable to the fluctuation in the price of our Common Stock during the relevant periods, which under generally accepted accounting principles required us to adjust the carrying values of the Warrant derivative liability and other derivative liabilities on our balance sheets and record the amount of such adjustments under “Fair value adjustments to compound embedded derivatives” on our statements of operations. In general, an increase in the price of our Common Stock in a particular period will result in an increase in the carrying values of these derivative liabilities on our balance sheets at the end of such period and require us to record the amount of such increase as a charge under “Fair value adjustments to compound embedded derivatives” on our statements of operations for such period, and a decrease in the price of our Common Stock in a particular period will have the opposite effect. A more detailed explanation of the accounting treatment for these derivative financial instruments is provided in Note 3 to our Consolidated Financial Statements in Item 1 of this Report.

Income before Provision for Income Taxes. The Company’s income before provision for income taxes for the three months ended June 30, 2011 was $1,136,000 compared to income before provision for income taxes of $713,000 for the three months ended June 30, 2010.

Provision for Income Taxes. Except for $45,000 in alternative minimum tax for the three months ended June 30, 2011, we did not record a provision for federal, state and local income taxes for the three months ended June 30, 2011 and 2010 because any such provision would be fully offset by a change in the valuation allowance against the Company’s net deferred tax asset established as a result of our historical operating losses. We established this allowance because, in light of our losses in prior fiscal years and other factors, there is uncertainty as to whether we will be able to utilize these assets to reduce our tax expense in future periods.

Net Income. As a result of the items discussed above, net income for the three months ended June 30, 2011 increased $378,000 to $1,091,000 compared to net income of $713,000 for the three months ended June 30, 2010. Fully diluted earnings per share increased $.02 to $.07 for the three months ended June 30, 2011, compared to $.05 for the three months ended June 30, 2010.

Liquidity and Capital Resources

We have continuously operated with negative working capital. This deficit has generally resulted from our inability to generate sufficient cash and receivables from our programs to offset our current liabilities, which consist primarily of obligations to vendors and other accounts payable, deferred revenues and bank borrowings required to be paid within 12 months from the date of determination. We are continuing our efforts to increase revenues from our programs and reduce our expenses, but to date these efforts have not been sufficiently successful to eliminate our working capital deficit. We have been able to operate during this extended period with negative working capital due primarily to advance payments made to us on a regular basis by our largest customers, and to a lesser degree, borrowings, equity infusions from private placements of our securities, and stock option and warrant exercises. For the three months ended June 30, 2011, the working capital deficit decreased by $1,113,000 (36%) from $3,099,000 to $1,986,000, primarily as a result of the net income generated during the quarter.

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

We have the right to prepay the Secured Notes at any time. While the Secured Notes are outstanding, we are subject to customary affirmative, negative and financial covenants. The financial covenants include (i) a fixed charge coverage ratio test requiring us to maintain a fixed charge coverage ratio of not less then 1.40 to 1.00 at the close of each fiscal quarter, (ii) a minimum EBITDA test, tested at the end of each fiscal quarter, requiring us to generate “EBITDA” of at least $3,000,000 over the preceding four quarters, (iii) a minimum liquidity test requiring us to maintain cash and cash equivalents of $500,000 at all times, and (iv) limitations on our capital expenditures. We are in compliance with these financial covenants as of June 30, 2011. The Secured Notes are not convertible into equity.

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

Upon closing of the financing, Union Capital became entitled to a closing fee of $325,000, half of which was paid upon closing and the balance of which was paid in six monthly installments following the closing. We also reimbursed Union Capital for its fees and expenses in the amount of $250,000. Additionally, we entered into a management consulting agreement with Union Capital under which Union Capital provides us with management advisory services and we pay Union Capital a fee of $125,000 per year for such services. Such fee will be reduced to $62,500 per year if the holders of the Series D Preferred Stock no longer have the right to nominate two directors and Union Capital no longer owns at least 40% of the Common Stock purchased by it at closing (assuming conversion of Series D Preferred Stock and exercise of Warrants held by it). The management consulting agreement will terminate when the holders of the Series D Preferred Stock no longer have the right to nominate any directors and Union Capital no longer owns at least 20% of the Common Stock purchased by it at closing (assuming conversion of Series D Preferred Stock and exercise of Warrants held by it)

In light of the completion of our December 2009 financing, we believe that cash currently on hand together with cash expected to be generated from operations, will be sufficient to fund our cash and near-cash requirements both through June 30, 2012 and on a long term basis.

At June 30, 2011, we had cash and cash equivalents of $6,689,000, a working capital deficit of $1,986,000, and stockholders’ equity of $5,356,000. In comparison, at March 31, 2011, we had cash and cash equivalents of $7,977,000, a working capital deficit of $3,099,000, and stockholders’ equity of $4,290,000. The $1,288,000 decrease in cash and cash equivalents during the three months ended June 30, 2011 was primarily due to $1,204,000 in cash used in operating activities.

Operating Activities. Net cash used in operating activities for the three months ended June 30, 2011 was $1,204,000, primarily attributable to $2,418,000 of cash used by the changes in operating assets and liabilities as the result of an increase in accounts receivables, prepaid expenses, and a decrease in accounts payable, accrued compensation, accrued job costs, other accrued liabilities, income taxes payable and deferred revenue account balances, offset by an decrease in unbilled contracts in progress and deferred contract costs, and additionally offset by net income of $1,091,000.

Investing Activities. For the three months ended June 30, 2011, net cash used in investing activities was the result of $83,000 in property and equipment purchases.

Financing Activities. There were no cash flows from financing activities during the three months ended June 30, 2011.

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

Please refer to our 2011 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies relating to revenue recognition, goodwill (expanded below) and other intangible assets and accounting for income taxes. During the three months ended June 30, 2011, there were no material changes to these policies.

Goodwill and Other Intangible Assets

Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of our subsidiary companies, Inmark, Optimum, U.S. Concepts and Digital Intelligence as well as our mktgpartners business. These companies and businesses have been integrated into a structure which does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of a customer relationship acquired from mktgpartners, and an Internet domain name and related intellectual property rights. At June 30, 2011 and March 31, 2011, our balance sheet reflected goodwill and intangible assets as set forth below:

	June 30, 2011	March 31, 2011
Amortizable:
Customer relationship	$643,365	$723,786

Non-Amortizable:
Goodwill	$10,052,232	$10,052,232
Internet domain name	200,000	200,000
	$10,252,232	$10,252,232
Total	$10,895,597	$10,976,018

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

As of March 31, 2011, we used a combination of three generally accepted methods for estimating fair value of the reporting unit; the income approach, market approach and market capitalization to determine the overall fair value. Based on such analysis, we concluded that our goodwill was not impaired as of March 31, 2011. Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred. There were no events or changes in circumstances during the three months ended June 30, 2011 that indicated that the carrying value of goodwill and the intangible asset may not be recoverable. Management has also determined that there was no impairment of the amortizable intangible asset.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
.
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

Shortly before the hearing was held on the motion to dismiss, the parties (including the Company) agreed in principle to settle the matter. The terms of the settlement are anticipated to include a commitment by the Company to redeem its Senior Secured Notes and pay plaintiff’s legal fees. The settlement is not expected to have a material adverse impact on our finances. However, the precise terms of the settlement are under negotiation and subject to final approval by all parties, and approval by the Court. Although the Company believes that a final settlement will be reached during the 2012 fiscal year, it is not certain that the parties will ultimately agree on the specific terms described above, or that the Court (whose approval of any settlement is required) will approve the terms that the parties may agree upon. In the event the parties are unable to conclude a final settlement, for whatever reason, the litigation will resume. The ultimate outcome of any litigation is uncertain and could result in substantial damages.

The Company has obligations to provide indemnification to its officers and directors (and former officers and directors), as well as to the investors in the December 2009 financing, including for all legal costs incurred by them in defending these claims. As of June 30, 2011, the Company’s legal expenses in connection with its defense of the lawsuit and its indemnification obligations amounted to $957,000, with $126,000 of that amount incurred during the three months end June 30, 2011.

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

‘mktg, inc.’

Dated: July 29, 2011	By:	/s/ Charles W. Horsey
Charles W. Horsey, President and Chief Executive Officer
(Principal Executive Officer)

Dated: July 29, 2011	By:	/s/ Paul Trager
Paul Trager, Chief Financial Officer
(Principal Financial Officer)