Form 10-Q
period 2011-09-30
'mktg, inc.'
filed 2011-11-04
CIK 886475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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
Yes ☐    No ☒

As of October 31, 2011, 8,785,607 shares of the Registrant’s Common Stock, par value $.001 per share, were outstanding.

INDEX

‘mktg, inc.’

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

‘mktg, inc.’
Condensed Consolidated Balance Sheets
September 30, 2011 (Unaudited) and March 31, 2011

	September 30, 2011	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$4,513,390	$7,977,068
Accounts receivable, net of allowance for doubtful accounts of $317,000 at September 30, 2011 and March 31, 2011	16,444,654	7,686,383
Unbilled contracts in progress	1,094,065	1,535,767
Deferred contract costs	1,076,810	1,177,484
Prepaid expenses and other current assets	215,366	172,970
Total current assets	23,344,285	18,549,672

Property and equipment, net	1,617,769	1,789,870

Restricted cash	—	500,000
Goodwill	10,052,232	10,052,232
Intangible assets - net	762,945	923,786
Other assets	451,564	425,193
Total assets	$36,228,795	$32,240,753

Liabilities and Stockholders’ Equity
Current liabilities:
Senior secured notes payable	$2,500,000	$2,500,000
Accounts payable	831,679	944,764
Accrued compensation	836,228	1,861,778
Accrued job costs	1,142,170	1,683,477
Other accrued liabilities	2,272,209	2,196,839
Income taxes payable	—	174,000
Deferred revenue	16,089,414	12,287,624
Total current liabilities	23,671,700	21,648,482

Deferred rent	1,334,984	1,456,988
Warrant derivative liability	2,409,574	2,837,143
Put option derivative	2,574	5,272
Total liabilities	27,418,832	25,947,885

Commitments and contingencies

Redeemable Series D Convertible Participating Preferred Stock, $3,167,945 redemption and liquidation value, par value $1.00: 2,500,000 designated shares, 2,500,000 issued and outstanding shares at September 30, 2011 and March 31, 2011	2,300,008	2,003,085

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; 8,838,815 shares issued and 8,785,607 outstanding at September 30, 2011 and 8,590,315 shares issued and 8,552,345 outstanding at March 31, 2011	8,839	8,590
Additional paid-in capital	14,519,389	14,302,693
Accumulated deficit	(7,978,442)	(9,993,989)
Treasury stock at cost, 53,208 shares at September 30, 2011 and 37,970 shares at March 31, 2011	(39,831)	(27,511)
Total stockholders’ equity	6,509,955	4,289,783
Total liabilities and stockholders’ equity	$36,228,795	$32,240,753

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Condensed Consolidated Statements of Operations
Three and Six Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Sales	$28,407,439	$28,556,087	$59,736,124	$57,692,875

Operating expenses:
Reimbursable program costs and expenses	5,353,501	6,099,942	12,500,948	11,580,696
Outside production and other program expenses	13,910,445	13,289,303	28,763,281	28,788,656
Compensation expense	6,465,344	6,148,564	13,053,231	11,833,295
General and administrative expenses	1,586,403	1,803,282	3,252,689	3,585,701
Total operating expenses	27,315,693	27,341,091	57,570,149	55,788,348

Operating income	1,091,746	1,214,996	2,165,975	1,904,527

Interest expense, net	(97,457)	(176,523)	(193,772)	(338,891)
Fair value adjustments to compound embedded derivatives	272,282	(1,652,404)	430,267	(1,466,174)

Income (loss) before provision for income taxes	1,266,571	(613,931)	2,402,470	99,462

Provision for income taxes	45,000	—	90,000	—

Net income (loss)	$1,221,571	$(613,931)	$2,312,470	$99,462

Basic earnings (loss) per share	$.15	$(.08)	$.28	$.01
Diluted earnings (loss) per share	$.08	$(.08)	$.15	$.01

Weighted average number of common shares outstanding:
Basic	8,150,595	7,943,115	8,115,364	7,885,076
Diluted	15,955,742	7,943,115	15,904,650	15,654,629

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Condensed Consolidated Statements of Cash Flows
Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:

Net income	$2,312,470	$99,462
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	477,570	558,852
Deferred rent amortization	(122,004)	(82,405)
Provision for bad debt expense	—	24,045
Amortization of original issue discount on senior secured notes payable	—	146,797
Fair value adjustments to compound embedded derivatives	(430,267)	1,466,174
Share based compensation expense	216,945	283,985
Changes in operating assets and liabilities:
Accounts receivable	(8,758,271)	(4,263,919)
Unbilled contracts in progress	441,702	(732,623)
Deferred contract costs	100,674	(1,459,582)
Prepaid expenses and other current assets	(42,396)	444,958
Other assets	(26,371)	8,025
Accounts payable	(113,085)	(1,161,456)
Accrued compensation	(1,025,550)	936,580
Accrued job costs	(541,307)	(427,553)
Other accrued liabilities	75,370	(303,423)
Income taxes payable	(174,000)	—
Deferred revenue	3,801,790	8,117,981

Net cash (used in) provided by operating activities	(3,806,730)	3,655,898

Cash flows from investing activities:
Restricted cash	500,000	(500,000)
Purchases of property and equipment	(144,628)	(176,990)
Net cash provided by (used in) investing activities	355,372	(676,990)

Cash flows from financing activities:
Purchase of treasury stock	(12,320)	(6,478)
Net cash used in financing activities	(12,320)	(6,478)

Net (decrease) increase in cash and cash equivalents	(3,463,678)	2,972,430

Cash and cash equivalents at beginning of period	7,977,068	663,786
Cash and cash equivalents at end of period	$4,513,390	$3,636,216

Supplemental disclosures of cash flow information:
Interest paid during the period	$202,433	$300,925
Income taxes paid during the period	$303,956	$43,106

See notes to unaudited condensed consolidated financial statements

‘mktg, inc.’
Notes to the Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The following unaudited interim condensed consolidated financial statements of ‘mktg, inc.’ (the “Company”) for the three and six months ended September 30, 2011 and 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to GAAP for interim financial information and SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

In the opinion of management, such condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s results for the interim periods presented. The results of operations for the three and six months ended September 30, 2011 are not necessarily indicative of the results for the full fiscal year or any future periods.

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

Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. Goodwill is subject to annual impairment tests which require the comparison of the fair value and carrying value of reporting units. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has one reporting unit, and uses three generally accepted methods for estimating fair value of the reporting unit; the income approach, market approach and market capitalization to determine the overall fair value.  There were no events or changes in circumstances during the six months ended September 30, 2011 that indicated to management that the carrying value of goodwill and the intangible asset may not be recoverable.

	(d)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, derivative financial instruments, and the Company’s Senior Secured Notes (“Senior Notes”) and Redeemable Series D Convertible Participating Stock (“Series D Preferred Stock”) issued December 15, 2009. The fair values of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities generally approximate their respective carrying values due to their current nature. Derivative liabilities, as discussed below, are required to be carried at fair value. The following table reflects the comparison of the carrying value and the fair value of the Company’s Senior Notes and Series D Preferred Stock as of September 30, 2011:

	Carrying Values	Fair Values
Senior Notes (See Notes 3 and 4)	$2,500,000	$3,121,117
Series D Preferred Stock (See Notes 3 and 5)	$2,300,008	$4,657,307

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

Fair value measurements - Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of the Company’s financial statements. Significant fair value measurements resulted from the application of the fair value measurement guidance included in ASC 815 to the Company’s Series D Preferred Stock, Senior Notes and Warrants issued in December 2009 as described in Note 6, and ASC 718 Stock Compensation to the Company’s share based payment arrangements.

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

The FASB released guidance on “Reporting Revenue Gross as a Principal versus Net as an Agent” and “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.”  Indicators identified by the Company for gross revenue reporting included:  the Company is the primary obligor in customer arrangements, the Company has discretion in supplier selection, and the Company has credit risk.  Accordingly, the Company records its client reimbursements, including out-of-pocket expenses, as revenue on a gross basis.

(f)	Income Taxes

The Company has provided for a full allowance against its net deferred tax asset, and except for alternative minimum tax, currently does not record an expense or benefit for federal, state and local income taxes, as any such expense or benefit would be fully offset by a change in the valuation allowance against the Company’s net deferred tax asset.  In assessing the realizability of deferred tax assets, management considers, in light of available objective evidence, whether it is more likely than not that some or all of such assets will be utilized in future periods. At March 31, 2011, the Company has incurred losses for fiscal years 2004 through 2011 for financial reporting purposes aggregating $13,817,000 and would have been required to generate approximately $8,535,000 of aggregate taxable income, exclusive of any reversals or timing differences, to fully utilize its net deferred tax asset. Accordingly, based upon the available objective evidence,  the Company provided for a full valuation allowance against its net deferred tax asset at September 30, 2011.

(g)	Net Income Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted shares subject to forfeiture. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options, warrants, preferred stock, and restricted stock.  For the three months ended September 30, 2011 and 2010, stock options, preferred stock and warrants to purchase (or convertible into, as applicable) approximately 187,500 and 8,074,113 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive.  For the six months ended September 30, 2011 and 2010, stock options, preferred stock and warrants to purchase (or convertible into, as applicable) approximately 187,500 and 304,375 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. The weighted average number of shares outstanding consists of:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Basic	8,150,595	7,943,115	8,115,364	7,885,076
Dilutive effect of:
Restricted stock	32,794	—	16,989	—
Warrants	2,453,204	—	2,453,148	2,450,404
Series D preferred stock	5,319,149	—	5,319,149	5,319,149
Diluted	15,955,742	7,943,115	15,904,650	15,654,629

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

In September 2011, the FASB issued Accounting Standard Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which changes the way a company completes its annual impairment review process. The provisions of this pronouncement provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 allows an entity the option to bypass the qualitative-assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The pronouncement does not change the current guidance for testing other indefinite-lived intangible assets for impairment. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect its adoption to have a material effect on our financial position or results of operations.

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

In May 2011, the FASB issued FASB Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this ASU are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Management currently believes that the adoption of this ASU will not have a material impact on the Company’s operating results, financial position or cash flows.

Comprehensive Income

In June 2011, the FASB issued FASB Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management currently believes that the adoption of this ASU will not have a material impact on the Company’s operating results, financial position or cash flows.

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

The Company evaluated the terms and conditions of the Senior Notes under the guidance of ASC 815, Derivatives and Hedging. The terms of the Notes that qualify as a derivative instrument are (i) a written put option which allows the holders of the Notes to accelerate interest and principal (effectively forcing an early redemption of the Notes) in the event of certain events of default, including a change of control of the Company, and (ii) the holders’ right to increase the interest rate on the Notes by 4% per year in the event of a suspension from trading of the Company’s Common Stock or an event of default.  Pursuant to ASC 815-15-25-40, put options that can accelerate repayment of principal meet the requisite criteria of a derivative financial instrument. In addition, as addressed in ASC 815-15-25-41, for a contingently exercisable put to be considered clearly and closely related to the relevant instrument and not constitute a separate derivative financial instrument, it can be indexed only to interest or credit risk. In this instance, the put instruments embedded in the Notes are indexed to events that are not related to interest or credit risk, namely, a change of control of the Company, and suspension of trading of the Company’s Common Stock.  Accordingly, these features are not considered clearly and closely related to the Note, and bifurcation is necessary.

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

The financial instruments sold to the Management Buyers, were recognized as compensation expense in the amount by which the fair value of the share-linked financial instruments (i.e. Series D Preferred Stock and Warrants) exceeded the proceeds that the Company received. The financial instruments subject to allocation are the Senior Notes, Series D Preferred Stock, Compound Embedded Derivatives (“CED”) and the Warrants. Other than the compensatory amounts, current accounting concepts generally provide that the allocation is, first, to those instruments that are required to be recorded at fair value; that is, the CED; and the remainder based upon relative fair values.

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

The Company’s Senior Notes, Warrant derivative liability, Put option derivative and Series D Preferred Stock are classified within Level 3 of the fair value hierarchy as they are valued using unobservable inputs including significant assumptions of the Company and other market participants.

The following tables present the Company’s instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

	Fair Value Measurements as of March 31, 2011
	Total	Level 1	Level 2	Level 3
Instruments:
Senior Notes	$2,500,000	$—	$—	$2,500,000
Warrants	2,837,143	—	—	2,837,143
Put Derivative	5,272	—	—	5,272
Series D Preferred Stock	2,003,085	—	—	2,003,085
Total Instruments	$7,345,500	$—	$—	$7,345,500

	Fair Value Measurements as of September 30, 2011
	Total	Level 1	Level 2	Level 3
Instruments:
Senior Notes	$2,500,000	$—	$—	$2,500,000
Warrants	2,409,574	—	—	2,409,574
Put Derivative	2,574	—	—	2,574
Series D Preferred Stock	2,300,008	—	—	2,300,008
Total Instruments	$7,212,156	$—	$—	$7,212,156

The following table presents the changes in Level 3 Instruments measured at fair value on a recurring basis for the three months ended September 30, 2011 and 2010:

	Total	Senior Notes	Warrants	Put Derivative	Series D Preferred Stock

Balances at, June 30, 2010	$3,986,778	$1,586,041	$761,981	$11,940	$1,626,816
Fair value adjustments	1,652,404	—	1,658,191	(5,787)	—
Discount amortization	75,096	75,096	—	—	—
Accretion	125,108	—	—	—	125,108
Balances at, September 30, 2010	$5,839,386	$1,661,137	$2,420,172	$6,153	$1,751,924

Balances at, June 30, 2011	$7,314,575	$2,500,000	$2,680,150	$4,280	$2,130,145
Fair value adjustments	(272,282)	—	(270,576)	(1,706)	—
Discount amortization	—	—	—	—	—
Accretion	169,863	—	—	—	169,863
Balances at, September 30, 2011	$7,212,156	$2,500,000	$2,409,574	$2,574	$2,300,008

The following table presents the changes in Level 3 Instruments measured at fair value on a recurring basis for the six months ended September 30, 2011 and 2010:

	Total	Senior Notes	Warrants	Put Derivative	Series D Preferred Stock

Balances at, March 31, 2010	$3,978,080	$1,514,340	$849,211	$110,940	$1,503,589
Fair value adjustments	1,466,174	—	1,570,961	(104,787)	—
Discount amortization	146,797	146,797	—	—	—
Accretion	248,335	—	—	—	248,335
Balances at, September 30, 2010	$5,839,386	$1,661,137	$2,420,172	$6,153	$1,751,924

Balances at, March 31, 2011	$7,345,500	$2,500,000	$2,837,143	$5,272	$2,003,085
Fair value adjustments	(430,267)	—	(427,569)	(2,698)	—
Discount amortization	—	—	—	—	—
Accretion	296,923	—	—	—	296,923
Balances at, September 30, 2011	$7,212,156	$2,500,000	$2,409,574	$2,574	$2,300,008

The fair value adjustments recorded for Warrants and Put Derivative are reported separately in the Statement of Operations, the discount amortization on Senior Notes is reported in interest expense, and accretion on Series D Preferred Stock is recorded to the accumulated deficit.

(4)	Long-Term Debt

Long-term debt consists of the following as of September 30, 2011 and March 31, 2011:

	September 30, 2011	March 31, 2011
$2,500,000 face value, 12.5% Senior Notes due December 15, 2012	$2,500,000	$2,500,000
	2,500,000	2,500,000
Less current portion	(2,500,000)	(2,500,000)
Long-term debt	$—	$—

The Company issued $2,500,000 face value of Senior Notes on December 15, 2009 in connection with the December 15, 2009 financing described in Note 3.  As described in Note 3, the proceeds from the financing were allocated among multiple financial instruments based on fair values.  Proceeds allocated to the Senior Notes amounted to $1,433,812. The resulting discount was subject to amortization through charges to interest expense over the term to maturity using the effective interest method.  Discount amortization included in interest expense for the three and six months ended September 30, 2010 amounted to $75,096 and $146,797 respectively.  The Company did not incur any amortization of the original interest discount on the Senior Notes for the three and six months end September 30, 2011 as they were fully amortized as of March 31, 2011.

The Senior Notes are secured by substantially all of the Company’s assets; bear interest at a rate of 12.5% per annum payable quarterly; and mature in one installment on December 15, 2012. The Company has the right to prepay the Senior Notes at any time. While the Senior Notes are outstanding, the Company is subject to customary affirmative, negative and financial covenants. The financial covenants include (i) a fixed charge coverage ratio test requiring the Company to maintain a fixed charge coverage ratio of not less than 1.40 to 1.00 at the close of each fiscal quarter, (ii) a minimum EBITDA test, tested at the end of each fiscal quarter, requiring the Company to generate “EBITDA” of at least $3,000,000 over the preceding four fiscal quarters, (iii) a minimum liquidity test requiring the Company to maintain cash and cash equivalents of $500,000 at all times, and (iv) limitations on capital expenditures. The Company was in compliance with these financial covenants as of September 30, 2011.

In May 2010, the Company entered into a First Amendment to Senior Notes (the “Note Amendment”), in connection with the Company’s pledge of $500,000 as cash collateral to Sovereign Bank to secure the Company’s reimbursement obligations under a letter of credit issued on behalf of the Company in favor of American Express Related Services Company, Inc. (“Amex”).  The letter of credit supports the Company’s credit line with respect to Amex credit cards issued to the Company and its employees. Pursuant to the Note Amendment, among other things, the Senior Notes were amended to (i) permit the Company to pledge the cash collateral to Sovereign Bank, and (ii) increase the interest rate thereunder by four percent to 16.5% during the period that the cash is pledged to Sovereign Bank.

On September 12, 2011, Amex released the $500,000 letter of credit it had been issued by Sovereign Bank. Thereafter, on September 15, 2011, Sovereign Bank released to the Company the $500,000 of cash collateral that had been pledged to secure the Company’s reimbursement obligations under the letter of credit, resulting in an automatic reduction in the Company’s interest rate under the Senior Notes from 16.5% to 12.5%.

As described in Note 10, the parties to the derivative lawsuit pending against the Company have entered into a Settlement Agreement, which is subject to court approval.  The terms of the settlement include a commitment by the Company to redeem its Senior Notes.  Accordingly the Company has classified the face value of the Senior Notes as a current liability at March 31, 2011 and June 30, 2011.

(5)	Redeemable Preferred Stock

Redeemable preferred stock consists of the following as of September 30, 2011 and March 31, 2011:

	September 30, 2011	March 31, 2011
Series D Convertible Participating Preferred Stock, par value $0.001, stated value $1.00, 2,500,000 shares designated, 2,500,000 shares issued and outstanding at September 30, 2011 and March 31, 2011; redemption and liquidation value $3,167,945 at September 30, 2011	$2,300,008	$2,003,085

The Series D Preferred Stock is subject to accretion to its redemption value, through charges to equity, over the period from issuance to the contractual redemption date, discussed in the Financing Overview, above, using the effective interest method. The redemption value is determined based upon the stated redemption amount of $1.00 per share, plus an accretion amount, more fully discussed above. For the three and six months ended September 30, 2010, accretion amounted to $125,108 and $248,335, respectively, and for the three and six months ended September 30, 2011, accretion amounted to $169,863 and $296,923, respectively.

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

	Warrant Derivative	Put Derivative	Total
Balances at April 1, 2010	$849,211	$110,940	$960,151
Fair value adjustments	1,570,961	(104,787)	1,466,174
Balances at September 30, 2010	$2,420,172	$6,153	$2,426,325

Balances at April 1, 2011	$2, 837,143	$5,272	$2,842,415
Fair value adjustments	(427,569)	(2,698)	(430,267)
Balances at September 30, 2011	$2,409,574	$2,574	$2,412,148

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

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended so as to increase the number of shares of Common Stock available under the plan to 1,250,000. In September 2008, the 2002 Plan was amended to increase the number of shares of Common Stock available under the plan to 1,650,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Compensation Committee of the Board of Directors. At September 30, 2011, there were options to purchase 187,500 shares of Common Stock, expiring from April 2013 through September 2017, issued under the 2002 Plan that remained outstanding. Any option under the 2002 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of September 30, 2011, the Company had options or other awards for 145,929 shares of Common Stock available for grant under the 2002 Plan.

On March 25, 2010, the stockholders of the Company approved the ‘mktg, inc.’ 2010 Equity Incentive Plan (the “2010 Plan”), under which 3,000,000 shares of Common Stock have been set aside and reserved for issuance.  The 2010 Plan provides for the granting to our employees, officers, directors, consultants and advisors of stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights, restricted stock units and other performance stock awards.  The 2010 Plan is administered by the Compensation Committee of the Board of Directors.  The exercise price per share of a stock option, which is determined by the Compensation Committee, may not be less than 100% of the fair market value of the common stock on the date of grant.  For non-qualified options the term of the option is determined by the Compensation Committee. For incentive stock options the term of the option is not more than ten years. However, if the optionee owns more than 10% of the total combined voting power of the Company, the term of the incentive stock option will be no longer than five years. The 2010 Plan automatically terminates on February 22, 2020, unless it is terminated earlier by a vote of the Company’s stockholders or the Board of Directors; provided, however, that any such action does not affect the rights of any participants of the 2010 Plan. In addition, the 2010 Plan may be amended by the stockholders of the Company or the Board of Directors, subject to stockholder approval if required by applicable law or listing requirements. At September 30, 2011, there were options to purchase 2,744,302 shares of Common Stock, expiring May 2020, issued under the 2010 Plan that remained outstanding. Any option under the 2010 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of September 30, 2011, the Company had options or other awards for 5,198 shares of Common Stock available for grant under the 2010 Plan.

The maximum contractual life for any of the options is ten years. The Company uses the Black-Scholes model to estimate the value of stock options granted under FASB guidance.  Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of options.

A summary of option activity under all plans as of September 30, 2011, and changes during the six month period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Balance at March 31, 2011	$0.60	3,048,677	8.55	$701,196
Granted	—	—
Exercised	—	—
Canceled	$1.60	(116,875)
Balance at September 30, 2011 (vested and expected to vest)	$0.56	2,931,802	8.38	$557,042
Exercisable at September 30, 2011	$2.51	187,500	4.50	$0

Total unrecognized compensation cost related to vested and expected to vest options at September 30, 2011 amounted  to $473,846 and is expected to be recognized over a weighted average period of 2.67 years. Total compensation cost for all outstanding option awards amounted to $44,424 and $88,848 for the three and six months ended September 30, 2011 and $44,424 and $59,232 for the three and six months ended September 30, 2010, respectively.

(ii) Warrants

At September 30, 2011 and March 31, 2011 there were warrants outstanding to purchase 2,456,272 shares of common stock at a price of $.001 per share, which were issued in the December 2009 financing and expire December 15, 2015.  The aggregate intrinsic value of the warrants outstanding at September 30, 2011 and March 31, 2011 were $1,839,748 and $2,036,249, respectively.

(iii) Restricted Stock

During the six months ended September 30, 2011, the Company awarded 250,500 shares of Common Stock initially subject to forfeiture (“restricted stock”) pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements under the Company’s 2010 Plan.

As of September 30, 2011 the Company had awarded 1,437,071 shares (net of forfeited shares) of restricted stock under the Company’s 2002 and 2010 Plans, and 209,767 shares (net of forfeited shares) of restricted stock that were issued outside of the Company’s 2002 and 2010 Plans. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at their respective grant dates amount to approximately $2,130,952 and are recognized ratably as compensation expense over the vesting periods. The shares of restricted stock granted pursuant to such agreements vest in various tranches over one to five years from the date of grant.

The shares awarded to employees under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

A summary of all non-vested stock activity as of September 30, 2011, and changes during the six month period then ended is presented below:

	Weighted average grant date fair value	Number of shares	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Unvested at March 31, 2011	$1.96	500,845	2.62	$415,701

Awarded	$0.71	250,500
Vested	$2.15	(117,943)
Forfeited	$2.50	(2,000)

Unvested at September 30, 2011	$1.61	631,402	2.56	$473,552

Total unrecognized compensation cost related to unvested stock awards at September 30, 2011 amounted to $655,753 and is expected to be recognized over a weighted average period of 2.56 years.  Total compensation cost for the stock awards amounted to $70,439 and $128,097 for the three and six months ended September 30, 2011, and $152,710 and $224,753 for the three and six months ended September 30, 2010, respectively.

(8)	Concentrations

The Company had sales to one customer that approximated $18,635,000 or 66% and $38,416,000 or 64% of total sales for the three and six months ended September 30, 2011, respectively.  Accounts receivable due from this customer approximated $11,184,000 at September 30, 2011.  In addition, the Company’s second largest customer accounted for approximately $3,591,000 or 13% and $6,750,000 or 11% of total sales for the three and six months ended September 30, 2011, respectively.  Accounts receivable due from this customer approximated $2,526,000 at September 30, 2011.  For the three and six months ended September 30, 2010 the Company had sales to one customer that approximated $14,897,000 or 52% and $36,560,000 or 63% of total sales, respectively.  Accounts receivable due from this customer approximated $8,036,000 at September 30, 2010.  In addition, the Company’s second largest customer accounted for approximately $8,093,000 or 28% and $12,771,000 or 22% of total sales for the three and six months ended September 30, 2010, respectively.  Accounts receivable due from this customer approximated $2,532,000 at September 30, 2010.

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

Shortly before the hearing was held on the motion to dismiss, the parties (including the Company) agreed in principle to settle the matter.  On September 16, 2011, the parties entered into a formal Settlement Agreement, pursuant to which, among other things:

●
the Company will redeem its outstanding Senior Notes within 45 days of the Court’s approval of the Settlement Agreement, provided that such period may be extended for an additional 45 days if repayment is not reasonably possible due to market volatility or certain similar events set forth in the Settlement Agreement;

●	the annual management fee payable by the Company to Union Capital Corporation will be reduced from $125,000 to $62,500 within two days of the Court’s approval of the Settlement Agreement;
●	the Company will pay up to $175,000 of Plaintiff’s legal fees, subject to the Court’s approval;
●	the Company’s Senior Notes have been amended to fix the interest rate thereunder at 12.5 percent;
●	the parties agreed to the settlement of all claims relating to the lawsuit and the dismissal of the lawsuit with prejudice; and
●	the plaintiff provided the defendants with a general release.

The settlement is not expected to have a material adverse impact on our finances.  Other than the amendment to the Senior Notes, which became effective on September 16, 2011, the terms of the Settlement Agreement will not become effective until approved by the Court following a hearing at which stockholders of the Company will be entitled to object to the Settlement Agreement.  It is anticipated that the Settlement Agreement will be presented to the Court for approval in the first quarter of calendar year 2012, following notice to the Company’s stockholders of the terms thereof.  There can be no assurance that the Court will approve the Settlement Agreement.  In the event the Court does not approve the settlement, for whatever reason, the litigation will resume.  The ultimate outcome of any litigation is uncertain and could result in substantial damages.

The Company has obligations to provide indemnification to its officers and directors (and former officers and directors), as well as to the investors in the December 2009 financing, including for all legal costs incurred by them in defending these claims.  As of September 30, 2011, the Company’s legal expenses in connection with its defense of the lawsuit and its indemnification obligations amounted to $966,000, with $135,000 of that amount incurred during the six months ended September 30, 2011.

(11)	Subsequent Events

Senior Secured Notes Payable

On October 14, 2011 the Company prepaid $500,000 of the $2,500,000 in Senior Notes outstanding as of September 30, 2011.  The prepayment was allocated to the individual debtors based on the prorated face value of Senior Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect,” “plan,” “predict,” “may,” “should,” “will,” the negatives thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements.  Factors that could cause actual results to differ materially from the Company’s expectations are set forth in the Company’s Annual Report on Form 10-K  for the fiscal year ended March 31, 2011 under “Risk Factors,” including but not limited to “Recent Losses,” “Concentration of Customers,” “Recent Economic Changes,” “Dependence on Key Personnel,” “Outstanding Indebtedness; Security Interest,”” Series D Preferred Stock Liquidation Preference; Redemption,”” Control by Union Capital Corporation and Holders of Series D Preferred Stock,” “Anti-Dilution Provisions of The Series D Preferred Stock Could Result In Dilution of Stockholders,” “Unpredictable Revenue Patterns,” “Competition,” “Derivative Litigation,” and “Risks Associated with Acquisitions,” in addition to other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission. The forward-looking statements contained in this report speak only as of the date hereof.  The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Results of Operations

Overview

For the three months ended September 30, 2011 we generated $1,092,000 in operating income, a decrease of $123,000 compared to the $1,215,000 earned during the three months ended September 30, 2010.  This reduction was the result of a $24,000 decrease in Operating Revenue and a $316,000 increase in compensation expense, partially offset by a $217,000 decrease in general and administrative expenses.  For the six months ended September 30, 2011 we generated $2,166,000 in operating income, a $262,000 increase over the $1,904,000 earned during the six months ended September 30, 2010.  This improvement was the result of a $1,149,000 increase in Operating Revenue and a $333,000 decrease in general and administrative expenses, partially offset by a $1,220,000 increase in compensation expense.

The following table presents the reported operating results for the three and six months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Six Months Ended September 30
	2011	2010	2011	2010
Operations Data:

Sales	$28,407,000	$28,556,000	$59,736,000	$57,693,000
Reimbursable program costs and expenses	5,354,000	6,100,000	12,501,000	11,581,000
Outside production and other program expenses	13,910,000	13,289,000	28,763,000	28,789,000

Operating revenue	9,143,000	9,167,000	18,472,000	17,323,000

Compensation expense	6,465,000	6,149,000	13,053,000	11,833,000
General and administrative expenses	1,586,000	1,803,000	3,253,000	3,586,000

Operating income	1,092,000	1,215,000	2,166,000	1,904,000

Interest (expense), net	(97,000)	(177,000)	(194,000)	(339,000)
Fair value adjustments to compound embedded derivatives	272,000	(1,652,000)	430,000	(1,466,000)
Income (loss) before provision for income taxes	1,267,000	(614,000)	2,402,000	99,000

Provision for income taxes	45,000	—	90,000	—

Net income (loss)	$1,222,000	$(614,000)	$2,312,000	$99,000

Per Share Data:
Basic earnings (loss) per share	$0.15	$(0.08)	$0.28	$0.01
Diluted earnings (loss) per share	$0.08	$(0.08)	$0.15	$0.01

Weighted Average Shares Outstanding:
Basic	8,150,595	7,943,115	8,115,364	7,885,076
Diluted	15,955,742	7,943,115	15,904,650	15,654,629

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

The following table presents operating data expressed as a percentage of Operating Revenue for the three and six months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Statement of Operations Data:
Operating revenue	100.0%	100.0%	100.0%	100.0%
Compensation expense	70.7%	67.1%	70.7%	68.3%
General and administrative expense	17.3%	19.7%	17.6%	20.7%
Operating income	12.0%	13.2%	11.7%	11.0%
Interest expense, net	(1.1%)	(1.9%)	(1.1%)	(2.0%)
Fair value adjustments to compound embedded derivatives	3.0%	(18.0%)	2.3%	(8.5%)
Income (loss) before provision for income taxes	13.9%	(6.7%)	12.9%	0.5%
Provision for income taxes	0.5%	0.0%	0.5%	0.0%
Net income (loss)	13.4%	(6.7%)	12.4%	0.5%

Sales.  Sales consist of fees for services, commissions, reimbursable program costs and expenses and other production and program expenses.  We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts.  The amount of reimbursable program costs and expenses, and outside production and other program expenses which are included in revenues will vary from period to period, based on the type and scope of the service being provided.  Sales for the three months ended September 30, 2011 decreased $149,000 to $28,407,000, compared to $28,556,000 for the three months ended September 30, 2010.  This decrease in sales is attributable to a $3,371,000 decrease in experiential marketing revenues, a $746,000 decrease in reimbursable program cost revenue from our largest customer, Diageo North America, Inc. (“Diageo”) and a $548,000 decrease in trade marketing revenues, partially offset by a $4,576,000 increase in other Diageo revenues.  Sales for the six months ended September 30, 2011 increased $2,043,000 to $59,736,000, compared to $57,693,000 for the six months ended September 30, 2010. This increase in sales was primarily attributable to a $920,000 increase in Diageo reimbursable program cost revenue, a $1,103,000 increase in other Diageo revenues, and a $781,0000 increase in experiential marketing revenues, partially offset by a $662,000 decrease in trade marketing revenues.

Reimbursable Program Costs and Expenses.  Reimbursable program costs and expenses are primarily direct labor, travel and product costs generally associated with events we execute for Diageo. Reimbursable program costs and expenses for the three months ended September 30, 2011 decreased $746,000 to $5,354,000, compared to $6,100,000 for the three months ended September 30, 2010.   Reimbursable program costs and expenses for the six months ended September 30, 2011 increased $920,000 to $12,501,000, compared to $11,581,000 for the six months ended September 30, 2010.  These variances are primarily due to the fluctuations in the number of events executed during the three and six month periods ended September 30, 2011 versus the same periods in Fiscal 2011.

Outside Production and Other Program Expenses.  Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses.  Outside production and other program expenses for the three months ended September 30, 2011 increased $621,000 to $13,910,000, compared to $13,289,000 for the three months ended September 30, 2010. This increase in outside production and other program expenses is primarily due to an increase in the number of Diageo events executed, partially offset by reductions in the cost of experiential and trade marketing programs. Outside production and other program expenses for the six months ended September 30, 2011 decreased $26,000 to $28,763,000, compared to $28,789,000 for the six months ended September 30, 2010. This decrease in outside production and other program expenses is primarily due to a reduction in our trade and digital marketing programs, partially offset by an increase in the number of Diageo events executed and an increase in the cost of experiential programs.

Operating Revenue. For the three months ended September 30, 2011, Operating Revenue decreased $24,000 to $9,143,000, compared to $9,167,000 for the three months ended September 30, 2010.  This decrease in Operating Revenue is primarily due to a decrease in experiential and trade marketing revenue, partially offset by an increase in Diageo revenue.  For the six months ended September 30, 2011, Operating Revenue increased $1,149,000 to $18,472,000, compared to $17,323,000 for the six months ended September 30, 2010. This 7% increase in Operating Revenue is primarily due to an increase in the Diageo and experiential revenue, partially offset by a decrease in trade and digital marketing revenue. Operating Revenue as a percentage of Sales for the three and six months ended September 30, 2011 was 32% and 31%, respectively, compared to 32% and 30% for the three and six months ended September 30, 2010.  A reconciliation of Sales to Operating Revenues for the three and six months ended September 30, 2011 and 2010 is set forth below.

	Three Months Ended September 30,				Six Months Ended September 30,
Sales	2011	%	2010	%	2011	%	2010	%
Sales – U.S. GAAP	$28,407,000	100	$28,556,000	100	$59,736,000	100	$57,693,000	100
Reimbursable program costs and outside production expenses	19,264,000	68	19,389,000	68	41,264,000	69	40,370,000	70
Operating Revenue – Non-GAAP	$9,143,000	32	$9,167,000	32	$18,472,000	31	$17,323,000	30

Compensation Expense. Compensation expense, exclusive of reimbursable program costs and expenses and other program expenses, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs.  For the three months ended September 30, 2011, compensation expense increased $316,000 to $6,465,000, compared to $6,149,000 for the three months ended September 30, 2010.  This 5% increase in compensation expense is primarily the result of a $676,000 increase in salary expense and a $103,000 increase in payroll taxes and benefits due to staff increases, partially offset by a $388,000 decrease in bonus expense and an $82,000 decrease in share based compensation expense. For the six months ended September 30, 2011, compensation expense increased $1,220,000 to $13,053,000, compared to $11,833,000 for the six months ended September 30, 2010.  This 10% increase in compensation expense is primarily the result of a $1,289,000 increase in salary expense and a $262,000 increase in payroll taxes and benefits due to staff increases, partially offset by a $300,000 decrease in bonus expense and a $67,000 decrease in share based compensation expense.

General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts.   For the three months ended September 30, 2011, general and administrative expenses decreased $217,000 to $1,586,000, compared to $1,803,000 for the three months ended September 30, 2010.  This 12% decrease in general and administrative expenses is primarily the result of a $126,000 decrease in legal fees, a $59,000 reduction in office expense, and a $43,000 decrease in depreciation and amortization expense. For the six months ended September 30, 2011, general and administrative expenses decreased $333,000 to $3,253,000, compared to $3,586,000 for the six months ended September 30, 2010.  This 9% decrease in general and administrative expenses is primarily the result of a $182,000 decrease in legal fees, a $81,000 decrease in depreciation and amortization expense, and a $43,000 reduction in telecommunication expense.

Modified EBITDA. As described above, we believe that Modified EBITDA is an additional key performance indicator. We use it to measure and evaluate operational performance and it is one of the metrics against which we are tested under the Senior Notes as described in the Liquidity and Capital Resources section below. The Company’s Modified EBITDA for the three months ended September 30, 2011, was $1,444,000 compared $1,706,000 for the three months ended September 30, 2010.  For the six months ended September 30, 2011 the Company’s modified EBITDA was $2,861,000 compared to $2,777,000 for the six months ended September 30, 2010. A reconciliation of operating income to Modified EBITDA for the three and six months ended September 30, 2011 and 2010, is set forth below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Operating income – US GAAP	$1,092,000	$1,215,000	$2,166,000	$1,904,000
Depreciation and amortization	237,000	279,000	478,000	559,000
Income tax expense	—	15,000	—	30,000
Share based compensation expense	115,000	197,000	217,000	284,000
Modified EBITDA – Non-GAAP	$1,444,000	$1,706,000	$2,861,000	$2,777,000

Interest (expense), net.  Net interest expense for the three months ended September 30, 2011 was ($97,000) compared to ($177,000) for the three months ended September 30, 2010.  Net interest expense for the six months ended September 30, 2011 was ($194,000) compared to ($339,000) for the six months ended September 30, 2010.  Interest expense consisted primarily of interest on the Senior Notes. Interest income consists primarily of interest on our money market and CD accounts. For the three and six months ended September 30, 2010 interest expense included amortization of the original interest discount on the Senior Notes of ($76,000) and ($147,000), respectively.  We did not incur any amortization of the original interest discount on the Senior Notes for the three and six months ended September 30, 2011, as they were fully amortized as of March 31, 2011.

Fair Value Adjustments to Compound Embedded Derivatives.  Fair value adjustments to compound embedded derivatives for the three and six months ended September 30, 2011, were $272,000 and $430,000, respectively.  Fair value adjustments to compound embedded derivatives for the three and six months ended September 30, 2010, were ($1,652,000) and ($1,466,000), respectively.  These amounts consist entirely of a non-cash fair value adjustment to the derivative financial instruments generated from the December 2009 financing.  This adjustment is primarily attributable to the fluctuation in the price of our Common Stock during the relevant periods, which under generally accepted accounting principles required us to adjust the carrying values of the Warrant derivative liability and other derivative liabilities on our balance sheets and record the amount of such adjustments under “Fair value adjustments to compound embedded derivatives” on our statements of operations.  In general, an increase in the price of our Common Stock in a particular period will result in an increase in the carrying values of these derivative liabilities on our balance sheets at the end of such period and require us to record the amount of such increase as a charge under “Fair value adjustments to compound embedded derivatives” on our statements of operations for such period, and a decrease in the price of our Common Stock in a particular period will have the opposite effect.  A more detailed explanation of the accounting treatment for these derivative financial instruments is provided in Note 3 to our Consolidated Financial Statements in Item 1 of this Report.

Income (Loss) before Provision for Income Taxes.  The Company’s income before provision for income taxes for the three months ended September 30, 2011, was $1,267,000 compared to a loss before provision for income taxes of ($614,000) for the three months ended September 30, 2010.  For the six months ended September 30, 2011, the Company’s income before provision for income taxes was $2,402,000 compared to $99,000 for the six months ended September 30, 2010.

Provision for Income Taxes.  Except for an alternative minimum tax for the three and six months ended September 30, 2011, we did not record a provision for federal, state and local income taxes for the three and six months ended September 30, 2011 and 2010 because any such provision would be fully offset by a change in the valuation allowance against the Company’s net deferred tax asset established as a result of our historical operating losses.  We established this allowance because, in light of our losses in prior fiscal years and other factors, there is uncertainty as to whether we will be able to utilize these assets to reduce our tax expense in future periods.

Net Income (Loss).  As a result of the items discussed above, net income for the three months ended September 30, 2011 was $1,222,000 compared to a net loss ($614,000) for the three months ended September 30, 2010.  For the six months ended September 30, 2011, the Company’s net income was $2,312,000 compared to $99,000 for the six months ended September 30, 2010.  Fully diluted earnings (loss) per share amounted to $.08 and $.15 for the three and six months ended September 30, 2011, compared to ($.08) and $.01 for the three and six months ended September 30, 2010.

Liquidity and Capital Resources

We have continuously operated with negative working capital. This deficit has generally resulted from our inability to generate sufficient cash and receivables from our programs to offset our current liabilities, which consist primarily of obligations to vendors and other accounts payable, deferred revenues and bank borrowings required to be paid within 12 months from the date of determination. We are continuing our efforts to increase revenues from our programs and reduce our expenses, but to date these efforts have not been sufficiently successful to eliminate our working capital deficit. We have been able to operate during this extended period with negative working capital due primarily to advance payments made to us on a regular basis by our largest customers, and to a lesser degree, borrowings, equity infusions from private placements of our securities, and stock option and warrant exercises. For the six months ended September 30, 2011, the working capital deficit decreased by $2,772,000 (89%) from $3,099,000 to $327,000, primarily as a result of the net income generated during the period and the release of $500,000 of restricted cash.

In Fiscal 2010, we experienced a reduction in deferred revenues (i.e., advance payments by clients). We were also required to repay approximately $1.6 million in advance billings to Diageo as a result of a reduction in our Diageo business, which payment was made using a portion of the proceeds from the $5 million financing described below. Furthermore, in November 2009 the method by which Diageo prepays expenses we incur in connection with the execution of their programs was changed, so that we are now reimbursed on a semi-monthly basis (twice each month) instead of on a monthly basis, thereby reducing the amount of each such prepayment. Specifically, we are now generally reimbursed in advance on the first and 15th day of each month for the reimbursable expenses we expect to incur during the half-month period following the date of reimbursement. Previously, Diageo generally reimbursed us in advance on the first day of each month for the reimbursable expenses we expected to incur during the entire month.

In light of our pressing cash needs caused by the events described above, on December 15, 2009, we consummated a $5 million financing led by an investment vehicle organized by Union Capital Corporation (“Union Capital”). In the financing, we issued $2.5 million in aggregate principal amount of Senior Notes, $2.5 million in aggregate stated value of Series D Convertible Participating Preferred Stock initially convertible into 5,319,149 shares of Common Stock, and Warrants to purchase 2,456,272 shares of Common Stock. The Senior Notes are secured by substantially all of our assets; originally bore interest at a rate of 12.5% per annum payable quarterly; and mature in one installment on December 15, 2012. On May 7, 2010, in connection with our pledge of $500,000 as cash collateral to secure our reimbursement obligations under a letter of credit, the Senior Notes were amended to increase the interest rate to 16.5% during the period that the cash so pledged is not subject to the lien of the holders of the Senior Notes.  On September 15, 2011, the $500,000 of cash collateral that had been pledged to secure our reimbursement obligations under the letter of credit was released, resulting in an automatic reduction in the interest rate on the Senior Notes from 16.5% to 12.5%.

We have the right to prepay the Senior Notes at any time, and in October, 2011 we prepaid $500,000 of the $2,500,000 in Senior Notes outstanding.  The prepayment was allocated to the individual debtors based on the prorated face value of Senior Notes.  While the Senior Notes are outstanding, we are subject to customary affirmative, negative and financial covenants. The financial covenants include (i) a fixed charge coverage ratio test requiring us to maintain a fixed charge coverage ratio of not less than 1.40 to 1.00 at the close of each fiscal quarter, (ii) a minimum EBITDA test, tested at the end of each fiscal quarter, requiring us to generate “EBITDA” of at least $3,000,000 over the preceding four quarters, (iii) a minimum liquidity test requiring us to maintain cash and cash equivalents of $500,000 at all times, and (iv) limitations on our capital expenditures.  We are in compliance with these financial covenants as of September 30, 2011.  The Senior Notes are not convertible into equity.

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

Upon closing of the financing, Union Capital became entitled to a closing fee of $325,000, half of which was paid upon closing and the balance of which was paid in six monthly installments following the closing. We also reimbursed Union Capital for its fees and expenses in the amount of $250,000. Additionally, we entered into a management consulting agreement with Union Capital under which Union Capital provides us with management advisory services and we pay Union Capital a fee of $125,000 per year for such services. Such fee will be reduced to $62,500 per year if the holders of the Series D Preferred Stock no longer have the right to nominate two directors and Union Capital no longer owns at least 40% of the Common Stock purchased by it at closing (assuming conversion of Series D Preferred Stock and exercise of Warrants held by it).  In addition, said fee will be reduced from $125,000 to $62,500 within two days of the Court’s approval of the Settlement Agreement described in Note 10 to our Consolidated Financial Statements.  The management consulting agreement will terminate when the holders of the Series D Preferred Stock no longer have the right to nominate any directors and Union Capital no longer owns at least 20% of the Common Stock purchased by it at closing (assuming conversion of Series D Preferred Stock and exercise of Warrants held by it).

We believe that cash currently on hand together with cash expected to be generated from operations, will be sufficient to fund our cash and near-cash requirements both through June 30, 2012 and on a long term basis.

At September 30, 2011, we had cash and cash equivalents of $4,513,000, a working capital deficit of $327,000, and stockholders’ equity of $6,510,000.  In comparison, at March 31, 2011, we had cash and cash equivalents of $7,977,000, a working capital deficit of $3,099,000, and stockholders’ equity of $4,290,000.  The $3,464,000 decrease in cash and cash equivalents during the six months ended September 30, 2011 was primarily due to $3,807,000 of cash used in operating activities, partially offset by the release of $500,000 in restricted cash.

Operating Activities.  Net cash used in operating activities for the six months ended September 30, 2011 was $3,807,000, primarily attributable to $6,261,000 of cash used by the changes in operating assets and liabilities as the result of an increase in accounts receivables, prepaid expenses, other assets and a decrease in accounts payable, accrued compensation, accrued job costs, and income taxes payable,  offset by an decrease in unbilled contracts in progress, deferred contract costs and an increase in other accrued liabilities and deferred revenue account balances, and additionally offset by net income of $2,312,000.

Investing Activities.  Net cash provided by investing activities for the six months ended September 30, 2011 was $355,000, the result of the release of $500,000 in restricted cash offset by $145,000 in property and equipment purchases.

Financing Activities.  We did not engage in any financing activities during the six months ended September 30, 2011 other than minimal repurchases of our Common Stock from employees to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.

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

Please refer to our 2011 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies relating to revenue recognition, goodwill (expanded below) and other intangible assets and accounting for income taxes. During the six months ended September 30, 2011, there were no material changes to these policies.

Goodwill and Other Intangible Assets

Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of our subsidiary companies, Inmark, Optimum, U.S. Concepts and Digital Intelligence as well as our mktgpartners business. These companies and businesses have been integrated into a structure which does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of a customer relationship acquired from mktgpartners, and an Internet domain name and related intellectual property rights. At September 30, 2011 and March 31, 2011, our balance sheet reflected goodwill and intangible assets as set forth below:

	September 30, 2011	March 31, 2011
Amortizable:
Customer relationship	$562,945	$723,786
`
Non-Amortizable:
Goodwill	$10,052,232	$10,052,232
Internet domain name	200,000	200,000
	$10,252,232	$10,252,232
Total	$10,815,177	$10,976,018

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

As of March 31, 2011, we used a combination of three generally accepted methods for estimating fair value of the reporting unit; the income approach, market approach and market capitalization to determine the overall fair value.  Based on such analysis, we concluded that our goodwill was not impaired as of March 31, 2011. Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred.  There were no events or changes in circumstances during the six months ended September 30, 2011 that indicated that the carrying value of goodwill and the intangible asset may not be recoverable.  Management has also determined that there was no impairment of the amortizable intangible asset.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2011.   Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Shortly before the hearing was held on the motion to dismiss, the parties (including the Company) agreed in principle to settle the matter.  On September 16, 2011, the parties entered into a formal Settlement Agreement, pursuant to, among other things:

●
the Company will redeem its outstanding Senior Notes within 45 days of the Court’s approval of the Settlement Agreement, provided that such period may be extended for an additional 45 days if repayment is not reasonably possible due to market volatility or certain similar events set forth in the Settlement Agreement;

●	the annual management fee payable by the Company to Union Capital Corporation will be reduced from $125,000 to $62,500 within two days of the Court’s approval of the Settlement Agreement;
●	the Company will pay up to $175,000 of Plaintiff’s legal fees, subject to the Court’s approval;
●	the Company’s Senior Notes have been amended to fix the interest rate thereunder at 12.5 percent;
●	the parties agreed to the settlement of all claims relating to the lawsuit and the dismissal of the lawsuit with prejudice; and
●	the plaintiff provided the defendants with a general release.

The settlement is not expected to have a material adverse impact on our finances.  Other than the amendment to the Senior Notes, which became effective on September 16, 2011, the terms of the Settlement Agreement will not become effective until approved by the Court following a hearing at which stockholders of the Company will be entitled to object to the Settlement Agreement.  It is anticipated that the Settlement Agreement will be presented to the Court for approval in first quarter of calendar year 2012, following notice to the Company’s stockholders of the terms thereof.  There can be no assurance that the Court will approve the Settlement Agreement.  In the event the Court does not approve the settlement, for whatever reason, the litigation will resume.  The ultimate outcome of any litigation is uncertain and could result in substantial damages.

The Company has obligations to provide indemnification to its officers and directors (and former officers and directors), as well as to the investors in the December 2009 financing, including for all legal costs incurred by them in defending these claims.  As of September 30, 2011, the Company’s legal expenses in connection with its defense of the lawsuit and its indemnification obligations amounted to $$966,000 with $135,000 of that amount incurred during the six months ended September 30, 2011.

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

‘mktg, inc.’

Dated: November 4, 2011	By:	/s/ Charles W. Horsey
Charles W. Horsey, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 4, 2011	By:	/s/ Paul Trager
Paul Trager, Chief Financial Officer
(Principal Financial Officer)