Form 10-Q
period 2011-12-31
'mktg, inc.'
filed 2012-02-03
CIK 886475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Yes ☒                                                                           No ☐

As of January 31, 2012, 8,783,827 shares of the Registrant’s Common Stock, par value $.001 per share, were outstanding.

INDEX

‘mktg, inc.’

PART I - FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements

‘mktg, inc.’
Condensed Consolidated Balance Sheets
December 31, 2011 (Unaudited) and March 31, 2011

	December 31, 2011	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$6,218,732	$7,977,068
Accounts receivable, net of allowance for doubtful accounts of $317,000 at December 31, 2011 and March 31, 2011	11,062,463	7,686,383
Unbilled contracts in progress	706,910	1,535,767
Deferred contract costs	355,104	1,177,484
Prepaid expenses and other current assets	332,274	172,970
Total current assets	18,675,483	18,549,672

Property and equipment, net	1,608,574	1,789,870

Restricted cash	500,000	500,000
Goodwill	10,052,232	10,052,232
Intangible assets - net	682,524	923,786
Other assets	446,206	425,193
Total assets	$31,965,019	$32,240,753

Liabilities and Stockholders’ Equity
Current liabilities:
Senior secured notes payable	$—	$2,500,000
Accounts payable	1,000,408	944,764
Accrued compensation	1,057,922	1,861,778
Accrued job costs	506,898	1,683,477
Other accrued liabilities	2,744,484	2,196,839
Income taxes payable	—	174,000
Deferred revenue	13,112,325	12,287,624
Total current liabilities	18,422,037	21,648,482

Deferred rent	1,292,492	1,456,988
Warrant derivative liability	1,824,468	2,837,143
Put option derivative	—	5,272
Total liabilities	21,538,997	25,947,885

Commitments and contingencies

Redeemable Series D Convertible Participating Preferred Stock, $3,259,199 redemption and liquidation value, par value $1.00: 2,500,000 designated shares, 2,500,000 issued and outstanding shares at December 31, 2011 and March 31, 2011	2,433,131	2,003,085

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; 8,838,815 shares issued and 8,783,827 outstanding at December 31, 2011 and 8,590,315 shares issued and 8,552,345 outstanding at March 31, 2011	8,839	8,590
Additional paid-in capital	14,634,253	14,302,693
Accumulated deficit	(6,609,091)	(9,993,989)
Treasury stock at cost, 54,988 shares at December 31, 2011 and 37,970 shares at March 31, 2011	(41,110)	(27,511)
Total stockholders’ equity	7,992,891	4,289,783
Total liabilities and stockholders’ equity	$31,965,019	$32,240,753

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Condensed Consolidated Statements of Operations
Three and Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Sales	$36,177,898	$31,744,668	$95,914,022	$89,437,543

Operating expenses:
Reimbursable program costs and expenses	5,876,567	5,881,340	18,377,515	17,462,036
Outside production and other program expenses	20,797,390	17,289,650	49,560,671	46,078,306
Compensation expense	6,848,600	6,156,253	19,901,831	17,989,548
General and administrative expenses	1,640,759	1,730,419	4,893,448	5,316,120
Total operating expenses	35,163,316	31,057,662	92,733,465	86,846,010

Operating income	1,014,582	687,006	3,180,557	2,591,533

Interest expense, net	(39,788)	(176,876)	(233,560)	(515,767)
Other income	—	11,877	—	11,877
Fair value adjustments to compound embedded derivatives	587,680	560,269	1,017,947	(905,905)

Income before provision for income taxes	1,562,474	1,082,276	3,964,944	1,181,738

Provision for income taxes	60,000	—	150,000	—

Net income	$1,502,474	$1,082,276	$3,814,944	$1,181,738

Basic earnings per share	$.18	$.13	$.47	$.15
Diluted earnings per share	$.09	$.07	$.24	$.08

Weighted average number of common shares outstanding:
Basic	8,161,451	8,030,082	8,130,812	7,934,134
Diluted	15,944,895	15,804,981	15,933,193	15,706,298

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’
Condensed Consolidated Statements of Cash Flows
Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:

Net income	$3,814,944	$1,181,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	713,021	828,984
Deferred rent amortization	(164,496)	(126,411)
Provision for bad debt expense	—	24,045
Amortization of original issue discount on senior secured notes payable	—	225,449
Fair value adjustments to compound embedded derivatives	(1,017,947)	905,905
Share based compensation expense	331,809	388,626
Gain on sale of property and equipment	—	(11,877)
Changes in operating assets and liabilities:
Accounts receivable	(3,376,080)	(257,290)
Unbilled contracts in progress	828,857	540,375
Deferred contract costs	822,380	331,411
Prepaid expenses and other current assets	(159,304)	387,222
Other assets	(21,013)	—
Accounts payable	55,644	(1,010,036)
Accrued compensation	(803,856)	1,286,430
Accrued job costs	(1,176,579)	164,275
Other accrued liabilities	547,645	(225,320)
Income taxes payable	(174,000)	—
Deferred revenue	824,701	2,024,274

Net cash provided by operating activities	1,045,726	6,657,800

Cash flows from investing activities:
Release of restricted cash	500,000	—
Restricted cash deposit	(500,000)	(500,000)
Proceeds from sale of property and equipment	—	15,000
Purchases of property and equipment	(290,463)	(307,681)
Net cash used in investing activities	(290,463)	(792,681)

Cash flows from financing activities:
Payments of debt	(2,500,000)	—
Purchase of treasury stock	(13,599)	(6,605)
Net cash used in financing activities	(2,513,599)	(6,605)

Net (decrease) increase in cash and cash equivalents	(1,758,336)	5,858,514

Cash and cash equivalents at beginning of period	7,977,068	663,786
Cash and cash equivalents at end of period	$6,218,732	$6,522,300

Supplemental disclosures of cash flow information:
Interest paid during the period	$242,330	$300,925
Income taxes paid during the period	$320,461	$43,156

See notes to unaudited condensed consolidated financial statements

‘mktg, inc.’
Notes to the Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The following unaudited interim condensed consolidated financial statements of ‘mktg, inc.’ (the “Company”) for the three and nine months ended December 31, 2011 and 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to GAAP for interim financial information and SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended March 31, 2011.

In the opinion of management, such condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s results for the interim periods presented. The results of operations for the three and nine months ended December 31, 2011 are not necessarily indicative of the results for the full fiscal year or any future periods.

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

(c)    Goodwill

Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. Goodwill is subject to annual impairment tests which require the comparison of the fair value and carrying value of reporting units. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has one reporting unit, and uses three generally accepted methods for estimating fair value of the reporting unit; the income approach, market approach and market capitalization to determine the overall fair value.  There were no events or changes in circumstances during the nine months ended December 31, 2011 that indicated to management that the carrying value of goodwill and the intangible asset may not be recoverable.

(d)    Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, derivative financial instruments, and the Company’s Senior Secured Notes (“Senior Notes”) and Redeemable Series D Convertible Participating Stock (“Series D Preferred Stock”) issued December 15, 2009. In November, 2011, in conjunction with the Company obtaining a bank credit facility (see Note 4), the Company repaid in full the remaining $2 million of principal outstanding under its Senior Notes.  The fair values of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities generally approximate their respective carrying values due to their current nature. Derivative liabilities, as discussed below, are required to be carried at fair value. The following table reflects the comparison of the carrying value and the fair value of the Company’s Series D Preferred Stock as of December 31, 2011:

	Carrying Values	Fair Values
Series D Preferred Stock (See Notes 3 and 6)	$2,300,008	$3,950,688

The fair value of the Company’s Series D Preferred Stock has been determined based upon the forward cash flow of the contracts, discounted at credit-risk adjusted market rates.

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

Redeemable preferred stock – Redeemable preferred stock (such as the Series D Preferred Stock, and any other redeemable financial instrument the Company may issue) is initially evaluated for possible classification as a liability under ASC 480 Financial Instruments with Characteristics of Both Liabilities and Equity. Redeemable preferred stock classified as a liability is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification, is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities under ASC 815. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, any feature that could require cash redemption for matters not within the Company’s control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. See Note 6 for further disclosures about the Company’s Series D Preferred Stock, which constitutes redeemable preferred stock.

Fair value measurements - Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of the Company’s financial statements. Significant fair value measurements resulted from the application of the fair value measurement guidance included in ASC 815 to the Company’s Series D Preferred Stock, Senior Notes and Warrants issued in December 2009 as described in Note 7, and ASC 718 Stock Compensation to the Company’s share based payment arrangements.

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

(f)    Income Taxes

The Company has provided for a full allowance against its net deferred tax asset, and except for alternative minimum tax, currently does not record an expense or benefit for federal, state and local income taxes, as any such expense or benefit would be fully offset by a change in the valuation allowance against the Company’s net deferred tax asset.  In assessing the realizability of deferred tax assets, management considers, in light of available objective evidence, whether it is more likely than not that some or all of such assets will be utilized in future periods. At March 31, 2011, the Company has incurred losses for fiscal years 2004 through 2011 for financial reporting purposes aggregating $13,817,000 and would have been required to generate approximately $8,535,000 of aggregate taxable income, exclusive of any reversals or timing differences, to fully utilize its net deferred tax asset. Accordingly, based upon the available objective evidence, the Company provided for a full valuation allowance against its net deferred tax asset at December 31, 2011.

(g)    Net Income Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted shares subject to forfeiture. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options, warrants, preferred stock, and restricted stock.  For the three months ended December 31, 2011 and 2010, stock options, preferred stock and warrants to purchase (or convertible into, as applicable) approximately 187,500 and 304,375 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive.  For the nine months ended December 31, 2011 and 2010, stock options, preferred stock and warrants to purchase (or convertible into, as applicable) approximately 187,500 and 304,375 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. The weighted average number of shares outstanding consists of:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Basic	8,161,451	8,030,082	8,130,812	7,934,134
Dilutive effect of:
Restricted stock	11,543	2,993	30,205	1,536
Warrants	2,452,752	2,452,757	2,453,027	2,451,479
Series D preferred stock	5,319,149	5,319,149	5,319,149	5,319,149
Diluted	15,944,895	15,804,981	15,933,193	15,706,298

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

Comprehensive Income

In June 2011, the FASB issued FASB Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management currently believes that the adoption of this ASU will not have a material impact on the Company’s operating results, financial position or cash flows.

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

The shares of Series D Preferred Stock issued in the financing have a stated value of $1.00 per share, and are convertible into Common Stock at an initial conversion price of $0.47.  The conversion price of the Series D Preferred Stock is subject to weighted-average anti-dilution provisions. Generally, this means that if the Company sells non-exempt securities below the conversion price, the holders’ conversion price will be adjusted downwards. Holders of the Series D Preferred Stock are not entitled to special dividends but will be entitled to be paid upon a liquidation, redemption or change of control, the stated value of such shares plus the greater of (a) a 14% accreting liquidation preference, compounding annually, and (b) 3% of the volume weighted average price of the Common Stock outstanding on a fully-diluted basis (excluding the shares issued upon conversion of the Series D Preferred Stock) for the 20 days preceding the event.  A consolidation or merger, a sale of all or substantially all of the Company’s assets, and a sale of 50% or more of Common Stock would be treated as a change of control for this purpose.

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

Upon closing of the financing, UCC became entitled to a closing fee of $325,000, half of which was paid upon the closing and the balance of which was paid in six monthly installments following the closing. The Company also reimbursed UCC for its fees and expenses in the amount of $250,000. Additionally, the Company entered into a management consulting agreement with Union Capital under which Union Capital provides the Company with management advisory services and the Company pays Union Capital a fee of $125,000 per year for such services.  Such fee will be reduced to $62,500 per year if the holders of the Series D Preferred Stock no longer have the right to nominate two directors and Union Capital no longer owns at least 40% of the Common Stock purchased by it at closing (assuming conversion of Series D Preferred Stock and exercise of Warrants held by it). In addition, such fee will be reduced from $125,000 to $62,500 within two days of the Court’s approval of the Settlement Agreement described in Note 11.  The management consulting agreement will terminate when the holders of the Series D Preferred Stock no longer have the right to nominate any directors and Union Capital no longer owns at least 20% of the Common Stock purchased by it at closing (assuming conversion of Series Preferred D Stock and exercise of Warrants held by it).

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

The Company evaluated the terms and conditions of the Senior Notes (which were repaid in full in November 2011), under the guidance of ASC 815, Derivatives and Hedging. The terms of the Notes that qualified as a derivative instrument were (i) a written put option which allows the holders of the Notes to accelerate interest and principal (effectively forcing an early redemption of the Notes) in the event of certain events of default, including a change of control of the Company, and (ii) the holders’ right to increase the interest rate on the Notes by 4% per year in the event of a suspension from trading of the Company’s Common Stock or an event of default.  Pursuant to ASC 815-15-25-40, put options that can accelerate repayment of principal meet the requisite criteria of a derivative financial instrument. In addition, as addressed in ASC 815-15-25-41, for a contingently exercisable put to be considered clearly and closely related to the relevant instrument and not constitute a separate derivative financial instrument, it can be indexed only to interest or credit risk. In this instance, the put instruments embedded in the Notes were indexed to events that were not related to interest or credit risk, namely, a change of control of the Company, and suspension of trading of the Company’s Common Stock.  Accordingly, these features were not considered clearly and closely related to the Note, and bifurcation was necessary.

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

The financial instruments sold to the Management Buyers, were recognized as compensation expense in the amount by which the fair value of the share-linked financial instruments (i.e. Series D Preferred Stock and Warrants) exceeded the proceeds that the Company received. The financial instruments subject to allocation were the Senior Notes, Series D Preferred Stock, Compound Embedded Derivatives (“CED”) and the Warrants. Other than the compensatory amounts, current accounting concepts generally provide that the allocation is, first, to those instruments that are required to be recorded at fair value; that is, the CED; and the remainder based upon relative fair values.

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

The Company’s Senior Notes, Warrant derivative liability, Put option derivative and Series D Preferred Stock are classified within Level 3 of the fair value hierarchy as they are valued using unobservable inputs including significant assumptions of the Company and other market participants.  In November, 2011, in conjunction with the Company obtaining a bank credit facility (see Note 4), the Company repaid in full the remaining $2 million of principal outstanding under its Senior Notes.

The following tables present the Company’s instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurements as of March 31, 2011
	Total	Level 1	Level 2	Level 3
Instruments:
Senior Notes	$2,500,000	$—	$—	$2,500,000
Warrants	2,837,143	—	—	2,837,143
Put Derivative	5,272	—	—	5,272
Series D Preferred Stock	2,003,085	—	—	2,003,085
Total Instruments	$7,345,500	$—	$—	$7,345,500

		Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Instruments:
Senior Notes	$—	$—	$—	$—
Warrants	1,824,468	—	—	1,824,468
Put Derivative	—	—	—	—
Series D Preferred Stock	2,433,131	—	—	2,433,131
Total Instruments	$4,257,599	$—	$—	$4,257,599

The following table presents the changes in Level 3 Instruments measured at fair value on a recurring basis for the three months ended December 31, 2011 and 2010:

	Total	Senior Notes	Warrants	Put Derivative	Series D Preferred Stock

Balances at, September 30, 2010	$5,839,386	$1,661,137	$2,420,172	$6,153	$1,751,924
Fair value adjustments	(560,269)	—	(560,967)	698	—
Discount amortization	78,652	78,652	—	—	—
Accretion	126,054	—	—	—	126,054
Balances at, December 31, 2010	$5,483,823	$1,739,789	$1,859,205	$6,851	$1,877,978

Balances at, September 30, 2011	$7,212,156	$2,500,000	$2,409,574	$2,574	$2,300,008
Fair value adjustments	(587,680)	—	(585,106)	(2,574)	—
Accretion	133,123	—	—	—	133,123
Payments of debt	(2,500,000)	(2,500,000)	—	—	—
Balances at, December 31, 2011	$4,257,599	$—	$1,824,468	$—	$2,433,131

The following table presents the changes in Level 3 Instruments measured at fair value on a recurring basis for the nine months ended December 31, 2011 and 2010:

	Total	Senior Notes	Warrants	Put Derivative	Series D Preferred Stock

Balances at, March 31, 2010	$3,978,080	$1,514,340	$849,211	$110,940	$1,503,589
Fair value adjustments	905,905	—	1,009,994	(104,089)	—
Discount amortization	225,449	225,449	—	—	—
Accretion	374,389	—	—	—	374,389
Balances at, December 31, 2010	$5,483,823	$1,739,789	$1,859,205	$6,851	$1,877,978

Balances at, March 31, 2011	$7,345,500	$2,500,000	$2,837,143	$5,272	$2,003,085
Fair value adjustments	(1,017,947)	—	(1,012,675)	(5,272)	—
Accretion	430,046	—	—	—	430,046
Payments of debt	(2,500,000)	(2,500,000)	—	—	—
Balances at, December 31, 2011	$4,257,599	$—	$1,824,468	$—	$2,433,131

The fair value adjustments recorded for Warrants and Put Derivative are reported separately in the Statement of Operations, the discount amortization on Senior Notes is reported in interest expense, and accretion on Series D Preferred Stock is recorded to the accumulated deficit.

(4)	Bank Credit Facility

On November 23, 2011, the Company entered into a Loan and Security Agreement with TD Bank, N.A. (the “Bank”), pursuant to which it was provided with a $4.0 million revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility are secured by substantially all of Company’s assets, including $500,000 of cash collateral that was deposited in a blocked account maintained with the Bank, and have been guaranteed by the Company’s subsidiaries.

Pursuant to the Loan Agreement, among other things:

•	All outstanding loans will become due on November 23, 2012, provided that following the Company’s request, the Bank may in its sole discretion agree to one year extensions of the maturity date;
•	Interest accrues on outstanding loans at a per annum rate equal to the greater of (i) 4.0%, and (ii) the Bank’s prime rate as from time to time in effect plus one percent;
•
Aggregate loans outstanding at any time are limited to a borrowing base equal to 80% of the Company’s eligible accounts receivable, as determined by the Bank, provided that the advance rate is limited to 50% with respect to accounts receivable from customers of the Company whose receivables constitute more than 50% of the Company’s receivables in the aggregate; and

•
The Company is required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict the Company’s ability to pay dividends, provide that the Company’s debt service coverage ratio (as determined pursuant to the Loan Agreement) cannot be less than 1.25 to 1.0 as of the end of any fiscal year, and require that the Company have immediately available cash at all times, including borrowings under the Credit Facility, of at least $3 million.  The Company was in compliance with these covenants at December 31, 2011.

If the Company does not comply with the financial and other covenants and requirements of the Loan Agreement, the Bank may, subject to various cure rights, require the immediate payment of all amounts outstanding under the Loan Agreement.

Upon the closing of the Credit Facility, the Company paid a $30,000 commitment fee to the Bank plus its legal costs and expenses.

At December 31, 2011, the Company had no borrowings outstanding under the Credit Facility and availability of $4,000,000.

 In connection with the Loan Agreement, the holders of the Company’s Series D Preferred Stock entered into a Standstill Agreement with the Bank under which such stockholders have agreed not to exercise any rights they may have to cause the Company to redeem their shares of Series D Preferred Stock prior to December 15, 2015 (or such earlier date as the Credit Facility is terminated), other than upon a change of control or liquidation event of the Company.

(5)	Long-Term Debt
Long-term debt consists of the following as of December 31, 2011 and March 31, 2011:

	December 31, 2011	March 31, 2011
$2,500,000 face value, 12.5% Senior Notes due December 15, 2012	$—	$2,500,000
	—	2,500,000
Less current portion	—	(2,500,000)
Long-term debt	$—	$—

The Company issued $2,500,000 face value of Senior Notes on December 15, 2009 in connection with the December 15, 2009 financing described in Note 3.  As described in Note 3, the proceeds from the financing were allocated among multiple financial instruments based on fair values.  Proceeds allocated to the Senior Notes amounted to $1,433,812. The resulting discount was subject to amortization through charges to interest expense over the term to maturity using the effective interest method.  Discount amortization included in interest expense for the three and nine months ended December 31, 2010 amounted to $78,652 and $225,449 respectively.  The Company did not incur any amortization of the original interest discount on the Senior Notes for the three and nine months end December 31, 2011 as they were fully amortized as of March 31, 2011.

The Senior Notes were secured by substantially all of the Company’s assets; bore interest at a rate of 12.5% per annum payable quarterly; and would have matured in one installment on December 15, 2012.

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

As described in Note 11, the parties to the derivative lawsuit pending against the Company entered into a Settlement Agreement in September 2011, approved by the court on February 2, 2012.  The terms of the settlement include a commitment by the Company to redeem its Senior Notes.  Accordingly the Company classified the face value of the Senior Notes as a current liability at March 31, 2011.

In November, 2011, in conjunction with the Company obtaining a bank credit facility (see Note 4), the Company repaid in full the remaining $2 million of principal outstanding under its Senior Notes.

(6)	Redeemable Preferred Stock

Redeemable preferred stock consists of the following as of December 31, 2011 and March 31, 2011:

	December 31, 2011	March 31, 2011
Series D Convertible Participating Preferred Stock, par value $0.001, stated value $1.00, 2,500,000 shares designated, 2,500,000 shares issued and outstanding at December 31, 2011 and March 31, 2011; redemption and liquidation value $3,259,199 at December 31, 2011	$2,433,131	$2,003,085

The Series D Preferred Stock is subject to accretion to its redemption value, through charges to equity, over the period from issuance to the contractual redemption date, discussed in the Financing Overview, above, using the effective interest method. The redemption value is determined based upon the stated redemption amount of $1.00 per share, plus an accretion amount, more fully discussed above. For the three and nine months ended December 31, 2010, accretion amounted to $126,054 and $374,389, respectively, and for the three and nine months ended December 31, 2011, accretion amounted to $133,123 and $430,046, respectively.

(7)	Derivative Financial Instruments

The Company’s derivative financial instruments consist of CEDs that were bifurcated from our Series D Preferred Stock and Senior Notes. The Preferred CED comprises the embedded conversion option and certain other equity-indexed features that were not clearly and closely related to the Series D Preferred Stock in terms of risks. The Senior Note CED comprises certain put features that were not clearly and closely related to the Senior Notes in terms of risks, and was extinguished upon repayment in full of the Senior Notes in November 2011 (see Note 4).   Derivative financial instruments are carried at fair value. The following table reflects the components of the CEDs and changes in fair value, using the techniques and assumptions described in Note 3:

	Warrant Derivative	Put Derivative	Total
Balances at April 1, 2010	$849,211	$110,940	$960,151
Fair value adjustments	1,009,994	(104,089)	905,905
Balances at December 31, 2010	$1,859,205	$6,851	$1,866,056

Balances at April 1, 2011	$2, 837,143	$5,272	$2,842,415
Fair value adjustments	(1,012,675)	(5,272)	(1,017,947)
Balances at December 31, 2011	$1,824,468	$—	$1,824,468

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

(8)	Accounting for Stock-Based Compensati

(i)    Stock Options

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended so as to increase the number of shares of Common Stock available under the plan to 1,250,000. In September 2008, the 2002 Plan was amended to increase the number of shares of Common Stock available under the plan to 1,650,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Compensation Committee of the Board of Directors. At December 31, 2011, there were options to purchase 187,500 shares of Common Stock, expiring from April 2013 through September 2017, issued under the 2002 Plan that remained outstanding. Any option under the 2002 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of December 31, 2011, the Company had options or other awards for 145,929 shares of Common Stock available for grant under the 2002 Plan.

On March 25, 2010, the stockholders of the Company approved the ‘mktg, inc.’ 2010 Equity Incentive Plan (the “2010 Plan”), under which 3,000,000 shares of Common Stock have been set aside and reserved for issuance.  The 2010 Plan provides for the granting to our employees, officers, directors, consultants and advisors of stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights, restricted stock units and other performance stock awards.  The 2010 Plan is administered by the Compensation Committee of the Board of Directors.  The exercise price per share of a stock option, which is determined by the Compensation Committee, may not be less than 100% of the fair market value of the common stock on the date of grant.  For non-qualified options the term of the option is determined by the Compensation Committee. For incentive stock options the term of the option is not more than ten years. However, if the optionee owns more than 10% of the total combined voting power of the Company, the term of the incentive stock option will be no longer than five years. The 2010 Plan automatically terminates on February 22, 2020, unless it is terminated earlier by a vote of the Company's stockholders or the Board of Directors; provided, however, that any such action does not affect the rights of any participants of the 2010 Plan. In addition, the 2010 Plan may be amended by the stockholders of the Company or the Board of Directors, subject to stockholder approval if required by applicable law or listing requirements. At December 31, 2011, there were options to purchase 2,744,302 shares of Common Stock, expiring May 2020, issued under the 2010 Plan that remained outstanding. Any option under the 2010 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of December 31, 2011, the Company had options or other awards for 5,198 shares of Common Stock available for grant under the 2010 Plan.

The maximum contractual life for any of the options is ten years. The Company uses the Black-Scholes model to estimate the value of stock options granted under FASB guidance. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of options.

A summary of option activity under all plans as of December 31, 2011, and changes during the nine month period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Balance at March 31, 2011	$0.60	3,048,677	8.55	$701,196
Granted	—	—
Exercised	—	—
Canceled	$1.60	(116,875)
Balance at December 31, 2011 (vested and expected to vest)	$0.56	2,931,802	8.13	$117,272
Exercisable at December 31, 2011	$2.51	187,500	4.50	$0

Total unrecognized compensation cost related to vested and expected to vest options at December 31, 2011 amounted  to $429,422 and is expected to be recognized over a weighted average period of 2.42 years. Total compensation cost for all outstanding option awards amounted to $44,424 and $133,272 for the three and nine months ended December 31, 2011 and $44,424 and $103,656 for the three and nine months ended December 31, 2010, respectively.

(ii)    Warrants

At December 31, 2011 and March 31, 2011 there were warrants outstanding to purchase 2,456,272 shares of common stock at a price of $.001 per share, which were issued in the December 2009 financing and expire December 15, 2015.  The aggregate intrinsic value of the warrants outstanding at December 31, 2011 and March 31, 2011 were $1,471,307 and $2,036,249, respectively.

(iii)    Restricted Stock

During the nine months ended December 31, 2011, the Company awarded 250,500 shares of Common Stock initially subject to forfeiture (“restricted stock”) pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements under the Company’s 2010 Plan.

As of December 31, 2011 the Company had awarded 1,437,071 shares (net of forfeited shares) of restricted stock under the Company’s 2002 and 2010 Plans, and 209,767 shares (net of forfeited shares) of restricted stock that were issued outside of the Company’s 2002 and 2010 Plans. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at their respective grant dates amount to approximately $2,130,952 and are recognized ratably as compensation expense over the vesting periods. The shares of restricted stock granted pursuant to such agreements vest in various tranches over one to five years from the date of grant.

The shares awarded to employees under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

A summary of all non-vested stock activity as of December 31, 2011, and changes during the nine month period then ended is presented below:

	Weighted average grant date fair value	Number of shares	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Unvested at March 31, 2011	$1.96	500,845	2.62	$415,701

Awarded	$0.71	250,500
Vested	$2.12	(133,443)
Forfeited	$2.50	(2,000)

Unvested at December 31, 2011	$1.60	615,902	2.33	$369,541

Total unrecognized compensation cost related to unvested stock awards at December 31, 2011 amounted to $585,313 and is expected to be recognized over a weighted average period of 2.33 years.  Total compensation cost for the stock awards amounted to $70,440 and $198,537 for the three and nine months ended December 31, 2011, and $60,217 and $284,970 for the three and nine months ended December 31, 2010, respectively.

(9)	Concentrations

The Company had sales to one customer that approximated $21,228,000 or 59% and $59,644,000 or 62% of total sales for the three and nine months ended December 31, 2011, respectively.  Accounts receivable due from this customer approximated $6,695,000 at December 31, 2011.  The Company’s second largest customer for the nine months ended December 31, 2011 accounted for approximately $3,393,000 or 9% and $10,143,000 or 11% of total sales for the three and nine months ended December 31, 2011, respectively.  Accounts receivable due from this customer approximated $1,998,000 at December 31, 2011.  In addition, the Company’s third largest customer for the nine months ended December 31, 2011 accounted for approximately $4,923,000 or 14% and $8,459,000 or 9% of total sales for the three and nine months ended December 31, 2011, respectively.  Accounts receivable due from this customer approximated $14,000 at December 31, 2011.  For the three and nine months ended December 31, 2010 the Company had sales to one customer that approximated $21,218,000 or 67% and $57,778,000 or 65% of total sales, respectively.  Accounts receivable due from this customer approximated $6,585,000 at December 31, 2010.  The Company’s second largest customer for the nine months ended December 31, 2010 accounted for approximately $3,886,000 or 12% and $16,662,000 or 19% of total sales for the three and nine months ended December 31, 2010, respectively.  Accounts receivable due from this customer approximated $922,000 at December 31, 2010.  In addition, the Company’s third largest customer for the nine months ended December 31, 2010  accounted for approximately $4,143,000 or 13% and $5,687,000 or 6% of total sales for the three and nine months ended December 31, 2010, respectively.  Accounts receivable due from this customer approximated $196,000 at December 31, 2010.

(10)	Income Taxes

The Company has provided for a full allowance against its net deferred tax asset, and except for alternative minimum tax, currently does not record an expense or benefit for federal, state and local income taxes, as any such expense or benefit would be fully offset by a change in the valuation allowance against the Company’s net deferred tax asset.

(11)	Derivative Complaint

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

Shortly before the hearing was held on the motion to dismiss, the parties (including the Company) agreed in principle to settle the matter.  On September 16, 2011, the parties entered into a formal Settlement Agreement, which was approved by the Court on February 2, 2012 pursuant to which, among other things:

•	the Company agreed to redeem its outstanding Senior Notes within 45 days of the Court’s approval of the Settlement Agreement;
•	the annual management fee payable by the Company to Union Capital Corporation will be reduced from $125,000 to $62,500 within two days of the Court’s approval of the Settlement Agreement;
•	the Company will pay up to $175,000 of Plaintiff’s legal fees, subject to the Court’s approval;
•	the Company’s Senior Notes were amended to fix the interest rate thereunder at 12.5 percent;
•	the parties agreed to the settlement of all claims relating to the lawsuit and the dismissal of the lawsuit with prejudice; and
•	the plaintiff provided the defendants with a general release.

The settlement is not expected to have a material adverse impact on our finances.

The Company has obligations to provide indemnification to its officers and directors (and former officers and directors), as well as to the investors in the December 2009 financing, including for all legal costs incurred by them in defending these claims.  As of December 31, 2011, the Company’s legal expenses in connection with its defense of the lawsuit and its indemnification obligations amounted to $941,000, with $110,000 of that amount incurred during the nine months ended December 31, 2011.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect,” “plan,” “predict,” “may,” “should,” “will,” the negatives thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements.  Factors that could cause actual results to differ materially from the Company’s expectations are set forth in the Company’s Annual Report on Form 10-K  for the fiscal year ended March 31, 2011 under “Risk Factors,” including but not limited to "Recent Losses," "Concentration of Customers," “Recent Economic Changes,” "Dependence on Key Personnel," “Outstanding Indebtedness; Security Interest,”” Series D Preferred Stock Liquidation Preference; Redemption,”” Control by Union Capital Corporation and Holders of Series D Preferred Stock,” “Anti-Dilution Provisions of The Series D Preferred Stock Could Result In Dilution of Stockholders,” "Unpredictable Revenue Patterns," "Competition," and "Risks Associated with Acquisitions,” in addition to other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission. The forward-looking statements contained in this report speak only as of the date hereof.  The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Our services include experiential and face to face marketing, event marketing, interactive marketing, ethnic marketing, and all elements of consumer and trade promotion, and are marketed directly to our clients by our sales force operating out of offices located in New York, New York; Cincinnati, Ohio; Chicago, Illinois; Los Angeles, California, San Francisco, California and London, England.

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

Results of Operations

Overview

We reached a significant milestone by ending the quarter ended December 31, 2011 with $253,000 of working capital, eliminating our working capital deficit entirely.  We had previously operated with a working capital deficit continuously for over 10 years.  We were able to achieve this milestone due to our recent consistency in generating increased operating profits and cash flow, and streamlining our operations.  Our recent success is also due to the growth in our experiential marketing business, which is currently one of the fastest growing sectors of the marketing industry.

In particular, for the three months ended December 31, 2011 we generated $1,015,000 in operating income, an increase of $328,000 compared to the $687,000 earned during the three months ended December 31, 2010.  This increase was the result of a $930,000 increase in Operating Revenue (as defined below) and a $90,000 decrease in general and administrative expenses, partially offset by a $692,000 increase in compensation expense.  For the nine months ended December 31, 2011 we generated $3,181,000 in operating income, a $589,000 increase over the $2,592,000 earned during the nine months ended December 31, 2010.  This increase was the result of a $2,078,000 increase in Operating Revenue and a $423,000 decrease in general and administrative expenses, partially offset by a $1,912,000 increase in compensation expense.

The following table presents the reported operating results for the three and nine months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Nine Months Ended December 31
	2011	2010	2011	2010
Operations Data:
Sales	$36,178,000	$31,745,000	$95,914,000	$89,438,000
Reimbursable program costs and expenses	5,877,000	5,881,000	18,377,000	17,462,000
Outside production and other program expenses	20,797,000	17,290,000	49,561,000	46,078,000
Operating revenue	9,504,000	8,574,000	27,976,000	25,898,000
Compensation expense	6,848,000	6,156,000	19,902,000	17,990,000
General and administrative expenses	1,641,000	1,731,000	4,893,000	5,316,000
Operating income	1,015,000	687,000	3,181,000	2,592,000
Interest expense, net	(40,000)	(177,000)	(234,000)	(516,000)
Other income	—	12,000	—	12,000
Fair value adjustments to compound embedded derivatives	588,000	560,000	1,018,000	(906,000)
Income before provision for income taxes	1,563,000	1,082,000	3,965,000	1,182,000
Provision for income taxes	60,000	—	150,000	—
Net income	$1,503,000	$1,082,000	$3,815,000	$1,182,000

Per Share Data:
Basic earnings per share	$0.18	$0.13	$0.47	$0.15
Diluted earnings per share	$0.09	$0.07	$0.24	$0.08

Weighted Average Shares Outstanding:
Basic	8,161,451	8,030,082	8,130,812	7,934,134
Diluted	15,944,895	15,804,981	15,933,192	15,706,298

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

The following table presents operating data expressed as a percentage of Operating Revenue for the three and nine months ended December 31, 2011 and 2010, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Statement of Operations Data:
Operating revenue	100.0%	100.0%	100.0%	100.0%
Compensation expense	72.1%	71.8%	71.1%	69.5%
General and administrative expense	17.2%	20.2%	17.5%	20.5%
Operating income	10.7%	8.0%	11.4%	10.0%
Interest expense, net	(0.4%)	(2.0%)	(0.8%)	(2.0%)
Other income	0.0%	0.1%	0.0%	0.1%
Fair value adjustments to compound embedded derivatives	6.1%	6.5%	3.6%	(3.5%)
Income before provision for income taxes	16.4%	12.6%	14.2%	4.6%
Provision for income taxes	0.6%	0.0%	0.6%	0.0%
Net income	15.8%	12.6%	13.6%	4.6%

Sales.  Sales consist of fees for services, commissions, reimbursable program costs and expenses and other production and program expenses.  We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts.  The amount of reimbursable program costs and expenses, and outside production and other program expenses which are included in revenues will vary from period to period, based on the type and scope of the service being provided.  Sales for the three months ended December 31, 2011 increased $4,433,000 to $36,178,000, compared to $31,745,000 for the three months ended December 31, 2010, a 14% increase.  This increase in sales is mainly attributable to a $4,846,000 increase in experiential marketing revenues, partially offset by a $408,000 decrease in trade marketing revenues.  Sales for the nine months ended December 31, 2011 increased $6,476,000 to $95,914,000, compared to $89,438,000 for the nine months ended December 31, 2010, a 7% increase. This increase in sales is mainly attributable to a $5,628,000 increase in experiential marketing revenues and a $1,866,000 increase in revenues from our largest customer, Diageo North America, Inc. (“Diageo”), partially offset by $1,070,000 decrease in trade marketing revenues.

Reimbursable Program Costs and Expenses.  Reimbursable program costs and expenses are primarily direct labor, travel and product costs generally associated with events we execute for Diageo. Reimbursable program costs and expenses for the three months ended December 31, 2011 decreased $4,000 to $5,877,000, compared to $5,881,000 for the three months ended December 31, 2010.   Reimbursable program costs and expenses for the nine months ended December 31, 2011 increased $915,000 to $18,377,000, compared to $17,462,000 for the nine months ended December 31, 2010.  These variances are primarily due to the fluctuations in the number of events executed during the three and nine month periods ended December 31, 2011 versus the same periods in Fiscal 2011.

Outside Production and Other Program Expenses.  Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses.  Outside production and other program expenses for the three months ended December 31, 2011 increased $3,507,000 to $20,797,000, compared to $17,290,000 for the three months ended December 31, 2010.  Outside production and other program expenses for the nine months ended December 31, 2011 increased $3,483,000 to $49,561,000, compared to $46,078,000 for the nine months ended December 31, 2010. These increases are primarily due to an increase in the number of experiential programs and Diageo events executed, partially offset by reductions in the cost of trade marketing programs.

Operating Revenue. For the three months ended December 31, 2011, Operating Revenue increased $930,000 to $9,504,000, compared to $8,574,000 for the three months ended December 31, 2010.  This 11% increase in Operating Revenue is primarily due to an increase in Diageo and experiential marketing revenue, partially offset by a decrease in trade marketing revenue.  For the nine months ended December 31, 2011, Operating Revenue increased $2,078,000 to $27,976,000, compared to $25,898,000 for the nine months ended December 31, 2010. This 8% increase in Operating Revenue is primarily due to an increase in the Diageo and experiential revenue, partially offset by a decrease in digital marketing revenue. Operating Revenue as a percentage of Sales for the three and nine months ended December 31, 2011 was 26% and 29%, respectively, compared to 27% and 29% for the three and nine months ended December 31, 2010.  A reconciliation of Sales to Operating Revenues for the three and nine months ended December 31, 2011 and 2010 is set forth below.

	Three Months Ended December 31,				Nine Months Ended December 31,
Sales	2011	%	2010	%	2011	%	2010	%
Sales – U.S. GAAP	$36,178,000	100	$31,745,000	100	$95,914,000	100	$89,438,000	100
Reimbursable program costs and outside production expenses	26,674,000	74	23,171,000	73	67,938,000	71	63,540,000	71
Operating Revenue – Non-GAAP	$9,504,000	26	$8,574,000	27	$27,976,000	29	$25,898,000	29

Compensation Expense. Compensation expense, exclusive of reimbursable program costs and expenses and other program expenses, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs.  For the three months ended December 31, 2011, compensation expense increased $692,000 to $6,848,000, compared to $6,156,000 for the three months ended December 31, 2010.  This 11% increase in compensation expense is primarily the result of a $813,000 increase in salary expense and a $80,000 increase in payroll taxes and benefits primarily due to direct labor staff increases, partially offset by a $207,000 decrease in bonus expense. For the nine months ended December 31, 2011, compensation expense increased $1,912,000 to $19,902,000, compared to $17,990,000 for the nine months ended December 31, 2010.  This 11% increase in compensation expense is primarily the result of a $2,102,000 increase in salary expense and a $342,000 increase in payroll taxes and benefits primarily due to direct labor staff increases, partially offset by a $507,000 decrease in bonus expense.

General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts.   For the three months ended December 31, 2011, general and administrative expenses decreased $90,000 to $1,641,000, compared to $1,731,000 for the three months ended December 31, 2010.  This 5% decrease in general and administrative expenses is primarily the result of an $81,000 decrease in legal fees. For the nine months ended December 31, 2011, general and administrative expenses decreased $423,000 to $4,893,000, compared to $5,316,000 for the nine months ended December 31, 2010.  This 8% decrease in general and administrative expenses is primarily the result of a $263,000 decrease in legal fees, a $116,000 decrease in depreciation and amortization expense, a $99,000 reduction in telecommunication expense, and a $61,000 decrease in office expense, partially offset by a $125,000 increase in new business expense.

Modified EBITDA. As described above, we believe that Modified EBITDA is an additional key performance indicator. We use it to measure and evaluate operational performance.   Modified EBITDA for the three months ended December 31, 2011, increased by 27% to $1,367,000 compared  to $1,077,000 for the three months ended December 31, 2010.  For the nine months ended December 31, 2011 Modified EBITDA increased by 10% to $4,226,000 compared to $3,855,000 for the nine months ended December 31, 2010. A reconciliation of operating income to Modified EBITDA for the three and nine months ended December 31, 2011 and 2010, is set forth below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Operating income – US GAAP	$1,015,000	$687,000	$3,181,000	$2,592,000
Depreciation and amortization	237,000	270,000	713,000	829,000
Income tax expense	—	15,000	—	45,000
Share based compensation expense	115,000	105,000	332,000	389,000
Modified EBITDA – Non-GAAP	$1,367,000	$1,077,000	$4,226,000	$3,855,000

Interest expense, net.  Net interest expense for the three months ended December 31, 2011 was ($40,000) compared to ($177,000) for the three months ended December 31, 2010.  Net interest expense for the nine months ended December 31, 2011 was ($234,000) compared to ($516,000) for the nine months ended December 31, 2010.  Interest expense consisted primarily of interest on the Senior Notes, which were repaid in full in November 2011. Interest income consists primarily of interest on our money market and CD accounts. For the three and nine months ended December 31, 2010 interest expense included amortization of the original interest discount on the Senior Notes of ($79,000) and ($225,000), respectively.  We did not incur any amortization of the original interest discount on the Senior Notes for the three and nine months ended December 31, 2011, as they were fully amortized as of March 31, 2011.

Fair Value Adjustments to Compound Embedded Derivatives.  Fair value adjustments to compound embedded derivatives for the three and nine months ended December 31, 2011, were $588,000 and $1,018,000, respectively.  Fair value adjustments to compound embedded derivatives for the three and nine months ended December 31, 2010, were $560,000 and ($906,000), respectively.  These amounts consist entirely of a non-cash fair value adjustment to the derivative financial instruments generated from the December 2009 financing.  This adjustment is primarily attributable to the fluctuation in the price of our Common Stock during the relevant periods, which under generally accepted accounting principles required us to adjust the carrying values of the Warrant derivative liability and other derivative liabilities on our balance sheets and record the amount of such adjustments under “Fair value adjustments to compound embedded derivatives” on our statements of operations.  In general, an increase in the price of our Common Stock in a particular period will result in an increase in the carrying values of these derivative liabilities on our balance sheets at the end of such period and require us to record the amount of such increase as a charge under “Fair value adjustments to compound embedded derivatives” on our statements of operations for such period, and a decrease in the price of our Common Stock in a particular period will have the opposite effect.  A more detailed explanation of the accounting treatment for these derivative financial instruments is provided in Note 3 to our Consolidated Financial Statements in Item 1 of this Report.

Income before Provision for Income Taxes.  The Company’s income before provision for income taxes for the three months ended December 31, 2011, was $1,563,000, an increase of 44% compared to $1,082,000 for the three months ended December 31, 2010.  For the nine months ended December 31, 2011, the Company’s income before provision for income taxes was $3,965,000, a 235% increase, compared to $1,182,000 for the nine months ended December 31, 2010.

Provision for Income Taxes.  Except for an alternative minimum tax for the three and nine months ended December 31, 2011, we did not record a provision for federal, state and local income taxes for the three and nine months ended December 31, 2011 and 2010 because any such provision would be fully offset by a change in the valuation allowance against the Company’s net deferred tax asset established as a result of our historical operating losses.  We established this allowance because, in light of our losses in prior fiscal years and other factors, there is uncertainty as to whether we will be able to utilize these assets to reduce our tax expense in future periods.

Net Income.  As a result of the items discussed above, net income for the three months ended December 31, 2011 increased by 39% to $1,503,000 compared to $1,082,000 for the three months ended December 31, 2010.  For the nine months ended December 31, 2011, the Company’s net income increased 223% to $3,815,000 compared to $1,182,000 for the nine months ended December 31, 2010.  Fully diluted earnings per share amounted to $.09 and $.24 for the three and nine months ended December 31, 2011, compared to $.07 and $.08 for the three and nine months ended December 31, 2010.

Liquidity and Capital Resources

At December 31, 2011 we had $253,000 of working capital, after having continuously operating with a working capital deficit for over 10 years.  The successful elimination of our working capital deficit was the result of our ability to increase operating revenue and reduce general and administrative expenses.  We were previously able to operate with negative working capital due primarily to advance payments made to us on a regular basis by our largest customers, and to a lesser degree, borrowings, equity infusions from private placements of our securities, and stock option and warrant exercises. For the nine months ended December 31, 2011, working capital increased by $3,352,000 from a deficit of ($3,099,000) to $253,000, primarily as a result of the net income generated during the period.

In light of our then pressing cash needs, on December 15, 2009, we consummated a $5 million financing led by an investment vehicle organized by Union Capital Corporation (“Union Capital”). In the financing, we issued $2.5 million in aggregate principal amount of Senior Notes, $2.5 million in aggregate stated value of Series D Convertible Participating Preferred Stock initially convertible into 5,319,149 shares of Common Stock, and Warrants to purchase 2,456,272 shares of Common Stock. The Senior Notes originally bore interest at a rate of 12.5% per annum payable quarterly; and were to mature in one installment on December 15, 2012. We repaid the Senior Notes in full in November 2011 in conjunction with obtaining the credit facility described below.

The shares of Series D Preferred Stock issued in the financing have a stated value of $1.00 per share, and are convertible into Common Stock at a conversion price of $0.47. The conversion price of the Preferred Stock is subject to weighted-average anti-dilution provisions. Holders of the Series D Preferred Stock are not entitled to special dividends but will be entitled to be paid upon a liquidation, redemption or change of control, the stated value of such shares plus the greater of (a) a 14% accreting liquidation preference, compounding annually, and (b) 3% of the volume weighted average price of our Common Stock outstanding on a fully-diluted basis (excluding the shares issued upon conversion of the Series D Preferred Shares) for the 20 days preceding the event. A consolidation or merger, a sale of all or substantially all of our assets, and a sale of 50% or more of our Common Stock would be treated as a change of control for this purpose.

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

Upon closing of the financing, Union Capital became entitled to a closing fee of $325,000, half of which was paid upon closing and the balance of which was paid in six monthly installments following the closing. We also reimbursed Union Capital for its fees and expenses in the amount of $250,000. Additionally, we entered into a management consulting agreement with Union Capital under which Union Capital provides us with management advisory services and we pay Union Capital a fee of $125,000 per year for such services.  Said fee will be reduced from $125,000 to $62,500 within two days of the Court’s approval of the Settlement Agreement described in Note 11 to our Consolidated Financial Statements.  The management consulting agreement will terminate when the holders of the Series D Preferred Stock no longer have the right to nominate any directors and Union Capital no longer owns at least 20% of the Common Stock purchased by it at closing (assuming conversion of Series D Preferred Stock and exercise of Warrants held by it).

On November 23, 2011, we entered into a Loan and Security Agreement with TD Bank, N.A. (the “Bank”), pursuant to which we were provided with a $4.0 million revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility are secured by substantially all of our assets, including $500,000 of cash collateral that was deposited in a blocked account maintained with the Bank, and have been guaranteed by our subsidiaries.

Pursuant to the Loan Agreement, among other things:

•	All outstanding loans will become due on November 23, 2012, provided that following our request, the Bank may in its sole discretion agree to one year extensions of the maturity date;
•	Interest accrues on outstanding loans at a per annum rate equal to the greater of (i) 4.0%, and (ii) the Bank’s prime rate as from time to time in effect plus one percent;
•
Aggregate loans outstanding at any time are limited to a borrowing base equal to 80% of our eligible accounts receivable, as determined by the Bank, provided that the advance rate is limited to 50% with respect to accounts receivable from our customers whose receivables constitute more than 50% of our receivables in the aggregate; and

•
We are required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict our ability to pay dividends, provide that our debt service coverage ratio (as determined pursuant to the Loan Agreement) cannot be less than 1.25 to 1.0 as of the end of any fiscal year, and require that we have immediately available cash at all times, including borrowings under the Credit Facility, of at least $3 million.  We were in compliance with these covenants at December 31, 2011.

If we do not comply with the financial and other covenants and requirements of the Loan Agreement, the Bank may, subject to various cure rights, require the immediate payment of all amounts outstanding under the Loan Agreement.

In connection with the Loan Agreement, the holders of our Series D Preferred Stock entered into a Standstill Agreement with the Bank under which such stockholders have agreed not to exercise any rights they may have to cause us to redeem their shares of Series D Preferred Stock prior to December 15, 2015 (or such earlier date as the Credit Facility is terminated), other than upon a change of control or liquidation event of the Company.

We believe that cash currently on hand together with cash expected to be generated from operations and borrowing availability under the Credit Facility, will be sufficient to fund our cash and near-cash requirements both through December 31, 2012 and on a long term basis.  We had no loans outstanding under the Credit Facility at December 31, 2011.

At December 31, 2011, we had cash and cash equivalents of $6,219,000, borrowing availability under the Credit Facility of $4,000,000, working capital of $253,000, and stockholders’ equity of $7,993,000.  In comparison, at March 31, 2011, we had cash and cash equivalents of $7,977,000, a working capital deficit of $3,099,000, and stockholders’ equity of $4,290,000.  The $1,758,000 decrease in cash and cash equivalents during the nine months ended December 31, 2011 was primarily due to debt payments in the amount of $2,500,000, and  purchases of property and equipment of $290,000, partially offset by $1,046,000 of cash provided by operating activities.

Operating Activities.  Net cash provided by operating activities for the nine months ended December 31, 2011 was $1,046,000, primarily attributable to net income of $3,815,000, partially offset by $2,632,000 of cash used by the changes in operating assets and liabilities as the result of an increase in accounts receivables, prepaid expenses, other assets and a decrease in accrued compensation, accrued job costs, and income taxes payable, offset by an decrease in unbilled contracts in progress, deferred contract costs and an increase in accounts payable, other accrued liabilities and deferred revenue account balances.

Investing Activities.  Net cash used in investing activities for the nine months ended December 31, 2011 was $290,000, entirely the result of property and equipment purchases.

Financing Activities.   Net cash used in investing activities for the nine months ended December 31, 2011 was $2,514,000, the result of our repayment in full of $2,500,000 in principal of the Senior Notes, and $14,000 in repurchases of our Common Stock from employees to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.

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

Please refer to our 2011 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies relating to revenue recognition, goodwill (expanded below) and other intangible assets and accounting for income taxes. During the nine months ended December 31, 2011, there were no material changes to these policies.

Goodwill and Other Intangible Assets

Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of our subsidiary companies, Inmark, Optimum, U.S. Concepts and Digital Intelligence as well as our mktgpartners business. These companies and businesses have been integrated into a structure which does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of a customer relationship acquired from mktgpartners, and an Internet domain name and related intellectual property rights. At December 31, 2011 and March 31, 2011, our balance sheet reflected goodwill and intangible assets as set forth below:

	December 31, 2011	March 31, 2011
Amortizable:
Customer relationship	$482,524	$723,786
`
Non-Amortizable:
Goodwill	$10,052,232	$10,052,232
Internet domain name	200,000	200,000
	$10,252,232	$10,252,232
Total	$10,734,756	$10,976,018

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

As of March 31, 2011, we used a combination of three generally accepted methods for estimating fair value of the reporting unit; the income approach, market approach and market capitalization to determine the overall fair value.  Based on such analysis, we concluded that our goodwill was not impaired as of March 31, 2011. Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred.  There were no events or changes in circumstances during the nine months ended December 31, 2011 that indicated that the carrying value of goodwill and the intangible asset may not be recoverable.  Management has also determined that there was no impairment of the amortizable intangible asset.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2011.   Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Shortly before the hearing was held on the motion to dismiss, the parties (including the Company) agreed in principle to settle the matter.  On September 16, 2011, the parties entered into a formal Settlement Agreement, which was approved by the Court on February 2, 2012 pursuant to which, among other things:

•	the Company agreed to redeem its outstanding Senior Notes within 45 days of the Court’s approval of the Settlement Agreement;
•	the annual management fee payable by the Company to Union Capital Corporation will be reduced from $125,000 to $62,500 within two days of the Court’s approval of the Settlement Agreement;
•	the Company will pay up to $175,000 of Plaintiff’s legal fees, subject to the Court’s approval;
•	the Company’s Senior Notes were amended to fix the interest rate thereunder at 12.5 percent;
•	the parties agreed to the settlement of all claims relating to the lawsuit and the dismissal of the lawsuit with prejudice; and
•	the plaintiff provided the defendants with a general release.

The settlement is not expected to have a material adverse impact on our finances.

The Company has obligations to provide indemnification to its officers and directors (and former officers and directors), as well as to the investors in the December 2009 financing, including for all legal costs incurred by them in defending these claims.  As of December 31, 2011, the Company’s legal expenses in connection with its defense of the lawsuit and its indemnification obligations amounted to $941,000 with $110,000 of that amount incurred during the nine months ended December 31, 2011.

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

‘mktg, inc.’

Dated: February 3, 2012	By:	/s/ Charles W. Horsey
Charles W. Horsey, President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 3, 2012	By:	/s/ Paul Trager
Paul Trager, Chief Financial Officer
(Principal Financial Officer)