Form 10-K
period 2012-03-31
'mktg, inc.'
filed 2012-06-28
CIK 886475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

As of September 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,730,329.

As of June 15, 2012, 8,902,462 shares of Common Stock, $.001 par value, were outstanding.

Documents Incorporated by Reference: None

PART I

This report contains forward-looking statements which we believe to be within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of management as well as assumptions made by and information currently available to our management. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect,” “plan,” “predict,” “may,” “should,” “will,” the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, those described below in “Risk Factors.” Other factors may be described from time to time in our public filings with the Securities and Exchange Commission, news releases and other communications. The forward-looking statements contained in this report speak only as of the date hereof. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.	Business.

Corporate Overview

‘mktg, inc.’, through its wholly-owned subsidiaries: Inmark Services LLC, Optimum Group LLC, U.S. Concepts LLC and Digital Intelligence Group LLC, mktg retail LLC, Mktg, inc. UK Ltd., is a full service marketing agency. We develop, manage and execute sales promotion programs at both national and local levels, utilizing both online and offline media channels. Our programs help our clients effectively promote their goods and services directly to retailers and consumers and are intended to assist them in achieving maximum impact and return on their marketing investment. Our activities reinforce brand awareness, provide incentives to retailers to order and display our clients’ products, and motivate consumers to purchase those products, and are designed to meet the needs of our clients by focusing on communities of consumers who want to engage brands as part of their lifestyles.

Our services include experiential and face-to-face marketing, event marketing, interactive marketing, ethnic marketing, and all elements of consumer and trade promotion, and are marketed directly to our clients by our sales force operating out of offices located in New York, New York; Cincinnati, Ohio; Chicago, Illinois; Los Angeles, California; San Francisco, California; and London, England.

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

Union Capital Financing

On December 15, 2009, we consummated a $5 million financing led by an investment vehicle organized by Union Capital Corporation. In the financing, we issued $2.5 million in aggregate principal amount of Senior Secured Notes (“Secured Notes”) which were repaid in full in November 2011, $2.5 million in aggregate stated value of Series D Convertible Participating Preferred Stock (“Series D Preferred Stock”) initially convertible into 5,319,149 shares of Common Stock, and Warrants to purchase 2,456,272 shares of Common Stock. After giving effect to the shares of Common Stock issuable upon conversion of the Preferred Stock and exercise of the Warrants, Union Capital is the beneficial holder of approximately 35.1% of our shares of Common Stock. Additional terms of the financing are provided elsewhere in this Annual Report on Form 10-K.

Premier Client Roster

Our principal clients are large manufacturers of packaged goods and other consumer products. Our client partners are actively engaged in promoting their products to both the consumer as well as trade partners, (i.e., retailers, distributors, etc.), and include, among others, Diageo North America, Inc. and its affiliates (“Diageo”), Nike, Inc., Nintendo of America, Inc., Google, Procter & Gamble and Bayer HealthCare.

For our fiscal years ended March 31, 2012 and 2011, Diageo accounted for approximately 62% of our revenues (inclusive of reimbursable program costs and expenses) and 61% and 68%, respectively, of our accounts receivable.

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

Competition

The market for promotional services is highly competitive, with hundreds of companies claiming to provide various services in the promotions industry. In general, our competition is derived from two basic groups: other full service promotion agencies, and companies which specialize in providing one specific aspect of a general promotional program. Some of our competitors are affiliated with larger general advertising agencies, and have greater financial and marketing resources available than we do. These competitors include Wunderman and OgilvyAction, divisions of WPP Group, Arnold Brand Promotions, part of Havas, Momentum Worldwide and Jack Morton Worldwide, parts of IPG, and GMR Marketing and Pierce, parts of Omnicom Group. Niche independent competitors include Marketing Werks, Hyper Marketing and Amp Agency.

Employees

We currently have approximately 300 full-time and 6,600 part-time employees. Our part-time employees are primarily involved in marketing support, program management and in-store sampling and demonstration, and are employed on an as needed basis. None of our employees are represented by a labor organization and we consider our relationship with our employees to be good.

Item 1A.	Risk Factors

Recent Losses. We sustained net losses of approximately ($143,000), ($843,000), ($2,788,000) and ($4,893,000) for our fiscal years ended March 31, 2011, 2010, 2009 and 2008, respectively. Although we generated net income of $5,399,000 for our year ended March 31, 2012 and expect to continue to be profitable in the future, there can be no assurance in that regard.

Concentration of Customers. A substantial portion of our sales has been dependent on one client or a limited concentration of clients. In particular, Diageo accounted for approximately 62% of our revenues for each of our fiscal years ended March 31, 2012 and 2011, and accounted for 61% of our accounts receivable at March 31, 2012. In addition, our second largest customer accounted for approximately 11% and 16% of our revenues for each of our fiscal years ended March 31, 2012 and 2011, respectively, and accounted for 13% of our accounts receivable at March 31, 2012. To the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise if Diageo or any other significant client reduces its budget allocated to the services we provide.

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

Control by Union Capital Corporation and holders of Series D Preferred Stock. Union Capital currently beneficially owns approximately 35% of our outstanding shares of Common Stock (assuming conversion and exercise of all securities issued in the December 2009 financing), including approximately 85% of our Series D Preferred Stock. The holders of our Series D Preferred Stock have the right to appoint two members of our Board of Directors. In addition, the vote of a majority of the shares of the Series D Preferred Stock are required to approve, among other things, (i) any issuance by us of capital stock which is senior to or pari passu with the Series D Preferred Stock; (ii) any increase in the number of authorized shares of the Series D Preferred Stock; (iii) any dividends or payments on equity securities; (iv) any amendment to our Certificate of Incorporation, By-laws or other governing documents that would result in an adverse change to the rights, preferences, or privileges of the Series D Preferred Stock; (v) any material deviation from the annual budget approved by our Board of Directors; and (vi) entering into any material contract not contemplated by the annual budget approved by our Board of Directors. Accordingly, Union Capital has substantial control over our business and can decide the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and can also prevent or cause a change in control. The interests of Union Capital may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Lender’s Security Interest. At March 31, 2012, we had no loans outstanding under a $4,000,000 revolving credit facility. As security for our obligations under the credit facility, we granted the lender a first priority security interest in all of our assets. Under the credit facility, we are subject to customary affirmative, negative and financial covenants. The financial covenants require us to maintain a debt service coverage ratio (as defined in the loan agreement) of not less than 1.25 to 1.0 as of the end of any fiscal year, and that we have immediately available cash at all times, including borrowings under the credit facility, of at least $3 million. We were in compliance with these covenants at March 31, 2012. In the event of a default under the credit facility, our lender may demand the repayment of all outstanding principal and interest under the credit facility (if any), and may exercise all of its rights and remedies provided for under the loan agreements, and the rights and remedies of a secured party under applicable law. Although we expect to be able to comply with these covenants, there can be no assurance that we will do so.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties.

We have the following principal leased facilities:

Facility	Location	Square Feet	Fiscal 2012 Rent
Principal offices	New York, New York	33,400	$1,163,000

Other sales offices and warehouses	Cincinnati, Ohio	8,300
	Chicago, Illinois	13,600
	San Francisco, California	3,600
	Los Angeles, California	3,200
	Total	28,700	$397,000

In addition to the above, from time to time we enter into short-term warehouse leases for the storage of promotional materials that we use in connection with our programs.

The sublease for our principal offices in New York terminates in June 2015. For a summary of our minimum rental commitments under all non-cancelable operating leases with a maturity date in excess of one year as of March 31, 2012, see Note 12 to the Notes to the Consolidated Financial Statements.

We consider our facilities sufficient to maintain our current operations.

Item 3.	Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	Common Stock
	High	Low
Fiscal Year 2012
Fourth Quarter	$1.10	$0.60
Third Quarter	0.85	0.56
Second Quarter	1.25	0.72
First Quarter	0.87	0.64

Fiscal Year 2011
Fourth Quarter	$0.90	$0.45
Third Quarter	0.99	0.50
Second Quarter	0.77	0.30
First Quarter	0.53	0.33

On June 15, 2012 there were 8,902,462 shares of our Common Stock outstanding, approximately 76 shareholders of record and approximately 400 beneficial owners of shares held by a number of financial institutions.

No cash dividends have ever been declared or paid on our Common Stock. In addition, the terms of our credit facility and the Preferred Stock we issued in the December 2009 financing restrict our ability to pay cash dividends on our Common Stock. We intend to retain earnings, if any, to finance future operations and expansion and do not expect to pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information with respect to equity compensation plans (including individual compensation arrangements) of the Company as of March 31, 2012.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders(1)	2,814,302	$0.48	286,627
Equity compensation plans not approved by security holders	0	n/a	0
Total	2,814,302	$0.48	286,627

(1)	Includes options to purchase 2,744,302 shares of Common Stock granted under our 2010 Equity Incentive Plan, and options to purchase 70,000 shares of Common Stock granted under our 2002 Long-Term Incentive Plan.

Item 6.	Selected Financial Data.

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Goodwill and Other Intangible Assets

Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of our subsidiary companies, Inmark, Optimum, U.S. Concepts, and Digital Intelligence as well as the mktgpartners business. These companies and businesses have been integrated into a structure which does not provide the basis for separate reporting units. Consequently, the Company is a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of a customer relationship acquired from mktgpartners, and an Internet domain name and related intellectual property rights. At March 31, 2012 and 2011, our balance sheet reflected goodwill and intangible assets as set forth below:

	2012	2011
Amortizable:
Customer relationship	$402,103	$723,786

Non-Amortizable:
Goodwill	$10,052,232	$10,052,232
Internet domain name	200,000	200,000
	$10,252,232	$10,252,232
Total	$10,654,335	$10,976,018

Goodwill and the internet domain name are deemed to have indefinite lives and are subject to annual impairment tests. Goodwill impairment tests require that we first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. We are not required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. We assess the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded. The value assigned to the customer relationship is being amortized over a five year period

Based on our assessment of qualitative factors which included an analysis of macroeconomic conditions, financial performance, and industry and market considerations, we concluded that it was not necessary to perform a two-step quantitative goodwill impairment test and that the he goodwill of the Company was not impaired as of March 31, 2012. Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred. Management has also determined that there was no impairment of the amortizable intangible asset.

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

Our ability to recover the reported amounts of the deferred income tax asset resulting from net operating losses is dependent upon our ability to generate sufficient taxable income during the periods over which such losses are deductible to reduce our tax expense in future periods. In assessing the realizability of deferred tax assets, management considers, in light of available objective evidence, whether it is more likely than not that some or all of such assets will be utilized in future periods. As of March 31, 2011, based upon the available objective evidence, specifically our history of losses for fiscal years 2004 through 2010, we provided for a full valuation allowance against our net deferred tax asset at March 31, 2011. In fiscal years 2011 and 2012, we earned in the aggregate, $7,492,000 of operating income for financial reporting purposes which will lead to the utilization of approximately $7,507,000 of our net operating loss carry forward for tax reporting purposes. As of March 31, 2012, we would have to generate approximately $10,379,000 of aggregate taxable income to fully utilize our net deferred tax asset. Based on this return to profitability and other available objective evidence, we believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset during the periods in which we are able to utilize this asset under applicable tax regulations. Accordingly, we reversed the full valuation allowance against our deferred tax asset at March 31, 2012.

Results of Operations

Fiscal Year Ended March 31, 2012 Compared to March 31, 2011:

Overview

For the fiscal year ended March 31, 2012 we generated $4,222,000 in operating income, a $952,000 increase over the $3,270,000 earned during the fiscal year ended March 31, 2011. This improvement was primarily the result of an increase of $3,675,000 in Operating Revenue partially offset by $3,175,000 increase in compensation expense.

Our net income for the fiscal year ended March 31, 2012 was $5,399,000, which includes a $1,573,000 income tax benefit primarily attributable to the reinstatement of a net deferred tax asset and a $163,000 non-cash charge for the fair value adjustment to the derivative financial instruments reflected on our balance sheet in connection with our December 2009 financing. The fair value adjustment is primarily attributable to the rise in the price of our Common Stock during Fiscal 2012, which under generally accepted accounting principles required us to increase the carrying values of the Warrant derivative liability and other derivative liabilities on our balance sheets and record the amount of such increases under “Fair value adjustments to compound embedded derivatives” on our statements of operations. Our net loss for the fiscal year ended March 31, 2011 was ($143,000), which reflects two significant non-cash charges totaling $2,808,000, consisting of a $1,822,000 non-cash charge for the fair value adjustment to the derivative financial instruments issued in our December 2009 financing, and a non-cash charge of $986,000 for amortization of the original interest discount on the Secured Notes, included in interest expense. A more detailed explanation of the accounting treatment for these non-cash charges is provided in Notes 4 and 5 to our consolidated financial statements included in Item 8 of this Form 10-K.

The following table presents the reported operating results for the fiscal years ended March 31, 2012 and 2011:

	2012	2011
Operations Data:
Sales	$125,485,000	$117,887,000
Reimbursable program costs and expenses	(23,398,000)	(22,478,000)
Outside production and other program expenses	(63,634,000)	(60,631,000)
Operating revenue	38,453,000	34,778,000
Compensation expense	27,501,000	24,326,000
General and administrative expenses	6,730,000	7,182,000
Operating income	4,222,000	3,270,000
Interest (expense), net	(233,000)	(1,369,000)
Other income	—	12,000
Fair value adjustments to compound embedded derivatives	(163,000)	(1,882,000)
Income before (benefit) provision for income taxes	3,826,000	31,000
(Benefit) provision for income taxes	(1,573,000)	174,000
Net income (loss)	$5,399,000	$(143,000)

Per Share Data:
Basic income (loss) per share	$.66	$(.02)
Diluted income (loss) per share	$.34	$(.02)

Weighted Average Shares Outstanding:
Basic	8,140,944	7,960,510
Diluted	15,963,308	7,960,510

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

The following table presents operating data expressed as a percentage of Operating Revenue for each of the fiscal years ended March 31, 2012 and 2011, respectively:

	2012	2011
Statement of Operations Data:
Operating revenue	100.0%	100.0%
Compensation expense	71.5%	69.9%
General and administrative expenses	17.5%	20.7%
Operating income	11.0%	9.4%
Interest expense, net	(0.6%)	(3.9%)
Other income	—	—
Fair value adjustments to compound embedded derivatives	(0.4%)	(5.4%)
Income before benefit (provision) for income taxes	10.0%	0.1%
Benefit (provision) for income taxes	4.0%	(0.5%)
Net income (loss)	14.0%	(0.4%)

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

Sales for the fiscal year ended March 31, 2012 were $125,485,000, compared to $117,887,000 for the fiscal year ended March 31, 2011, an increase of $7,598,000, or 6%. This increase in sales was primarily due to an increase in Diageo business of $4,834,000, reflecting an increase in the number of Diageo events we executed, along with a $3,579,000 increase in experiential marketing revenues, offset by a reduction in our trade marketing revenues of $793,000.

Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses consist primarily of direct labor, travel and product costs generally associated with events we execute for Diageo. For the fiscal year ended March 31, 2012, these expenses totaled $23,398,000, compared to $22,478,000 for the fiscal year ended March 31, 2011. This $920,000 increase is primarily due to an increase in the number of events executed in Fiscal 2012.

Outside Production and Other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs, and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production costs for the fiscal year ended March 31, 2012 were $63,634,000 compared to $60,631,000 for the fiscal year ended March 31, 2011, an increase of $3,003,000, or 5%. This increase in expenses was primarily due to an increase in the number of Diageo events we executed, along with an increase in experiential marketing events, offset by a reduction in our trade marketing programs.

Operating Revenue. For the fiscal year ended March 31, 2012, Operating Revenue increased $3,675,000, or 11%, to $38,453,000, compared to $34,778,000 for the fiscal year ended March 31, 2011. This increase is primarily due to an increase in the Diageo and experiential events we executed during the period, partially offset by a decrease in trade marketing programs. Operating Revenue as a percentage of Sales for the fiscal year ended March 31, 2012 was 31%, compared to 30% for the fiscal year ended March 31, 2011. A reconciliation of Sales to Operating Revenues for the fiscal years ended March 31, 2012 and 2011 is set forth below.

	Fiscal Year Ended March 31,
Sales	2012	%	2011	%
Sales – U.S. GAAP	$125,485,000	100	$117,887,000	100
Reimbursable program costs and expenses, and outside production and other program expenses	87,032,000	69	83,109,000	70
Operating Revenue – Non-GAAP	$38,453,000	31	$34,778,000	30

Compensation Expense. Compensation expense consists of the salaries, bonuses, payroll taxes and benefit costs related to indirect labor, overhead personnel and direct labor not otherwise charged to programs. For the fiscal year ended March 31, 2012, compensation expense was $27,501,000, compared to $24,326,000 for the fiscal year ended March 31, 2011, an increase of $3,175,000, or 13%. This increase is primarily the result of a $2,687,000 increase in salaries and a $468,000 increase in payroll taxes and employee benefits primarily due to direct labor staff increases, partially offset by a $148,000 decrease in bonus expense.

General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees, charges for doubtful accounts and other overhead expenses. For the fiscal year ended March 31, 2012, general and administrative costs were $6,730,000, compared to $7,182,000 for the fiscal year ended March 31, 2011, a decrease of $452,000 or 6%. This decrease is primarily the result of a $684,000 reduction in legal fees we incurred in the defense of the derivative lawsuit commenced by Brian Murphy, which settled during the period, a $133,000 decrease in depreciation and amortization expense, and a $101,000 reduction in telecommunication expense, partially offset by $311,000 increase in new business and promotion expenses, a $96,000 increase in travel and entertainment expense, and a $68,000 increase in office expense.

Modified EBITDA. As described above, we believe that Modified EBITDA is a key performance indicator. We use it to measure and evaluate operational performance. Modified EBITDA for the twelve months ended March 31, 2012 was $5,605,000, compared to $4,838,000 for the twelve months ended March 31, 2011. A reconciliation of operating income to Modified EBITDA for the fiscal years ended March 31, 2012 and 2011 is set forth below.

	Fiscal Year Ended March 31,
	2011	2012

Operating income - US GAAP	$4,222,000	$3,270,000
Depreciation and amortization	939,000	1,072,000
Share based compensation expense	444,000	496,000
Modified EBITDA – Non-GAAP	$5,605,000	$4,838,000

Interest Expense, Net. Net interest expense for the fiscal year ended March 31, 2012 amounted to ($233,000), compared to ($1,369,000) for the fiscal year ended March 31, 2011. Interest expense for both periods consisted primarily of interest incurred on the Secured Notes, which were repaid in full in November 2011. For the fiscal year ended March 31, 2011, interest expense included amortization of the original interest discount on the Secured Notes of $986,000. We did not incur any amortization of the original interest discount on the Secured Notes for the fiscal year ended March 31, 2012 as they were fully amortized as of March 31, 2011.

Fair Value Adjustments to Compound Embedded Derivatives. Fair value adjustments to compound embedded derivatives for the fiscal years ended March 31, 2012 and 2011 were ($163,000) and ($1,882,000), respectively. These amounts consist entirely of a non-cash fair value adjustment to the derivative financial instruments generated from the December 2009 financing. This adjustment is primarily attributable to the fluctuation in the price of our Common Stock during the relevant periods, which under generally accepted accounting principles required us to adjust the carrying values of the Warrant derivative liability and other derivative liabilities on our balance sheets and record the amount of such adjustments under “Fair value adjustments to compound embedded derivatives” on our statements of operations. In general, an increase in the price of our Common Stock in a particular period will result in an increase in the carrying values of these derivative liabilities on our balance sheets at the end of such period and require us to record the amount of such increase as a charge under “Fair value adjustments to compound embedded derivatives” on our statements of operations for such period, and a decrease in the price of our Common Stock in a particular period will have the opposite effect. A more detailed explanation of the accounting treatment for these derivative financial instruments is provided in Note 4 to our Consolidated Financial Statements in Item 8 of this Report.

Income Before (Benefit) Provision for Income Taxes. The Company’s income before (benefit) provision for income taxes for the fiscal year ended March 31, 2012 amounted to $3,826,000, a $3,795,000 improvement, compared to $31,000 for the fiscal year ended March 31, 2011.

(Benefit) Provision for Income Taxes. For the fiscal year ended March 31, 2012 the benefit for income taxes was $1,573,000, consisting primarily of the reversal of a $3,414,000 valuation allowance against the net deferred tax asset at March 31, 2012, partially offset by a $1,841,000 provision for income taxes. We reversed this allowance because, in the light of operating income generated in the fiscal years 2012 and 2011 and other factors. We believe it is more likely than not that we will be able to utilize these assets to reduce our tax expense in future periods. Except for $174,000 in alternative minimum taxes for the fiscal year ended March 31, 2011, we did not record a provision or benefit for federal, state and local income taxes for that fiscal year because any such provision or benefit would be fully offset by a change in the valuation allowance against the net deferred tax asset.

Net Income (Loss). As a result of the items discussed above, we generated net income of $5,399,000 for the fiscal year ended March 31, 2012, an increase of $5,542,000 compared to the net loss of ($143,000) for the fiscal year ended March 31, 2011. Fully diluted earnings per share amounted to $.34 in the fiscal year ended March 31, 2012 versus ($.02) loss per share for the fiscal year ended March 31, 2011.

Liquidity and Capital Resources

At March 31, 2012 we had $2,083,000 of working capital, after previously having operated with a working capital deficit for over 10 years. The successful elimination of our working capital deficit was the result of our ability to increase operating revenue and reduce general and administrative expenses. We were previously able to operate with negative working capital due primarily to advance payments made to us on a regular basis by our largest customers, and to a lesser degree, borrowings, equity infusions from private placements of our securities, and stock option and warrant exercises. For the twelve months ended March 31, 2012, working capital increased by $5,182,000 from a deficit of ($3,099,000) to $2,083,000, primarily as a result of the net income generated during the period.

In light of our then pressing cash needs, on December 15, 2009, we consummated a $5 million financing led by an investment vehicle organized by Union Capital Corporation. In the financing, we issued $2.5 million in aggregate principal amount of Secured Notes, $2.5 million in aggregate stated value of Series D Convertible Participating Preferred Stock initially convertible into 5,319,149 shares of Common Stock, and Warrants to purchase 2,456,272 shares of Common Stock. The Secured Notes originally bore interest at a rate of 12.5% per annum payable quarterly; and were to mature in one installment on December 15, 2012. We repaid the Secured Notes in full in November 2011 in conjunction with obtaining the credit facility described below.

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

Upon closing of the financing, Union Capital became entitled to a closing fee of $325,000, half of which was paid upon closing and the balance of which was paid in six monthly installments following the closing. We also reimbursed Union Capital for its fees and expenses in the amount of $250,000. Additionally, we entered into a management consulting agreement with Union Capital under which Union Capital provides us with management advisory services for which we currently pay Union Capital a fee of $62,500 per year. The management consulting agreement will terminate when the holders of the Series D Preferred Stock no longer have the right to nominate any directors and Union Capital no longer owns at least 20% of the Common Stock purchased by it at closing (assuming conversion of Series D Preferred Stock and exercise of Warrants held by it).

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

Pursuant to the Loan Agreement, among other things:

•	All outstanding loans will become due on November 23, 2012, provided that following our request, the Bank may in its sole discretion agree to one year extensions of the maturity date;
•	Interest accrues on outstanding loans at a per annum rate equal to the greater of (i) 4.0%, and (ii) the Bank’s prime rate as from time to time in effect plus one percent;
•	Aggregate loans outstanding at any time are limited to a borrowing base equal to 80% of our eligible accounts receivable, as determined by the Bank, provided that the advance rate is limited to 50% with respect to accounts receivable from our customers whose receivables constitute more than 50% of our receivables in the aggregate; and
•	We are required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict our ability to pay dividends, provide that our debt service coverage ratio (as determined pursuant to the Loan Agreement) cannot be less than 1.25 to 1.0 as of the end of any fiscal year, and require that we have immediately available cash at all times, including borrowings under the Credit Facility, of at least $3 million. We were in compliance with these covenants at March 31, 2012.

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

We believe that cash currently on hand together with cash expected to be generated from operations and borrowing availability under the Credit Facility, will be sufficient to fund our cash and near-cash requirements both through March 31, 2013 and on a long term basis. We had no loans outstanding under the Credit Facility at March 31, 2012.

At March 31, 2012, we had cash and cash equivalents of $6,661,000, borrowing availability under the Credit facility of $3,726,000, working capital of $2,083,000, and stockholders’ equity of $9,554,000. In comparison, at March 31, 2011, we had cash and cash equivalents of $7,977,000, a working capital deficit of $3,099,000, and stockholders’ equity of $4,290,000. The $1,316,000 decrease in cash and cash equivalents during Fiscal 2012 was primarily due to debt payments in the amount of $2,500,000 to repay the Secured Notes in full, and purchases of property and equipment of $537,000, partially offset by $1,734,000 of cash provided by operating activities.

Operating Activities. Net cash provided by operating activities for the fiscal year ended March 31, 2012 was $1,734,000, primarily attributable to net income of $5,399,000 and the benefit of non-cash expenses of $1,335,000 that include $939,000 of depreciation and amortization, and $444,000 of shared based compensation expense offset by a non-cash tax benefit of $1,783,000. This was partially offset by $3,217,000 of cash used by the changes in operating assets and liabilities as the result of an increase in accounts receivable, unbilled contract in progress, prepaid expenses and other assets, and a decrease in accrued compensation, accrued job costs and income taxes payable, offset by a decrease in deferred contract costs and an increase in accounts payable, other accrued liabilities, and deferred revenue.

Investing Activities. Net cash used in investing activities for the fiscal year ended March 31, 2012 was $537,000, consisting entirely of property and equipment purchases.

Financing Activities. Net cash used in investing activities for the fiscal year ended March 31, 2012 was $2,514,000, the result of our repayment in full of $2,500,000 in principal of the Secured Notes, and $14,000 in repurchases of our Common Stock from employees to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.

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

Offsetting Assets and Liabilities

In December 2011, the FASB has issued FASB Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  Upon adoption an entity is required to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendments in this ASU are effective for the Company for the first annual reporting period beginning on or after January 1, 2013, and interim periods within those annual periods.  Management currently believes that the adoption of this ASU will not have a material impact on the Company’s operating results, financial position, or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

‘mktg, inc.’

New York, New York

We have audited the accompanying consolidated balance sheets of ‘mktg, inc.’ and subsidiaries (collectively “the Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ‘mktg, inc.’ and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

New York, New York
June 28, 2012

‘mktg, inc.’
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND 2011

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$6,660,695	$7,977,068
Accounts receivable, net of allowance for doubtful accounts of $317,000 in 2012 and 2011	11,286,403	7,686,383
Unbilled contracts in progress	1,991,951	1,535,767
Deferred contract costs	533,200	1,177,484
Prepaid expenses and other current assets	296,443	172,970
Deferred tax asset	805,696	—
Total current assets	21,574,388	18,549,672

Property and equipment, net	1,709,109	1,789,870

Restricted cash	500,000	500,000
Deferred tax asset	3,345,874	—
Goodwill	10,052,232	10,052,232
Intangible assets, net	602,103	923,786
Other assets	449,511	425,193
Total assets	$38,233,217	$32,240,753

Liabilities and Stockholders’ Equity
Current liabilities:
Senior secured notes payable	$—	$2,500,000
Accounts payable	1,637,619	944,764
Accrued compensation	1,739,734	1,861,778
Accrued job costs	533,523	1,683,477
Other accrued liabilities	3,108,798	2,196,839
Income taxes payable	891	174,000
Deferred revenue	12,470,463	12,287,624
Total current liabilities	19,491,028	21,648,482

Deferred rent	1,245,371	1,456,988
Warrant derivative liability	3,005,319	2,837,143
Put option derivative	—	5,272
Deferred tax liability	2,368,544	—
Total liabilities	26,110,262	25,947,885

Commitments and contingencies

Redeemable Series D Convertible Participating Preferred Stock, $3,352,471 redemption and liquidation value, par value $1.00: 2,500,000 shares designated, issued and outstanding at March 31, 2012 and 2011	2,569,347	2,003,085

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; 8,820,815 shares issued and 8,765,827 outstanding at March 31, 2012 and 8,590,315 shares issued and 8,552,345 outstanding at March 31, 2011	8,821	8,590
Additional paid-in capital	14,746,738	14,302,693
Accumulated deficit	(5,160,841)	(9,993,989)
Treasury stock at cost, 54,988 shares at March 31, 2012 and 37,970 at March 31,2011	(41,110)	(27,511)
Total stockholders’ equity	9,553,608	4,289,783
Total liabilities and stockholders’ equity	$38,233,217	$32,240,753

See accompanying notes to consolidated financial statements

‘mktg, inc.’
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

	2012	2011

Sales	$125,485,075	$117,886,984

Operating expenses:
Reimbursable program costs and expenses	23,398,344	22,477,682
Outside production and other program expenses	63,633,577	60,631,484
Compensation expense	27,500,633	24,326,119
General and administrative expenses	6,729,931	7,181,882
Total operating expenses	121,262,485	114,617,167

Operating income	4,222,590	3,269,817

Interest income	9,028	19,500
Interest expense	(242,330)	(1,388,297)
Other income	—	11,877
Fair value adjustments to compound embedded derivatives	(162,904)	(1,882,264)

Income before (benefit) provision for income taxes	3,826,384	30,633

(Benefit) provision for income taxes	(1,573,026)	174,000

Net income (loss)	$5,399,410	$(143,367)

Basic earnings (loss) per share	$.66	$(.02)

Diluted earnings (loss) per share	$.34	$(.02)

Weighted average number of shares outstanding:
Basic	8,140,944	7,960,510
Diluted	15,963,308	7,960,510

See accompanying notes to consolidated financial statements

‘mktg, inc.’
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

	Common Stock par value $.001		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance, March 31, 2010	8,613,288	$8,613	$13,806,871	$(9,351,126)	$(20,277)	$4,444,081

Forfeiture of restricted stock	(22,973)	(23)	23	—	—	—

Compensation cost recognized in connection with vested restricted stock	—	—	347,719	—	—	347,719

Compensation cost recognized in connection with stock options	—	—	148,080	—	—	148,080

Purchase of treasury stock	—	—	—	—	(7,234)	(7,234)

Accretion on redeemable preferred stock	—	—	—	(499,496)	—	(499,496)

Net loss	—	—	—	(143,367)	—	(143,367))

Balance, March 31, 2011	8,590,315	8,590	14,302,693	(9,993,989)	(27,511)	4,289,783

Issuance of restricted stock	250,500	251	(251)	—	—	—

Forfeiture of restricted stock	(20,000)	(20)	20	—	—	—

Compensation cost recognized in connection with vested restricted stock	—	—	266,580	—	—	266,580

Compensation cost recognized in connection with stock options	—	—	177,696	—	—	177,696

Purchase of treasury stock	—	—	—	—	(13,599)	(13,599)

Accretion on redeemable preferred stock	—	—	—	(566,262)	—	(566,262)

Net income	—	—	—	5,399,410	—	5,399,410

Balance, March 31, 2012	8,820,815	$8,821	$14,746,738	$(5,160,841)	$(41,110)	$9,553,608

See accompanying notes to consolidated financial statements

‘mktg, inc.’
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

	2012	2011
Cash flows from operating activities:
Net income (loss)	$5,399,410	$(143,367)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	939,218	1,071,982
Deferred rent amortization	(211,617)	(165,965)
Provision for bad debt expense	—	24,045
Amortization of original issue discount on senior secured notes payable	—	985,660
Fair value adjustments to compound embedded derivatives	162,904	1,882,264
Share based compensation expense	444,276	495,799
Gain on sale of property and equipment	—	(11,877)
Deferred income taxes	(1,783,026)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,600,020)	1,333,078
Unbilled contracts in progress	(456,184)	(795,227)
Deferred contract costs	644,284	58,483
Prepaid expenses and other assets	(147,791)	498,862
Accounts payable	692,855	(1,213,923)
Accrued compensation	(122,044)	1,430,164
Accrued job costs	(1,149,954)	(1,507,305)
Other accrued liabilities	911,959	194,412
Income taxes payable	(173,109)	174,000
Deferred revenue	182,839	3,922,217
Net cash provided by operating activities	1,734,000	8,233,302

Cash flows from investing activities:
Release of restricted cash	500,000	—
Restricted cash	(500,000)	(500,000)
Proceeds from sale of property and equipment	—	15,000
Purchases of property and equipment	(536,774)	(427,786)
Net cash (used in) investing activities	(536,774)	(912,786)

Cash flows from financing activities:
Payments of debt	(2,500,000)	—
Purchase of treasury stock	(13,599)	(7,234)
Net cash (used in) financing activities	(2,513,599)	(7,234)

Net (decrease) increase in cash and cash equivalents	(1,316,373)	7,313,282
Cash and cash equivalents at beginning of year	7,977,068	663,786
Cash and cash equivalents at end of year	$6,660,695	$7,977,068

Supplemental disclosures of cash flow information:
Interest paid during the year	$242,340	$402,637
Income taxes paid during the year	$378,825	$19,626
Reclassification of debt due to anticipated repayment	$—	$2,500,000

See accompanying notes to consolidated financial statements

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

(1)	Organization and Nature of Business

‘mktg, inc.’ (the “Company”), through its wholly-owned subsidiaries Inmark Services LLC, Optimum Group LLC, U. S. Concepts LLC, and Digital Intelligence Group LLC, mktg retail LLC, Mktg, inc. UK Ltd, is an integrated sales promotional and marketing services agency. The Company develops, manages and executes promotional programs at both national and local levels. These programs help the Company’s clients effectively promote their goods and services directly to retailers and consumers and are intended to assist them in achieving maximum impact and return on their marketing investment. The Company’s activities reinforce brand awareness, provide incentives to retailers to order and display its clients’ products, and motivate consumers to purchase those products.

The Company’s services include experiential and face-to-face marketing, event marketing, interactive marketing, ethnic marketing, and all elements of consumer and trade promotion, and are marketed directly to clients through sales forces operating out of offices located in New York, New York; Cincinnati, Ohio; Chicago, Illinois: Los Angeles, California: San Francisco, California; and London, England.

(2)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for doubtful accounts, allowance against deferred tax assets, valuation of stock options and equity transactions, and revenue recognition. Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances. Actual results could differ from those estimates.

(c)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, derivative financial instruments, and the Company’s Senior Secured Notes (“Secured Notes”) which were retired in 2012 and Series D Convertible Participating Stock (“Series D Preferred Stock”) issued December 15, 2009. The fair values of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities generally approximate their respective carrying values due to their current nature. Derivative liabilities, as discussed below, are required to be carried at fair value. The following table reflects the comparison of the carrying value and the fair value of the Company’s Series D Preferred Stock as of March 31, 2012:

	Carrying Values	Fair Values
Series D Preferred Stock (See Notes 4 and 6)	$2,569,347	$5,746,088

The fair values of the Company’s Series D Preferred Stock have been determined based upon the forward cash flow of the contracts, discounted at credit-risk adjusted market rates.

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

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

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

Investments with maturities of three months or less at the time of purchase are considered cash equivalents. At March 31, 2012 the Company had approximately $250,000 of cash on hand in excess of FDIC insurance limits.

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
MARCH 31, 2012 AND 2011

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

Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. Goodwill is subject to annual impairment tests which require the Company to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has one reporting unit, and that a two-step quantitative goodwill impairment test was not necessary. Based on such analysis, the Company did not identify any indication of impairment of its goodwill as of March 31, 2012. At March 31, 2012 and 2011, our balance sheet reflected $10,052,232 of goodwill.

(j)	Intangible Assets

Intangible assets include the value of a customer relationship and an internet domain name. The customer relationship intangible asset is being amortized over its estimated economic life of five years. Amortization expense for the years ended March 31, 2012 and 2011 for this asset amounted to $321,683 and $321,683, respectively.

At March 31, 2012 and 2011, our balance sheet reflected:

March 31, 2012
	Gross carrying amount	Accumulated amortization	Net value

Customer relationship	$1,608,413	$1,206,310	$402,103

Unamortizable intangible asset: Internet domain name	200,000	—	200,000
	$1,808,413	$1,206,310	$602,103

March 31, 2011
	Gross carrying amount	Accumulated amortization	Net value

Customer relationship	$1,608,413	$884,627	$723,786

Unamortizable intangible asset: Internet domain name	200,000	$—	200,000
	$1,808,413	$884,627	$923,786

Amortization expense is expected to be as follows for the years ending March 31:

Fiscal Year	Amount
2013	$321,683
2014	80,420
$402,103

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

(k)	Long-Lived Assets

In accordance with FASB guidance, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. The Company did not identify any indication of impairment of its long-lived assets as of March 31, 2012.

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

In accordance with FASB guidance, the Company measures all employee share based compensation awards using a fair value method and records the related expense in the financial statements over the period during which an employee is required to provide service in exchange for the award. Excess tax benefits, as defined by FASB guidance, are realized from the exercise of stock options and are reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. For each award that has a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Share based employee compensation expense for the years ended March 31, 2012 and 2011 was $444,276 and $495,799 respectively.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

(p)	Income Taxes

The provision for income taxes includes federal, state and local income taxes that are currently payable. Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2012 the Company reversed its full allowance against its net deferred tax asset.

(q)	Net Earnings (Loss) Per Share

Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted shares. Diluted earnings (loss) per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options, warrants, preferred stock and restricted stock. For the years ended March 31, 2012 and 2011, stock options, warrants and preferred stock to purchase approximately 70,000 and 5,623,000 shares of common stock were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. The weighted average number of shares outstanding consist of:

	2,012	2011
Basic	8,140,944	7,960,510
Dilutive effect of stock options, warrants, preferred stock and restricted stock	7,822,364	—
Diluted	15,963,308	7,960,510

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
MARCH 31, 2012 AND 2011

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

Offsetting Assets and Liabilities

In December 2011, the FASB has issued FASB Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Upon adoption an entity is required to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this ASU are effective for the Company for the first annual reporting period beginning on or after January 1, 2013, and interim periods within those annual periods. Management currently believes that the adoption of this ASU will not have a material impact on the Company’s operating results, financial position, or cash flows.

(3)	Property and Equipment

Property and equipment consist of the following:

	March 31, 2012	March 31, 2011
Furniture, fixtures and equipment	$1,227,587	$1,053,188
Computer equipment	4,240,128	3,924,095
Leasehold improvements	3,842,967	3,796,625
	9,310,682	8,773,908
Less: accumulated depreciation and amortization	7,601,573	6,984,038
Property and equipment, net	$1,709,109	$1,789,870

Depreciation and amortization expense on property and equipment for the years ended March 31, 2012 and 2011 amounted to $617,535 and $750,299 respectively.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

(4)	Union Capital Financing

Overview:

On December 15, 2009, the Company consummated a $5.0 million financing led by an investment vehicle organized by Union Capital Corporation (“UCC”). In the financing, the Company issued $2.5 million in aggregate principal amount of the Secured Notes which were repaid in full in November 2011, $2.5 million in aggregate stated value of Series D Preferred Stock initially convertible into 5,319,149 shares of Common Stock, and Warrants to purchase 2,456,272 shares of Common Stock (“Warrants”). As a condition to its participation in the financing, UCC required that certain of our directors, officers and employees (“Management Buyers”) collectively purchase $735,000 of the financial instruments on the same terms and conditions as the lead investor. Aggregate amounts above are inclusive of Management Buyers amounts. See Note 5 for terms of the Secured Notes.

The shares of Series D Preferred Stock issued in the financing have a stated value of $1.00 per share, and are convertible into Common Stock at an initial conversion price of $0.47. The conversion price of the Series D Preferred Stock is subject weighted-average anti-dilution provisions. Generally, this means that if the Company sells non-exempt securities below the conversion price, the holders’ conversion price will be adjusted downwards. Holders of the Series D Preferred Stock are not entitled to special dividends but will be entitled to be paid upon a liquidation, redemption or change of control, the stated value of such shares plus the greater of (a) a 14% accreting liquidation preference, compounding annually, and (b) 3% of the volume weighted average price of the Common Stock outstanding on a fully-diluted basis (excluding the shares issued upon conversion of the Series D Preferred Stock) for the 20 days preceding the event. A consolidation or merger, a sale of all or substantially all of the Company’s assets, and a sale of 50% or more of Common Stock would be treated as a change of control for this purpose.

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

The Warrants to purchase 2,456,272 shares of Common Stock issued in the financing have an exercise price of $0.001 per share, subject to adjustment solely for recapitalizations. The Warrants may also be exercised on a cashless basis under a formula that explicitly limits the number of issuable common shares. The exercise period for the Warrants ends December 15, 2015.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

At the request of the holders of a majority of the shares of Common Stock issuable upon conversion of the Series D Preferred Stock and exercise of the Warrants, if ever, the Company will be required to file a registration statement with the SEC to register the resale of such shares of Common Stock under the Securities Act of 1933, as amended.

Upon closing of the financing, UCC became entitled to a closing fee of $325,000, half of which was paid upon the closing and the balance of which was paid in six monthly installments following the closing. The Company also reimbursed UCC for its fees and expenses in the amount of $250,000. Additionally, the Company entered into a management consulting agreement with Union Capital under which Union Capital provides the Company with management advisory services and the Company currently pays Union Capital a fee of $62,500 per year. The management consulting agreement will terminate when the holders of the Series D Preferred Stock no longer have the right to nominate any directors and Union Capital no longer owns at least 20% of the Common Stock purchased by it at closing (assuming conversion of Series Preferred D Stock and exercise of Warrants held by it).

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

The Company evaluated the terms and conditions of the Secured Notes under the guidance of ASC 815, Derivatives and Hedging. The terms of the Secured Notes that qualified as a derivative instrument were (i) a written put option which allowed the holders of the Secured Notes to accelerate interest and principal (effectively forcing an early redemption of the Secured Notes) in the event of certain events of default, including a change of control of the Company, and (ii) the holders’ right to increase the interest rate on the Secured Notes by 4% per year in the event of a suspension from trading of the Company’s Common Stock or an event of default. Pursuant to ASC 815-15-25-40, put options that can accelerate repayment of principal meet the requisite criteria of a derivative financial instrument. In addition, as addressed in ASC 815-15-25-41, for a contingently exercisable put to be considered clearly and closely related to the relevant instrument and not constitute a separate derivative financial instrument, it can be indexed only to interest or credit risk. In this instance, the put instruments embedded in the Secured Notes were indexed to events that are not related to interest or credit risk, namely, a change of control of the Company, and suspension of trading of the Company’s Common Stock. Accordingly, these features were not considered clearly and closely related to the Secured Notes, and bifurcation was necessary.

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

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

The following table provides the components of the allocation and the related fair values of the subject financial instruments:

			Allocation
	Fair Values	UCC	Management Buyers	Total

Proceeds:
Gross proceeds		$4,265,000	$735,000	$5,000,000
Closing costs		(325,000)	—	(325,000)
Reimbursement of investor costs		(250,000)		(250,000)
Net proceeds		$3,690,000	$735,000	$4,425,000

Allocation:
Series D Preferred Stock	$2,670,578	$1,127,574	$233,098	$1,360,672
Secured Notes	$2,536,015	1,070,519	363,293	1,433,812
Compound Embedded Derivatives (CED):
Series D Preferred Stock	$1,116,595	949,106	167,489	1,116,595
Secured Notes	$28,049	23,842	4,207	28,049
Warrants	$1,225,680	518,959	183,852	702,811
Compensation Expense		—	(216,939)	(216,939)
		$3,690,000	$735,000	$4,425,000

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

The Company’s Secured Notes, Warrant derivative liability, Put option derivative and Series D Preferred Stock are classified within Level 3 of the fair value hierarchy as they are valued using unobservable inputs including significant assumptions of the Company and other market participants.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

There were no transfers between Level 1 and Level 2, or transfers in and out of Level 3 during the twelve months ended March 31, 2012 and 2011.

The following tables present the Company’s instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

	Fair Value Measurements as of March 31, 2011
	Total	Level 1	Level 2	Level 3
Instruments:
Secured Notes	$2,500,000	$—	$—	$2,500,000
Warrants	2,837,143	—	—	2,837,143
Put Derivative	5,272	—	—	5,272
Series D Preferred Stock	2,003,085	—	—	2,003,085
Total Instruments	$7,345,500	$—	$—	$7,345,500

	Fair Value Measurements as of March 31, 2012
	Total	Level 1	Level 2	Level 3
Instruments:
Secured Notes	$—	$—	$—	$—
Warrants	3,005,319	—	—	3,005,319
Put Derivative	—	—	—	—
Series D Preferred Stock	2,569,347	—	—	2,569,347
Total Instruments	$5,574,666	$—	$—	$5,574,666

The following table presents the changes in Level 3 Instruments measured at fair value on a recurring basis for the twelve months ended March 31, 2012 and 2011:

	Total	Secured Notes	Warrants	Put Derivative	Series D Preferred Stock

Balances at, March 31, 2010	$3,978,080	$1,514,340	$849,211	$110,940	$1,503,589
Fair value adjustments	1,882,264	—	1,987,932	(105,668)	—
Discount amortization	985,660	985,660	—	—	—
Accretion	499,496	—	—	—	499,496
Balances at, March 31, 2011	$7,345,500	$2,500,000	$2,837,143	$5,272	$2,003,085
Fair value adjustments	162,904	—	168,176	(5.272)	—
Payments of debt	(2,500,000)	(2,500,000)	—	—	—
Accretion	566,262	—	—	—	566,262
Balances at, March 31, 2012	$5,574,666	$—	$3,005,319	$—	$2,569,347

The fair value adjustments recorded for Warrants and Put Derivative are reported separately in the Statement of Operations, the discount amortization on Secured Notes is reported in interest expense, and accretion on Series D Preferred Stock is recorded to the accumulated deficit.

(5)	Debt

Debt consists of the following as of March 31, 2012 and 2011:

	March 31,2012	March 31, 2011
$2,500,000 face value, 12.5% Senior Secured Notes due December 15, 2012 (a)	$—	$2,500,000
$4,000,000 revolving credit facility (b)	—	—
Less current portion	—	(2,500,000)
Long-term debt	$—	$—

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

(a)	Senior Secured Notes

The Company issued $2,500,000 face value of the Secured Notes on December 15, 2009 in connection with the December 15, 2009 financing described in Note 4. As described in Note 4, the proceeds from the financing were allocated among multiple financial instruments based on fair values. Proceeds allocated to the Secured Notes amounted to $1,433,812. The resulting discount was subject to amortization through charges to interest expense over the term to maturity using the effective interest method. Discount amortization included in interest expense for Fiscal 2011 amounted to $985,660. The Company did not incur any amortization of the original interest discount on the Secured Notes for Fiscal 2012 as they were fully amortized as of March 31, 2011.

The Secured Notes were secured by substantially all of the Company’s assets; bore interest at a rate of 12.5% per annum payable quarterly; and would have matured in one installment on December 15, 2012.

In May 2010, the Company entered into a First Amendment to Senior Secured Notes, in connection with the Company’s pledge of $500,000 as cash collateral to Sovereign Bank to secure the Company’s reimbursement obligations under a letter of credit issued on behalf of the Company in favor of American Express Related Services Company, Inc. (“Amex”). On September 12, 2011, Amex released the $500,000 letter of credit it had been issued by Sovereign Bank.

In November, 2011, in conjunction with the Company obtaining a bank credit facility (see Note 4), the Company repaid in full the remaining $2 million of principal outstanding under its Secured Notes.

(b)	Bank Credit Facility

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

Pursuant to the Loan Agreement, among other things:

•	All outstanding loans will become due on November 23, 2012, provided that following the Company’s request, the Bank may in its sole discretion agree to one year extensions of the maturity date;
•	Interest accrues on outstanding loans at a per annum rate equal to the greater of (i) 4.0%, and (ii) the Bank’s prime rate as from time to time in effect plus one percent;
•	Aggregate loans outstanding at any time are limited to a borrowing base equal to 80% of the Company’s eligible accounts receivable, as determined by the Bank, provided that the advance rate is limited to 50% with respect to accounts receivable from customers of the Company whose receivables constitute more than 50% of the Company’s receivables in the aggregate; and
•	The Company is required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict the Company’s ability to pay dividends, provide that the Company’s debt service coverage ratio (as determined pursuant to the Loan Agreement) cannot be less than 1.25 to 1.0 as of the end of any fiscal year, and require that the Company have immediately available cash at all times, including borrowings under the Credit Facility, of at least $3 million. The Company was in compliance with these covenants at March 31, 2012.

If the Company does not comply with the financial and other covenants and requirements of the Loan Agreement, the Bank may, subject to various cure rights, require the immediate payment of all amounts outstanding under the Loan Agreement.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

Upon the closing of the Credit Facility, the Company paid a $30,000 commitment fee to the Bank plus its legal costs and expenses.

At March 31, 2012, the Company had no borrowings outstanding under the Credit Facility and availability of $3,726,000.

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

(6)	Redeemable Preferred Stock

Redeemable preferred stock consists of the following as of March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Series D Convertible Participating Preferred Stock, par value $0.001, stated value $1.00, 2,500,000 shares designated, 2,500,000 shares issued and outstanding at March 31, 2012; redemption and liquidation value $3,352,471 at March 31, 2012	$2,569,347	$2,003,085

The Series D Preferred Stock is subject to accretion to its redemption value, through charges to equity, over the period from issuance to the contractual redemption date, discussed in Note 4, above, using the effective interest method. The redemption value is determined based upon the stated redemption amount of $1.00 per share, plus an accretion amount, more fully discussed below. For the years ended March 31, 2012 and 2011, accretion amounted to $566,262 and $499,496, respectively.

(7)	Derivative Financial Instruments

The Company’s derivative financial instruments consist of compound embedded derivatives (“CED”) that were bifurcated from our Series D Preferred Stock and Secured Notes. The Preferred CED comprises the embedded conversion option and certain other equity-indexed features that were not clearly and closely related to the Series D Preferred Stock in terms of risks. The Senior Note CED comprises certain put features that were not clearly and closely related to the Secured Notes in terms of risks. Derivative financial instruments are carried at fair value. The following table reflects the components of the CEDs and changes in fair value, using the techniques and assumptions described in Note 4:

	Warrant Derivative	Put Derivative	Total
Balances at April 1, 2010	$849,211	$110,940	$960,151
Fair value adjustments	1,987,932	(105,668)	1,882,264
Balances at March 31, 2011	2,837,143	5,272	2,842,415
Fair value adjustments	168,176	(5,272)	162,904
Balances at March 31, 2012	$3,005,319	$—	$3,005,319

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

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

(8)	Stockholders’ Equity

(i) Stock Options

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended so as to increase the number of shares of Common Stock available under the plan to 1,250,000. In September 2008, the 2002 Plan was amended to increase the number of shares of Common Stock available under the plan to 1,650,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Committee of the Board of Directors. At March 31, 2012, there were 70,000 options, expiring from April 2013 through September 2017, issued under the 2002 Plan that remained outstanding. Any option under the 2002 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of March 31, 2012, the Company had options or other awards for 263,429 shares of Common Stock available for grant under the 2002 Plan.

On March 25, 2010, the stockholders of the Company approved the ‘mktg, inc.’ 2010 Equity Incentive Plan (the “2010 Plan”), under which 3,000,000 shares of Common Stock have been set aside and reserved for issuance. The 2010 Plan provides for the granting to our employees, officers, directors, consultants and advisors of stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights, restricted stock units and other performance stock awards. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. The exercise price per share of a stock option, which is determined by the Compensation Committee, may not be less than 100% of the fair market value of the common stock on the date of grant. For non-qualified options the term of the option is determined by the Compensation Committee. For incentive stock options the term of the option is not more than ten years. However, if the optionee owns more than 10% of the total combined voting power of the Company, the term of the incentive stock option will be no longer than five years. The 2010 Plan automatically terminates on February 22, 2020, unless it is terminated earlier by a vote of the Company's stockholders or the Board of Directors; provided, however, that any such action does not affect the rights of any participants of the 2010 Plan. In addition, the 2010 Plan may be amended by the stockholders of the Company or the Board of Directors, subject to stockholder approval if required by applicable law or listing requirements. At March 31, 2012, there were options to purchase 2,744,302 shares of Common Stock, expiring May 2020, issued under the 2010 Plan that remained outstanding. Any option under the 2010 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of March 31, 2012, the Company had options or other awards for 23,198 shares of Common Stock available for grant under the 2010 Plan.

The maximum contractual life for any of the options is ten years. The Company uses the Black-Scholes model to estimate the value of stock options granted under FASB guidance. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of options.

A summary of option activity under all plans as of March 31, 2012, and changes during the two-year period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term	Aggregate intrinsic value

Balance at March 31, 2010	$2.16	311,250	4.05	$—
Granted	$.43	2,744,302
Exercised	—	—
Canceled	$2.00	(6,875)

Balance at March 31, 2011	$.60	3,048,677	8.55	$701,196
Granted	—	—
Exercised	—	—
Canceled	$2.08	(234,375)
Balance at March 31, 2012 (vested and expected to vest)	$0.56	2,814,302	8.06	$1,238,293
Exercisable at March 31, 2012	$2.45	70,000	4.87	$—

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

Total unrecognized compensation cost related to vested and expected to vest options at March 31, 2012 amounted to $385,008 and is expected to be recognized over a weighted average period of 2.17 years. Total compensation cost for all outstanding option awards for the years ended March 31, 2012 and 2011 amounted to $177,696 and $148,080, respectively.

(ii) Warrants

At March 31, 2012 and March 31, 2011 there were warrants outstanding to purchase 2,456,272 shares of common stock at a price of $.001 per share, which were issued in the December 2009 financing and expire December 15, 2015. The aggregate intrinsic value of the warrants outstanding at March 31, 2012 and March 31, 2011 was $2,257,314 and $2,036,249, respectively.

(iii) Restricted Stock

During the year ended March 31, 2012, the Company awarded 250,500 shares of Common Stock initially subject to forfeiture (“restricted stock”) pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements under the Company’s 2010 Plan. There were no shares of restricted stock awarded during the year end March 31, 2011.

As of March 31, 2012 the Company had awarded 1,186,571 shares (net of forfeited shares) of restricted stock under the Company’s 2002 Plan, 232,500 shares (net of forfeited shares) of restricted stock under the Company’s 2010 Plan, and 209,767 shares (net of forfeited shares) of restricted stock that were not issued under the Company’s 2002 or 2010 Plans. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at their respective grant dates amount to approximately $2,516,069 and is recognized ratably as compensation expense over the vesting periods. The shares of restricted stock granted pursuant to such agreements vest in various tranches over one to five years from the date of grant.

The shares awarded to employees under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

A summary of all non-vested stock activity as of March 31, 2012, and changes during the two years then ended is presented below:

	Weighted average grant date fair value	Number of shares	Aggregate Intrinsic Value	Weighted average remaining contractual term

Unvested at March 31, 2010	$1.92	786,966	$291,177	3.57

Awarded	$—	—
Vested	$1.81	(263,148)
Forfeited	$2.37	(22,973)

Unvested at March 31, 2011	$1.96	500,845	$415,701	2.62

Awarded	$.71	250,500
Vested	$2.05	(149,490)
Forfeited	$1.21	(20,000)

Unvested at March 31, 2012	$1.62	581,855	$535,307	2.06

Total unrecognized compensation cost related to unvested stock awards at March 31, 2012 amounted to $504,490 and is expected to be recognized over a weighted average period of 2.06 years. Total compensation cost for the stock awards amounted to $266,580 and $347,719 for the years ended March 31, 2012 and 2011, respectively.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

(9)	Income Taxes

The components of the (benefit) provision for income taxes from continuing operations for the years ended March 31, 2012 and 2011 are as follows:

	2012	2011
Current:
State and local	$138,000	$93,000
Federal	72,000	81,000
	210,000	174,000
Deferred:
State and local	257,017	167,495
Federal	1,373,893	888,960
Change in valuation allowance	(3,413,936)	(1,056,455)
	(1,783,026)	—

	$(1,573,026)	$174,000

The differences between the (benefit) provision for income taxes from continuing operations computed at the federal statutory rate and the reported amount of tax expense attributable to income from continuing operations before (benefit) provision for income taxes for the years ended March 31, 2012 and 2011 are as follows:

	2012	2011
Statutory federal income tax	34.0%	34.0%
State and local taxes, net of federal benefit	6.3	625.3
Permanent differences	4.2	3,053.8
Alternative minimum tax	3.6	303.6
Valuation allowance	(89.2)	(3,448.7)
Effective tax rate	(41.1%)	568.0%

The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in the deferred tax assets and liability are as follows:

	2012	2011
Deferred tax (liabilities) assets:
Current:
Unbilled revenue	$—	$(306,139)
Allowance for doubtful accounts	126,839	126,839
Accrued compensation	678,857	728,002
Valuation allowance	—	(548,702)
	$805,696	$—
Non-current:
Assets:
Depreciation on fixed assets	$48,584	$(26,621)
Net operating loss carryforwards	2,455,533	3,813,583
Share-based payment arrangements	237,994	304,592
Other	603,763	488,811
Valuation allowance	—	(4,580,365)
	$3,345,874	$—
Liability:
Goodwill, principally due to differences in amortization	$(2,368,544)	$(1,715,131)
Valuation allowance	—	1,715,131
	$(2,368,544)	$—

Net deferred tax asset	$1,783,026	$—

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

At March 31, 2012, the Company had federal net operating loss carry-forwards of approximately $6,107,000 that begin to expire on March 31, 2028, as follows:

Fiscal Year End	Amount
2028	$912,000
2029	3,780,000
2030	1,415,000
$6,107,000

In assessing the realizability of deferred tax assets, the Company considers, in light of available objective evidence, whether it is more likely than not that some or all of such assets will be utilized in future periods. As of March 31, 2011, based upon the available objective evidence, specifically its history of losses for fiscal years 2004 through 2010, the Company provided for a full valuation allowance against its net deferred tax asset at March 31, 2011. In fiscal years 2011 and 2012, the Company earned in the aggregate, $7,492,000 of operating income for financial reporting purposes which will lead to the utilization of approximately $7,507,000 of the company’s net operating loss carry-forward for tax reporting purposes. As of March 31, 2012, the Company would have had to generate approximately $10,379,000 of aggregate taxable income to fully utilize its net deferred tax asset. Based on this return to profitability and other available objective evidence, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset during the periods in which its able to utilize this asset under applicable tax regulations. Accordingly, the Company reversed the full valuation allowance against its deferred tax asset at March 31, 2012.

It is the Company’s practice to include interest and penalties in tax expense.

The Company currently has no federal or state tax examinations in progress and is no longer subject to federal and state income tax audits by taxing authorities for years prior to March 2009.

(10)	Significant Customers

For each of the years ended March 31, 2012 and 2011, Diageo North America, Inc. (“Diageo”) accounted for approximately 62% of the Company’s revenues. At March 31, 2012 and 2011, Diageo accounted for 61% and 68%, respectively, of the Company’s accounts receivable. For the years ended March 31, 2012 and 2011, our second largest customer accounted for approximately 11% and 16% of the Company’s revenue, respectively. At March 31, 2012 and 2011, this customer accounted for 13% and 17% respectively, of the Company’s accounts receivable.

(11)	Employee Benefit Plan

The Company has a savings plan available to substantially all salaried employees which is intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Pursuant to the 401(k) Plan, employees may contribute up to 15% of their eligible compensation, up to the maximum amount allowed by law. The Company at its sole discretion may from time to time make discretionary matching contributions as it deems advisable. The Company’s current policy is to match its employee’s contributions to the 401(k) Plan at the rate of 50%, with the maximum matching contribution per employee being the lower of 2.5% of salary or $6,125 in any calendar year. For the years ended March 31, 2012 and 2011, the Company made discretionary contributions of approximately $183,000 and $184,000, respectively.

(12)	Leases

The Company has several non-cancelable operating leases, primarily for property, that expire through June 2015. Rent expense for the years ended March 31, 2012 and 2011 amounted to approximately $1,570,000 and $1,533,000, respectively. Future non-cancelable minimum lease payments under all of the leases as of March 31, 2012 are as follows:

Year ending March 31,

2013	$1,821,000
2014	1,800,000
2015	1,715,000
2016	670,000
2017	107,000
Thereafter	0
$6,113,000

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

(13)	Employment Agreements

In June 2008, upon the acquisition of mktgpartners the Company employed Charles Horsey, the principal member of mktgpartners, as its Chief Operating Officer. The Company subsequently entered into a three-year employment agreement with Mr. Horsey upon his appointment as the Company’s President. In May 2010, the Company further amended the agreement so that Mr. Horsey now serves as the Company’s Chief Executive Officer in addition to its President. The employment agreement, as amended, expires April 1, 2014, currently provides for an annual base salary of $371,100, which is subject to increase to $382,235 as of April 1, 2013, and an annual bonus targeted at 50% of the base salary. Pursuant to the employment agreement, in the event that Mr. Horsey’s employment is terminated by the Company without “Cause” or by Mr. Horsey for “Good Reason,” Mr. Horsey will be entitled to severance pay equal to twelve months of his then base salary plus $100,000.

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

Shortly before the hearing was held on the motion to dismiss, the parties (including the Company) agreed in principle to settle the matter. On September 16, 2011, the parties entered into a formal Settlement Agreement, which was approved by the Court on February 2, 2012, pursuant to which, among other things:

•	the Company agreed to redeem its outstanding Secured Notes within 45 days of the Court’s approval of the Settlement Agreement;
•	the annual management fee payable by the Company to Union Capital Corporation was reduced from $125,000 to $62,500;
•	the Company paid $175,000 of Plaintiff’s legal fees;
•	the parties agreed to the settlement of all claims relating to the lawsuit and the dismissal of the lawsuit with prejudice; and
•	the plaintiff provided the defendants with a general release.

‘mktg, inc.’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

The settlement did not have a material adverse impact on our finances.

The Company has obligations to provide indemnification to its officers and directors (and former officers and directors), as well as to the investors in the December 2009 financing, including for all legal costs incurred by them in defending these claims. The Company incurred approximately $978,000 in legal expenses in connection with its defense of the lawsuit and its indemnification obligations, with $147,000 of that amount incurred during the twelve months ended March 31, 2012.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluates the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In accordance with these standards, management assessed and tested, on a sample basis, the Company’s internal control over financial reporting. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to each Director and executive officer of the Company.

DIRECTORS

Gregory J. Garville(1) Age: 59 Director since December 2009; Chairman of the Board	Chairman of the Board of the Company since August 12, 2010. Mr. Garville has been the President of Union Capital Corporation since 1998, having joined Union Capital in 1983 as Director of Corporate Development. Mr. Garville began his career as a staff accountant with Union Carbide Corporation and held financial positions with the Rank Group Plc. and ENI. During his tenure at Union Capital, he has completed over 30 leveraged buy out transactions and managed portfolio investments in the advertising, marketing services, commercial and digital printing, direct mail, importing and distribution industries. We believe that Mr. Garville’s extensive business and management experience qualifies him to serve on our Board.

Charles Horsey Age: 44 Director since March 2009; Chief Executive Officer and President	Mr. Horsey has served as the Company’s Chief Executive Officer since May 12, 2010 and as its President since March 1, 2009, and previously served as the Company’s Chief Operating Officer from December 22, 2008 until his appointment as President. Mr. Horsey originally joined the Company as an Executive Vice President on June 30, 2008 upon the Company’s acquisition of 3 For All Partners, LLC d/b/a mktgpartners (“mktgpartners”). Mr. Horsey helped found mktgpartners in 2003 and served as its Chief Executive Officer from January 2007 until it was acquired by the Company. Previously, from 1992 until co-founding mktgpartners, Mr. Horsey held various positions in the Contemporary Marketing division of Clear Channel Communications, Inc., culminating with his appointment as Chief Executive Officer of that division. We believe that Mr. Horsey’s industry experience and service as our Chief Executive Officer qualify him to serve on our Board.

Reis L. Alfond(1) Age: 31 Director since December 2012	Mr. Alfond was appointed to the Board on January 5, 2012. Mr. Alfond has been the Vice President of Union Capital Corporation since 2010, having joined Union Capital in 2007 as an analyst. Mr. Alfond began his career as a consultant at the Strategic Decision Group. During his tenure at Union Capital, he has completed leveraged buyout transactions and managed portfolio investments in the, marketing services, commercial and digital printing, direct mail and food industries. We believe that Mr. Alfond’s extensive business and management experience qualifies him to serve on our Board.

Elizabeth Black Age: 67 Director since January 2010	President of Change for Results, a human resources consulting firm she founded in July 2006. From January 2000 until founding Change for Results, she served as Director of Learning and Vice President – Human Resources of Keane, Inc., an IT services firm. Ms. Black has been a human resources and organizational effectiveness consultant for over 25 years. We believe that Ms. Black’s expertise as a human resources professional qualifies her to serve on our Board.

Richard L. Feinstein Age: 69 Director since January 2010	Retired partner of KPMG LLP, and currently a private consultant providing management and financial advice to clients in a variety of industries. From April 2004 to December 2004, Mr. Feinstein, as a consultant, served as Chief Financial Officer for Image Technology Laboratories, Inc., a developer and provider of radiological imaging, archiving and communications systems. From December 1997 to October 2002, Mr. Feinstein was a Senior Vice President and Chief Financial Officer for The Major Automotive Companies, Inc., formerly a diversified holding company, but now engaged solely in retail automotive dealership operations. Since September 2010, Mr. Feinstein, as a consultant, serves as Chief Financial Officer for Amertrans Capital Corporation, a closed-end investment company. From April 2003 to May 2011, Mr. Feinstein served as a director of EDGAR Online, Inc. He also serves as a director and chief financial officer of USA Fitness Corps, a not-for-profit using the services of returning veterans to provide fitness training to children who are at risk for obesity. Mr. Feinstein, a Certified Public Accountant, received a B.B.A. degree from Pace University. We believe that Mr. Feinstein’s extensive financial accounting and auditing experience qualifies him to serve on our Board.

Marc C. Particelli Age: 67 Director since February 2005	Chairman of the Board of the Company from July 12, 2006 until August 12, 2010, and its interim President and Chief Executive Officer from July 12, 2006 until October 9, 2006. Mr. Particelli was the Chief Executive Officer of Modem Media, an interactive marketing services firm, from January 1991 until its acquisition by Digitas Inc. in October 2004, and more recently, from August 2005 until March 2006, he was the Chief Executive Officer of TSM Corporation, a telecommunications company serving the Hispanic market. Earlier, Mr. Particelli was a partner at Oak Hill Capital Management, a private equity investment firm, and managing director at Odyssey Partners L.P., a hedge fund. Prior to entering the private equity business, Mr. Particelli spent 20 years with Booz Allen where he helped create the Marketing Industries Practice and led its expansion across Europe, Asia and South America. Mr. Particelli also currently serves as a director of and investor in several private companies, and as an advisor to several private equity firms. Mr. Particelli presently serves as a director of CIN Legal Data Services. We believe that Mr. Particelli’s business and industry experience, as well as his prior experience with the Company, qualify him to serve on our Board.

EXECUTIVE OFFICERS

Paul Trager Age: 52 Chief Financial Officer	Mr. Trager, a Certified Public Accountant, has served as the Company’s Chief Financial Officer since April 1, 2011. Mr. Trager originally joined the Company as a Senior Vice President – Financial Planning and Analysis on June 30, 2008 upon the Company’s acquisition of mktgpartners, and had served as mktgpartners’ Chief Financial Officer from March 2007 until it was acquired by the Company. Previously, from May 2005 until joining mktgpartners, Mr. Trager was an Aarons Rents franchise owner. Prior to May 2005, Mr. Trager was a partner in the accounting firm Weinick Sanders Leventhal &Co.

James R. Haughton Age: 53 Senior Vice President – Controller	Mr. Haughton, a Certified Public Accountant, has been employed by the Company in its finance and accounting department since November 2007, and has been its Senior Vice President – Controller since March 1, 2009. Previously, from October 2005 to June, 2007 Mr. Haughton was the Chief Financial Officer of National Retail Services, Inc., a full service provider of merchandising and retail marketing services. Prior to that, from January 2002 to October 2005, Mr. Haughton was a regional Chief Financial Officer at Euro-RSCG Worldwide, a global advertising and communications company.

(1)     Messrs. Garville and Alfond were appointed to the Board as the nominees of the holders of the Series D Preferred Stock. Pursuant to the certificate of designations designating the Series D Preferred Stock, so long as at least 25% of the shares of Series D Preferred Stock issued at the closing of the December 2009 financing are outstanding, the holders of the Series D Preferred Stock as a class have the right to designate two members of the Board of Directors, and so long as at least 15% but less than 25% of the shares of Series D Preferred Stock issued at the closing are outstanding, the holders of the Series D Preferred Stock will have the right to designate one member of our Board of Directors.

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

Compliance With Section 16(a) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and Directors and persons who own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. To the Company’s knowledge, based solely on a review of the Forms 3, 4, and 5 submitted to the Company during and with respect to Fiscal 2012, there were no known failures to file a required Form 3, 4 or 5, and no known late filings of a required Form 3, 4 or 5 by any person required to file such forms with respect to the Company pursuant to Section 16 of the Exchange Act.

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

Our compensation arrangements with those persons who served as our executive officers for all or part of Fiscal 2012 primarily reflect the individual circumstances surrounding the applicable executive officer’s hiring or appointment, as reflected in the employment agreements we entered into with those persons. The foregoing information is intended to provide context for the discussion that follows regarding our compensation arrangements with those persons who served as our executive officers for all or part of Fiscal 2012.

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

Principal Components of Compensation of Our Executive Officers

The principal components of the compensation paid to our executive officers consist of:

•	base salary;

•	cash bonuses; and

•	equity compensation, generally in the form of stock options and awards of restricted stock.

Management Bonus Plan

On May 12, 2010, upon the recommendation of the Company’s Compensation Committee, the Company’s Board of Directors approved a Management Bonus Plan. Pursuant to the Management Bonus Plan, the Company’s Chief Executive Officer and other employees of the Company selected by him are eligible to be paid annual cash bonuses from a bonus pool. The bonus pool is only funded to the extent specified EBITDA thresholds approved of by the Company’s Board of Directors are achieved, and the actual amount of the bonus pool in each year (if any) is determined by the amount by which such thresholds are exceeded. For Fiscal 2012, 83% of the bonus pool was funded as a result of the Company’s performance for the fiscal year.

Allocation and Objectives of Compensation

The Committee has established the following policies and guidelines with respect to the mix of base salary, cash bonus and equity awards to be paid or awarded to our executive officers.

•	Target cash bonus for our senior executives of up to 50% of base salary for the achievement of objectives established by the Committee and the Board of Directors;

•	Target cash bonus for other officers and senior management equal to 30% of the base salary of each such person for the achievement of objectives established by the Committee and the Board of Directors; and

•	Stock option grants vesting over four years and subject to the achievement of EBITDA targets set by the Board of Directors, awarded at the discretion of the Committee .

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

Other Benefits

The Company believes that establishing competitive benefit packages for its employees is an important factor in attracting and retaining highly qualified personnel. Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, and the Company’s 401(k) plan, in each case on the same basis as other employees. During Fiscal 2012, consistent with the Company’s practice with respect to all of its employees, the Company provided matching contributions under its 401(k) plan. Other than the 401(k) plan offered to all of its eligible employees, the Company does not offer retirement benefits.

SUMMARY COMPENSATION TABLE

The following table shows compensation awarded to or earned by Charles Horsey, the Company’s President and Chief Executive Officer; Paul Trager, the Company’s Chief Financial Officer and James R. Haughton, the Company’s Senior Vice President – Controller and Principal Financial Officer during Fiscal 2012 (together, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards(1) ($)	Option Awards (2) ($)	Non Equity Incentive Plan Compensation (3) ($)	All Other Compensation ($)	Total ($)
Charles Horsey, President	2012	$365,541	$—	$—	$208,843	$7,267(5)	$581,651
	2011	$348,150	$—	$246,901	$200,662	$6,228(5)	$801,941

Paul Trager, Chief Financial Officer (4)	2012	$260,699	$—	$—	$90,316	$5,795(5)	$356,810

James R. Haughton, Senior Vice President – Controller	2012	$205,485	$—	$—	$50,338	$5,898(5)	$261,721
	2011	$198,708	$—	$37,409	$75,301	$4,222(5)	$315,640

(1)	The value of stock awards granted to the Named Executive Officers has been estimated pursuant to FASB ASC Topic 718. The Named Executive Officers will not realize the estimated value of these awards in cash until these awards are vested and sold. For information regarding our valuation of awards of restricted stock, see “Restricted Stock” in Note 8 of our financial statements.
(2)	The value of options granted to the Named Executive Officers has been estimated pursuant to FASB ASC Topic 718. The Named Executive Officers will not realize the estimated value of these awards in cash unless and until the options are exercised and the shares issuable thereunder are sold for a price in excess of the exercise price. For information regarding our valuation of awards of options, see “Stock Options” in Note 8 of our financial statements.
(3)	Amounts are payable under our Management Bonus Plan based on the achievement of EBITDA targets set for the applicable fiscal year, and for Mr. Horsey includes a special bonus of $55,000 for Fiscal 2012.
(4)	Was appointed Chief Financial Officer on April 1, 2011 and was not previously a Named Executive Officer.
(5)	Consists of 401(k) matching contributions.

Outstanding Equity Awards at March 31, 2012
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of shares or Units of Stock That Have Not Vested (2) (#)	Market Value of shares or Units of Stock That Have Not Vested ($)

Charles Horsey	0	953,284	$0.43	4/1/2020	39,999	$36,800
Paul Trager	0	202,212	$0.43	4/1/2020	36,338	$27,600
James R. Haughton	0	144,437	$0.43	4/1/2020	20,000	$18,400

(1)	These options vest in quarterly installments of 25% on each of April 1, 2011, April 1, 2012, April 1, 2013, and April 1, 2014, provided that other than the first 25% that vested on April 1, 2011, all vesting is subject to the achievement of EBITDA targets set forth in the grant notices for these options.

(2)	The 39,999 shares of restricted Common Stock held by Mr. Horsey that had not vested as of March 31, 2012 vest as follows: (i) 13,953 shares vest on June 30, 2012, (ii) 13,954 shares vest on June 30, 2013, (iii) 6,046 shares vest on March 1, 2013, and (iv) 6,046 shares vest on March 1, 2014. The 36,338 shares of restricted Common Stock held by Mr. Trager that had not vested as of March 31, 2012 vest as follows: (i) 5,000 shares vest on March 1, 2013, (ii) 5,000 shares vest on March 1, 2014, (iii) 1,661 shares vest on June 30, 2012, (iv) 1,661 shares vest on June 30, 2013, (v) 6,339 shares vest on July 1, 2012, (vi) 6,339 shares vest on July 1, 2013, (vii) 6,338 shares vest on July 1, 2014, (viii) 2,000 shares vest on November 11, 2012, and (ix) 2,000 shares vest on November 11, 2013. The 20,000 shares of restricted Common Stock held by Mr. Haughton that had not vested as of March 31, 2012 vest as follows: (i) 5,000 shares vest on March 1, 2013, (ii) 5,000 shares vest on March 1, 2014, (iii) 3,000 shares vest on November 11, 2012, (iv) 3,000 shares vest on November 11, 2013, (v) 2,000 shares vest on August 6, 2012, and (vi) 2,000 shares vest on August 6, 2013.

Executive Employment Contracts, Termination of
Employment and Change-in-Control Arrangements

Charles Horsey. On June 30, 2008, the Company entered into an Employment Agreement with Mr. Horsey in connection with the acquisition of mktgpartners. The Employment Agreement was subsequently amended upon Mr. Horsey’s promotion to Chief Operating Officer and again in May 2010. Pursuant to the Employment Agreement, as amended:

•	Mr. Horsey is currently entitled to a base salary of $376,500 per annum, subject to increases of three percent on April 1 of each year.

•	Mr. Horsey’s target bonus is 50% of his base salary. Such bonus is contingent on achieving EBITDA targets approved of by the Company’s Board of Directors.

•	The term of Mr. Horsey’s employment is until April 1, 2014.

•	In the event of the termination of his employment by the Company other than for “Cause” or by Mr. Horsey for “Good Reason” (as such terms are defined in the employment agreement), Mr. Horsey will be entitled to severance payments equal to 12 months of his then base salary, plus $100,000.

Paul Trager. Mr. Trager is currently employed with the Company pursuant to a letter agreement under which he is compensated by the Company at the rate of $271,100 per annum and eligible to receive an annual bonus targeted at 30% of base salary. Pursuant to an agreement we entered into with Mr. Trager, Mr. Trager is entitled to severance payments equal to six months of his then base salary if he is terminated other than for “Cause.”

James R. Haughton. Mr. Haughton is currently employed with the Company pursuant to a letter agreement under which he is compensated by the Company at the rate of $213,700 per annum and eligible to receive an annual bonus targeted at 40% of base salary. In addition, Mr. Haughton is entitled to six months notice prior to termination if he is terminated other than for “Cause.”

Compensation of Directors

The following table shows for the Fiscal 2012 certain information with respect to the compensation of all non-employee directors of the Company.

Name	Fees Earned or Paid in Cash ($)	All other compensation ($)	Total ($)
Marc C. Particelli (1)	$36,000	—	$36,000
Elizabeth Black	$33,500	—	$33,500
Richard L. Feinstein	$36,000	—	$36,000
Gregory J. Garville(2)	$—	—	$—
Reis L. Alfond(2)	$—	—	$—

(1)	At March 31, 2012, Mr. Particelli held options to purchase an aggregate of 70,000 shares of Common Stock.
(2)	Messrs. Garville and Alfond are affiliates of Union Capital Corporation and serve on our Board as the designees of the holders of the Series D Preferred Stock. As such, they do not receive cash compensation for their service on our Board. However, pursuant to a management consulting agreement we entered into with Union Capital, Union Capital provides us with management advisory services. We currently pay Union Capital a fee of $62,500 per year for such services. We also pay Union Capital $62,500 per year for the service of their employees on our Board of Directors.

Current Director Compensation

Pursuant to the terms of the agreements we entered into in connection with our December 2009 financing, the compensation we currently pay our directors is limited to cash compensation of (i) $4,000 per attendance at a meeting of the Board of Directors, (ii) $2,000 for participation by telephone in regular meetings of the Board of Directors, and (iii) $2,000 per attendance at or participation in a meeting of a committee of the Board of Directors. Directors also receive $500 for their participation in each special telephonic meeting of the Board of Directors. All Directors are reimbursed for reasonable travel expenses incurred in connection with attending Board meetings. Directors no longer receive the stock grants described below.

Compensation Committee Interlocks and Insider Participation

None of the current members of the Compensation Committee have been, or are, an officer or employee of the Company. During Fiscal 2012, none of our executive officers served as a member of the Board of Directors or compensation committee (or other committee performing equivalent functions) of any entity that had one or more executive officers serving as a member of our Board of Directors.

Narrative Disclosure of our Compensation Policies and Practices as They Relate to Risk Management

Based on our executive compensation program, policies and practices, and the nature of our business, we believe that any risks arising from these policies and programs are not reasonable likely to have a material adverse effect on the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of May 31, 2012 with respect to stock ownership of (i) those persons or groups known to the Company to beneficially own more than 5% of the Company’s outstanding Common Stock, (ii) each of the Company’s Directors and executive officers named in the summary compensation table, and (iii) the Company’s Directors and executive officers as a group. Unless otherwise indicated, the named beneficial owner has sole voting and investment power with respect to the shares.

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)

(i)	Beneficial Owners of More Than 5% of the Common Stock (Other Than Directors, Nominees and Executive Officers)

	UCC-mktg Investment, LLC	6,632,434	(2)	42.7%
	UCC-mktg Partners, LLC
	c/o Union Capital Corporation
	445 Park Avenue, 14th Floor
	New York, NY 10022

	James C. Marlas	6,819,593	(3)	43.9%
	c/o Union Capital Corporation
	445 Park Avenue, 14th Floor
	New York, NY 10022

	Rutabaga Capital Management	862,073	(4)	9.7%
	64 Broad Street, 3rd Floor
	Boston, MA 02109

	Aquifer Capital Group, LLC	532,763	(5)	6.0%
	Adam M. Mizel
	460 Park Avenue, Suite 2101
	New York, NY 10022

	John P. Benfield	462,248		5.2%
	63 Murray Ave.
	Port Washington, NY 11050

	Donald A. Bernard	501,648		5.6%
	85 Tintern Lane
	Scarsdale, NY 10583

	Thomas E. Lachenman	435,698	(6)	4.9%
	7788 White Road
	Rising Sun, Indian 47040

	Brian Murphy	523,359		5.9%
	16 Beach Lane
	Westhampton Beach, New York 11978

(ii)	Directors, Nominees and Executive Officers

	Marc C. Particelli	1,206,179	(7)	12.5%
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

	Charles Horsey	762,607	(8)	8.3%
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

	Elizabeth Black	0		*
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

	Richard L. Feinstein	0		*
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

	Gregory J. Garville	6,632,434	(2)	43.7%
	c/o Union Capital Corporation
	445 Park Avenue, 14th Floor
	New York, NY 10022

	Reis L. Alfond	0	(9)	*
	c/o Union Capital Corporation
	445 Park Avenue, 14th Floor
	New York, NY 10022

	Paul Trager	109,387	(10)	1.2%
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

	James R. Haughton	89,984	(11)	1.0%
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

(iii)	All Directors and Executive Officers as a Group (8 persons)	8,801,131	(12)	50.6%

*	Less than 1%.

(1)	All information was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission or otherwise available to the Company, and based on 8,552,345 shares of Common Stock on May 31, 2011.

(2)	Based solely on a Schedule 13D/A filed with the SEC on April 15, 2010. Consists of 4,537,234 shares of Common Stock issuable upon conversion of 2,132,500 shares of Series D Preferred Stock and 2,095,000 shares of Common Stock issuable upon exercise of warrants held directly by UCC-mktg Investment, LLC, which is managed by UCC-mktg Partners, LLC (“UCC Partners”). Gregory J. Garville and James C. Marlas, as Managing Directors and members of UCC Partners, share voting and investment control over these shares.

(3)	Based solely on a 13D/A filed with the SEC on April 15, 2010. Consists of shares of Common Stock held directly by UCC-mktg Investment, LLC as disclosed in note (2) above, as well as (i) 152,159 shares of Common Stock owned by the James C. Marlas 2007 Charitable Remainder UniTrust, of which Mr. Marlas and his wife are the lifetime beneficiaries and Mr. Marlas is the sole trustee; (ii) 15,000 shares of Common Stock owned by the James C. Marlas Revocable Trust dated 11/09/07, of which Mr. Marlas is the sole owner and beneficiary; and (iii) 20,000 shares of Common Stock owned by an individual retirement account for the benefit of Mr. Marlas.

(4)	Based solely on a Schedule 13G/A filed with the SEC on February 10, 2012.

(5)	Based solely on a Schedule 13D initially filed with the SEC on July 21, 2008 and amended by an amendment filed with the SEC on April 30, 2009.

(6)	Includes 325,698 shares of Common Stock registered in the name of OG Holding Corporation Liquidation Trust. Mr. Lachenman is the trustee of OG Holding Corporation Liquidation Trust and owns the entire interest of the trust in the shares of Common Stock held by the trust.

(7)	Includes 70,000 shares of Common Stock issuable upon exercise of immediately exercisable options, 478,723 shares of Common Stock issuable upon conversion of 225,000 shares of Series D Preferred Stock, warrants to purchase 221,064 shares of Common Stock, and 14,300 shares of Common Stock owned by Mr. Particelli’s IRA. Does not include Common Stock issuable upon conversion of 225,000 shares of Series D Preferred Stock and exercise of warrants to purchase 24,563 shares of Common Stock owned by the Marc C. Particelli 2006 Family Trust (the “Trust”) or 1,500 shares of Common Stock owned by the Trust. The beneficiaries of the Trust are Mr. Particelli’s children, and Mr. Particelli’s wife is a trustee of the Trust. Mr. Particelli disclaims beneficial ownership of the shares held by the Trust.

(8)	Includes 107,499 shares of restricted stock that are subject to forfeiture, 212,766 shares of Common Stock issuable upon conversion of 100,000 shares of Series D Preferred Stock, and warrants to purchase 98,251 shares of Common Stock. Does not include 953,284 shares of Common Stock issuable upon exercise of options that are not currently exercisable.

(9)	Mr. Alfond is a director and member of UCC Partners and disclaims beneficial ownership of the shares held by it.

(10)	Includes 65,000 shares of restricted stock subject to forfeiture. Does not include 144,437 shares of Common Stock issuable upon exercise of options that are not currently exercisable.

(11)	Includes 55,000 shares of restricted stock subject to forfeiture. Does not include 144,437 shares of Common Stock issuable upon exercise of options that are not currently exercisable.

(12)	Includes 5,228,723 shares of Common Stock issuable upon conversion of Series D Preferred Stock, 70,000 shares of Common Stock issuable upon exercise of immediately exercisable options, 2,414,515 shares of Common Stock issuable upon exercise of immediately exercisable warrants and 227,499 shares of restricted stock subject to forfeiture.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Item 14.	Principal Accounting Fees and Services.

Principal Accounting Firm Fees

The following table sets forth the aggregate fees billed to and accrued by the Company for Fiscal 2012 and Fiscal 2011 by ParenteBeard LLC.

	Fiscal 2012	Fiscal 2011
Audit Fees (for audit of annual financial statements and review of quarterly financial statements)	$254,000	$261,000
Tax Fees (for federal, State and local tax compliance and planning)	48,000	51,500
All Other Fees (1)	24,000	25,000
Total	$326,000	$337,500

(1)	For Fiscal 2012 and 2011, these fees relate to the audit of the Company’s 401(k) plan and nonrecurring non-attest special projects.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy requiring pre-approval by the Audit Committee of all services (audit and non-audit) to be provided to the Company by its independent auditor. In accordance with that policy, the Audit Committee approved all audit and non-audit services rendered to the Company by ParenteBeard LLC in Fiscal 2012 and Fiscal 2011 and has determined that the provision of non-audit services by such auditors was compatible with maintaining their independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report.

1. Financial Statements:

3. Exhibits:

Exhibit Number	Description of Exhibits.

3.1	Certificate of Incorporation, as amended, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the three month period ended September 30, 2009, filed with the Securities and Exchange Commission on May 11, 2009).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2009).

3.3	Certificate of Designations, Designations, Preferences and Rights of Series D Convertible Participating Preferred Stock of ‘mktg, inc.’ (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2009).

4.1	Form of Warrant to Purchase Common Stock of ‘mktg, inc.’ (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009).

4.2	Registration Rights Agreement entered into by ‘mktg, inc.’ and purchasers of the Series D Convertible Participating Preferred Stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009).

10.1*	‘mktg, inc.’ 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 29, 2002).

10.2*	Employment Agreement, dated June 30, 2008, between the Registrant and Charles Horsey, and Amendment to Employment Agreement, dated December 22, 2008, between the Registrant and Charles Horsey (incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K dated December 22, 2008, filed with the Securities and Exchange Commission on December 30, 2008).

10.3*	Second Amendment to Employment Agreement, dated May 12, 2010, between the Registrant and Charles Horsey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 12, 2010, filed with the Securities and Exchange Commission on May 18, 2010).

10.4*	Restricted Stock Agreement, dated December 22, 2008, between the Registrant and Charles Horsey (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 22, 2008, filed with the Securities and Exchange Commission on December 30, 2008).

10.5*	Letter Agreement, dated as of July 1, 2008, between the Registrant and Paul Trager (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 1, 2011, filed with the Securities and Exchange Commission on April 5, 2011).

10.6	Agreement, dated as of May 27, 2009, between the Registrant and Maritz LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 27, 2009).

10.7*	Form of Indemnification Agreement for Directors and Officers, dated as of November 8, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 8, 2006, filed with the Securities and Exchange Commission on November 14, 2006).

10.8	Securities Purchase Agreement, dated as of November 25, 2009, by and among ‘mktg, inc.’, UCC-mktg Investment, LLC, and the “Management Investors” identified therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009).

10.9	Management Consulting Agreement, dated as of December 15, 2009, between ‘mktg, inc.’ and Union Capital Corporation (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009).

10.10*	‘mktg, inc.’ 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 25, 2010, filed with the Securities and Exchange Commission on March 29, 2010).

10.11*	‘mktg, inc.’ Management Bonus Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 12, 2010, filed with the Securities and Exchange Commission on May 18, 2010).

10.12	Settlement Agreement, dated as of September 16, 2011, by and among Brian Murphy, on behalf of himself and derivatively on behalf of ‘mktg, inc.’, and Defendants Charles F. Tarzian, Fred Kaseff, Marc C. Particelli, James H. Feeney, Herbert M. Gardner, John A. Ward III, UCC-mktg Investment, LLC, UCC-mktg Partners, LLC, Charles Horsey, Patty Hubbard, James Ferguson, Dave Arnold, and Nominal Defendant ‘mktg, inc.’ and Union Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 16, 2011, filed with the Securities and Exchange Commission on September 21, 2011).

10.13	Loan and Security Agreement, dated as of November 23, 2011, by and among ‘mktg, inc.’ and TD Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 3, 2011, filed with the Securities and Exchange Commission on November 29, 2011).

10.14	Standstill Agreement, dated as of November 23, 2011, by and among ‘mktg, inc.,’ TD Bank, N.A. and the holders of the Company’s Series D Preferred Stock (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 3, 2011, filed with the Securities and Exchange Commission on November 29, 2011).

14	Registrant’s Code of Ethics (incorporated by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, initially filed with the Securities and Exchange Commission on July 22, 2004).

21	Subsidiaries of the Registrant.

23.1	Consent of ParenteBeard, LLC

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act.

101	The following financial statements from Registrant’s Annual Report on Form 10-K for the year ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

‘mktg, inc.’

By:	/s/ Charles W. Horsey
Charles W. Horsey
President and Chief Executive Officer

Dated: June 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature and Title		Signature and Title

By:	/s/ Charles W. Horsey	By:	/s/ James R. Haughton
	Charles W. Horsey		James R. Haughton
	President and Chief Executive Officer and Director		Senior Vice President - Controller
	(Principal Executive Officer)		(Principal Accounting Officer)

Dated: June 28, 2012		Dated: June 28, 2012

By:	/s/ Elizabeth Black	By:	/s/ Paul Trager
	Elizabeth Black		Paul Trager
	Director		Chief Financial Officer
(Principal Financial Officer)

Dated: June 28, 2012		Dated: June 28, 2012

By:	/s/ Richard L. Feinstein	By:	/s/ Marc C. Particelli
	Richard L. Feinstein		Marc C. Particelli
	Director		Director

Dated: June 28, 2012		Dated: June 28, 2012

By:	/s/ Gregory J. Garville	By:	/s/ Reis L. Alfond
Gregory J. Garville		Reis L. Alfond
Director		Director

Dated: June 28, 2012		Dated: June 28, 2012

