Form 10-Q
period 2012-06-30
'mktg, inc.'
filed 2012-08-09
CIK 886475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, 8,893,962 shares of the Registrant’s Common Stock, par value $.001 per share, were outstanding.

INDEX

‘mktg, inc.’

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

‘mktg, inc.’

Condensed Consolidated Balance Sheets

June 30, 2012 (Unaudited) and March 31, 2012

	June 30, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$8,027,891	$6,660,695
Accounts receivable, net of allowance for doubtful accounts of $317,000 at June 30, 2012 and March 31, 2012	13,480,939	11,286,403
Unbilled contracts in progress	860,401	1,991,951
Deferred contract costs	136,002	533,200
Prepaid expenses and other current assets	274,462	296,443
Deferred tax asset	817,696	805,696
Total current assets	23,597,391	21,574,388

Property and equipment, net	1,718,565	1,709,109

Restricted cash	500,000	500,000
Deferred tax asset	2,912,874	3,345,874
Goodwill	10,052,232	10,052,232
Intangible assets - net	521,683	602,103
Other assets	464,502	449,511
Total assets	$39,767,247	$38,233,217

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,349,833	$1,637,619
Accrued compensation	667,952	1,739,734
Accrued job costs	396,193	533,523
Other accrued liabilities	3,067,643	3,108,798
Income taxes payable	2,113	891
Deferred revenue	13,480,487	12,470,463
Total current liabilities	19,964,221	19,491,028

Deferred rent	1,175,352	1,245,371
Warrant derivative liability	3,617,021	3,005,319
Deferred tax liability	2,533,544	2,368,544
Total liabilities	27,290,138	26,110,262

Commitments and contingencies

Redeemable Series D Convertible Participating Preferred Stock, $3,445,898 redemption and liquidation value, par value $1.00: 2,500,000 shares designated, issued and outstanding at June 30, 2012 and March 31, 2012	2,706,819	2,569,347

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; 8,952,315 shares issued and 8,893,962 outstanding at June 30, 2012 and 8,820,815 shares issued and 8,765,827 outstanding at March 31, 2012	8,774	8,821
Additional paid-in capital	14,859,418	14,746,738
Accumulated deficit	(5,041,745)	(5,160,841)
Cumulative translation adjustment	(12,187)	—
Treasury stock at cost, 58,353 shares at June 30, 2012 and 54,988 shares at March 31, 2012	(43,970)	(41,110)
Total stockholders’ equity	9,770,290	9,553,608
Total liabilities and stockholders’ equity	$39,767,247	$38,233,217

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’

Condensed Consolidated Statements of Operations

Three Months Ended June 30, 2012 and 2011

(Unaudited)

	Three Months Ended June 30,
	2012	2011

Sales	$35,436,527	$31,328,685

Operating expenses:
Reimbursable program costs and expenses	6,276,573	7,147,447
Outside production and other program expenses	18,119,290	14,852,836
Compensation expense	7,730,929	6,587,887
General and administrative expenses	1,795,721	1,666,286
Total operating expenses	33,922,513	30,254,456

Operating income	1,514,014	1,074,229

Interest income (expense), net	256	(96,315)
Fair value adjustments to compound embedded derivatives	(611,702)	157,985

Income before provision for income taxes	902,568	1,135,899

Provision for income taxes	646,000	45,000

Net income	$256,568	$1,090,899

Basic earnings per share	$.03	$.14
Diluted earnings per share	$.02	$.07

Weighted average number of common shares outstanding:
Basic	8,202,076	8,079,744
Diluted	16,069,314	15,852,912

See notes to unaudited condensed consolidated financial statements.

4

‘mktg, inc.’

Condensed Consolidated Statements of Comprehensive Income

Three Months Ended June 30, 2012 and 2011

(Unaudited)

	Three Months Ended June 30,
	2012	2011

Net income	$256,568	$1,090,899
Other comprehensive loss, net of tax:
Foreign currency translation losses	(7,471)	—

Comprehensive income	$249,097	$1,090,899

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’

Condensed Consolidated Statements of Cash Flows

Three Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:

Net income	$256,568	$1,090,899
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	238,439	241,412
Deferred rent amortization	(70,019)	(62,202)
Fair value adjustments to compound embedded derivatives	611,702	(157,985)
Share based compensation expense	112,632	102,081
Deferred income taxes	586,000	—
Changes in operating assets and liabilities:
Accounts receivable	(2,194,536)	(1,585,956)
Unbilled contracts in progress	1,131,550	61,821
Deferred contract costs	397,198	416,446
Prepaid expenses and other assets	6,990	(80,252)
Accounts payable	712,215	(100,787)
Accrued compensation	(1,071,782)	(1,207,414)
Accrued job costs	(137,330)	(711,937)
Other accrued liabilities	(41,155)	(180,830)
Income taxes payable	1,222	(174,000)
Deferred revenue	1,010,024	1,144,415

Net cash provided by (used in) operating activities	1,549,718	(1,204,289)

Cash flows from investing activities:
Purchases of property and equipment	(167,475)	(83,372)
Net cash used in investing activities	(167,475)	(83,372)

Cash flows from financing activities:
Purchase of treasury stock	(2,860)	—
Net cash used in financing activities	(2,860)	—

Effect of exchange rate changes on cash and cash equivalents	(12,187)	—

Net increase (decrease) in cash and cash equivalents	1,367,196	(1,287,661)

Cash and cash equivalents at beginning of period	6,660,695	7,977,068
Cash and cash equivalents at end of period	$8,027,891	$6,689,407

Supplemental disclosures of cash flow information:
Interest paid during the period	$-	$102,843
Income taxes paid during the period	$58,778	$246,670

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’

Notes to the Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The following unaudited interim condensed consolidated financial statements of ‘mktg, inc.’ (the “Company”) for the three months ended June 30, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to GAAP for interim financial information and SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

In the opinion of management, such condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s results for the interim periods presented. The results of operations for the three months ended June 30, 2012 are not necessarily indicative of the results for the full fiscal year or any future periods.

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

Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. Goodwill is subject to annual impairment tests which require the Company to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has one reporting unit, and that a two-step quantitative goodwill impairment test was not necessary. There were no events or changes in circumstances during the three months ended June 30, 2012 that indicated to management that the carrying value of goodwill and the intangible asset may not be recoverable.

(d)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, derivative financial instruments, and the Company’s Redeemable Series D Convertible Participating Stock (“Series D Preferred Stock”) issued December 15, 2009. The fair values of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities generally approximate their respective carrying values due to their current nature. Derivative liabilities, as discussed below, are required to be carried at fair value. The following table reflects the comparison of the carrying value and the fair value of the Company’s Secured Notes and Series D Preferred Stock as of June 30, 2012:

	Carrying Values	Fair Values
Series D Preferred Stock (See Notes 3 and 5)	$2,706,819	$6,796,962

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

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company issued other financial instruments with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, these instruments are required to be carried as derivative liabilities at fair value in the Company’s financial statements. See Notes 5 and 6 for additional information.

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

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted shares subject to forfeiture. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options, warrants, preferred stock, and restricted stock. For the three months ended June 30, 2012 and 2011, stock options and warrants to purchase approximately 70,000 and 299,767 shares of common stock were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. The weighted average number of shares outstanding consist of:

	Three Months Ended June 30,
	2012	2011
Basic	8,202,076	8,079,744
Dilutive effect of:
Restricted stock	94,760	931
Warrants	2,453,329	2,453,088
Series D preferred stock	5,319,149	5,319,149
Diluted	16,069,314	15,852,912

(h)	Recent Accounting Standards Affecting the Company

Fair Value Measurements

In May 2011, the FASB issued FASB Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this ASU are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s operating results, financial position or cash flows.

Comprehensive Income

In June 2011, the FASB issued FASB Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s operating results, financial position or cash flows.

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

The financial instruments sold to the Management Buyers, were recognized as compensation expense in the amount by which the fair value of the share-linked financial instruments (i.e. Series D Preferred Stock and Warrants) exceeded the proceeds that the Company received. The financial instruments subject to allocation were the Secured Notes, Series D Preferred Stock, Compound Embedded Derivatives (“CED”) and the Warrants. Other than the compensatory amounts, current accounting concepts generally provide that the allocation is, first, to those instruments that are required to be recorded at fair value; that is, the CED; and the remainder based upon relative fair values.

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

The Company’s Secured Notes, Warrant derivative liability, Put option derivative and Series D Preferred Stock are classified within Level 3 of the fair value hierarchy as they are valued using unobservable inputs including significant assumptions of the Company and other market participants. In November, 2011, in conjunction with the Company obtaining a bank credit facility (see Note 4), the Company repaid in full the remaining $2 million of principal then outstanding under the Secured Notes.

There were no transfers between Level 1 and Level 2, or transfers in and out of Level 3 during the three months ended June 30, 2012 and 2011.

The following tables present the Company’s instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurements as of March 31, 2012
	Total	Level 1	Level 2	Level 3
Instruments:
Warrants	$3,005,319	$—	$—	$3,005,319
Series D Preferred Stock	2,569,347	—	—	2,569,347
Total Instruments	$5,574,666	$—	$—	$5,574,666

		Fair Value Measurements as of June 30, 2012
	Total	Level 1	Level 2	Level 3
Instruments:
Warrants	$3,617,021	$—	$—	$3,617,021
Series D Preferred Stock	2,706,819	—	—	2,706,819
Total Instruments	$6,323,840	$—	$—	$6,323,840

The following table presents the changes in Level 3 Instruments measured at fair value on a recurring basis for the three months ended June 30, 2012 and 2011:

	Total	Secured Notes	Warrants	Put Derivative	Series D Preferred Stock

Balances at, March 31, 2011	$7,345,500	$2,500,000	$2,837,143	$5,272	$2,003,085
Fair value adjustments	(157,985)	—	(156,993)	(992)	—
Accretion	127,060	—	—	—	127,060
Balances at, June 30, 2011	$7,314,575	$2,500,000	$2,680,150	$4,280	$2,130,145

Balances at, March 31, 2012	$5,574,666	$—	$3,005,319	$—	$2,569,347
Fair value adjustments	611,702	—	611,702	—	—
Accretion	137,472	—	—	—	137,472
Balances at, June 30, 2012	$6,323,840	$—	$3,617,021	$—	$2,706,819

The fair value adjustments recorded for Warrants and Put Derivative are reported separately in the Statement of Operations, and accretion on Series D Preferred Stock is recorded to the accumulated deficit.

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

Pursuant to the Loan Agreement, among other things:

•	All outstanding loans will become due on November 23, 2012, provided that following the Company’s request, the Bank may in its sole discretion agree to one year extensions of the maturity date;
•	Interest accrues on outstanding loans at a per annum rate equal to the greater of (i) 4.0%, and (ii) the Bank’s prime rate as from time to time in effect plus one percent;
•	Aggregate loans outstanding at any time are limited to a borrowing base equal to 80% of the Company’s eligible accounts receivable, as determined by the Bank, provided that the advance rate is limited to 50% with respect to accounts receivable from customers of the Company whose receivables constitute more than 50% of the Company’s receivables in the aggregate; and

•	The Company is required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict the Company’s ability to pay dividends, provide that the Company’s debt service coverage ratio (as determined pursuant to the Loan Agreement) cannot be less than 1.25 to 1.0 as of the end of any fiscal year, and require that the Company have immediately available cash at all times, including borrowings under the Credit Facility, of at least $3 million. The Company was in compliance with these covenants at June 30, 2012.

If the Company does not comply with the financial and other covenants and requirements of the Loan Agreement, the Bank may, subject to various cure rights, require the immediate payment of all amounts outstanding under the Loan Agreement.

Upon the closing of the Credit Facility, the Company paid a $30,000 commitment fee to the Bank plus its legal costs and expenses.

At June 30, 2012, the Company had no borrowings outstanding under the Credit Facility and availability of $4,000,000.

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

(5)	Redeemable Preferred Stock

Redeemable preferred stock consists of the following as of June 30, 2012 and March 31, 2012:

	June 30, 2012	March 31, 2012
Series D Convertible Participating Preferred Stock, par value $0.001, stated value $1.00, 2,500,000 shares designated, issued and outstanding at June 30, 2012; redemption and liquidation value $3,445,898 at June 30, 2012	$2,706,819	$2,569,347

The Series D Preferred Stock is subject to accretion to its redemption value, through charges to equity, over the period from issuance to the contractual redemption date, discussed in the Financing Overview, above, using the effective interest method. The redemption value is determined based upon the stated redemption amount of $1.00 per share, plus an accretion amount, more fully discussed above. For the three months ended June 30, 2012 and 2011, accretion amounted to $137,472 and $127,060, respectively.

(6)	Derivative Financial Instruments

The Company’s derivative financial instruments consist of CEDs that were bifurcated from our Series D Preferred Stock and Secured Notes. The Preferred CED comprises the embedded conversion option and certain other equity-indexed features that were not clearly and closely related to the Series D Preferred Stock in terms of risks. The Secured Note CED comprised certain put features that were not clearly and closely related to the Secured Notes in terms of risks. Derivative financial instruments are carried at fair value. The following table reflects the components of the CEDs and changes in fair value, using the techniques and assumptions described in Note 3:

	Warrant Derivative	Put Derivative	Total
Balances at April 1, 2011	$2, 837,143	$5,272	$2,842,415
Fair value adjustments	(156,993)	(992)	(157,985)
Balances at June 30, 2011	$2,680,150	$4,280	$2,684,430

Balances at April 1, 2012	$3,005,319	$—	$3,005,319
Fair value adjustments	611,702	—	611,702
Balances at June 30, 2012	$3,617,021	$—	$3,617,021

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

(i) Stock Options

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended so as to increase the number of shares of Common Stock available under the plan to 1,250,000. In September 2008, the 2002 Plan was amended to increase the number of shares of Common Stock available under the plan to 1,650,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Compensation Committee of the Board of Directors. At June 30, 2012, there were options to purchase 70,000 shares of Common Stock, expiring from April 2013 through September 2017, issued under the 2002 Plan that remained outstanding. The 2002 Plan terminated on June 30, 2012.

On March 25, 2010, the stockholders of the Company approved the ‘mktg, inc.’ 2010 Equity Incentive Plan (the “2010 Plan”), under which 3,000,000 shares of Common Stock have been set aside and reserved for issuance. The 2010 Plan provides for the granting to our employees, officers, directors, consultants and advisors of stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights, restricted stock units and other performance stock awards. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. The exercise price per share of a stock option, which is determined by the Compensation Committee, may not be less than 100% of the fair market value of the common stock on the date of grant. For non-qualified options the term of the option is determined by the Compensation Committee. For incentive stock options the term of the option is not more than ten years. However, if the optionee owns more than 10% of the total combined voting power of the Company, the term of the incentive stock option will be no longer than five years. The 2010 Plan automatically terminates on February 22, 2020, unless it is terminated earlier by a vote of the Company’s stockholders or the Board of Directors; provided, however, that any such action does not affect the rights of any participants of the 2010 Plan. In addition, the 2010 Plan may be amended by the stockholders of the Company or the Board of Directors, subject to stockholder approval if required by applicable law or listing requirements. At June 30, 2012, there were options to purchase 2,599,865 shares of Common Stock, expiring May 2020, issued under the 2010 Plan that remained outstanding. Any option under the 2010 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of June 30, 2012, the Company had options or other awards for 15,135 shares of Common Stock available for grant under the 2010 Plan.

The maximum contractual life for any of the options is ten years. The Company uses the Black-Scholes model to estimate the value of stock options granted under FASB guidance. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of options.

A summary of option activity under all plans as of June 30, 2012, and changes during the three month period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Balance at March 31, 2012	$0.60	2,814,302	8.06	$1,238,293
Granted	—	—
Exercised	—	—
Canceled	$0.41	(144,437)
Balance at June 30, 2012 (vested and expected to vest)	$0.48	2,669,865	7.81	$1,655,316
Exercisable at June 30, 2012	$2.45	70,000	4.62	$0

Total unrecognized compensation cost related to vested and expected to vest options at June 30, 2012 amounted to $304,727 and is expected to be recognized over a weighted average period of 1.92 years. Total compensation cost for all outstanding option awards amounted to $42,865 and $44,424 for the three months ended June 30, 2012 and 2011, respectively.

(ii) Warrants

At June 30, 2012 and March 31, 2012 there were warrants outstanding to purchase 2,456,272 shares of common stock at a price of $.001 per share, which were issued in the December 2009 financing and expire December 15, 2015. The aggregate intrinsic value of the warrants outstanding at June 30, 2012 and March 31, 2012 were $2,699,443 and $2,257,314 respectively.

(iii) Restricted Stock

During the three months ended June 30, 2012, the Company awarded 160,000 shares of Common Stock initially subject to forfeiture (“restricted stock”) pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements under the Company’s 2010 Plan.

As of June 30, 2012 the Company had awarded 1,185,571 shares (net of forfeited shares) of restricted stock under the Company’s 2002 Plan, 385,000 shares (net of forfeited shares) of restricted stock under the Company’s 2010 Plan, and 189,767 shares (net of forfeited shares) of restricted stock that were issued outside of the Company’s 2002 and 2010 Plans. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at their respective grant dates amount to approximately $2,274,953 and are recognized ratably as compensation expense over the vesting periods. The shares of restricted stock granted pursuant to such agreements vest in various tranches over one to five years from the date of grant.

The shares awarded to employees under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

A summary of all non-vested stock activity as of June 30, 2012, and changes during the three month period then ended is presented below:

	Weighted average grant date fair value	Number of shares	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Unvested at March 31, 2012	$1.62	581,855	2.06	$535,307

Awarded	$0.90	160,000
Vested	$2.57	(56,564)
Forfeited	$1.02	(28,500)

Unvested at June 30, 2012	$1.33	656,791	2.16	$722,470

Total unrecognized compensation cost related to unvested stock awards at June 30, 2012 amounted to $522,897 and is expected to be recognized over a weighted average period of 2.16 years. Total compensation cost for the stock awards amounted to $69,767 and $57,657 for the three months ended June 30, 2012 and 2011, respectively.

(8)	Concentrations

The Company had sales to one customer that equaled 61% of total sales for the three months ended June 30, 2012. Sales to this customer approximated $21,637,000 for the period. Accounts receivable due from this customer approximated $4,770,000 at June 30, 2012. In addition, our second largest customer accounted for approximately 17% of total sales for the three months ended June 30, 2012. Sales to this customer approximated $5,892,000 for the period. Accounts receivable due from this customer approximated $4,070,000 at June 30, 2012. The Company had sales to one customer that equaled 63% of total sales for the three months ended June 30, 2011. Sales to this customer approximated $19,781,000 for the period. Accounts receivable due from this customer approximated $6,102,000 at June 30, 2011. In addition, our second largest customer accounted for approximately 10% of total sales for the three months ended June 30, 2011. Sales to this customer approximated $3,159,000 for the period. Accounts receivable due from this customer approximated $1,211,000 at June 30, 2011.

(9)	Income Taxes

For the three months ended June 30, 2012, the Company recorded a $646,000 provision for federal, state and local income taxes. Except for $45,000 in alternative minimum taxes for the three months ended June 30, 2011, the Company did not record a provision or benefit for federal, state and local income taxes for that period because any such provision or benefit would have been fully offset by a change in the valuation allowance against the net deferred tax asset. The Company reversed the full valuation allowance in the fourth quarter of fiscal 2012 because, in light of operating income generated in fiscal years 2012 and 2011 and other factors, the Company believed it was more likely than not that it would be able to utilize the net deferred tax assets to reduce its tax expense in future periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect,” “plan,” “predict,” “may,” “should,” “will,” the negatives thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company’s expectations are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 under “Risk Factors,” including but not limited to “Recent Losses,” “Concentration of Customers,” “Recent Economic Changes,” “Dependence on Key Personnel,” “Series D Preferred Stock Liquidation Preference; Redemption,”“ Control by Union Capital Corporation and Holders of Series D Preferred Stock,” “Anti-Dilution Provisions of The Series D Preferred Stock Could Result In Dilution of Stockholders,” “Unpredictable Revenue Patterns,” “Competition,” “Lender’s Security Interest,” and “Risks Associated with Acquisitions,” in addition to other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

‘mktg, inc.’, through its wholly-owned subsidiaries Inmark Services LLC, Optimum Group LLC, U.S. Concepts LLC, Digital Intelligence Group LLC, mktg retail LLC and Mktg, inc. UK Ltd., is a full-service marketing agency. We develop, manage and execute sales promotion programs at both national and local levels, utilizing both online and offline media channels. Our programs help our clients effectively promote their goods and services directly to retailers and consumers and are intended to assist them in achieving maximum impact and return on their marketing investment. Our activities reinforce brand awareness, provide incentives to retailers to order and display our clients’ products, and motivate consumers to purchase those products, and are designed to meet the needs of our clients by focusing on communities of consumers who want to engage brands as part of their lifestyles.

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

Results of Operations

Overview

Our recent ability to increase operating income and cash flows continued in the first quarter of Fiscal 2013. For the three months ended June 30, 2012 we generated $1,514,000 in operating income, a $440,000 increase over the $1,074,000 earned during the three months ended June 30, 2011. This 41% increase was primarily the result of a $1,712,000 increase in Operating Revenue, partially offset by a $1,143,000 increase in compensation expense. Modified EBITDA also increased significantly for the quarter, rising to $1,865,000 from $1,417,000 for the three months ended June 30, 2011, an increase of 32%.

Our net income for the three months ended June 30, 2012 was $257,000, which reflects a $611,000 non-cash charge for the fair value adjustment to the derivative financial instruments reflected on our balance sheet in connection with our December 2009 financing. This adjustment is primarily attributable to the rise in the price of our Common Stock during the period, which under generally accepted accounting principles required us to increase the carrying values of the Warrant derivative liability and other derivative liabilities on our balance sheets and record the amount of such increases under “Fair value adjustments to compound embedded derivatives” on our statements of operations. In addition, this adjustment is treated as a non-deductible permanent difference item for income tax reporting purposes. A more detailed explanation of the accounting treatment for these derivative financial instruments is provided in Note 3 to our Condensed Consolidated Financial Statements in Item 1 of this Report.

The following table presents the reported operating results for the three months ended June 30, 2012 and 2011:

	2012	2011
Operations Data:
Sales	$35,437,000	$31,329,000
Reimbursable program costs and expenses	(6,277,000)	(7,147,000)
Outside production and other program expenses	(18,119,000)	(14,853,000)
Operating revenue	11,041,000	9,329,000
Compensation expense	7,731,000	6,588,000
General and administrative expenses	1,796,000	1,667,000
Operating income	1,514,000	1,074,000
Interest income (expense), net	—	(96,000)
Fair value adjustments to compound embedded derivatives	(611,000)	158,000
Income before provision for income taxes	903,000	1,136,000
Provision for income taxes	646,000	45,000
Net income	$257,000	$1,091,000

Per Share Data:
Basic income per share	$.03	$.14
Diluted income per share	$.02	$.07

Weighted Average Shares Outstanding:
Basic	8,202,076	8,079,744
Diluted	16,069,314	15,852,912

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

The following table presents operating data expressed as a percentage of Operating Revenue for the three months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,
	2012	2011

Statement of Operations Data:
Operating revenue	100.0%	100.0%
Compensation expense	70.0%	70.6%
General and administrative expense	16.3%	17.9%
Operating income	13.7%	11.5%
Interest income (expense), net	0.0%	(1.0%)
Fair value adjustments to compound embedded derivatives	(5.5%)	1.7%
Income before provision for income taxes	8.2%	12.2%
Provision for income taxes	5.9%	0.5%
Net income	2.3%	11.7%

Sales. Sales consist of fees for services, commissions, reimbursable program costs and expenses and other production and program expenses. We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts. The amount of reimbursable program costs and expenses, and outside production and other program expenses which are included in revenues will vary from period to period, based on the type and scope of the service being provided. Sales for the three months ended June 30, 2012 increased $4,108,000 to $35,437,000, compared to $31,329,000 for the quarter ended June 30, 2011. This increase in sales is primarily attributable to a $2,313,000 increase in experiential marketing revenues, along with a $1,856,000 increase in Diageo business, partially offset by a $61,000 decrease in trade marketing revenues.

Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses are primarily direct labor, travel and product costs generally associated with events we execute for Diageo. Reimbursable program costs and expenses for the three months ended June 30, 2012 decreased $870,000 to $6,277,000, compared to $7,147,000 for the three months ended June 30, 2011. This variance is primarily due to a decrease in the number of events we executed during the three month period ended June 30, 2012 versus the same period in Fiscal 2012.

Outside Production and Other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production and other program expenses for the three months ended June 30, 2012 increased $3,266,000 to $18,119,000, compared to $14,853,000 for the three months ended June 30, 2011. This increase is primarily due to an increase in the number of Diageo events and experiential marketing programs we executed.

Operating Revenue. For the three months ended June 30, 2012, Operating Revenue increased $1,712,000 to $11,041,000, compared to $9,329,000 for the three months ended June 30, 2011. This 18% increase in Operating Revenue is primarily due to an increase in the number of Diageo events and experiential marketing programs we executed. Operating Revenue as percentage of sales for the three months ended June 30, 2012 was 31%, compared to 30% for the three months ended June 30, 2011. A reconciliation of Sales to Operating Revenue for the three months ended June 30, 2012 and 2011 is set forth below.

	Three Months Ended June 30,
Sales	2012	%	2011	%
Sales – U.S. GAAP	$35,437,000	100	$31,329,000	100
Reimbursable program costs and outside production expenses	24,396,000	69	22,000,000	70
Operating Revenue – Non-GAAP	$11,041,000	31	$9,329,000	30

Compensation Expense. Compensation expense, exclusive of reimbursable program costs and expenses and other program expenses, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For the three months ended June 30, 2012, compensation expense was $7,731,000, compared to $6,588,000 for the three months ended June 30, 2011, an increase of $1,143,000 or 17%. This increase in compensation expense is the result of increases of $876,000 in salary expense, $90,000 in payroll taxes and benefits, $69,000 in freelance labor, $67,000 of severance costs and $41,000 in bonus expense.

General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts. For the three months ended June 30, 2012, general and administrative expenses were $1,796,000, compared to $1,667,000 for the three months ended June 30, 2011, an increase of $129,000 or 8%. This increase is primarily the result of increases of $109,000 in marketing and new business expenses, $78,000 in rent expense, $48,000 in consultancy expenses, and $29,000 in insurance expense, partially offset by a $124,000 reduction in legal fees.

Modified EBITDA. As described above, we believe that Modified EBITDA is an additional key performance indicator. We use it to measure and evaluate operational performance. Modified EBITDA for the three months ended June 30, 2012 increased by $448,000 or 32% to $1,865,000 compared to $1,417,000 for the three months ended June 30, 2011. A reconciliation of operating income to Modified EBITDA for the three months ended June 30, 2012 and 2011 is set forth below:

	Three Months Ended
	June 30,
	2012	2011

Operating income- US GAAP	$1,514,000	$1,074,000
Depreciation and amortization	238,000	241,000
Share based compensation expense	113,000	102,000
Modified EBITDA – Non-GAAP	$1,865,000	$1,417,000

Interest income (expense), net. We had nominal net interest income for the three months ended June 30, 2012, compared to net interest expense of ($96,000) for the three months ended June 30, 2011. Interest expense for period ended June 30, 2011 consisted primarily of interest incurred on the Secured Notes, which were repaid in full in November 2011.

Fair value adjustments to compound embedded derivatives. Fair value adjustments to compound embedded derivatives for the three months ended June 30, 2012 and 2011 were ($611,000) and $158,000, respectively. These amounts consist entirely of a non-cash fair value adjustment to the derivative financial instruments generated from the December 2009 financing. This adjustment is primarily attributable to the fluctuation in the price of our Common Stock during the relevant periods, which under generally accepted accounting principles required us to adjust the carrying values of the Warrant derivative liability and other derivative liabilities on our balance sheets and record the amount of such adjustments under “Fair value adjustments to compound embedded derivatives” on our statements of operations. In general, an increase in the price of our Common Stock in a particular period will result in an increase in the carrying values of these derivative liabilities on our balance sheets at the end of such period and require us to record the amount of such increase as a charge under “Fair value adjustments to compound embedded derivatives” on our statements of operations for such period, and a decrease in the price of our Common Stock in a particular period will have the opposite effect. A more detailed explanation of the accounting treatment for these derivative financial instruments is provided in Note 3 to our Consolidated Financial Statements in Item 1 of this Report.

Income before Provision for Income Taxes. The Company’s income before provision for income taxes for the three months ended June 30, 2012 decreased $233,000 to $903,000 compared to income before provision for income taxes of $1,136,000 for the three months ended June 30, 2011.

Provision for Income Taxes. For the three months ended June 30, 2012, we recorded a $646,000 provision for federal, state and local income taxes. The effective income tax rate of 72% for the three months ended June 30, 2012 was significantly greater than the federal statutory rate of 34% primarily due to state and local taxes, net of federal benefit, and non-deductible expenses for income tax reporting purposes that include the $611,000 fair value adjustment charge to compound embedded derivatives described above. Except for $45,000 in alternative minimum taxes for the three months ended June 30, 2011, we did not record a provision or benefit for federal, state and local income taxes for that period because any such provision or benefit would have been fully offset by a change in our June 30, 2011 valuation allowance against the net deferred tax asset. We reversed this allowance in the fourth quarter of fiscal 2012 because, in the light of operating income generated in the fiscal years 2012 and 2011 and other factors, we believed it was more likely than not that we would be able to utilize the net deferred tax asset to reduce our tax expense in future periods.

Net Income. As a result of the items discussed above, we generated net income of $257,000 for the three months ended June 30, 2012, a decrease of $834,000 compared to net income of $1,091,000 for the three months ended June 30, 2011. Fully diluted earnings per share amounted to $.02 for the three months ended June 30, 2012 versus $.07 for the three months ended June 30, 2011.

Liquidity and Capital Resources

For the three months ended June 30, 2012, working capital increased by $1,550,000 from $2,083,000 to $3,633,000, primarily as a result of the operating income we generated during the period.

At June 30, 2012, we had cash and cash equivalents of $8,028,000, borrowing availability under the Credit Facility of $4,000,000, working capital of $3,633,000, and stockholders’ equity of $9,770,000. In comparison, at March 31, 2012, we had cash and cash equivalents of $6,661,000, borrowing availability under the Credit Facility of $3,726,000, a working capital deficit of $2,083,000, and stockholders’ equity of $9,554,000. The $1,367,000 increase in cash and cash equivalents during the three months ended June 30, 2012 was primarily due to $1,550,000 of cash provided by operating activities, partially offset by $167,000 in property and equipment purchases.

Operating Activities. Net cash provided by operating activities for the three months ended June 30, 2012 was $1,550,000, primarily attributable to net income of $257,000 plus $1,479,000 in net non-cash charges that include fair value adjustments to compound derivatives and a deferred income tax provision, partially offset by $186,000 of cash used by the changes in operating assets and liabilities as the result of an increase in accounts receivables, and a decrease in accrued compensation, accrued job costs and other accrued liabilities, offset by an decrease in unbilled contracts in progress, deferred contract costs, and prepaid expenses and other assets, and an increase in accounts payable, income taxes payable and deferred revenue account balances.

Investing Activities. Net cash used in investing activities for the three months ended June 30, 2012 was $168,000, consisting entirely of property and equipment purchases.

Financing Activities. Net cash used in financing activities for the fiscal the three months ended June 30, 2012 consisted of $3,000 in repurchases of our Common Stock from employees to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.

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

Pursuant to the Loan Agreement, among other things:

•	All outstanding loans will become due on November 23, 2012, provided that following our request, the Bank may in its sole discretion agree to one year extensions of the maturity date;
•	Interest accrues on outstanding loans at a per annum rate equal to the greater of (i) 4.0%, and (ii) the Bank’s prime rate as from time to time in effect plus one percent;
•	Aggregate loans outstanding at any time are limited to a borrowing base equal to 80% of our eligible accounts receivable, as determined by the Bank, provided that the advance rate is limited to 50% with respect to accounts receivable from our customers whose receivables constitute more than 50% of our receivables in the aggregate; and
•	We are required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict our ability to pay dividends, provide that our debt service coverage ratio (as determined pursuant to the Loan Agreement) cannot be less than 1.25 to 1.0 as of the end of any fiscal year, and require that we have immediately available cash at all times, including borrowings under the Credit Facility, of at least $3 million. We were in compliance with these covenants at June 30, 2012.

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

We believe that cash currently on hand together with cash expected to be generated from operations and borrowing availability under the Credit Facility, will be sufficient to fund our cash and near-cash requirements both through June 30, 2013 and on a long-term basis. We had no loans outstanding under the Credit Facility at June 30, 2012.

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

Please refer to our 2012 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies relating to revenue recognition, goodwill (expanded below) and other intangible assets and accounting for income taxes. During the three months ended June 30, 2012, there were no material changes to these policies.

Goodwill and Other Intangible Assets

Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of our subsidiary companies, Inmark, Optimum, U.S. Concepts and Digital Intelligence as well as our mktgpartners business. These companies and businesses have been integrated into a structure which does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of a customer relationship acquired from mktgpartners, and an Internet domain name and related intellectual property rights. At June 30, 2012 and March 31, 2012, our balance sheet reflected goodwill and intangible assets as set forth below:

	June 30, 2012	March 31, 2012
Amortizable:
Customer relationship	$321,683	$402,103
`
Non-Amortizable:
Goodwill	$10,052,232	$10,052,232
Internet domain name	200,000	200,000
	$10,252,232	$10,252,232
Total	$10,573,915	$10,654,335

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

As of March 31, 2012, we assessed qualitative factors which included an analysis of macroeconomic conditions, financial performance, and industry and market considerations, and concluded that it was not necessary to perform a two-step quantitative goodwill impairment test and that the goodwill of the Company was not impaired as of March 31, 2012. Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred. There were no events or changes in circumstances during the three months ended June 30, 2012 that indicated that the carrying value of goodwill and the intangible asset may not be recoverable. Management has also determined that there was no impairment of the amortizable intangible asset.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) of the Exchange Act.

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) of the Exchange Act.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

‘mktg, inc.’

Dated: August 9, 2012	By:	/s/ Charles W. Horsey
Charles W. Horsey, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2012	By:	/s/ Paul Trager
Paul Trager, Chief Financial Officer
(Principal Financial Officer)

