Form 10-Q
period 2012-09-30
'mktg, inc.'
filed 2012-11-13
CIK 886475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐                            No ☒

As of October 31, 2012, 8,885,468 shares of the Registrant’s Common Stock, par value $.001 per share, were outstanding.

INDEX

‘mktg, inc.’

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

‘mktg, inc.’

Condensed Consolidated Balance Sheets

September 30, 2012 (Unaudited) and March 31, 2012

	September 30, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$6,714,031	$6,660,695
Accounts receivable, net of allowance for doubtful accounts of $298,000 at September 30, 2012 and $317,0000 at March 31, 2012	14,222,200	11,286,403
Unbilled contracts in progress	1,368,233	1,991,951
Deferred contract costs	190,135	533,200
Prepaid expenses and other current assets	166,490	296,443
Deferred tax asset	830,696	805,696
Total current assets	23,491,785	21,574,388

Property and equipment, net	1,648,536	1,709,109

Restricted cash	500,000	500,000
Deferred tax asset	2,744,874	3,345,874
Goodwill	10,052,232	10,052,232
Intangible assets - net	441,262	602,103
Other assets	466,825	449,511
Total assets	$39,345,514	$38,233,217

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,239,903	$1,637,619
Accrued compensation	1,031,367	1,739,734
Accrued job costs	1,675,159	533,523
Other accrued liabilities	2,541,742	3,108,798
Income taxes payable	30,818	891
Deferred revenue	12,007,001	12,470,463
Total current liabilities	18,525,990	19,491,028

Deferred rent	1,104,884	1,245,371
Warrant derivative liability	3,813,830	3,005,319
Deferred tax liability	2,715,544	2,368,544
Total liabilities	26,160,248	26,110,262

Commitments and contingencies

Redeemable Series D Convertible Participating Preferred Stock, $3,539,573 redemption and liquidation value, par value $1.00: 2,500,000 shares designated, issued and outstanding at September 30, 2012 and March 31, 2012	2,845,669	2,569,347

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; 8,952,315 shares issued and 8,885,468 outstanding at September 30, 2012 and 8,820,815 shares issued and 8,765,827 outstanding at March 31, 2012	8,952	8,821
Additional paid-in capital	14,972,336	14,746,738
Accumulated deficit	(4,607,340)	(5,160,841)
Cumulative translation adjustment	18,962	—
Treasury stock at cost, 66,847 shares at September 30, 2012 and 54,988 shares at March 31, 2012	(53,313)	(41,110)
Total stockholders’ equity	10,339,597	9,553,608
Total liabilities and stockholders’ equity	$39,345,514	$38,233,217

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’

Condensed Consolidated Statements of Operations

Three and Six Months Ended September 30, 2012 and 2011

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Sales	$32,998,359	$28,407,439	$68,434,886	$59,736,124

Operating expenses:
Reimbursable program costs and expenses	5,748,872	5,353,501	12,025,445	12,500,948
Outside production and other program expenses	16,636,429	13,910,445	34,755,719	28,763,281
Compensation expense	7,587,441	6,465,344	15,318,370	13,053,231
General and administrative expenses	1,862,813	1,586,403	3,658,534	3,252,689
Total operating expenses	31,835,555	27,315,693	65,758,068	57,570,149

Operating income	1,162,804	1,091,746	2,676,818	2,165,975

Interest income (expense), net	260	(97,457)	516	(193,772)
Fair value adjustments to compound embedded derivatives	(196,809)	272,282	(808,511)	430,267

Income before provision for income taxes	966,255	1,266,571	1,868,823	2,402,470
Provision for income taxes	393,000	45,000	1,039,000	90,000

Net income	$573,255	$1,221,571	$829,823	$2,312,470

Basic earnings per share	$.07	$.15	$.10	$.28
Diluted earnings per share	$.04	$.08	$.05	$.15

Weighted average number of common shares outstanding:
Basic	8,325,891	8,150,595	8,240,528	8,115,364
Diluted	16,210,304	15,955,742	16,100,638	15,904,650

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’

Condensed Consolidated Statements of Comprehensive Income

Three and Six Months Ended September 30, 2012 and 2011

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Net income	$573,255	$1,221,571	$829,823	$2,312,470

Other comprehensive gain, net of tax:
Foreign currency translation gains	18,689	—	11,377	—

Comprehensive income	$591,944	$1,221,571	$841,200	$2,312,470

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’

Condensed Consolidated Statements of Cash Flows

Six Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net income	$829,823	$2,312,470
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	483,906	477,570
Deferred rent amortization	(140,487)	(122,004)
Fair value adjustments to compound embedded derivatives	808,511	(430,267)
Share based compensation expense	225,729	216,945
Deferred income taxes	923,000	—
Changes in operating assets and liabilities:
Accounts receivable	(2,935,797)	(8,758,271)
Unbilled contracts in progress	623,718	441,702
Deferred contract costs	343,065	100,674
Prepaid expenses and other current assets	129,953	(42,396)
Other assets	(17,314)	(26,371)
Accounts payable	(397,716)	(113,085)
Accrued compensation	(708,367)	(1,025,550)
Accrued job costs	1,141,636	(541,307)
Other accrued liabilities	(567,056)	75,370
Income taxes payable	29,927	(174,000)
Deferred revenue	(463,462)	3,801,790

Net cash provided by (used in) operating activities	309,069	(3,806,730)

Cash flows from investing activities:
Restricted cash	—	500,000
Purchases of property and equipment	(262,492)	(144,628)
Net cash (used in) provided by investing activities	(262,492)	355,372

Cash flows from financing activities:
Purchase of treasury stock	(12,203)	(12,320)
Net cash used in financing activities	(12,203)	(12,320)

Effect of exchange rate changes on cash and cash equivalents	18,962	—

Net increase (decrease) in cash and cash equivalents	53,336	(3,463,678)

Cash and cash equivalents at beginning of period	6,660,695	7,977,068
Cash and cash equivalents at end of period	$6,714,031	$4,513,390

Supplemental disclosures of cash flow information:
Interest paid during the period	$—	$202,433
Income taxes paid during the period	$86,074	$303,956

See notes to unaudited condensed consolidated financial statements

‘mktg, inc.’

Notes to the Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The following unaudited interim condensed consolidated financial statements of ‘mktg, inc.’ (the “Company”) for the three and six months ended September 30, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to GAAP for interim financial information and SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

In the opinion of management, such condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s results for the interim periods presented. The results of operations for the three and six months ended September 30, 2012 are not necessarily indicative of the results for the full fiscal year or any future periods.

(2)	Summary of Significant Accounting Policies

	(a)	Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries Inmark Services LLC, Optimum Group LLC, U.S. Concepts LLC, Digital Intelligence Group LLC, mktg retail LLC and Mktg, inc. UK Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

	(b)	Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for doubtful accounts, valuation of stock options and equity transactions, and revenue recognition. Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances. Actual results could differ from those estimates.

	(c)	Goodwill

Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. Goodwill is subject to annual impairment tests which require the Company to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has one reporting unit, and that a two-step quantitative goodwill impairment test was not necessary. There were no events or changes in circumstances during the six months ended September 30, 2012 that indicated to management that the carrying value of goodwill and the intangible asset may not be recoverable.

(d)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, derivative financial instruments, and the Company’s Redeemable Series D Convertible Participating Stock (“Series D Preferred Stock”) issued December 15, 2009. The fair values of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities generally approximate their respective carrying values due to their current nature. Derivative liabilities, as discussed below, are required to be carried at fair value. The following table reflects the comparison of the carrying value and the fair value of the Company’s Series D Preferred Stock as of September 30, 2012:

	Carrying Values	Fair Values
Series D Preferred Stock (See Notes 3 and 5)	$2,845,669	$7,209,876

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

Fair value measurements - Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of the Company’s financial statements. Significant fair value measurements resulted from the application of the fair value measurement guidance included in ASC 815 to the Company’s Series D Preferred Stock, and Warrants issued in December 2009 as described in Note 6, and ASC 718 Stock Compensation to the Company’s share based payment arrangements.

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

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted shares subject to forfeiture. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options, warrants, preferred stock, and restricted stock. For the three and six months ended September 30, 2012 and 2011, stock options, and warrants to purchase approximately 70,000 and 187,500 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. The weighted average number of shares outstanding consists of:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Basic	8,325,891	8,150,595	8,240,528	8,115,364
Dilutive effect of:
Restricted stock	111,282	32,794	87,265	16,989
Warrants	2,453,982	2,453,204	2,453,696	2,453,148
Series D preferred stock	5,319,149	5,319,149	5,319,149	5,319,149
Diluted	16,210,304	15,955,742	16,100,638	15,904,650

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

It should be noted that the effective date of the provisions relating to the presentation of reclassifications between other comprehensive income and net income has been deferred by ASU 2011-12.

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

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” Similar to ASU 2011-08, “Intangibles - Goodwill and Other (Topic 250) - Testing Goodwill for Impairment”, ASU 2012-02 addresses the growing cost and complexity of performing an analysis to evaluate indefinite-lived intangible assets (other than goodwill) for impairment. This ASU introduces qualitative factors which would simplify the analysis if facts and circumstances make it more-likely-than-not that impairment would not exist. Rather than requiring a purely quantitative impairment test, the ASU provides entities with the option to first examine qualitative factors to make this determination. Factors to be considered would include, but are not limited to:

•	Increases in interest rates, salaries, or other operating expenses, which would have a negative impact on future earnings or cash flows;

•	Recent financial performance and cash flow trends;

•	Aspects of the legal and regulatory environment which are expected to impact future cash flows, such as the Dodd-Frank Act;

•	Management turnover;

•	Economic and industry conditions.

Entities are required by the guidance to consider both positive and negative impacts of such factors before determining whether it is more-likely-than-not (i.e. greater than 50% probability) that the indefinite-lived intangible asset is impaired. It should be noted that the qualitative portion of the analysis is optional for all issuers.

This ASU is effective for impairment tests performed during fiscal years beginning after September 15, 2012, and may be early adopted if the entity’s financial statements for the most recent fiscal or interim period have not yet been issued. The adoption of this ASU did not have a material impact on the Company’s operating results, financial position or cash flows.

(3)	Union Capital Financing

Overview:

On December 15, 2009, the Company consummated a $5.0 million financing led by an investment vehicle organized by Union Capital Corporation (“UCC”). In the financing, the Company issued $2.5 million in aggregate principal amount of Senior Secured Notes (the “Secured Notes’) which were repaid in full in November 2011, $2.5 million in aggregate stated value of Series D Preferred Stock initially convertible into 5,319,149 shares of Common Stock, and Warrants to purchase 2,456,272 shares of Common Stock (“Warrants”). As a condition to its participation in the financing, UCC required that certain of our directors, officers and employees (“Management Buyers”) collectively purchase $735,000 of the financial instruments on the same terms and conditions as the lead investor. Aggregate amounts above are inclusive of Management Buyers amounts.

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

There were no transfers between Level 1 and Level 2, or transfers in and out of Level 3 during the six months ended September 30, 2012 and 2011.

The following tables present the Company’s instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

	Fair Value Measurements as of March 31, 2012
	Total	Level 1	Level 2	Level 3
Instruments:
Warrants	$3,005,319	$—	$—	$3,005,319
Series D Preferred Stock	2,569,347	—	—	2,569,347
Total Instruments	$5,574,666	$—	$—	$5,574,666

	Fair Value Measurements as of September 30, 2012
	Total	Level 1	Level 2	Level 3
Instruments:
Warrants	$3,813,830	$—	$—	$3,813,830
Series D Preferred Stock	2,845,669	—	—	2,845,669
Total Instruments	$6,659,499	$—	$—	$6,659,499

The following table presents the changes in Level 3 Instruments measured at fair value on a recurring basis for the three months ended September 30, 2012 and 2011:

	Total	Secured Notes	Warrants	Put Derivative	Series D Preferred Stock

Balances at, June 30, 2011	$7,314,575	$2,500,000	$2,680,150	$4,280	$2,130,145
Fair value adjustments	(272,282)	—	(270,576)	(1,706)	—
Discount amortization	—	—	—	—	—
Accretion	169,863	—	—	—	169,863
Balances at, September 30, 2011	$7,212,156	$2,500,000	$2,409,574	$2,574	$2,300,008

Balances at, June 30, 2012	$6,323,840	$—	$3,617,021	$—	$2,706,819
Fair value adjustments	196,809	—	196,809	—	—
Discount amortization	—	—	—	—	—
Accretion	138,850	—	—	—	138,850
Balances at, September 30, 2012	$6,659,499	$—	$3,813,830	$—	$2,845,669

The following table presents the changes in Level 3 Instruments measured at fair value on a recurring basis for the six months ended September 30, 2012 and 2011:

	Total	Secured Notes	Warrants	Put Derivative	Series D Preferred Stock

Balances at, March 31, 2011	$7,345,500	$2,500,000	$2,837,143	$5,272	$2,003,085
Fair value adjustments	(430,267)	—	(427,569)	(2,698)	—
Discount amortization	—	—	—	—	—
Accretion	296,923	—	—	—	296,923
Balances at, September 30, 2011	$7,212,156	$2,500,000	$2,409,574	$2,574	$2,300,008

Balances at, March 31, 2012	$5,574,666	$—	$3,005,319	$—	$2,569,347
Fair value adjustments	808,511	—	808,511	—	—
Discount amortization	—	—	—	—	—
Accretion	276,322	—	—	—	276,322
Balances at, September 30, 2012	$6,659,499	$—	$3,813,830	$—	$2,845,669

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

Pursuant to the Loan Agreement, among other things:

•	All outstanding loans will become due on November 23, 2012, provided that following the Company’s request, the Bank may in its sole discretion agree to one year extensions of the maturity date;
•	Interest accrues on outstanding loans at a per annum rate equal to the greater of (i) 4.0%, and (ii) the Bank’s prime rate as from time to time in effect plus one percent;
•	Aggregate loans outstanding at any time are limited to a borrowing base equal to 80% of the Company’s eligible accounts receivable, as determined by the Bank, provided that the advance rate is limited to 50% with respect to accounts receivable from customers of the Company whose receivables constitute more than 50% of the Company’s receivables in the aggregate; and
•	The Company is required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict the Company’s ability to pay dividends, provide that the Company’s debt service coverage ratio (as determined pursuant to the Loan Agreement) cannot be less than 1.25 to 1.0 as of the end of any fiscal year, and require that the Company have immediately available cash at all times, including borrowings under the Credit Facility, of at least $3 million. The Company was in compliance with these covenants at September 30, 2012.

If the Company does not comply with the financial and other covenants and requirements of the Loan Agreement, the Bank may, subject to various cure rights, require the immediate payment of all amounts outstanding under the Loan Agreement.

Upon the closing of the Credit Facility, the Company paid a $30,000 commitment fee to the Bank plus its legal costs and expenses.

At September 30, 2012, the Company had no borrowings outstanding under the Credit Facility and availability of $4,000,000.

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

(5)	Redeemable Preferred Stock

Redeemable preferred stock consists of the following as of September 30, 2012 and March 31, 2012:

	September 30, 2012	March 31, 2012
Series D Convertible Participating Preferred Stock, par value $0.001, stated value $1.00, 2,500,000 shares designated, 2,500,000 shares issued and outstanding at September 30, 2012 and March 31, 2012; redemption and liquidation value $3,539,573 at September 30, 2012	$2,845,669	$2,569,347

The Series D Preferred Stock is subject to accretion to its redemption value, through charges to equity, over the period from issuance to the contractual redemption date, discussed in the Financing Overview, above, using the effective interest method. The redemption value is determined based upon the stated redemption amount of $1.00 per share, plus an accretion amount, more fully discussed above. For the three and six months ended September 30, 2012, accretion amounted to $138,850 and $276,332, respectively, and for the three and six months ended September 30, 2011, accretion amounted to $169,863 and $296,923, respectively.

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

	Warrant Derivative	Put Derivative	Total
Balances at April 1, 2012	$3,005,319	$—	$3,005,319
Fair value adjustments	808,511	—	808,511
Balances at September 30, 2012	$3,813,830	$—	$3,813,830

Balances at April 1, 2011	$ 2, 837,143	$5,272	$2,842,415
Fair value adjustments	(427,569)	(2,698)	(430,267)
Balances at September 30, 2011	$2,409,574	$2,574	$2,412,148

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

(i) Stock Options

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended so as to increase the number of shares of Common Stock available under the plan to 1,250,000. In September 2008, the 2002 Plan was amended to increase the number of shares of Common Stock available under the plan to 1,650,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Compensation Committee of the Board of Directors. At September 30, 2012, there were options to purchase 70,000 shares of Common Stock, expiring from April 2013 through September 2017, issued under the 2002 Plan that remained outstanding. The 2002 Plan terminated on June 30, 2012.

On March 25, 2010, the stockholders of the Company approved the ‘mktg, inc.’ 2010 Equity Incentive Plan (the “2010 Plan”), under which 3,000,000 shares of Common Stock have been set aside and reserved for issuance. The 2010 Plan provides for the granting to our employees, officers, directors, consultants and advisors of stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights, restricted stock units and other performance stock awards. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. The exercise price per share of a stock option, which is determined by the Compensation Committee, may not be less than 100% of the fair market value of the common stock on the date of grant. For non-qualified options the term of the option is determined by the Compensation Committee. For incentive stock options the term of the option is not more than ten years. However, if the optionee owns more than 10% of the total combined voting power of the Company, the term of the incentive stock option will be no longer than five years. The 2010 Plan automatically terminates on February 22, 2020, unless it is terminated earlier by a vote of the Company’s stockholders or the Board of Directors; provided, however, that any such action does not affect the rights of any participants of the 2010 Plan. In addition, the 2010 Plan may be amended by the stockholders of the Company or the Board of Directors, subject to stockholder approval if required by applicable law or listing requirements. At September 30, 2012, there were options to purchase 2,599,865 shares of Common Stock, expiring May 2020, issued under the 2010 Plan that remained outstanding. Any option under the 2010 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of September 30, 2012, the Company had options or other awards for 15,135 shares of Common Stock available for grant under the 2010 Plan.

The maximum contractual life for any of the options is ten years. The Company uses the Black-Scholes model to estimate the value of stock options granted under FASB guidance. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of options.

A summary of option activity under all plans as of September 30, 2012, and changes during the six month period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Balance at March 31, 2012	$0.60	2,814,302	8.06	$1,238,293
Granted	—	—
Exercised	—	—
Forfeited	$0.43	(144,437)
Balance at September 30, 2012 (vested and expected to vest)	$0.48	2,669,865	7.56	$1,815,508
Exercisable at September 30, 2012	$2.45	70,000	4.50	$0

Total unrecognized compensation cost related to vested and expected to vest options at September 30, 2012 amounted to $264,980 and is expected to be recognized over a weighted average period of 1.67 years. Total compensation cost for all outstanding option awards amounted to $39,747 and $82,612 for the three and six months ended September 30, 2012 and $44,424 and $88,848 for the three and six months ended September 30, 2011, respectively.

(ii) Warrants

At September 30, 2012 and March 31, 2012 there were warrants outstanding to purchase 2,456,272 shares of common stock at a price of $.001 per share, which were issued in the December 2009 financing and expire December 15, 2015. The aggregate intrinsic value of the warrants outstanding at September 30, 2012 and March 31, 2012 were $2,846,819 and $2,257,314, respectively.

(iii) Restricted Stock

During the six months ended September 30, 2012, the Company awarded 160,000 shares of Common Stock initially subject to forfeiture (“restricted stock”) pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements under the Company’s 2010 Plan.

As of September 30, 2012 the Company had awarded 1,185,571 shares (net of forfeited shares) of restricted stock under the Company’s 2002 Plan, 385,000 shares (net of forfeited shares) of restricted stock under the Company’s 2010 Plan, and 189,767 shares (net of forfeited shares) of restricted stock that were issued outside of the Company’s 2002 and 2010 Plans. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at their respective grant dates amount to approximately $2,634,569 and are recognized ratably as compensation expense over the vesting periods. The shares of restricted stock granted pursuant to such agreements vest in various tranches over one to five years from the date of grant.

The shares awarded to employees under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

A summary of all non-vested stock activity as of September 30, 2012, and changes during the six month period then ended is presented below:

	Weighted average grant date fair value	Number of shares	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Unvested at March 31, 2012	$1.62	581,855	2.06	$535,307

Awarded	$0.90	160,000
Vested	$2.57	(109,943)
Forfeited	$1.02	(28,500)

Unvested at September 30, 2012	$1.32	603,412	1.97	$699,958

Total unrecognized compensation cost related to unvested stock awards at September 30, 2012 amounted to $479,547 and is expected to be recognized over a weighted average period of 1.97 years. Total compensation cost for the stock awards amounted to $73,350 and $143,117 for the three and six months ended September 30, 2012, and $70,439 and $128,097 for the three and six months ended September 30, 2011, respectively.

(8)	Concentrations

The Company had sales to one customer that approximated $20,205,000 or 61% and $41,842,000 or 61% of total sales for the three and six months ended September 30, 2012, respectively. Accounts receivable due from this customer approximated $9,629,000 at September 30, 2012. In addition, the Company’s second largest customer accounted for approximately $5,288,000 or 16% and $11,180,000 or 16% of total sales for the three and six months ended September 30, 2012, respectively. Accounts receivable due from this customer approximated $2,370,000 at September 30, 2012. For the three and six months ended September 30, 2011 the Company had sales to one customer that approximated $18,635,000 or 66% and $38,416,000 or 64% of total sales, respectively. Accounts receivable due from this customer approximated $11,184,000 at September 30, 2011. In addition, the Company’s second largest customer accounted for approximately $3,591,000 or 13% and $6,750,000 or 11% of total sales for the three and six months ended September 30, 2011, respectively. Accounts receivable due from this customer approximated $2,526,000 at September 30, 2011.

(9)	Income Taxes

For the three and six months ended September 30, 2012, the Company recorded provisions for federal, state and local income taxes of $393,000 and $1,039,000, respectively. Except for alternative minimum taxes, the Company did not record a provision or benefit for federal, state and local income taxes for the three and six months ended September 30, 2011 because any such provision or benefit would have been fully offset by a change in the valuation allowance against the net deferred tax asset. The Company reversed the full valuation allowance in the fourth quarter of fiscal 2012 because, in light of operating income generated in fiscal years 2012 and 2011 and other factors, the Company believed it was more likely than not that it would be able to utilize the net deferred tax assets to reduce its tax expense in future periods.

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

Results of Operations

Overview

Our recent ability to increase operating income and cash flows continued in the second quarter of Fiscal 2013. For the three months ended September 30, 2012 we generated $1,163,000 in operating income, an increase of $71,000 compared to the $1,092,000 earned during the three months ended September 30, 2011. This improvement was the result of a $1,470,000 increase in Operating Revenue partially offset by a $1,122,000 increase in compensation expense and a $277,000 increase in general and administrative expenses. Modified EBITDA rose to $1,522,000 from $1,444,000 for the three months ended September 30, 2011. For the six months ended September 30, 2012 we generated $2,677,000 in operating income, a $511,000 increase over the $2,166,000 earned during the six months ended September 30, 2011. This improvement was the result of a $3,182,000 increase in Operating Revenue partially offset by a $2,265,000 increase in compensation expense and a $406,000 increase in general and administrative expenses. In addition, Modified EBITDA increased to $3,387,000 from $2,861,000 for the six months ended September 30, 2011

Our net income reflects a non-cash (charge) or benefit for the fair value adjustment to the derivative financial instruments reflected on our balance sheet in connection with our December 2009 financing. These adjustments are primarily attributable to changes in the price of our Common Stock during the period, which under generally accepted accounting principles require us to adjust the carrying values of the Warrant derivative liability and other derivative liabilities on our balance sheets and record a (charge) or benefit under “Fair value adjustments to compound embedded derivatives” on our statements of operations. In addition, these adjustments are treated as non-deductible or includable permanent difference items for income tax reporting purposes. A more detailed explanation of the accounting treatment for these derivative financial instruments is provided in Note 3 to our Condensed Consolidated Financial Statements in Item 1 of this Report.

The following table presents the reported operating results for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Operations Data:
Sales	$32,998,000	$28,407,000	$68,435,000	$59,736,000
Reimbursable program costs and expenses	5,749,000	5,354,000	12,025,000	12,501,000
Outside production and other program expenses	16,636,000	13,910,000	34,756,000	28,763,000
Operating revenue	10,613,000	9,143,000	21,654,000	18,472,000
Compensation expense	7,587,000	6,465,000	15,318,000	13,053,000
General and administrative expenses	1,863,000	1,586,000	3,659,000	3,253,000
Operating income	1,163,000	1,092,000	2,677,000	2,166,000
Interest income (expense), net	—	(97,000)	1,000	(194,000)
Fair value adjustments to compound embedded derivatives	(197,000)	272,000	(809,000)	430,000
Income before provision for income taxes	966,000	1,267,000	1,869,000	2,402,000
Provision for income taxes	393,000	45,000	1,039,000	90,000
Net income	$573,000	$1,222,000	$830,000	$2,312,000

Per Share Data:
Basic earnings per share	$0.07	$0.15	$0.10	$0.28
Diluted earnings per share	$0.04	$0.08	$0.05	$0.15

Weighted Average Shares Outstanding:
Basic	8,325,891	8,150,595	8,240,528	8,115,364
Diluted	16,210,304	15,955,742	16,100,638	15,904,650

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

The following table presents operating data expressed as a percentage of Operating Revenue for the three and six months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Statement of Operations Data:
Operating revenue	100.0%	100.0%	100.0%	100.0%
Compensation expense	71.4%	70.7%	70.7%	70.7%
General and administrative expense	17.6%	17.3%	16.9%	17.6%
Operating income	11.0%	12.0%	12.4%	11.7%
Interest income (expense), net	0.0%	(1.1%)	0.0%	(1.1%)
Fair value adjustments to compound embedded derivatives	(1.9%)	3.0%	(3.8%)	2.3%
Income before provision for income taxes	9.1%	13.9%	8.6%	12.9%
Provision for income taxes	3.7%	0.5%	4.8%	0.5%
Net income	5.4%	13.4%	3.8%	12.4%

Sales. Sales consist of fees for services, commissions, reimbursable program costs and expenses and other production and program expenses. We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts. The amount of reimbursable program costs and expenses, and outside production and other program expenses which are included in revenues will vary from period to period, based on the type and scope of the service being provided. Sales for the three months ended September 30, 2012 increased $4,591,000 to $32,998,000, compared to $28,407,000 for the three months ended September 30, 2011. This increase in sales is attributable to a $3,223,000 increase in experiential marketing revenues, a $1,569,000 increase in revenue from our largest customer, Diageo North America, Inc. (“Diageo”) which includes a $395,000 increase in reimbursable program cost revenue, partially offset by a $201,000 decrease in trade marketing revenues. Sales for the six months ended September 30, 2012 increased $8,699,000 to $68,435,000, compared to $59,736,000 for the six months ended September 30, 2011. This increase in sales is attributable to a $5,535,000 increase in experiential marketing revenues, a $3,426,000 increase in revenue from Diageo which includes a $476,000 reduction in reimbursable program cost revenue, partially offset by a $262,000 decrease in trade marketing revenues.

Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses are primarily direct labor, travel and product costs generally associated with events we execute for Diageo. Reimbursable program costs and expenses for the three months ended September 30, 2012 increased $395,000 to $5,749,000, compared to $5,354,000 for the three months ended September 30, 2011. Reimbursable program costs and expenses for the six months ended September 30, 2012 decreased $476,000 to $12,025,000, compared to $12,501,000 for the six months ended September 30, 2011. These variances are primarily due to the fluctuations in the number of events executed during the three and six month periods ended September 30, 2012 versus the same periods in Fiscal 2012.

Outside Production and Other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production and other program expenses for the three months ended September 30, 2012 increased $2,726,000 to $16,636,000, compared to $13,910,000 for the three months ended September 30, 2011. This increase in outside production and other program expenses is primarily due to an increase in the number of Diageo events executed plus an increase in the cost of experiential marketing programs, partially offset by reductions in the cost of trade marketing programs. Outside production and other program expenses for the six months ended September 30, 2012 increased $5,993,000 to $34,756,000, compared to $28,763,000 for the six months ended September 30, 2011. This increase in outside production and other program expenses is primarily due to an increase in the number of Diageo events executed plus an increase in the cost of experiential marketing programs, partially offset by reductions in the cost of trade marketing programs.

Operating Revenue. For the three months ended September 30, 2012, Operating Revenue increased $1,470,000 or 16% to $10,613,000, compared to $9,143,000 for the three months ended September 30, 2011. For the six months ended September 30, 2011, Operating Revenue increased $3,182,000 or 17% to $21,654,000, compared to $18,472,000 for the six months ended September 30, 2011. These increases in Operating Revenue for the three and six month periods are primarily due to an increase in Diageo and experiential marketing revenue, partially offset by a decrease in trade marketing revenue. Operating Revenue as a percentage of Sales for the three and six months ended September 30, 2012 was 32%, compared to 32% and 31% for the three and six months ended September 30, 2011. A reconciliation of Sales to Operating Revenues for the three and six months ended September 30, 2012 and 2011 is set forth below.

	Three Months Ended September 30,				Six Months Ended September 30,
Sales	2012	%	2011	%	2012	%	2011	%
Sales – U.S. GAAP	$32,998,000	100	$28,407,000	100	$68,435,000	100	$59,736,000	100
Reimbursable program costs and outside production expenses	22,385,000	68	19,264,000	68	46,781,000	68	41,264,000	69
Operating Revenue – Non-GAAP	$10,613,000	32	$9,143,000	32	$21,654,000	32	$18,472,000	31

Compensation Expense. Compensation expense, exclusive of reimbursable program costs and expenses and other program expenses, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For the three months ended September 30, 2012, compensation expense increased $1,122,000 to $7,587,000, compared to $6,465,000 for the three months ended September 30, 2011. This 17% increase in compensation expense is primarily the result of a $736,000 increase in salary expense and a $66,000 increase in payroll taxes and benefits due to staff increases, plus a $287,000 increase in bonus expense. For the six months ended September 30, 2012, compensation expense increased $2,265,000 to $15,318,000, compared to $13,053,000 for the six months ended September 30, 2011. This 17% increase in compensation expense is primarily the result of a $1,681,000 increase in salary expense and a $156,000 increase in payroll taxes and benefits due to staff increases, plus a $328,000 increase in bonus expense.

General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts. For the three months ended September 30, 2012, general and administrative expenses increased $277,000 to $1,863,000, compared to $1,586,000 for the three months ended September 30, 2011. This 17% increase in general and administrative expenses is primarily the result of a $71,000 increase in rent and occupancy expense, a $68,000 increase in new business costs, a $64,000 increase in office expense, and a $30,000 increase in insurance expense. For the six months ended September 30, 2012, general and administrative expenses increased $406,000 to $3,659,000, compared to $3,253,000 for the six months ended September 30, 2011. This 12% increase in general and administrative expenses is primarily the result of a $148,000 increase in rent and occupancy expense, a $116,000 increase in new business costs, a $60,000 increase in office expense, and a $60,000 increase in insurance expense.

Modified EBITDA. As described above, we believe that Modified EBITDA is an additional key performance indicator. We use it to measure and evaluate operational performance. The Company’s Modified EBITDA for the three months ended September 30, 2012 increased by $78,000 or 5% to $1,522,000 compared to $1,444,000 for the three months ended September 30, 2011. For the six months ended September 30, 2012 the Company’s modified EBITDA increased by $526,000 or 18% to $3,387,000 compared to $2,861,000 for the six months ended September 30, 2011. A reconciliation of operating income to Modified EBITDA for the three and six months ended September 30, 2012 and 2011, is set forth below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Operating income – US GAAP	$1,163,000	$1,092,000	$2,677,000	$2,166,000
Depreciation and amortization	246,000	237,000	484,000	478,000
Share based compensation expense	113,000	115,000	226,000	217,000
Modified EBITDA – Non-GAAP	$1,522,000	$1,444,000	$3,387,000	$2,861,000

Interest income (expense), net. We had nominal net interest income for the three and six months ended September 30, 2012, compared to net interest expense of ($97,000) and ($194,000) for the three and six months ended September 30, 2011, respectively. Interest expense for the periods ended September 30, 2011 consisted primarily of interest incurred on the Secured Notes, which were repaid in full in November 2011.

Fair Value Adjustments to Compound Embedded Derivatives. Fair value adjustments to compound embedded derivatives for the three and six months ended September 30, 2012, were ($197,000) and ($809,000), respectively. Fair value adjustments to compound embedded derivatives for the three and six months ended September 30, 2011, were $272,000 and $430,000, respectively. These amounts consist entirely of a non-cash fair value adjustment to the derivative financial instruments generated from the December 2009 financing. This adjustment is primarily attributable to the fluctuation in the price of our Common Stock during the relevant periods, which under generally accepted accounting principles required us to adjust the carrying values of the Warrant derivative liability and other derivative liabilities on our balance sheets and record the amount of such adjustments under “Fair value adjustments to compound embedded derivatives” on our statements of operations. In general, an increase in the price of our Common Stock in a particular period will result in an increase in the carrying values of these derivative liabilities on our balance sheets at the end of such period and require us to record the amount of such increase as a charge under “Fair value adjustments to compound embedded derivatives” on our statements of operations for such period, and a decrease in the price of our Common Stock in a particular period will have the opposite effect. A more detailed explanation of the accounting treatment for these derivative financial instruments is provided in Note 3 to our Consolidated Financial Statements in Item 1 of this Report.

Income before Provision for Income Taxes. The Company’s income before provision for income taxes for the three months ended September 30, 2012, was $966,000 compared to 1,267,000 for the three months ended September 30, 2011. For the six months ended September 30, 2012, the Company’s income before provision for income taxes was $1,869,000 compared to $2,402,000 for the six months ended September 30, 2011.

Provision for Income Taxes. For the three and six months ended September 30, 2012, we recorded a provision for federal, state and local income taxes of $393,000 and $1,039,000, respectively. The effective income tax rates for the three and six months ended September 30, 2012 were 41% and 56%, respectively. The effective income tax rate for the six months ended September 30, 2012 was significantly greater than the federal statutory rate of 34% primarily due to state and local taxes, net of federal benefit, and non-deductible expenses for income tax reporting purposes that include the $1,039,000 fair value adjustment charge to compound embedded derivatives described above. Except for alternative minimum taxes, we did not record a provision for federal, state and local income taxes for the three and six months ended September 30, 2011 because any such provision would have been fully offset by a change in our September 30, 2011 valuation allowance against the net deferred tax asset. We reversed this allowance in the fourth quarter of fiscal 2012 because, in the light of operating income generated in the fiscal years 2012 and 2011 and other factors, we believed it was more likely than not that we would be able to utilize the net deferred tax asset to reduce our tax expense in future periods.

Net Income. As a result of the items discussed above, net income for the three months ended September 30, 2012 was $573,000 compared to $1,222,000 for the three months ended September 30, 2011. For the six months ended September 30, 2012, the Company’s net income was $830,000 compared to $2,312,000 for the six months ended September 30, 2011. Fully diluted earnings per share amounted to $.04 and $.05 for the three and six months ended September 30, 2012, compared to $.08 and $.15 for the three and six months ended September 30, 2011.

Liquidity and Capital Resources

For the six months ended September 30, 2012, working capital increased by $2,883,000 from $2,083,000 to $4,966,000, primarily as a result of the operating income we generated during the period.

At September 30, 2012, we had cash and cash equivalents of $6,714,000, borrowing availability under the Credit Facility of $4,000,000, working capital of $4,966,000, and stockholders’ equity of $10,340,000. In comparison, at March 31, 2012, we had cash and cash equivalents of $6,661,000, borrowing availability under the Credit Facility of $3,726,000, working capital of $2,083,000, and stockholders’ equity of $9,554,000. The $53,000 increase in cash and cash equivalents during the six months ended September 30, 2012 was primarily due to $309,000 of cash provided by operating activities, partially offset by $262,000 in property and equipment purchases.

Operating Activities. Net cash provided by operating activities for the six months ended September 30, 2012 was $309,000, primarily attributable to net income of $830,000 plus $2,300,000 in net non-cash charges that include a deferred income tax provision, fair value adjustments to compound derivatives, depreciation and amortization expense, and share based compensation expense, partially offset by $2,821,000 of cash used by the changes in operating assets and liabilities as the result of an increase in accounts receivables and other assets, and a decrease in accounts payable, accrued compensation, other accrued liabilities and deferred revenue, offset by an decrease in unbilled contracts in progress, deferred contract costs, and prepaid expenses and other current assets, and an increase in accrued job costs and income taxes payable account balances.

Investing Activities. Net cash used in investing activities for the six months ended September 30, 2012 was $262,000, consisting entirely of property and equipment purchases.

Financing Activities. Net cash used in financing activities for the six months ended September 30, 2012 consisted of $12,000 in repurchases of our Common Stock from employees to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.

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

Pursuant to the Loan Agreement, among other things:

•	All outstanding loans will become due on November 23, 2012, provided that following our request, the Bank may in its sole discretion agree to one year extensions of the maturity date;
•	Interest accrues on outstanding loans at a per annum rate equal to the greater of (i) 4.0%, and (ii) the Bank’s prime rate as from time to time in effect plus one percent;
•	Aggregate loans outstanding at any time are limited to a borrowing base equal to 80% of our eligible accounts receivable, as determined by the Bank, provided that the advance rate is limited to 50% with respect to accounts receivable from our customers whose receivables constitute more than 50% of our receivables in the aggregate; and
•	We are required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict our ability to pay dividends, provide that our debt service coverage ratio (as determined pursuant to the Loan Agreement) cannot be less than 1.25 to 1.0 as of the end of any fiscal year, and require that we have immediately available cash at all times, including borrowings under the Credit Facility, of at least $3 million. We were in compliance with these covenants at September 30, 2012.

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

We believe that cash currently on hand together with cash expected to be generated from operations and borrowing availability under the Credit Facility, will be sufficient to fund our cash and near-cash requirements both through September 30, 2013 and on a long-term basis. We had no loans outstanding under the Credit Facility at September 30, 2012.

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

Please refer to our 2012 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies relating to revenue recognition, goodwill (expanded below) and other intangible assets and accounting for income taxes. During the six months ended September 30, 2012, there were no material changes to these policies.

Goodwill and Other Intangible Assets

Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of our subsidiary companies, Inmark, Optimum, U.S. Concepts and Digital Intelligence as well as our mktgpartners business. These companies and businesses have been integrated into a structure which does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of a customer relationship acquired from mktgpartners, and an Internet domain name and related intellectual property rights. At September 30, 2012 and March 31, 2012, our balance sheet reflected goodwill and intangible assets as set forth below:

	September 30, 2012	March 31, 2012
Amortizable:
Customer relationship	$241,262	$402,103

Non-Amortizable:
Goodwill	$10,052,232	$10,052,232
Internet domain name	200,000	200,000
	$10,252,232	$10,252,232
Total	$10,493,494	$10,654,335

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

As of March 31, 2012, we assessed qualitative factors which included an analysis of macroeconomic conditions, financial performance, and industry and market considerations, and concluded that it was not necessary to perform a two-step quantitative goodwill impairment test and that the goodwill of the Company was not impaired as of March 31, 2012. Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred. There were no events or changes in circumstances during the six months ended September 30, 2012 that indicated that the carrying value of goodwill and the intangible asset may not be recoverable. Management has also determined that there was no impairment of the amortizable intangible asset.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

‘mktg, inc.’

Dated: November 13, 2012	By: /s/ Charles W. Horsey
Charles W. Horsey, Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2012	By: /s/ Paul Trager
Paul Trager, Chief Financial Officer
(Principal Financial Officer)

