Form 10-Q
period 2012-12-31
'mktg, inc.'
filed 2013-02-12
CIK 886475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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

As of January 31, 2013, 8,875,907 shares of the Registrant’s Common Stock, par value $.001 per share, were outstanding.

INDEX

‘mktg, inc.’

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

‘mktg, inc.’

Condensed Consolidated Balance Sheets

December 31, 2012 (Unaudited) and March 31, 2012

	December 31, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$11,321,001	$6,660,695
Accounts receivable, net of allowance for doubtful accounts of $298,000 at December 31, 2012 and $317,000 at March 31, 2012	9,178,750	11,286,403
Unbilled contracts in progress	890,800	1,991,951
Deferred contract costs	408,032	533,200
Prepaid expenses and other current assets	287,393	296,443
Deferred tax asset	846,696	805,696
Total current assets	22,932,672	21,574,388

Property and equipment, net	1,522,226	1,709,109

Restricted cash	—	500,000
Deferred tax asset	2,514,874	3,345,874
Goodwill	10,052,232	10,052,232
Intangible assets - net	360,842	602,103
Other assets	466,768	449,511
Total assets	$37,849,614	$38,233,217

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$612,178	$1,637,619
Accrued compensation	1,288,436	1,739,734
Accrued job costs	599,633	533,523
Other accrued liabilities	2,777,321	3,108,798
Income taxes payable	8,250	891
Deferred revenue	10,722,469	12,470,463
Total current liabilities	16,008,287	19,491,028

Deferred rent	1,019,381	1,245,371
Warrant derivative liability	3,058,511	3,005,319
Deferred tax liability	2,939,544	2,368,544
Total liabilities	23,025,723	26,110,262

Commitments and contingencies

Redeemable Series D Convertible Participating Preferred Stock, $3,638,744 redemption and liquidation value, par value $1.00: 2,500,000 shares designated, issued and outstanding at December 31, 2012 and March 31, 2012	2,991,422	2,569,347

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; 8,952,315 shares issued and 8,875,907 outstanding at December 31, 2012 and 8,820,815 shares issued and 8,765,827 outstanding at March 31, 2012	8,952	8,821
Additional paid-in capital	15,083,191	14,746,738
Accumulated deficit	(3,216,515)	(5,160,841)
Cumulative translation adjustment	20,038	—
Treasury stock, at cost, 76,408 shares at December 31, 2012 and 54,988 shares at March 31, 2012	(63,197)	(41,110)
Total stockholders’ equity	11,832,469	9,553,608
Total liabilities and stockholders’ equity	$37,849,614	$38,233,217

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’

Condensed Consolidated Statements of Operations

Three and Nine Months Ended December 31, 2012 and 2011

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Sales	$32,453,829	$36,177,898	$100,888,715	$95,914,022

Operating expenses:
Reimbursable program costs and expenses	5,920,169	5,876,567	17,945,614	18,377,515
Outside production and other program expenses	15,900,309	20,797,390	50,656,028	49,560,671
Compensation expense	7,536,154	6,848,600	22,854,524	19,901,831
General and administrative expenses	1,811,750	1,640,759	5,470,284	4,893,448
Total operating expenses	31,168,382	35,163,316	96,926,450	92,733,465

Operating income	1,285,447	1,014,582	3,962,265	3,180,557

Interest income (expense), net	(188)	(39,788)	328	(233,560)
Fair value adjustments to compound embedded derivatives	755,319	587,680	(53,192)	1,017,947

Income before provision for income taxes	2,040,578	1,562,474	3,909,401	3,964,944

Provision for income taxes	504,000	60,000	1,543,000	150,000

Net income	$1,536,578	$1,502,474	$2,366,401	$3,814,944

Basic earnings per share	$.19	$.18	$.29	$.47
Diluted earnings per share	$.09	$.09	$.15	$.24

Weighted average number of common shares outstanding:
Basic	8,298,871	8,161,451	8,260,056	8,130,812
Diluted	16,275,351	15,944,895	16,121,665	15,933,193

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’

Condensed Consolidated Statements of Comprehensive Income

Three and Nine Months Ended December 31, 2012 and 2011

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Net income	$1,536,578	$1,502,474	$2,366,401	$3,814,944

Other comprehensive gain, net of tax:
Foreign currency translation gains	646	—	12,023	—

Comprehensive income	$1,537,224	$1,502,474	$2,378,424	$3,814,944

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’

Condensed Consolidated Statements of Cash Flows

Nine Months Ended December 31, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:

Net income	$2,366,401	$3,814,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	730,526	713,021
Deferred rent amortization	(225,990)	(164,496)
Fair value adjustments to compound embedded derivatives	53,192	(1,017,947)
Share based compensation expense	336,584	331,809
Deferred income taxes	1,361,000	—
Changes in operating assets and liabilities:
Accounts receivable	2,107,653	(3,376,080)
Unbilled contracts in progress	1,101,151	828,857
Deferred contract costs	125,168	822,380
Prepaid expenses and other current assets	9,050	(159,304)
Other assets	(17,257)	(21,013)
Accounts payable	(1,025,441)	55,644
Accrued compensation	(451,298)	(803,856)
Accrued job costs	66,110	(1,176,579)
Other accrued liabilities	(331,477)	547,645
Income taxes payable	7,359	(174,000)
Deferred revenue	(1,747,994)	824,701

Net cash provided by operating activities	4,464,737	1,045,726

Cash flows from investing activities:
Release of restricted cash	500,000	500,000
Restricted cash deposit	—	(500,000)
Purchases of property and equipment	(302,382)	(290,463)
Net cash provided by (used in) investing activities	197,618	(290,463)

Cash flows from financing activities:
Payments of debt	—	(2,500,000)
Purchase of treasury stock	(22,087)	(13,599)
Net cash used in financing activities	(22,087)	(2,513,599)

Effect of exchange rate changes on cash and cash equivalents	20,038	—

Net increase (decrease) in cash and cash equivalents	4,660,306	(1,758,336)

Cash and cash equivalents at beginning of period	6,660,695	7,977,068
Cash and cash equivalents at end of period	$11,321,001	$6,218,732

Supplemental disclosures of cash flow information:
Interest paid during the period	$444	$242,330
Income taxes paid during the period	$174,642	$320,461

See notes to unaudited condensed consolidated financial statements

‘mktg, inc.’

Notes to the Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The following unaudited interim condensed consolidated financial statements of ‘mktg, inc.’ (the “Company”) for the three and nine months ended December 31, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to GAAP for interim financial information and SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

In the opinion of management, such condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s results for the interim periods presented. The results of operations for the three and nine months ended December 31, 2012 are not necessarily indicative of the results for the full fiscal year or any future periods.

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

Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. Goodwill is subject to annual impairment tests which require the Company to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has one reporting unit, and that a two-step quantitative goodwill impairment test was not necessary. There were no events or changes in circumstances during the nine months ended December 31, 2012 that indicated to management that the carrying value of goodwill and the intangible asset may not be recoverable.

(d)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, derivative financial instruments, and the Company’s Redeemable Series D Convertible Participating Stock (“Series D Preferred Stock”) issued December 15, 2009. The fair values of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities generally approximate their respective carrying values due to their current nature. Derivative liabilities, as discussed below, are required to be carried at fair value. The following table reflects the comparison of the carrying value and the fair value of the Company’s Series D Preferred Stock as of December 31, 2012:

	Carrying Values	Fair Values
Series D Preferred Stock (See Notes 3 and 5)	$2,991,422	$6,457,893

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

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted shares subject to forfeiture. Diluted earnings per share is computed on the same basis, including, if dilutive, common share equivalents, which include outstanding options, warrants, preferred stock, and restricted stock. For the three and nine months ended December 31, 2012 and 2011, stock options, and warrants to purchase approximately 70,000 and 187,500 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. The weighted average number of shares outstanding consists of:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Basic	8,298,871	8,161,451	8,260,056	8,130,812
Dilutive effect of:
Options	143,730	—	45,320	—
Restricted stock	59,638	11,543	43,349	30,205
Warrants	2,453,963	2,452,752	2,453,791	2,453,027
Series D preferred stock	5,319,149	5,319,149	5,319,149	5,319,149
Diluted	16,275,351	15,944,895	16,121,665	15,933,193

(h)	Recent Accounting Standards Affecting the Company

Offsetting Assets and Liabilities

In December 2011, the FASB has issued FASB Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  Upon adoption an entity is required to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendments in this ASU are effective for the Company for the first annual reporting period beginning on or after January 1, 2013, and interim periods within those annual periods.  Management currently believes that the adoption of this ASU will not have a material impact on the Company’s operating results, financial position, or cash flows.

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

Overview:

On December 15, 2009, the Company consummated a $5.0 million financing led by an investment vehicle organized by Union Capital Corporation (“UCC”). In the financing, the Company issued $2.5 million in aggregate principal amount of Senior Secured Notes (the “Secured Notes”) which were repaid in full in November 2011, $2.5 million in aggregate stated value of Series D Preferred Stock initially convertible into 5,319,149 shares of Common Stock, and Warrants to purchase 2,456,272 shares of Common Stock (“Warrants”). As a condition to its participation in the financing, UCC required that certain of our directors, officers and employees (“Management Buyers”) collectively purchase $735,000 of the financial instruments on the same terms and conditions as the lead investor. Aggregate amounts above are inclusive of Management Buyers amounts.

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

There were no transfers between Level 1 and Level 2, or transfers in and out of Level 3 during the nine months ended December 31, 2012 and 2011.

The following tables present the Company’s instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

	Fair Value Measurements as of March 31, 2012
	Total	Level 1	Level 2	Level 3
Instruments:
Warrants	$3,005,319	$—	$—	$3,005,319
Series D Preferred Stock	2,569,347	—	—	2,569,347
Total Instruments	$5,574,666	$—	$—	$5,574,666

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Instruments:
Warrants	$3,058,511	$—	$—	$3,058,511
Series D Preferred Stock	2,991,422	—	—	2,991,422
Total Instruments	$6,049,933	$—	$—	$6,049,933

The following table presents the changes in Level 3 Instruments measured at fair value on a recurring basis for the three months ended December 31, 2012 and 2011:

	Total	Secured Notes	Warrants	Put Derivative	Series D Preferred Stock

Balances at, September 30, 2011	$7,212,156	$2,500,000	$2,409,574	$2,574	$2,300,008
Fair value adjustments	(587,680)	—	(585,106)	(2,574)	—
Accretion	133,123	—	—	—	133,123
Payments of debt	(2,500,000)	(2,500,000)	—	—	—
Balances at, December 31, 2011	$4,257,599	$—	$1,824,468	$—	$2,433,131

Balances at, September 30, 2012	$6,659,499	$—	$3,813,830	$—	$2,845,669
Fair value adjustments	(755,319)	—	(755,319)	—	—
Accretion	145,753	—	—	—	145,753
Balances at, December 31, 2012	$6,049,933	$—	$3,058,511	$—	$2,991,422

The following table presents the changes in Level 3 Instruments measured at fair value on a recurring basis for the nine months ended December 31, 2012 and 2011:

	Total	Secured Notes	Warrants	Put Derivative	Series D Preferred Stock

Balances at, March 31, 2011	$7,345,500	$2,500,000	$2,837,143	$5,272	$2,003,085
Fair value adjustments	(1,017,947)	—	(1,012,675)	(5,272)	—
Accretion	430,046	—	—	—	430,046
Payments of debt	(2,500,000)	(2,500,000)	—	—	—
Balances at, December 31, 2011	$4,257,599	$—	$1,824,468	$—	$2,433,131

Balances at, March 31, 2012	$5,574,666	$—	$3,005,319	$—	$2,569,347
Fair value adjustments	53,192	—	53,192	—	—
Accretion	422,075	—	—	—	422,075
Balances at, December 31, 2012	$6,049,933	$—	$3,058,511	$—	$2,991,422

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

Pursuant to the Loan Agreement, among other things:

•	All outstanding loans will become due on November 23, 2013, provided that following the Company’s request, the Bank may in its sole discretion agree to one year extensions of the maturity date;
•	Interest accrues on outstanding loans at a per annum rate equal to the greater of (i) 4.0%, and (ii) the Bank’s prime rate as from time to time in effect plus one percent;
•	Aggregate loans outstanding at any time are limited to a borrowing base equal to 80% of the Company’s eligible accounts receivable, as determined by the Bank, provided that the advance rate is limited to 50% with respect to accounts receivable from customers of the Company whose receivables constitute more than 50% of the Company’s receivables in the aggregate; and
•	The Company is required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict the Company’s ability to pay dividends, provide that the Company’s debt service coverage ratio (as determined pursuant to the Loan Agreement) cannot be less than 1.25 to 1.0 as of the end of any fiscal year, and require that the Company have immediately available cash at all times, including borrowings under the Credit Facility, of at least $3 million. The Company was in compliance with these covenants at December 31, 2012 and March 31, 2012.

If the Company does not comply with the financial and other covenants and requirements of the Loan Agreement, the Bank may, subject to various cure rights, require the immediate payment of all amounts outstanding under the Loan Agreement.

Upon the closing of the Credit Facility, the Company paid a $30,000 commitment fee to the Bank plus its legal costs and expenses.

On December 11, 2012, the Company entered into an amendment to the Loan Agreement, effective as of November 23, 2012, pursuant to which (i) the maturity date under the loan agreement was extended for one year to November 23, 2013, and (ii) the Company’s obligation to maintain $500,000 in a blocked account with the Bank to secure the Company’s obligations under the loan agreement was terminated. Accordingly, in connection with the amendment, such blocked account was released to the Company.

At December 31, 2012, the Company had no borrowings outstanding under the Credit Facility and availability of $4,000,000.

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

(5)	Redeemable Preferred Stock

Redeemable preferred stock consists of the following as of December 31, 2012 and March 31, 2012:

	December 31, 2012	March 31, 2012
Series D Convertible Participating Preferred Stock, par value $0.001, stated value $1.00, 2,500,000 shares designated, 2,500,000 shares issued and outstanding at December 31, 2012 and March 31, 2012; redemption and liquidation value $3,638,744 at December 31, 2012	$2,991,422	$2,569,347

The Series D Preferred Stock is subject to accretion to its redemption value, through charges to equity, over the period from issuance to the contractual redemption date, discussed in the Financing Overview, above, using the effective interest method. The redemption value is determined based upon the stated redemption amount of $1.00 per share, plus an accretion amount, more fully discussed above. For the three and nine months ended December 31, 2012, accretion amounted to $145,753 and $422,075, respectively, and for the three and nine months ended December 31, 2011, accretion amounted to $133,123 and $430,046, respectively.

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

	Warrant Derivative	Put Derivative	Total
Balances at April 1, 2012	$3,005,319	$—	$3,005,319
Fair value adjustments	53,192	—	53,192
Balances at December 31, 2012	$3,058,511	$—	$3,058,511

Balances at April 1, 2011	$2, 837,143	$5,272	$2,842,415
Fair value adjustments	(1,012,675)	(5,272)	(1,017,947)
Balances at December 31, 2011	$1,824,468	$—	$1,824,468

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

(i) Stock Options

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended so as to increase the number of shares of Common Stock available under the plan to 1,250,000. In September 2008, the 2002 Plan was amended to increase the number of shares of Common Stock available under the plan to 1,650,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Compensation Committee of the Board of Directors. At December 31, 2012, there were options to purchase 70,000 shares of Common Stock, expiring from April 2013 through September 2017, issued under the 2002 Plan that remained outstanding. The 2002 Plan terminated on June 30, 2012.

On March 25, 2010, the stockholders of the Company approved the ‘mktg, inc.’ 2010 Equity Incentive Plan (the “2010 Plan”), under which 3,000,000 shares of Common Stock have been set aside and reserved for issuance. The 2010 Plan provides for the granting to our employees, officers, directors, consultants and advisors of stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights, restricted stock units and other performance stock awards. The 2010 Plan is administered by the Compensation Committee of the Board of Directors.  The exercise price per share of a stock option, which is determined by the Compensation Committee, may not be less than 100% of the fair market value of the common stock on the date of grant. For non-qualified options the term of the option is determined by the Compensation Committee. For incentive stock options the term of the option is not more than ten years. However, if the optionee owns more than 10% of the total combined voting power of the Company, the term of the incentive stock option will be no longer than five years. The 2010 Plan automatically terminates on February 22, 2020, unless it is terminated earlier by a vote of the Company's stockholders or the Board of Directors; provided, however, that any such action does not affect the rights of any participants of the 2010 Plan. In addition, the 2010 Plan may be amended by the stockholders of the Company or the Board of Directors, subject to stockholder approval if required by applicable law or listing requirements. At December 31, 2012, there were options to purchase 2,599,865 shares of Common Stock, expiring May 2020, issued under the 2010 Plan that remained outstanding. Any option under the 2010 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of December 31, 2012, the Company had options or other awards for 15,135 shares of Common Stock available for grant under the 2010 Plan.

The maximum contractual life for any of the options is ten years. The Company uses the Black-Scholes model to estimate the value of stock options granted under FASB guidance. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of options.

A summary of option activity under all plans as of December 31, 2012, and changes during the nine month period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Balance at March 31, 2012	$0.60	2,814,302	8.06	$1,238,293
Granted	—	—
Exercised	—	—
Canceled	$0.43	(144,437)
Balance at December 31, 2012 (vested and expected to vest)	$0.48	2,669,865	7.31	$1,388,330
Exercisable at December 31, 2012	$0.53	1,442,153	7.40	$677,812

Total unrecognized compensation cost related to vested and expected to vest options at December 31, 2012 amounted to $225,233 and is expected to be recognized over a weighted average period of 1.41 years. Total compensation cost for all outstanding option awards amounted to $39,747 and $122,359 for the three and nine months ended December 31, 2012 and $44,424 and $133,272 for the three and nine months ended December 31, 2011, respectively.

(ii) Warrants

At December 31, 2012 and March 31, 2012 there were warrants outstanding to purchase 2,456,272 shares of common stock at a price of $.001 per share, which were issued in the December 2009 financing and expire December 15, 2015. The aggregate intrinsic value of the warrants outstanding at December 31, 2012 and March 31, 2012 were $2,453,816 and $2,257,314, respectively.

(iii) Restricted Stock

During the nine months ended December 31, 2012, the Company awarded 160,000 shares of Common Stock initially subject to forfeiture (“restricted stock”) pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements under the Company’s 2010 Plan.

As of December 31, 2012 the Company had awarded 1,185,571 shares (net of forfeited shares) of restricted stock under the Company’s 2002 Plan, 385,000 shares (net of forfeited shares) of restricted stock under the Company’s 2010 Plan, and 189,767 shares (net of forfeited shares) of restricted stock that were issued outside of the Company’s 2002 and 2010 Plans. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at their respective grant dates amount to approximately $2,634,569 and are recognized ratably as compensation expense over the vesting periods. The shares of restricted stock granted pursuant to such agreements vest in various tranches over one to five years from the date of grant.

The shares awarded to employees under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

A summary of all non-vested stock activity as of December 31, 2012, and changes during the nine month period then ended is presented below:

	Weighted average grant date fair value	Number of shares	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Unvested at March 31, 2012	$1.62	581,855	2.06	$535,307

Awarded	$0.90	160,000
Vested	$1.92	(181,693)
Forfeited	$1.02	(28,500)

Unvested at December 31, 2012	$1.33	531,662	1.72	$531,662

Total unrecognized compensation cost related to unvested stock awards at December 31, 2012 amounted to $408,439 and is expected to be recognized over a weighted average period of 1.72 years. Total compensation cost for the stock awards amounted to $73,350 and $214,225 for the three and nine months ended December 31, 2012, and $70,439 and $198,537 for the three and nine months ended December 31, 2011, respectively.

(8)	Concentrations

The Company had sales to one customer that approximated $19,401,000 or 60% and $61,243,000 or 61% of total sales for the three and nine months ended December 31, 2012, respectively. Accounts receivable due from this customer approximated $9,749,000 and $7,329,000 at December 31, 2012 and March 31, 2012, respectively. In addition, the Company’s second largest customer for the nine months ended December 31, 2012 accounted for approximately $3,650,000 or 11% and $14,830,000 or 15% of total sales for the three and nine months ended December 31, 2012, respectively. Accounts receivable due from this customer approximated $1,994,000 and $1,504,000 at December 31, 2012 and March 31, 2012, respectively. For the three and nine months ended December 31, 2011 the Company had sales to one customer that approximated $21,228,000 or 59% and $59,644,000 or 62% of total sales, respectively. Accounts receivable due from this customer approximated $6,695,000 at December 31, 2011. The Company’s second largest customer for the nine months ended December 31, 2011 accounted for approximately $3,393,000 or 9% and $10,143,000 or 11% of total sales for the three and nine months ended December 31, 2011, respectively. Accounts receivable due from this customer approximated $1,998,000 at December 31, 2011. In addition, the Company’s third largest customer for the nine months ended December 31, 2011 accounted for approximately $4,923,000 or 14% and $8,459,000 or 9% of total sales for the three and nine months ended December 31, 2011, respectively. Accounts receivable due from this customer approximated $14,000 at December 31, 2011.

(9)	Income Taxes

For the three and nine months ended December 31, 2012, the Company recorded provisions for federal, state and local income taxes of $504,000 and $1,543,000, respectively. Except for alternative minimum taxes, the Company did not record a provision or benefit for federal, state and local income taxes for the three and nine months ended December 31, 2011 because any such provision or benefit would have been fully offset by a change in the valuation allowance against the net deferred tax asset. The Company reversed the full valuation allowance in the fourth quarter of fiscal 2012 because, in light of operating income generated in fiscal years 2012 and 2011 and other factors, the Company believed it was more likely than not that it would be able to utilize the net deferred tax assets to reduce its tax expense in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect,” “plan,” “predict,” “may,” “should,” “will,” the negatives thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company’s expectations are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 under “Risk Factors,” including but not limited to "Recent Losses," "Concentration of Customers," “Recent Economic Changes,” "Dependence on Key Personnel,” “Series D Preferred Stock Liquidation Preference; Redemption,”” Control by Union Capital Corporation and Holders of Series D Preferred Stock,” “Anti-Dilution Provisions of The Series D Preferred Stock Could Result In Dilution of Stockholders,” "Unpredictable Revenue Patterns," "Competition," “Lender’s Security Interest,” and "Risks Associated with Acquisitions,” in addition to other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Results of Operations

Overview

Our ability to increase operating income and cash flows continued in the third quarter of Fiscal 2013. For the three months ended December 31, 2012 we generated $1,286,000 in operating income, an increase of $272,000 compared to the $1,014,000 earned during the three months ended December 31, 2011. This improvement was the result of a $1,130,000 increase in Operating Revenue partially offset by a $687,000 increase in compensation expense and a $171,000 increase in general and administrative expenses. Modified EBITDA rose to $1,644,000 for the three months ended December 31, 2012 from $1,364,000 for the three months ended December 31, 2011. For the nine months ended December 31, 2012 we generated $3,962,000 in operating income, a $782,000 increase over the $3,180,000 earned during the nine months ended December 31, 2011. This improvement was the result of a $4,312,000 increase in Operating Revenue partially offset by a $2,953,000 increase in compensation expense and a $577,000 increase in general and administrative expenses. In addition, Modified EBITDA increased to $5,030,000 from $4,225,000 for the nine months ended December 31, 2011.

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

The following table presents the reported operating results for the three and nine months ended December 31, 2012 and 2011:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Operations Data:

Sales	$32,454,000	$36,178,000	$100,889,000	$95,914,000
Reimbursable program costs and expenses	5,920,000	5,877,000	17,946,000	18,378,000
Outside production and other program expenses	15,900,000	20,797,000	50,656,000	49,561,000

Operating revenue	10,634,000	9,504,000	32,287,000	27,975,000

Compensation expense	7,536,000	6,849,000	22,855,000	19,902,000
General and administrative expenses	1,812,000	1,641,000	5,470,000	4,893,000

Operating income	1,286,000	1,014,000	3,962,000	3,180,000

Interest expense, net	—	(40,000)	—	(233,000)
Fair value adjustments to compound embedded derivatives	755,000	588,000	(53,000)	1,018,000
Income before provision for income taxes	2,041,000	1,562,000	3,909,000	3,965,000

Provision for income taxes	504,000	60,000	1,543,000	150,000

Net income	$1,537,000	$1,502,000	$2,366,000	$3,815,000

Per Share Data:
Basic earnings per share	$0.19	$0.18	$0.29	$0.47
Diluted earnings per share	$0.09	$0.09	$0.15	$0.24

Weighted Average Number of Shares Outstanding:
Basic	8,298,871	8,161,451	8,260,056	8,130,812
Diluted	16,275,351	15,944,895	16,121,665	15,933,193

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

The following table presents operating data expressed as a percentage of Operating Revenue for the three and nine months ended December 31, 2012 and 2011, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Statement of Operations Data:
Operating revenue	100.0%	100.0%	100.0%	100.0%
Compensation expense	70.9%	72.1%	70.8%	70.1%
General and administrative expense	17.0%	17.3%	16.9%	17.5%
Operating income	12.1%	10.6%	12.3%	11.4%
Interest income (expense), net	0.0%	(0.4%)	0.0%	(0.8%)
Fair value adjustments to compound embedded derivatives	7.1%	6.2%	(0.2%)	3.6%
Income before provision for income taxes	19.2%	16.4%	12.1%	14.2%
Provision for income taxes	4.7%	0.6%	4.8%	0.6%
Net income	14.5%	15.8%	7.3%	13.6%

Sales. Sales consist of fees for services, commissions, reimbursable program costs and expenses and other production and program expenses. We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts. The amount of reimbursable program costs and expenses, and outside production and other program expenses which are included in sales will vary from period to period, based on the type and scope of the service being provided. Sales for the three months ended December 31, 2012 decreased $3,724,000 to $32,454,000, compared to $36,178,000 for the three months ended December 31, 2011. This decrease in sales is primarily attributable to a $1,956,000 decrease in experiential marketing sales, and a $1,826,000 decrease in sales from our largest customer, Diageo North America, Inc. (“Diageo”). Sales for the nine months ended December 31, 2012 increased $4,975,000 to $100,889,000, compared to $95,914,000 for the nine months ended December 31, 2011. This increase in sales is attributable to a $3,579,000 increase in experiential marketing sales, a $1,599,000 increase in sales from Diageo, partially offset by a $203,000 decrease in trade marketing sales.

Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses are primarily direct labor, travel and product costs generally associated with events we execute for Diageo. Reimbursable program costs and expenses for the three months ended December 31, 2012 increased $43,000 to $5,920,000, compared to $5,877,000 for the three months ended December 31, 2011. Reimbursable program costs and expenses for the nine months ended December 31, 2012 decreased $432,000 to $17,946,000, compared to $18,378,000 for the nine months ended December 31, 2011. These variances are primarily due to the fluctuations in the number of events executed during the three and nine month periods ended December 31, 2012 versus the same periods in Fiscal 2012.

Outside Production and Other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production and other program expenses for the three months ended December 31, 2012 decreased $4,897,000 to $15,900,000, compared to $20,797,000 for the three months ended December 31, 2011. This decrease in outside production and other program expenses is primarily due to a reduction in the number of Diageo events executed in that period plus a decrease in the cost of experiential marketing programs, and a reduction in the cost of trade marketing programs. Outside production and other program expenses for the nine months ended December 31, 2012 increased $1,095,000 to $50,656,000, compared to $49,561,000 for the nine months ended December 31, 2011. This increase in outside production and other program expenses is primarily due to an increase in the number of Diageo events executed plus an increase in the cost of experiential marketing programs, partially offset by reductions in the cost of trade marketing programs.

Operating Revenue. For the three months ended December 31, 2012, Operating Revenue increased $1,130,000 or 12% to $10,634,000, compared to $9,504,000 for the three months ended December 31, 2011. For the nine months ended December 31, 2011, Operating Revenue increased $4,312,000 or 15% to $32,287,000, compared to $27,975,000 for the nine months ended December 31, 2011. These increases in Operating Revenue for the three and nine month periods are primarily due to increases in Diageo, experiential marketing revenue, and trade marketing revenue. Operating Revenue as a percentage of Sales for the three months ended December 31, 2012 increased 7% to 33%, compared to 26% for the three months ended December 31, 2011. Operating Revenue as a percentage of Sales for the nine months ended December 31, 2012 increased 3% to 32%, compared to 29% for the nine months ended December 31, 2011. These increases in the Operating Revenue percentages are a result of a higher mix of fee revenues for the periods ended December 31, 2012 versus the same periods ended December 31, 2011. A reconciliation of Sales to Operating Revenues for the three and nine months ended December 31, 2012 and 2011 is set forth below.

	Three Months Ended December 31,				Nine Months Ended December 31,
Sales	2012	%	2011	%	2012	%	2011	%
Sales – U.S. GAAP	$32,454,000	100	$36,178,000	100	$100,889,000	100	$95,914,000	100
Reimbursable program costs and outside production expenses	21,820,000	67	26,674,000	74	68,602,000	68	67,939,000	71
Operating Revenue – Non-GAAP	$10,634,000	33	$9,504,000	26	$32,287,000	32	$27,975,000	29

Compensation Expense. Compensation expense, exclusive of reimbursable program costs and expenses and other program expenses, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For the three months ended December 31, 2012, compensation expense increased $687,000 to $7,536,000, compared to $6,849,000 for the three months ended December 31, 2011. This 10% increase in compensation expense is primarily the result of a $588,000 increase in salary expense and a $69,000 increase in payroll taxes and benefits due to staff increases, plus a $30,000 increase in bonus expense. For the nine months ended December 31, 2012, compensation expense increased $2,953,000 to $22,855,000, compared to $19,902,000 for the nine months ended December 31, 2011. This 15% increase in compensation expense is primarily the result of a $2,378,000 increase in salary expense and a $217,000 increase in payroll taxes and benefits due to staff increases, plus a $358,000 increase in bonus expense.

General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts. For the three months ended December 31, 2012, general and administrative expenses increased $171,000 to $1,812,000, compared to $1,641,000 for the three months ended December 31, 2011. This 10% increase in general and administrative expenses is primarily the result of a $77,000 increase in new business costs, a $37,000 increase in rent and occupancy expense, a $31,000 increase in office expense, and a $20,000 increase in insurance expense. For the nine months ended December 31, 2012, general and administrative expenses increased $577,000 to $5,470,000, compared to $4,893,000 for the nine months ended December 31, 2011. This 12% increase in general and administrative expenses is primarily the result of a $193,000 increase in new business costs, a $186,000 increase in rent and occupancy expense, a $79,000 increase in insurance expense, a $54,000 increase in marketing expense, and a $51,000 increase in travel and entertainment.

Modified EBITDA. As described above, we believe that Modified EBITDA is an additional key performance indicator. We use it to measure and evaluate operational performance. The Company’s Modified EBITDA for the three months ended December 31, 2012 increased by $280,000 or 21% to $1,644,000 compared to $1,364,000 for the three months ended December 31, 2011. For the nine months ended December 31, 2012 the Company’s Modified EBITDA increased by $805,000 or 19% to $5,030,000 compared to $4,225,000 for the nine months ended December 31, 2011. A reconciliation of operating income to Modified EBITDA for the three and nine months ended December 31, 2012 and 2011, is set forth below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Operating income – US GAAP	$1,286,000	$1,014,000	$3,962,000	$3,180,000
Depreciation and amortization	247,000	235,000	731,000	713,000
Share based compensation expense	111,000	115,000	337,000	332,000
Modified EBITDA – Non-GAAP	$1,644,000	$1,364,000	$5,030,000	$4,225,000

Interest income (expense), net. We had nominal net interest income for the three and nine months ended December 31, 2012, compared to net interest expense of ($40,000) and ($233,000) for the three and nine months ended December 31, 2011, respectively. Interest expense for the periods ended December 31, 2011 consisted primarily of interest incurred on the Secured Notes, which were repaid in full in November 2011.

Fair Value Adjustments to Compound Embedded Derivatives. Fair value adjustments to compound embedded derivatives for the three and nine months ended December 31, 2012, were $755,000 and ($53,000), respectively. Fair value adjustments to compound embedded derivatives for the three and nine months ended December 31, 2011, were $588,000 and $1,018,000, respectively. These amounts consist entirely of a non-cash fair value adjustment to the derivative financial instruments generated from the December 2009 financing. This adjustment is primarily attributable to the fluctuation in the price of our Common Stock during the relevant periods, which under generally accepted accounting principles required us to adjust the carrying values of the Warrant derivative liability and other derivative liabilities on our balance sheets and record the amount of such adjustments under “Fair value adjustments to compound embedded derivatives” on our statements of operations. In general, an increase in the price of our Common Stock in a particular period will result in an increase in the carrying values of these derivative liabilities on our balance sheets at the end of such period and require us to record the amount of such increase as a charge under “Fair value adjustments to compound embedded derivatives” on our statements of operations for such period, and a decrease in the price of our Common Stock in a particular period will have the opposite effect. A more detailed explanation of the accounting treatment for these derivative financial instruments is provided in Note 3 to our Consolidated Financial Statements in Item 1 of this Report.

Income before Provision for Income Taxes. The Company’s income before provision for income taxes for the three months ended December 31, 2012, was $2,041,000 compared to 1,562,000 for the three months ended December 31, 2011. For the nine months ended December 31, 2012, the Company’s income before provision for income taxes was $3,909,000 compared to $3,965,000 for the nine months ended December 31, 2011.

Provision for Income Taxes. For the three and nine months ended December 31, 2012, we recorded a provision for federal, state and local income taxes of $504,000 and $1,543,000, respectively. The effective income tax rates for the three and nine months ended December 31, 2012 were 25% and 39%, respectively. The effective income tax rate for the three months ended December 31, 2012 was significantly less than the federal statutory rate of 34% primarily due to the $755,000 fair value adjustment charge to compound embedded derivatives described above that is not taxable for income tax reporting purposes, partially offset by state and local taxes, net of federal benefit, and non-deductible expenses for income tax reporting purposes. Except for alternative minimum taxes, we did not record a provision for federal, state and local income taxes for the three and nine months ended December 31, 2011 because any such provision would have been fully offset by a change in our December 31, 2011 valuation allowance against the net deferred tax asset. We reversed this allowance in the fourth quarter of fiscal 2012 because, in the light of operating income generated in the fiscal years 2012 and 2011 and other factors, we believed it was more likely than not that we would be able to utilize the net deferred tax asset to reduce our tax expense in future periods.

Net Income. As a result of the items discussed above, net income for the three months ended December 31, 2012 was $1,537,000 compared to $1,502,000 for the three months ended December 31, 2011. For the nine months ended December 31, 2012, the Company’s net income was $2,366,000 compared to $3,815,000 for the nine months ended December 31, 2011. Fully diluted earnings per share amounted to $.09 and $.15 for the three and nine months ended December 31, 2012, compared to $.09 and $.24 for the three and nine months ended December 31, 2011.

Liquidity and Capital Resources

For the nine months ended December 31, 2012, working capital increased by $4,841,000 from $2,083,000 to $6,924,000, primarily as a result of the operating income we generated during the period.

At December 31, 2012, we had cash and cash equivalents of $11,321,000, borrowing availability under the Credit Facility of $4,000,000, working capital of $6,924,000, and stockholders’ equity of $11,832,000. In comparison, at March 31, 2012, we had cash and cash equivalents of $6,661,000, borrowing availability under the Credit Facility of $3,726,000, working capital of $2,083,000, and stockholders’ equity of $9,554,000. The $4,660,000 increase in cash and cash equivalents during the nine months ended December 31, 2012 was primarily due to $4,465,000 of cash provided by operating activities and the release of $500,000 of restricted cash, partially offset by $302,000 in property and equipment purchases.

Operating Activities. Net cash provided by operating activities for the nine months ended December 31, 2012 was $4,464,000, primarily attributable to net income of $2,366,000 plus $2,255,000 in net non-cash charges that include a deferred income tax provision, fair value adjustments to compound derivatives, depreciation and amortization expense, and share based compensation expense, partially offset by $157,000 of cash used by the changes in operating assets and liabilities as the result of an increase in other assets, and a decrease in accounts payable, accrued compensation, other accrued liabilities and deferred revenue, offset by an decrease in accounts receivables, unbilled contracts in progress, deferred contract costs, and prepaid expenses and other current assets, and an increase in accrued job costs and income taxes payable account balances.

Investing Activities. Net cash provided by investing activities for the nine months ended December 31, 2012 was $198,000, due to the release of $500,000 of restricted cash, partially offset by $302,000 in property and equipment purchases.

Financing Activities. Net cash used in financing activities for the nine months ended December 31, 2012 consisted of $22,000 in repurchases of our Common Stock from employees to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.

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

Pursuant to the Loan Agreement, among other things:

•	All outstanding loans will become due on November 23, 2013, provided that following our request, the Bank may in its sole discretion agree to one year extensions of the maturity date;
•	Interest accrues on outstanding loans at a per annum rate equal to the greater of (i) 4.0%, and (ii) the Bank’s prime rate as from time to time in effect plus one percent;
•	Aggregate loans outstanding at any time are limited to a borrowing base equal to 80% of our eligible accounts receivable, as determined by the Bank, provided that the advance rate is limited to 50% with respect to accounts receivable from our customers whose receivables constitute more than 50% of our receivables in the aggregate; and
•	We are required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict our ability to pay dividends, provide that our debt service coverage ratio (as determined pursuant to the Loan Agreement) cannot be less than 1.25 to 1.0 as of the end of any fiscal year, and require that we have immediately available cash at all times, including borrowings under the Credit Facility, of at least $3 million. We were in compliance with these covenants at December 31, 2012.

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

On December 11, 2012, we entered into an amendment to the Loan Agreement, effective as of November 23, 2012, pursuant to which (i) the maturity date under the Loan Agreement was extended for one year to November 23, 2013, and (ii) our obligation to maintain $500,000 in a blocked account with the Bank to secure our obligations under the loan agreement was terminated. Accordingly, in connection with the amendment, such blocked account was released back to us.

We believe that cash currently on hand together with cash expected to be generated from operations and borrowing availability under the Credit Facility, will be sufficient to fund our cash and near-cash requirements both through December 31, 2013 and on a long-term basis. We had no loans outstanding under the Credit Facility at December 31, 2012.

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

Please refer to our 2012 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies relating to revenue recognition, goodwill (expanded below) and other intangible assets and accounting for income taxes. During the nine months ended December 31, 2012, there were no material changes to these policies.

Goodwill and Other Intangible Assets

Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of our subsidiary companies, Inmark, Optimum, U.S. Concepts and Digital Intelligence as well as our mktgpartners business. These companies and businesses have been integrated into a structure which does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of a customer relationship acquired from mktgpartners, and an Internet domain name and related intellectual property rights. At December 31, 2012 and March 31, 2012, our balance sheet reflected goodwill and intangible assets as set forth below:

	December 31, 2012	March 31, 2012
Amortizable:
Customer relationship	$160,842	$402,103

Non-Amortizable:
Goodwill	$10,052,232	$10,052,232
Internet domain name	200,000	200,000
	$10,252,232	$10,252,232
Total	$10,413,074	$10,654,335

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

As of March 31, 2012, we assessed qualitative factors which included an analysis of macroeconomic conditions, financial performance, and industry and market considerations, and concluded that it was not necessary to perform a two-step quantitative goodwill impairment test and that the goodwill of the Company was not impaired as of March 31, 2012. Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred. There were no events or changes in circumstances during the nine months ended December 31, 2012 that indicated that the carrying value of goodwill and the intangible asset may not be recoverable. Management has also determined that there was no impairment of the amortizable intangible asset.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

‘mktg, inc.’

Dated: February 12, 2013	By:	/s/ Charles W. Horsey
Charles W. Horsey, Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: February 12, 2013	By:	/s/ Paul Trager
Paul Trager, Chief Financial Officer
(Principal Financial Officer)

