Form 10-K
period 2013-03-31
'mktg, inc.'
filed 2013-06-24
CIK 886475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Yes ☐      No ☒

As of September 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $8,826,343.

As of June 14, 2013, 8,641,448 shares of Common Stock, $.001 par value, were outstanding.

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

Premier Client Roster

Our principal clients are large manufacturers of packaged goods and other consumer products. Our client partners are actively engaged in promoting their products to both the consumer as well as trade partners, (i.e., retailers, distributors, etc.), and include, among others, Diageo North America, Inc. and its affiliates (“Diageo”), Nike, Inc., Nintendo of America, Inc., Google, Inc., Procter & Gamble, Beats Electronics LLC and Bayer HealthCare AG.

For our fiscal years ended March 31, 2013 and 2012, Diageo accounted for approximately 62% of our revenues (inclusive of reimbursable program costs and expenses) and 55% and 61%, respectively, of our accounts receivable.

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

Competition

The market for promotional services is highly competitive, with hundreds of companies claiming to provide various services in the promotions industry. In general, our competition is derived from two basic groups: other full service promotion agencies, and companies which specialize in providing one specific aspect of a general promotional program. Some of our competitors are affiliated with larger general advertising agencies, and have greater financial and marketing resources available than we do. These competitors include Wunderman and OgilvyAction, which are subsidiaries of WPP Group; Arnold Brand Promotions, which is a subsidiary of Havas; Momentum Worldwide and Jack Morton Worldwide, which are subsidiaries of IPG; GMR Marketing and Pierce, which are subsidiaries of Omnicom Group; and Hyper Marketing, which is a subsidiary of Alliance Data Systems. Niche independent competitors include Marketing Werks and Amp Agency.

Employees

We currently have approximately 300 full-time and 6,500 part-time employees. Our part-time employees are primarily involved in marketing support, program management and in-store sampling and demonstration, and are employed on an as needed basis. None of our employees are represented by a labor organization and we consider our relationship with our employees to be good.

Item 1A.	Risk Factors.

Concentration of Customers. A substantial portion of our sales has been dependent on one client or a limited concentration of clients. In particular, Diageo accounted for approximately 62% of our revenues for each of our fiscal years ended March 31, 2013 and 2012, and accounted for 55% of our accounts receivable at March 31, 2013. In addition, our second largest customer accounted for approximately 15% and 11% of our revenues for each of our fiscal years ended March 31, 2013 and 2012, respectively, and accounted for 17% of our accounts receivable at March 31, 2013. To the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise if Diageo or any other significant client reduces its budget allocated to the services we provide.

Dependence on Key Personnel. Our business is managed by a limited number of key management and operating personnel. The loss of any one of those persons could have a material adverse impact on our business. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel.

Series D Preferred Stock Liquidation Preference; Redemption. In the event of our dissolution, liquidation or change of control, the holders of our Series D Convertible Participating Preferred Stock (“Series D Preferred Stock”) will receive, in priority over the holders of Common Stock, a liquidation preference equal to the Stated Value of such shares plus the greater of (a) a 14% accreting liquidation preference, compounding annually, or (b) 3% of the volume weighted average price of the Company’s Common Stock outstanding on a fully-diluted basis (excluding the shares issued upon conversion of the Preferred Shares) for the 20 days preceding the event. A consolidation or merger, a sale of all or substantially all of our assets, and a sale of 50% or more of our Common Stock would be treated as a change of control for this purpose. Therefore, it is possible that holders of Common Stock will not obtain any proceeds upon any such event. After December 15, 2015, holders of the Series D Preferred Stock can require us to redeem the Series D Preferred Stock at its stated value plus any accretion thereon in the event such shares have not been converted to Common Stock at the same price per share payable upon a liquidation event.

Control by Union Capital Corporation and holders of Series D Preferred Stock. Union Capital currently beneficially owns approximately 35% of our outstanding shares of Common Stock (assuming conversion and exercise of all securities issued in the December 2009 financing), including approximately 85% of our Series D Preferred Stock. The holders of our Series D Preferred Stock have the right to appoint two members of our Board of Directors. In addition, the vote of a majority of the shares of the Series D Preferred Stock is required to approve, among other things, (i) any issuance by us of capital stock which is senior to or pari passu with the Series D Preferred Stock; (ii) any increase in the number of authorized shares of the Series D Preferred Stock; (iii) any dividends or payments on equity securities; (iv) any amendment to our Certificate of Incorporation, By-laws or other governing documents that would result in an adverse change to the rights, preferences, or privileges of the Series D Preferred Stock; (v) any material deviation from the annual budget approved by our Board of Directors; and (vi) entering into any material contract not contemplated by the annual budget approved by our Board of Directors. Accordingly, Union Capital has substantial control over our business and can decide the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and can also prevent or cause a change in control. The interests of Union Capital may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Anti-Dilution Provisions Of The Series D Preferred Stock Could Result In Dilution Of Stockholders. The conversion price of the Series D Preferred Stock is subject to weighted-average anti-dilution, so that upon future issuances of our Common Stock or equivalents thereof, subject to specified exceptions, at a price below the conversion price of the Series D Preferred Stock, the conversion price will be reduced, further diluting holders of our Common Stock.

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

Economic Conditions. The prolonged weakness in the general economy has had and is likely to continue to have a negative impact on our business. We provide services to companies and industries that have experienced and may continue to experience financial difficulty. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers and demand for our services could decline.

Recent Losses. We sustained net losses of approximately ($143,000), ($843,000), ($2,788,000) and ($4,893,000) for our fiscal years ended March 31, 2011, 2010, 2009 and 2008, respectively. Although we generated net income of $1,215,000 and $5,399,000 for our fiscal years ended March 31, 2013 and 2012, respectively, and expect to continue to be profitable in the future, there can be no assurance in that regard.

Lender’s Security Interest. At March 31, 2013, we had no loans outstanding under a $4,000,000 revolving credit facility. As security for our obligations under the credit facility, we granted the lender a first priority security interest in all of our assets. Under the credit facility, we are subject to customary affirmative, negative and financial covenants. The financial covenants require us to maintain a debt service coverage ratio (as defined in the loan agreement) of not less than 1.25 to 1.0 as of the end of any fiscal year, and that we have immediately available cash at all times, including borrowings under the credit facility, of at least $3 million. We were in compliance with these covenants at March 31, 2013. In the event of a default under the credit facility, our lender may demand the repayment of all outstanding principal and interest under the credit facility (if any), and may exercise all of its rights and remedies provided for under the loan agreements, and the rights and remedies of a secured party under applicable law. Although we expect to be able to comply with these covenants, there can be no assurance that we will do so.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We have the following principal leased facilities:

Facility	Location	Square Feet	Fiscal 2013 Rent
Principal offices	New York, New York	33,400	$1,211,000

Other sales offices and warehouses	Cincinnati, Ohio	8,300
	Chicago, Illinois	13,600
	San Francisco, California	6,000
	Los Angeles, California	3,200
	London, England	500
	Total	31,600	$610,000

In addition to the above, from time to time we enter into short-term warehouse leases for the storage of promotional materials that we use in connection with our programs.

The sublease for our principal offices in New York terminates in June 2015. For a summary of our minimum rental commitments under all non-cancelable operating leases with a maturity date in excess of one year as of March 31, 2013, see Note 12 to the Notes to the Consolidated Financial Statements.

We consider our facilities sufficient to maintain our current operations.

Item 3.	Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the over-the-counter-market under the symbol CMKG and is quoted on the OTC Bulletin Board. Prior to June 25, 2010 our common stock traded on the Nasdaq Capital Market. The following table sets forth for the periods indicated the high and low trade prices for our Common Stock as reported by the OTC Bulletin Board. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Common Stock
	High	Low
Fiscal Year 2013
Fourth Quarter	$1.41	$0.96
Third Quarter	1.18	0.93
Second Quarter	1.24	0.97
First Quarter	1.10	0.67

Fiscal Year 2012
Fourth Quarter	$1.10	$0.60
Third Quarter	0.85	0.56
Second Quarter	1.25	0.72
First Quarter	0.87	0.64

On June 14, 2013 there were 8,641,448 shares of our Common Stock outstanding, approximately 70 shareholders of record and approximately 400 beneficial owners of shares held by a number of financial institutions.

No cash dividends have ever been declared or paid on our Common Stock. In addition, the terms of our credit facility and the Preferred Stock we issued in the December 2009 financing restrict our ability to pay cash dividends on our Common Stock. We intend to retain earnings, if any, to finance future operations and expansion and do not expect to pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information with respect to equity compensation plans (including individual compensation arrangements) of the Company as of March 31, 2013.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders(1)	2,525,428	$0.49	45,135
Equity compensation plans not approved by security holders	0	n/a	0
Total	2,525,428	$0.49	45,135
(1)	Includes options to purchase 2,455,428 shares of Common Stock granted under our 2010 Equity Incentive Plan, and options to purchase 70,000 shares of Common Stock granted under our 2002 Long-Term Incentive Plan.
6

Share Repurchase

Other than de minimis repurchases of Common Stock from employees to satisfy withholding obligations upon the vesting of restricted stock awards, during our fourth quarter ended March 31, 2013 we repurchased shares of Common Stock from one of our stockholders in a single, privately negotiated transaction, as set forth below.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or program
March 1, 2013 through March 31, 2013	301,121	$1.25	n/a	n/a

Item 6.	Selected Financial Data.
Not Applicable.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe the following represent our critical accounting policies:

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting period. Estimates are made when accounting for revenue (as discussed below under “Revenue Recognition”), depreciation, amortization, allowance for doubtful accounts, fair value of derivative liabilities, valuation of stock options and equity transactions, income taxes and certain other contingencies. We are subject to risks and uncertainties that may cause actual results to vary from estimates. We review all significant estimates affecting the financial statements on a recurring basis and record the effects of any adjustments when necessary.

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

Goodwill and Other Intangible Assets

Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of our subsidiary companies, Inmark, Optimum, U.S. Concepts, and Digital Intelligence as well as U.S. Concepts acquisition of 3 For All Partners, LLC, d/b/a mktgpartners. These companies and businesses have been integrated into a structure which does not provide the basis for separate reporting units. Consequently, the Company is a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of a customer relationship acquired from mktgpartners, and an Internet domain name and related intellectual property rights. At March 31, 2013 and 2012, our balance sheet reflected goodwill and intangible assets as set forth below:

	2013	2012
Amortizable:
Customer relationship	$80,422	$402,103

Non-Amortizable:
Goodwill	$10,052,232	$10,052,232
Internet domain name	200,000	200,000
	$10,252,232	$10,252,232

Total	$10,332,654	$10,654,335

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

Based on our assessment of qualitative factors which included an analysis of macroeconomic conditions, financial performance, and industry and market considerations, we concluded that it was not necessary to perform a two-step quantitative goodwill impairment test and that our goodwill was not impaired as of March 31, 2013. Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred. Management has also determined that there was no impairment of the amortizable intangible asset.

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

Accounting for Income Taxes

Our ability to recover the reported amounts of the deferred income tax asset resulting from net operating losses is dependent upon our ability to generate sufficient taxable income during the periods over which such losses are deductible to reduce our tax expense in future periods. In assessing the realizability of deferred tax assets, management considers, in light of available objective evidence, whether it is more likely than not that some or all of such assets will be utilized in future periods. As of March 31, 2011, based upon the available objective evidence, specifically our history of losses for fiscal years 2004 through 2010, we provided for a full valuation allowance against our net deferred tax asset at March 31, 2011. In fiscal years 2011 and 2012, we earned in the aggregate, $7,492,000 of operating income for financial reporting purposes which will lead to the utilization of approximately $7,507,000 of our net operating loss carry forward for tax reporting purposes. Based on this return to profitability and other available objective evidence, we believed it was more likely than not that the results of future operations would generate sufficient taxable income to realize the net deferred tax asset during the periods in which we are able to utilize this asset under applicable tax regulations. Accordingly, we reversed the full valuation allowance against our deferred tax asset at March 31, 2012. As of March 31, 2013, we would have to generate approximately $7,967,000 of aggregate taxable income to fully utilize our deferred tax assets.

Results of Operations

Fiscal Year Ended March 31, 2013 Compared to March 31, 2012:

Overview

For the fiscal year ended March 31, 2013 we generated $4,695,000 in operating income, a $473,000 increase over the $4,222,000 earned during the fiscal year ended March 31, 2012. This improvement was the result of an increase of $4,433,000 in Operating Revenue, partially offset by increases of $3,366,000 in compensation expense and $594,000 in general and administrative expenses.

Our net income for the fiscal year ended March 31, 2013 was $1,215,000, which includes a $1,660,000 non-cash charge for the fair value adjustment to the derivative financial instruments reflected on our balance sheet in connection with our December 2009 financing. The fair value adjustment is primarily attributable to the rise in the price of our Common Stock during Fiscal 2013, which under generally accepted accounting principles required us to increase the carrying value of the Warrant derivative on our balance sheet and record the amount of such increase under “Fair value adjustments to compound embedded derivatives” on our statement of operations. Our net income for the fiscal year ended March 31, 2012 was $5,399,000, which includes a $1,573,000 income tax benefit primarily attributable to the reinstatement of a net deferred tax asset and a $163,000 non-cash charge for the fair value adjustment to the derivative financial instruments reflected on our balance sheet in connection with our December 2009 financing. A more detailed explanation of the accounting treatment for these non-cash charges is provided in Notes 4 and 7 to our Consolidated Financial Statements included in Item 8 of this Report.

The following table presents the reported operating results for the fiscal years ended March 31, 2013 and 2012:

	2013	2012
Operations Data:
Sales	$130,810,000	$125,485,000
Reimbursable program costs and expenses	(23,004,000)	(23,398,000)
Outside production and other program expenses	(64,920,000)	(63,634,000)
Operating revenue	42,886,000	38,453,000
Compensation expense	30,867,000	27,501,000
General and administrative expenses	7,324,000	6,730,000
Operating income	4,695,000	4,222,000
Interest income (expense), net	1,000	(233,000)
Fair value adjustments to compound embedded derivatives	(1,660,000)	(163,000)
Income before provision (benefit) for income taxes	3,036,000	3,826,000
Provision (benefit) for income taxes	1,821,000	(1,573,000)
Net income	$1,215,000	$5,399,000

Per Share Data:
Basic earnings per share	$.15	$.66
Diluted earnings per share	$.07	$.34

Weighted Average Shares Outstanding:
Basic	8,289,132	8,140,944
Diluted	16,427,501	15,963,308

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

The following table presents operating data expressed as a percentage of Operating Revenue for each of the fiscal years ended March 31, 2013 and 2012, respectively:

	2013	2012
Statement of Operations Data:
Operating revenue	100.0%	100.0%
Compensation expense	72.0%	71.5%
General and administrative expenses	17.1%	17.5%
Operating income	10.9%	11.0%
Interest income (expense), net	0.0%	(0.6%)
Fair value adjustments to compound embedded derivatives	(3.9%)	(0.4%)
Income before provision (benefit) for income taxes	7.0%	10.0%
Provision (benefit) for income taxes	4.2%	(4.0%)
Net income	2.8%	14.0%

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

Sales for the fiscal year ended March 31, 2013 were $130,810,000, compared to $125,485,000 for the fiscal year ended March 31, 2012, an increase of $5,325,000, or 4%. This increase in sales was attributable to a $3,265,000 increase in sales from our largest customer, Diageo, a $2,348,000 increase in interactive marketing revenues, and a $2,297,000 increase in experiential marketing revenues, offset by a reduction in our trade marketing revenues of $2,585,000.

Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses consist primarily of direct labor, travel and product costs generally associated with events we execute for Diageo. For the fiscal year ended March 31, 2013, these expenses totaled $23,004,000, compared to $23,398,000 for the fiscal year ended March 31, 2012. This $394,000 decrease is primarily reflects a decrease in the reimbursable program costs and expenses we incurred in executing events for Diageo during the fiscal year ended March 31, 2013 versus the fiscal year ended March 31, 2012.

Outside Production and Other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs, and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production costs for the fiscal year ended March 31, 2013 were $64,920,000 compared to $63,634,000 for the fiscal year ended March 31, 2012, an increase of $1,286,000, or 2%. This increase in outside production and other program expenses is primarily due to an increase in the number of Diageo events we executed, along with an increase in the cost of interactive marketing programs, partially offset by reductions in the cost of experiential marketing programs and trade marketing programs.

Operating Revenue. For the fiscal year ended March 31, 2013, Operating Revenue increased $4,433,000, or 12%, to $42,886,000, compared to $38,453,000 for the fiscal year ended March 31, 2012. This increase is primarily due to increases in our business with Diageo, interactive marketing revenue and experiential marketing revenue, partially offset by a decrease in trade marketing revenue. Operating Revenue as a percentage of Sales for the fiscal year ended March 31, 2013 was 33%, compared to 31% for the fiscal year ended March 31, 2012. This increase in the Operating Revenue percentage is a result of a higher mix of fee revenues for the fiscal year ended March 31, 2013 versus the fiscal year ended March 31, 2012. A reconciliation of Sales to Operating Revenues for the fiscal years ended March 31, 2013 and 2012 is set forth below.

	Fiscal Year Ended March 31,
Sales	2013	%	2012	%
Sales – U.S. GAAP	$130,810,000	100	$125,485,000	100
Reimbursable program costs and expenses, and outside production and other program expenses	87,924,000	67	87,032,000	69
Operating Revenue – Non-GAAP	$42,886,000	33	$38,453,000	31

Compensation Expense. Compensation expense consists of the salaries, bonuses, payroll taxes and benefit costs related to indirect labor, overhead personnel and direct labor not otherwise charged to programs. For the fiscal year ended March 31, 2013, compensation expense was $30,867,000, compared to $27,501,000 for the fiscal year ended March 31, 2012, an increase of $3,366,000, or 12%. This increase is primarily the result of a $3,051,000 increase in salaries and a $275,000 increase in payroll taxes and employee benefits primarily due to direct labor staff increases.

General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees, insurance and other overhead expenses. For the fiscal year ended March 31, 2013, general and administrative costs were $7,324,000, compared to $6,730,000 for the fiscal year ended March 31, 2012, an increase of $594,000 or 9%. This increase is primarily the result of a $266,000 increase in new business and promotion expenses, a $181,000 increase in rent and occupancy expenses, a $75,000 increase in insurance expense, and a $48,000 increase in telecommunication expense.

Modified EBITDA. As described above, we believe that Modified EBITDA is a key performance indicator. We use it to measure and evaluate operational performance. Modified EBITDA for the fiscal year ended March 31, 2013 was $6,117,000, compared to $5,605,000 for the fiscal year ended March 31, 2012. A reconciliation of operating income to Modified EBITDA for the fiscal years ended March 31, 2013 and 2012 is set forth below.

	Fiscal Year Ended March 31,
	2013	2012
Operating income - US GAAP	$4,695,000	$4,222,000
Depreciation and amortization	980,000	939,000
Share based compensation expense	442,000	444,000
Modified EBITDA – Non-GAAP	$6,117,000	$5,605,000

Interest Income (Expense), Net. Net interest income for the fiscal year ended March 31, 2013 amounted to $1,000, compared to ($233,000) of net interest expense for the fiscal year ended March 31, 2012. Interest expense for the fiscal year ended March 31, 2012 consisted primarily of interest incurred on the Senior Secured Notes, which were issued in December 2009 and repaid in full in November 2011.

Fair Value Adjustments to Compound Embedded Derivatives. Fair value adjustments to compound embedded derivatives for the fiscal years ended March 31, 2013 and 2012 were ($1,660,000) and ($163,000), respectively. These amounts consist entirely of a non-cash fair value adjustment to the derivative financial instruments generated from the December 2009 financing. This adjustment is primarily attributable to the fluctuation in the price of our Common Stock during the relevant periods, which under generally accepted accounting principles required us to adjust the carrying values of the Warrant derivative liability and other derivative liabilities on our balance sheets and record the amount of such adjustments under “Fair value adjustments to compound embedded derivatives” on our statements of operations. In general, an increase in the price of our Common Stock in a particular period will result in an increase in the carrying values of these derivative liabilities on our balance sheets at the end of such period and require us to record the amount of such increase as a charge under “Fair value adjustments to compound embedded derivatives” on our statements of operations for such period, and a decrease in the price of our Common Stock in a particular period will have the opposite effect. A more detailed explanation of the accounting treatment for these derivative financial instruments is provided in Note 4 to our Consolidated Financial Statements in Item 8 of this Report.

Income Before Provision (Benefit) for Income Taxes. The Company’s income before provision (benefit) for income taxes for the fiscal year ended March 31, 2013 decreased $790,000 to $3,036,000, compared to $3,826,000 for the fiscal year ended March 31, 2012.

Provision (Benefit) for Income Taxes. For the fiscal year ended March 31, 2013 the provision for income taxes was $1,821,000. For the fiscal year ended March 31, 2012 the benefit for income taxes was ($1,573,000), consisting primarily of the reversal of a $3,414,000 valuation allowance against the net deferred tax asset at March 31, 2012, partially offset by a $1,841,000 provision for income taxes. We reversed this allowance because, in the light of operating income generated in the fiscal years 2012 and 2011 and other factors, we believed it was more likely than not that we would be able to utilize the net deferred tax asset to reduce our tax expense in future periods.

Net Income. As a result of the items discussed above, we generated net income of $1,215,000 for the fiscal year ended March 31, 2013, a decrease of $4,184,000, compared to $5,399,000 of net income for the fiscal year ended March 31, 2012. Diluted earnings per share amounted to $.07 in the fiscal year ended March 31, 2013 versus $.34 per share for the fiscal year ended March 31, 2012.

Liquidity and Capital Resources

For the fiscal year ended March 31, 2013, working capital increased by $5,124,000 from $2,083,000 to $7,207,000, primarily as a result of the operating income we generated during the period.

At March 31, 2013, we had cash and cash equivalents of $11,240,000, borrowing availability under our credit facility of $3,198,000, working capital of $7,207,000, and stockholders’ equity of $10,177,000. In comparison, at March 31, 2012, we had cash and cash equivalents of $6,661,000, borrowing availability under the our credit facility of $3,726,000, working capital of $2,083,000, and stockholders’ equity of $9,554,000. The $4,579,000 increase in cash and cash equivalents during Fiscal 2013 was primarily due $4,985,000 of cash provided by operating activities and the release of $500,000 of restricted cash, partially offset by $461,000 used to repurchase shares of our Common Stock and $435,000 in property and equipment purchases.

Operating Activities. Net cash provided by operating activities for the fiscal year ended March 31, 2013 was $4,985,000, primarily attributable to net income of $1,215,000 plus $4,354,000 in net non-cash charges that include a reduction in our deferred income tax asset, fair value adjustments to compound derivatives, depreciation and amortization expense, and share based compensation expense, partially offset by $584,000 of cash used by the changes in operating assets and liabilities.

Investing Activities. Net cash provided by investing activities for the fiscal year ended March 31, 2013 was $65,000, resulting from the release of $500,000 of restricted cash, offset by $435,000 in property and equipment purchases.

Financing Activities. Net cash used in investing activities for the fiscal year ended March 31, 2013 was $399,000, the result of $461,000 in repurchases of our Common Stock, offset by $62,000 in proceeds from the exercise of employee stock options. Our stock repurchases consisted of the repurchase of 301,121 shares of Common Stock from one of our stockholders in a single, privately negotiated transaction for an aggregate purchase price of $376,000, and $85,000 of stock repurchase from employees to satisfy employee tax withholding obligations in connection with the vesting of restricted stock and other de minimis repurchases.

On November 23, 2011, we entered into a Loan and Security Agreement with TD Bank, N.A. (the “Bank”), pursuant to which we were provided with a $4.0 million revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility are secured by substantially all of our assets, and have been guaranteed by our subsidiaries.

Pursuant to the Loan Agreement, among other things:

•	All outstanding loans will become due on November 23, 2013, provided that following our request, the Bank may in its sole discretion agree to one year extensions of the maturity date;

•	Interest accrues on outstanding loans at a per annum rate equal to the greater of (i) 4.0%, and (ii) the Bank’s prime rate as from time to time in effect plus one percent;

•	Aggregate loans outstanding at any time are limited to a borrowing base equal to 80% of our eligible accounts receivable, as determined by the Bank, provided that the advance rate is limited to 50% with respect to accounts receivable from our customers whose receivables constitute more than 50% of our receivables in the aggregate; and

•	We are required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict our ability to pay dividends, provide that our debt service coverage ratio (as determined pursuant to the Loan Agreement) cannot be less than 1.25 to 1.0 as of the end of any fiscal year, and require that we have immediately available cash at all times, including borrowings under the Credit Facility, of at least $3 million. We were in compliance with these covenants at March 31, 2013.

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

We believe that cash currently on hand together with cash expected to be generated from operations and borrowing availability under the Credit Facility, will be sufficient to fund our cash and near-cash requirements both through March 31, 2014 and on a long term basis. We had no loans outstanding under the Credit Facility at March 31, 2013.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.
14

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
‘mktg, inc.’
New York, New York

We have audited the accompanying consolidated balance sheets of ‘mktg, inc.’ and subsidiaries (collectively “the Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ‘mktg, inc.’ and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

New York, New York
June 24, 2013

‘mktg, inc.’
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND 2012

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$11,239,835	$6,660,695
Accounts receivable, net of allowance for doubtful accounts of $297,000 in 2013 and $317,000 in 2012	10,228,377	11,286,403
Unbilled contracts in progress	2,397,873	1,991,951
Deferred contract costs	1,023,460	533,200
Prepaid expenses and other current assets	253,999	296,443
Deferred tax asset	774,138	805,696
Total current assets	25,917,682	21,574,388

Property and equipment, net	1,486,686	1,709,109

Restricted cash	—	500,000
Deferred tax asset	2,412,500	3,345,874
Goodwill	10,052,232	10,052,232
Intangible assets, net	280,422	602,103
Other assets	457,448	449,511
Total assets	$40,606,970	$38,233,217

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,591,807	$1,637,619
Accrued compensation	1,676,675	1,739,734
Accrued job costs	736,669	533,523
Other accrued liabilities	2,773,637	3,108,798
Income taxes payable	31,686	891
Deferred revenue	11,900,222	12,470,463
Total current liabilities	18,710,696	19,491,028

Deferred rent	925,788	1,245,371
Warrant derivative liability	4,664,894	3,005,319
Deferred tax liability	2,995,866	2,368,544
Total liabilities	27,297,244	26,110,262

Commitments and contingencies

Redeemable Series D Convertible Participating Preferred Stock, $3,732,681 redemption and liquidation value, par value $1.00: 2,500,000 shares designated, issued and outstanding at March 31, 2013 and 2012	3,132,882	2,569,347

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; 9,066,752 shares issued and 8,641,448 outstanding at March 31, 2013 and 8,820,815 shares issued and 8,765,827 outstanding at March 31, 2012	9,067	8,821
Additional paid-in capital	15,250,715	14,746,738
Accumulated deficit	(4,509,462)	(5,160,841)
Cumulative translation adjustment	(71,770)	—
Treasury stock at cost, 425,304 shares at March 31, 2013 and 54,988 at March 31, 2012	(501,706)	(41,110)
Total stockholders’ equity	10,176,844	9,553,608
Total liabilities and stockholders’ equity	$40,606,970	$38,233,217

See accompanying notes to consolidated financial statements

‘mktg, inc.’
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

	2013	2012

Sales	$130,809,778	$125,485,075

Operating expenses:
Reimbursable program costs and expenses	23,004,366	23,398,344
Outside production and other program expenses	64,919,726	63,633,577
Compensation expense	30,867,075	27,500,633
General and administrative expenses	7,324,114	6,729,931
Total operating expenses	126,115,281	121,262,485

Operating income	4,694,497	4,222,590

Interest income	1,023	9,028
Interest expense	(444)	(242,330)
Fair value adjustments to compound embedded derivatives	(1,659,575)	(162,904)

Income before provision (benefit) for income taxes	3,035,501	3,826,384

Provision (benefit) for income taxes	1,820,587	(1,573,026)

Net income	$1,214,914	$5,399,410

Basic earnings per share	$.15	$.66

Diluted earnings per share	$.07	$.34

Weighted average number of shares outstanding:
Basic	8,289,132	8,140,944
Diluted	16,427,501	15,963,308

See accompanying notes to consolidated financial statements

‘mktg, inc.’
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

	2013	2012

Net income	$1,214,914	$5,399,410

Other comprehensive loss, net of tax:
Foreign currency translation loss	(43,062)	—

Comprehensive income	$1,171,852	$5,399,410
18

‘mktg, inc.’
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

	Common Stock		Additional		Cumulative		Total
	par value $.001		Paid-in	Accumulated	Translation	Treasury	Stockholders’
	Shares	Amount	Deficit	Deficit	Adjustment	Stock	Equity

Balance, March 31, 2011	8,590,315	$8,590	$14,302,693	$(9,993,989)	$—	$(27,511)	$4,289,783

Issuance of restricted stock	250,500	251	(251)	—	—	—	—

Forfeiture of restricted stock	(20,000)	(20)	20	—	—	—	—

Compensation cost recognized in connection with vested restricted stock	—	—	266,580	—	—	—	266,580

Compensation cost recognized in connection with stock options	—	—	177,696	—	—	—	177,696

Purchase of treasury stock	—	—	—	—	—	(13,599)	(13,599)

Accretion on redeemable preferred stock	—	—	—	(566,262)	—	—	(566,262)

Net income	—	—	—	5,399,410	—	—	5,399,410

Balance, March 31, 2012	8,820,815	8,821	14,746,738	(5,160,841)	—	(41,110)	9,553,608

Exercise of stock options	144,437	144	61,964	—	—	—	62,108

Issuance of restricted stock	160,000	160	(160)	—	—	—	—

Forfeiture of restricted stock	(58,500)	(58)	58	—	—	—	—

Compensation cost recognized in connection with vested restricted stock	—	—	280,009	—	—	—	280,009

Compensation cost recognized in connection with stock options	—	—	162,106	—	—	—	162,106

Purchase of treasury stock	—	—	—	—	—	(460,596)	(460,596)

Accretion on redeemable preferred stock	—	—	—	(563,535)	—	—	(563,535)

Exchange rate change	—	—	—	—	(71,770)	—	(71,770)

Net income	—	—	—	1,214,914	—	—	1,214,914

Balance, March 31, 2013	9,066,752	$9,067	$15,250,715	$(4,509,462)	$(71,770)	$(501,706)	$10,176,844

See accompanying notes to consolidated financial statements

‘mktg, inc.’
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

	2013	2012
Cash flows from operating activities:
Net income	$1,214,914	$5,399,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	979,411	939,218
Deferred rent amortization	(319,583)	(211,617)
Fair value adjustments to compound embedded derivatives	1,659,575	162,904
Share based compensation expense	442,115	444,276
Deferred income taxes	1,592,254	(1,783,026)
Changes in operating assets and liabilities:
Accounts receivable	1,058,026	(3,600,020)
Unbilled contracts in progress	(405,922)	(456,184)
Deferred contract costs	(490,260)	644,284
Prepaid expenses and other assets	34,507	(147,791)
Accounts payable	(45,812)	692,855
Accrued compensation	(63,059)	(122,044)
Accrued job costs	203,146	(1,149,954)
Other accrued liabilities	(335,161)	911,959
Income taxes payable	30,795	(173,109)
Deferred revenue	(570,241)	182,839
Net cash provided by operating activities	4,984,705	1,734,000

Cash flows from investing activities:
Release of restricted cash	500,000	500,000
Restricted cash deposit	—	(500,000)
Purchases of property and equipment	(435,307)	(536,774)
Net cash provided by (used in) investing activities	64,693	(536,774)

Cash flows from financing activities:
Payments of debt	—	(2,500,000)
Proceeds from exercise of stock options	62,108	—
Purchase of treasury stock	(460,596)	(13,599)
Net cash (used in) financing activities	(398,488)	(2,513,599)

Effect of exchange rate changes on cash and cash equivalents	(71,770)	—

Net increase (decrease) in cash and cash equivalents	4,579,140	(1,316,373)
Cash and cash equivalents at beginning of year	6,660,695	7,977,068
Cash and cash equivalents at end of year	$11,239,835	$6,660,695

Supplemental disclosures of cash flow information:
Interest paid during the year	$444	$242,340
Income taxes paid during the year	$245,263	$378,825
Capitalized cost of fully depreciated property and equipment disposed during the year	$4,044,080	$—

See accompanying notes to consolidated financial statements

(1)	Organization and Nature of Business

‘mktg, inc.’ (the “Company”), through its wholly-owned subsidiaries Inmark Services LLC, Optimum Group LLC, U. S. Concepts LLC, Digital Intelligence Group LLC, mktg retail LLC and Mktg, inc. UK Ltd, is a full service marketing agency. The Company develops, manages and executes sales promotional programs at both national and local levels, utilizing both online and offline media channels. These programs help the Company’s clients effectively promote their goods and services directly to retailers and consumers and are intended to assist them in achieving maximum impact and return on their marketing investment. The Company’s activities reinforce brand awareness, provide incentives to retailers to order and display its clients’ products, and motivate consumers to purchase those products, and are designed to meet the needs of its clients by focusing on communities of consumers who want to engage brands as part of their lifestyles.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for doubtful accounts, fair value of derivative liabilities, valuation of stock options and equity transactions, and revenue recognition. Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances. Actual results could differ from those estimates.

(c)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, derivative financial instruments, the Company’s Senior Secured Notes (“Secured Notes”) which were retired in 2012 and Series D Convertible Participating Stock (“Series D Preferred Stock”) issued December 15, 2009. The fair values of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities generally approximate their respective carrying values due to their current nature. Derivative liabilities, as discussed below, are required to be carried at fair value. The following table reflects the comparison of the carrying value and the fair value of the Company’s Series D Preferred Stock as of March 31, 2013:

	Carrying Values	Fair Values
Series D Preferred Stock (See Notes 4 and 6)	$3,132,882	$8,413,532

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

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company issued other financial instruments with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, these instruments are required to be carried as derivative liabilities at fair value in the Company’s financial statements. See Notes 4, 6 and 7 for additional information.

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

Fair value measurements - Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of the Company’s financial statements. Significant fair value measurements resulted from the application of ASC 815 Fair Value Measurements to the Company’s Series D Preferred Stock, and Warrants issued in December 2009 as described in Note 7, and ASC 718 Stock Compensation to the Company’s share based payment arrangements.

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

Investments with maturities of three months or less at the time of purchase are considered cash equivalents. At March 31, 2013 the Company had approximately $10,650,000 of cash on hand in excess of FDIC insurance limits.

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

Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. Goodwill is subject to annual impairment tests which require the Company to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has one reporting unit, and that a two-step quantitative goodwill impairment test was not necessary. Based on such analysis, the Company did not identify any indication of impairment of its goodwill as of March 31, 2013. At March 31, 2013 and 2012, our balance sheet reflected $10,052,232 of goodwill.

(j)	Intangible Assets

Intangible assets include the value of a customer relationship and an internet domain name. The customer relationship intangible asset is being amortized over its estimated economic life of five years. Amortization expense for the years ended March 31, 2013 and 2012 for this asset amounted to $321,681 and $321,683, respectively.

At March 31, 2013 and 2012, our balance sheet reflected:

	March 31, 2013
	Gross carrying amount	Accumulated amortization	Net value

Customer relationship	$1,608,413	$1,527,991	$80,422

Unamortizable intangible asset:	200,000	—	200,000
Internet domain name	$1,808,413	$1,527,991	$280,422

	March 31, 2012
	Gross carrying amount	Accumulated amortization	Net value

Customer relationship	$1,608,413	$1,206,310	$402,103

Unamortizable intangible asset:	200,000	$—	200,000
Internet domain name	$1,808,413	$1,206,310	$602,103

Amortization expense is expected to be $80,422 for the year ending March 31, 2014.

(k)	Long-Lived Assets

In accordance with FASB guidance, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. The Company did not identify any indication of impairment of its long-lived assets as of March 31, 2013.

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

In accordance with FASB guidance, the Company measures all employee share based compensation awards using a fair value method and records the related expense in the financial statements over the period during which an employee is required to provide service in exchange for the award. Excess tax benefits, as defined by FASB guidance, are realized from the exercise of stock options and are reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. For each award that has a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Share based employee compensation expense for the years ended March 31, 2013 and 2012 was $442,115 and $444,276 respectively.

(p)	Income Taxes

The provision for income taxes includes federal, state and local income taxes that are currently payable. Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2012 the Company reversed its full allowance against its net deferred tax asset because, in the light of operating income generated in the fiscal years 2012 and 2011 and other factors, the Company believed it was more likely than not that it would be able to utilize its net deferred tax asset to reduce its tax expense in future periods.

(q)	Net Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted shares. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options, warrants, preferred stock and restricted stock. For the years ended March 31, 2013 and 2012, stock options to purchase approximately 70,000 shares of common stock were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. The weighted average number of shares outstanding consist of:

	2013	2012
Basic	8,289,132	8,140,944
Dilutive effect of:
Options	212,424	—
Restricted stock	152,842	50,108
Warrants	2,453,954	2,453,107
Series D preferred stock	5,319,149	5,319,149
Diluted	16,427,501	15,963,308
(r)	Recent Accounting Standards Affecting the Company

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

(3)	Property and Equipment

Property and equipment consist of the following:

	March 31, 2013	March 31, 2012
Furniture, fixtures and equipment	$844,435	$1,227,587
Computer equipment	1,004,564	4,240,128
Leasehold improvements	3,852,910	3,842,967
	5,701,909	9,310,682
Less: accumulated depreciation and amortization	4,215,223	7,601,573
Property and equipment, net	$1,486,686	$1,709,109

Depreciation and amortization expense on property and equipment for the years ended March 31, 2013 and 2012 amounted to $657,730 and $617,535 respectively. The Company disposed of $4,044,080 worth of fully depreciated property and equipment during the year ended March 31, 2013.

(4)	Union Capital Financing

Overview:

On December 15, 2009, the Company consummated a $5.0 million financing led by an investment vehicle organized by Union Capital Corporation (“UCC”). In the financing, the Company issued $2.5 million in aggregate principal amount of Secured Notes which were repaid in full in November 2011, $2.5 million in aggregate stated value of Series D Preferred Stock initially convertible into 5,319,149 shares of Common Stock, and Warrants to purchase 2,456,272 shares of Common Stock (“Warrants”). As a condition to its participation in the financing, UCC required that certain of our directors, officers and employees (“Management Buyers”) collectively purchase $735,000 of the financial instruments on the same terms and conditions as the lead investor. Aggregate amounts above are inclusive of Management Buyers amounts.

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

The Company evaluated the terms and conditions of the Secured Notes under the guidance of ASC 815, Derivatives and Hedging. The terms of the Secured Notes that qualified as a derivative instrument were (i) a written put option which allows the holders of the Secured Notes to accelerate interest and principal (effectively forcing an early redemption of the Secured Notes) in the event of certain events of default, including a change of control of the Company, and (ii) the holders’ right to increase the interest rate on the Secured Notes by 4% per year in the event of a suspension from trading of the Company’s Common Stock or an event of default. Pursuant to ASC 815-15-25-40, put options that can accelerate repayment of principal meet the requisite criteria of a derivative financial instrument. In addition, as addressed in ASC 815-15-25-41, for a contingently exercisable put to be considered clearly and closely related to the relevant instrument and not constitute a separate derivative financial instrument, it can be indexed only to interest or credit risk. In this instance, the put instruments embedded in the Secured Notes were indexed to events that were not related to interest or credit risk, namely, a change of control of the Company, and suspension of trading of the Company’s Common Stock. Accordingly, these features were not considered clearly and closely related to the Note, and bifurcation was necessary.

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

The Company’s Secured Notes, Warrant derivative liability, Put option derivative and Series D Preferred Stock are classified within Level 3 of the fair value hierarchy as they are valued using unobservable inputs including significant assumptions of the Company and other market participants. In November, 2011, in conjunction with the Company obtaining a bank credit facility (see Note 5), the Company repaid in full the remaining $2 million of principal then outstanding under the Secured Notes.

There were no transfers between Level 1 and Level 2, or transfers in and out of Level 3 during the twelve months ended March 31, 2013 and 2012.

Except for those assets and liabilities which are required by authoritative guidance to be recorded at fair value in the Company’s balance sheet, the Company has elected not to record any other assets and liabilities at fair value.

The following tables present the Company’s instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

	Fair Value Measurements as of March 31, 2012
	Total	Level 1	Level 2	Level 3
Instruments:
Warrants	$3,005,319	$—	$—	$3,005,319
Series D Preferred Stock	2,569,347	—	—	2,569,347
Total Instruments	$5,574,666	$—	$—	$5,574,666

	Fair Value Measurements as of March 31, 2013
	Total	Level 1	Level 2	Level 3
Instruments:
Warrants	$4,664,894	$—	$—	$4,664,894
Series D Preferred Stock	3,132,882	—	—	3,132,882
Total Instruments	$7,797,776	$—	$—	$7,797,776

The following table presents the changes in Level 3 Instruments measured at fair value on a recurring basis for the twelve months ended March 31, 2013 and 2012:

	Total	Secured Notes	Warrants	Put Derivative	Series D Preferred Stock

Balances at, March 31, 2011	$7,345,500	$2,500,000	$2,837,143	$5,272	$2,003,085
Fair value adjustments	162,904	—	168,176	(5.272)	—
Payments of debt	(2,500,000)	(2,500,000)	—	—	—
Accretion	566,262	—	—	—	566,262
Balances at, March 31, 2012	5,574,666	—	3,005,319	—	2,569,347
Fair value adjustments	1,659,575	—	1,659,575	—	—
Accretion	563,535	—	—	—	563,535
Balances at, March 31, 2013	$7,797,776	$—	$4,664,894	$—	$3,132,882

The fair value adjustments recorded for Warrants and Put Derivative are reported separately in the Statement of Operations, the discount amortization on Secured Notes is reported in interest expense, and accretion on Series D Preferred Stock is recorded to the accumulated deficit.

(5)	Bank Credit Facility

On November 23, 2011, the Company entered into a Loan and Security Agreement with TD Bank, N.A. (the “Bank”), pursuant to which it was provided with a $4.0 million revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility are secured by substantially all of Company’s assets and have been guaranteed by the Company’s subsidiaries.

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
29

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

At March 31, 2013, the Company had no borrowings outstanding under the Credit Facility and availability of $3,198,000.

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

(6)	Redeemable Preferred Stock

Redeemable preferred stock consists of the following as of March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Series D Convertible Participating Preferred Stock, par value $0.001, stated value $1.00, 2,500,000 shares designated, 2,500,000 shares issued and outstanding at March 31, 2013; redemption and liquidation value $3,732,681 at March 31, 2013	$3,132,882	$2,569,347

The Series D Preferred Stock is subject to accretion to its redemption value, through charges to equity, over the period from issuance to the contractual redemption date, discussed in Note 4, above, using the effective interest method. The redemption value is determined based upon the stated redemption amount of $1.00 per share, plus an accretion amount, more fully discussed below. For the years ended March 31, 2013 and 2012, accretion amounted to $563,535 and $566,262, respectively.

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

	Total	Warrant Derivative	Put Derivative
Balances at April 1, 2011	$2,842,415	$2,837,143	$5,272
Fair value adjustments	162,904	168,176	(5,272)
Balances at March 31, 2012	3,005,319	3,005,319	—
Fair value adjustments	1,659,575	1,659,575	—
Balances at March 31, 2013	$4,664,894	$4,664,894	$—

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
(i) Stock Options

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended so as to increase the number of shares of Common Stock available under the plan to 1,250,000. In September 2008, the 2002 Plan was amended to increase the number of shares of Common Stock available under the plan to 1,650,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Committee of the Board of Directors. At March 31, 2013, there were 70,000 options, expiring from April 2015 through September 2017, issued under the 2002 Plan that remained outstanding. The 2002 Plan terminated on June 30, 2012.

On March 25, 2010, the stockholders of the Company approved the ‘mktg, inc.’ 2010 Equity Incentive Plan (the “2010 Plan”), under which 3,000,000 shares of Common Stock have been set aside and reserved for issuance. The 2010 Plan provides for the granting to our employees, officers, directors, consultants and advisors of stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights, restricted stock units and other performance stock awards. The 2010 Plan is administered by the Compensation Committee of the Board of Directors.  The exercise price per share of a stock option, which is determined by the Compensation Committee, may not be less than 100% of the fair market value of the common stock on the date of grant. For non-qualified options the term of the option is determined by the Compensation Committee. For incentive stock options the term of the option is not more than ten years. However, if the optionee owns more than 10% of the total combined voting power of the Company, the term of the incentive stock option will be no longer than five years. The 2010 Plan automatically terminates on February 22, 2020, unless it is terminated earlier by a vote of the Company’s stockholders or the Board of Directors; provided, however, that any such action does not affect the rights of any participants of the 2010 Plan. In addition, the 2010 Plan may be amended by the stockholders of the Company or the Board of Directors, subject to stockholder approval if required by applicable law or listing requirements. At March 31, 2013, there were options to purchase 2,455,428 shares of Common Stock, expiring May 2020, issued under the 2010 Plan that remained outstanding. Any option under the 2010 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of March 31, 2013, the Company had options or other awards for 45,135 shares of Common Stock available for grant under the 2010 Plan.

The maximum contractual life for any of the options is ten years. The Company uses the Black-Scholes model to estimate the value of stock options granted under FASB guidance. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of options.

A summary of option activity under all plans as of March 31, 2013, and changes during the two-year period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term	Aggregate intrinsic value

Balance at March 31, 2011	$0.60	3,048,677	8.55	$701,196
Granted	—	—
Exercised	—	—
Canceled	$2.08	(234,375)

Balance at March 31, 2012	$0.56	2,814,302	8.06	$1,328,393
Granted	—	—
Exercised	$0.43	(144,437)
Canceled	$0.43	(144,437)
Balance at March 31, 2013 (vested and expected to vest)	$0.49	2,525,428	7.05	$2,171,868
Exercisable at March 31, 2013	$0.54	1,297,716	7.16	$1,051,150
31

Total unrecognized compensation cost related to vested and expected to vest options at March 31, 2013 amounted to $185,486 and is expected to be recognized over a weighted average period of 1.17 years. Total compensation cost for all outstanding option awards for the years ended March 31, 2013 and 2012 amounted to $162,106 and $177,696, respectively.

(ii) Warrants

At March 31, 2013 and March 31, 2012 there were warrants outstanding to purchase 2,456,272 shares of common stock at a price of $.001 per share, which were issued in the December 2009 financing and expire December 15, 2015. The aggregate intrinsic value of the warrants outstanding at March 31, 2013 and March 31, 2012 was $3,313,511 and $2,257,314, respectively.

(iii) Restricted Stock

During the years ended March 31, 2013 and 2012, the Company awarded 160,000 and 250,500 shares of Common Stock initially subject to forfeiture (“restricted stock”) pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements under the Company’s 2010 Plan.

As of March 31, 2013 the Company had awarded 1,185,571 shares (net of forfeited shares) of restricted stock under the Company’s 2002 Plan, 355,000 shares (net of forfeited shares) of restricted stock under the Company’s 2010 Plan, and 189,767 shares (net of forfeited shares) of restricted stock that were not issued under the Company’s 2002 or 2010 Plans. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at their respective grant dates amount to approximately $2,612,944 and is recognized ratably as compensation expense over the vesting periods. The shares of restricted stock granted pursuant to such agreements vest in various tranches over one to five years from the date of grant.

The shares awarded to employees under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

A summary of all non-vested stock activity as of March 31, 2013, and changes during the two years then ended is presented below:

	Weighted average grant date fair value	Number of shares	Aggregate Intrinsic Value	Weighted average remaining contractual term

Unvested at March 31, 2011	$1.96	500,845	$415,701	2.62

Awarded	$0.71	250,500
Vested	$2.05	(149,490)
Forfeited	$1.21	(20,000)

Unvested at March 31, 2012	$1.62	581,855	$535,307	2.06

Awarded	$0.90	160,000
Vested	$1.87	(197,739)
Forfeited	$0.88	(58,500)

Unvested at March 31, 2013	$1.36	485,616	$655,582	1.70

Total unrecognized compensation cost related to unvested stock awards at March 31, 2013 amounted to $321,355 and is expected to be recognized over a weighted average period of 1.70 years. Total compensation cost for the stock awards amounted to $280,009 and $266,580 for the years ended March 31, 2013 and 2012, respectively.

(9)	Income Taxes

The components of the provision (benefit) for income taxes from continuing operations for the years ended March 31, 2013 and 2012 are as follows:

	2013	2012
Current:
State and local	$158,000	$138,000
Federal	70,333	72,000
	228,333	210,000
Deferred:
State and local	171,501	257,017
Federal	1,420,753	1,373,893
Change in valuation allowance	—	(3,413,936)
	1,592,254	(1,783,026)

	$1,820,587	$(1,573,026)

The differences between the provision (benefit) for income taxes from continuing operations computed at the federal statutory rate and the reported amount of tax expense attributable to income from continuing operations before provision (benefit) for income taxes for the years ended March 31, 2013 and 2012 are as follows:

	2013	2012
Statutory federal income tax	34.0%	34.0%
State and local taxes, net of federal benefit	9.1	6.3
Permanent differences	21.4	4.2
Alternative minimum tax	(6.3)	3.6
Valuation allowance	—	(89.2)
Other	1.8	—
Effective tax rate	60.0%	(41.1%)

The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in the deferred tax assets and liability are as follows:

	2013	2012
Deferred tax assets (liability):
Current:
Allowance for doubtful accounts	$126,839	$126,839
Accrued compensation	647,299	678,857
	$774,138	$805,696
Non-current:
Assets:
Depreciation on fixed assets	$124,838	$48,584
Amortization on intangible asset	407,464	321,682
Net operating loss carryforwards	1,169,280	2,455,533
Share-based payment arrangements	206,843	237,994
Other	504,075	282,081
	$2,412,500	$3,345,874
Liability:
Goodwill, principally due to differences in amortization	$(2,995,866)	$(2,368,544)
	$(2,995,866)	$(2,368,544)

Net deferred tax asset	$190,772	$1,783,026
33

At March 31, 2013, the Company had federal net operating loss carry-forwards of approximately $2,578,000 that begin to expire on March 31, 2029, as follows:

Fiscal Year End	Amount
2029	$1,163,000
2030	1,415,000
$2,578,000

As of March 31, 2013 and 2012, the Company did not have any unrecognized tax benefit or open tax positions. It is the Company’s practice to include interest and penalties in tax expense. As of March 31, 2013 and 2012, the Company had no accrued interest or penalties related to income tax matters included in its provision for income taxes.

The Company currently has no federal or state tax examinations in progress and is no longer subject to federal and state income tax audits by taxing authorities for years prior to March 2010.

(10)	Significant Customers

For each of the years ended March 31, 2013 and 2012, Diageo North America, Inc. (“Diageo”) accounted for approximately 62% of the Company’s revenues. At March 31, 2013 and 2012, Diageo accounted for 55% and 61%, respectively, of the Company’s accounts receivable. For the years ended March 31, 2013 and 2012, our second largest customer accounted for approximately 15% and 11% of the Company’s revenue, respectively. At March 31, 2013 and 2012, this customer accounted for 17% and 13% respectively, of the Company’s accounts receivable.

(11)	Employee Benefit Plan

The Company has a savings plan available to substantially all salaried employees which is intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Pursuant to the 401(k) Plan, employees may contribute up to 15% of their eligible compensation, up to the maximum amount allowed by law. The Company at its sole discretion may from time to time make discretionary matching contributions as it deems advisable. The Company’s current policy is to match its employee’s contributions to the 401(k) Plan at the rate of 50%, with the maximum matching contribution per employee being the lower of 2.5% of salary or $6,250 in any calendar year. For the years ended March 31, 2013 and 2012, the Company made discretionary contributions of approximately $208,000 and $183,000, respectively.

(12)	Leases

The Company has several non-cancelable operating leases, primarily for property, that expire through November 2016. Rent expense for the years ended March 31, 2013 and 2012 amounted to approximately $1,751,000 and $1,570,000, respectively. Future non-cancelable minimum lease payments under all of the leases as of March 31, 2013 are as follows:

Year ending March 31,

2014	$1,905,000
2015	1,948,000
2016	692,000
2017	107,000
2018	—
Thereafter	—
$4,652,000
(13)	Employment Agreements

In June 2008, upon the acquisition of mktgpartners the Company employed Charles Horsey, the principal member of mktgpartners, as its Chief Operating Officer. The Company subsequently entered into a three-year employment agreement with Mr. Horsey upon his appointment as the Company’s President. In May 2010, the Company further amended the agreement so that Mr. Horsey serves as the Company’s Chief Executive Officer in addition to its President. The employment agreement, as amended, expires April 1, 2014, currently provides for an annual base salary of $390,000, and an annual bonus targeted at 60% of the base salary. Pursuant to the employment agreement, in the event that Mr. Horsey’s employment is terminated by the Company without “Cause” or by Mr. Horsey for “Good Reason,” Mr. Horsey will be entitled to severance pay equal to twelve months of his then base salary plus $100,000.

(14)	Related Party Transactions

Charles Horsey, who was not then employed by the Company, but who is currently its Chairman of the Board, President and Chief Executive Officer, was mktgpartners’ principal member. In July 2009, following the approval of the Company’s Audit Committee, which was based on mktgpartners’ performance following the acquisition and other relevant factors, the cash of $750,000 that was placed into escrow at the time of the acquisition was released to mktgpartners. In addition, the entire share consideration consisting of 332,226 shares of common stock was released to mktgpartners in January 2010. As a condition to their participation in the December 2009 Stock financing, Union Capital required that directors, officers and employees collectively purchase $735,000 of the securities issued in the financing on the same terms and conditions as Union Capital. Directors, officers and employees participating in the financing included Marc Particelli, the Chairman of the Board of the Company at that time, who invested $500,000 in the financing, and Charles Horsey, who invested $200,000 in the financing. As a result of their respective investments, Mr. Particelli was issued a Senior Note in the principal amount of $250,000, 250,000 shares of Series D Preferred Stock and a Warrant to purchase 245,627 shares of Common Stock; and Mr. Horsey was issued a Senior Note in the principal amount of $100,000, 100,000 shares of Series D Preferred Stock and a Warrant to purchase 98,251 shares of Common Stock.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluates the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In accordance with these standards, management assessed and tested, on a sample basis, the Company’s internal control over financial reporting. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to each Director and executive officer of the Company.

DIRECTORS

Charles Horsey Age: 45 Director since March 2009; Chairman of the Board, Chief Executive Officer and President	Mr. Horsey was appointed as Chairman of the Board of the Company on August 1, 2012. Mr. Horsey has served as the Company’s Chief Executive Officer since May 12, 2010 and as its President since March 1, 2009, and previously served as the Company’s Chief Operating Officer from December 22, 2008 until his appointment as President. Mr. Horsey originally joined the Company as an Executive Vice President on June 30, 2008 upon the Company’s acquisition of 3 For All Partners, LLC d/b/a mktgpartners (“mktgpartners”). Mr. Horsey helped found mktgpartners in 2003 and served as its Chief Executive Officer from January 2007 until it was acquired by the Company. Previously, from 1992 until co-founding mktgpartners, Mr. Horsey held various positions in the Contemporary Marketing division of Clear Channel Communications, Inc., culminating with his appointment as Chief Executive Officer of that division. We believe that Mr. Horsey’s industry experience and service as our Chief Executive Officer qualify him to serve on our Board.

Reis L. Alfond(1) Age: 32 Director since January 2012	Mr. Alfond has been the Vice President of Union Capital Corporation since 2010, having joined Union Capital in 2007 as an analyst. Mr. Alfond began his career as a consultant at the Strategic Decision Group. During his tenure at Union Capital, he has completed leveraged buyout transactions and managed portfolio investments in the, marketing services, commercial and digital printing, direct mail and food industries. We believe that Mr. Alfond’s extensive business and management experience qualifies him to serve on our Board.

Richard L. Feinstein Age: 70 Director since January 2010	Retired partner of KPMG LLP, and currently a private consultant providing management and financial advice to clients in a variety of industries. From April 2004 to December 2004, Mr. Feinstein, as a consultant, served as Chief Financial Officer for Image Technology Laboratories, Inc., a developer and provider of radiological imaging, archiving and communications systems. From December 1997 to October 2002, Mr. Feinstein was a Senior Vice President and Chief Financial Officer for The Major Automotive Companies, Inc., formerly a diversified holding company, but now engaged solely in retail automotive dealership operations. Since September 2010, Mr. Feinstein, as a consultant, serves as Chief Financial Officer for Amertrans Capital Corporation, a closed-end investment company. From April 2003 to May 2011, Mr. Feinstein served as a director of EDGAR Online, Inc. He also serves as a director and chief financial officer of USA Fitness Corps, a not-for-profit using the services of returning veterans to provide fitness training to children who are at risk for obesity. Mr. Feinstein, a Certified Public Accountant, received a B.B.A. degree from Pace University. We believe that Mr. Feinstein’s extensive financial accounting and auditing experience qualifies him to serve on our Board.

Jay F. Landauer(1) Age: 35 Director since August 2012	Mr. Landauer was appointed to the Board on August 1, 2012. Mr. Landauer is currently a Partner at Union Capital Corporation, having joined Union Capital in 2004 as an associate. Prior to joining Union Capital, Mr. Landauer worked in corporate development at a publicly held medical device company reporting to the CEO and CFO as well as managing and facilitating the sale of a small company. During his tenure at Union Capital, he has completed leveraged buyout transactions, public company investments, distressed investments as well as managing portfolio investments in the marketing services, commercial and digital printing, direct mail and food industries. He received his MBA from MIT’s Sloan School of Management and a BBA from Baruch College where he received the top award in finance. He has also served as a past president of the MIT Sloan Club of New York. We believe that Mr. Landauer’s extensive business and management experience qualifies him to serve on our Board.

Marc C. Particelli Age: 68 Director since February 2005	Chairman of the Board of the Company from July 12, 2006 until August 12, 2010, and its interim President and Chief Executive Officer from July 12, 2006 until October 9, 2006. Mr. Particelli was the Chief Executive Officer of Modem Media, an interactive marketing services firm, from January 1991 until its acquisition by Digitas Inc. in October 2004, and more recently, from August 2005 until March 2006, he was the Chief Executive Officer of TSM Corporation, a telecommunications company serving the Hispanic market. Earlier, Mr. Particelli was a partner at Oak Hill Capital Management, a private equity investment firm, and managing director at Odyssey Partners L.P., a hedge fund. Prior to entering the private equity business, Mr. Particelli spent 20 years with Booz Allen where he helped create the Marketing Industries Practice and led its expansion across Europe, Asia and South America. Mr. Particelli also currently serves as a director of and investor in several private companies, and as an advisor to several private equity firms. Mr. Particelli presently serves as a director of CIN Legal Data Services. We believe that Mr. Particelli’s business and industry experience, as well as his prior experience with the Company, qualify him to serve on our Board.

EXECUTIVE OFFICERS

Paul Trager Age: 53 Chief Financial Officer	Mr. Trager, a Certified Public Accountant, has served as the Company’s Chief Financial Officer since April 1, 2011. Mr. Trager originally joined the Company as a Senior Vice President – Financial Planning and Analysis on June 30, 2008 upon the Company’s acquisition of mktgpartners, and had served as mktgpartners’ Chief Financial Officer from March 2007 until it was acquired by the Company. Previously, from May 2005 until joining mktgpartners, Mr. Trager was an Aarons Rents franchise owner. Prior to May 2005, Mr. Trager was a partner in the accounting firm Weinick Sanders Leventhal &Co.

James R. Haughton Age: 54 Senior Vice President – Controller	Mr. Haughton, a Certified Public Accountant, has been employed by the Company in its finance and accounting department since November 2007, and has been its Senior Vice President – Controller since March 1, 2009. Previously, from October 2005 to June, 2007 Mr. Haughton was the Chief Financial Officer of National Retail Services, Inc., a full service provider of merchandising and retail marketing services. Prior to that, from January 2002 to October 2005, Mr. Haughton was a regional Chief Financial Officer at Euro-RSCG Worldwide, a global advertising and communications company.

(1) Messrs. Alfond and Landauer were appointed to the Board as the nominees of the holders of the Series D Preferred Stock. Pursuant to the certificate of designations designating the Series D Preferred Stock, so long as at least 25% of the shares of Series D Preferred Stock issued at the closing of the December 2009 financing are outstanding, the holders of the Series D Preferred Stock as a class have the right to designate two members of the Board of Directors, and so long as at least 15% but less than 25% of the shares of Series D Preferred Stock issued at the closing are outstanding, the holders of the Series D Preferred Stock will have the right to designate one member of our Board of Directors.

Audit Committee

The Company has an Audit Committee currently composed of Richard L. Feinstein (Chairman) and Marc C. Particelli. The Board of Directors has determined that Richard L. Feinstein is an “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K and is independent as defined in Nasdaq Listing Rule 5605(a)(2).

Compliance With Section 16(a) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and Directors and persons who own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. To the Company’s knowledge, based solely on a review of the Forms 3, 4, and 5 submitted to the Company during and with respect to Fiscal 2013, there were no known failures to file a required Form 3, 4 or 5, and no known late filings of a required Form 3, 4 or 5 by any person required to file such forms with respect to the Company pursuant to Section 16 of the Exchange Act.

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

Our compensation arrangements with those persons who served as our executive officers for all or part of Fiscal 2013 primarily reflect the individual circumstances surrounding the applicable executive officer’s hiring or appointment, as reflected in the employment agreements we entered into with those persons. The foregoing information is intended to provide context for the discussion that follows regarding our compensation arrangements with those persons who served as our executive officers for all or part of Fiscal 2013.

Compensation Philosophy

Our compensation programs are designed to align compensation with business objectives and performance metrics, enabling us to reward executives and other key employees who contribute to and maximize shareholder value. Our compensation strategy will utilize multiple compensation vehicles to balance institutional affordability and the ability to hire and retain top talent. Consistent with the foregoing, the Compensation Committee subscribes to the following principles:

•	We believe that the most effective compensation strategies are simple in design, straightforward in application and easy to communicate to management, investors and participants.
•	We will reward key talent who directly contribute to the achievement of our core business objectives, based upon evaluation of specific, measurable performance goals.
•	We believe that an incentive compensation award should be first dependent upon the profitability and performance of the company and second upon an individual’s achievement of measurable personal goals that are directly aligned with the company’s strategic and operational goals.
•	We believe that base salary should be the fixed portion of executive compensation and should be used to compensate individuals for expected, day-to-day performance.
•	We believe that the variable portion of executive compensation should consist of cash and equity (or equity-like) incentives, to be determined annually and tied directly to performance measures and executive retention.

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
38

•	cash bonuses; and
•	equity compensation, generally in the form of stock options and awards of restricted stock.

Management Bonus Plan

On May 12, 2010, upon the recommendation of the Company’s Compensation Committee, the Company’s Board of Directors approved a Management Bonus Plan. Pursuant to the Management Bonus Plan, the Company’s Chief Executive Officer and other employees of the Company selected by him are eligible to be paid annual cash bonuses from a bonus pool. The bonus pool is only funded to the extent specified EBITDA thresholds approved of by the Company’s Board of Directors are achieved, and the actual amount of the bonus pool in each year (if any) is determined by the amount by which such thresholds are exceeded. For Fiscal 2013, 86% of the bonus pool was funded as a result of the Company’s performance for the fiscal year.

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

Equity Compensation

Chief Executive Officer

Upon his initial employment with the Company in connection with the acquisition of mktgpartners in June 2008, the Committee approved the award to Mr. Horsey of 69,767 shares of Common Stock under a Restricted Stock Agreement vesting over a five-year period. In addition, the Committee approved an award to Mr. Horsey of an additional 30,233 shares of restricted Common Stock upon Mr. Horsey’s appointment as Chief Operating Officer in December 2008, and an additional 100,000 shares of restricted Common Stock upon his appointment as President in March 2009. Subsequently, in May 2010, following the approval of the Committee, Mr. Horsey was granted an option to purchase 953,284 shares of Common Stock at an exercise price of $0.43 per share, with such option vesting over four years and subject to the achievement of EBITDA targets set by the Board of Directors. Finally, in May 2012, the Committee approved the award to Mr. Horsey of 67,500 shares of Common Stock under a Restricted Stock Agreement vesting over a four-year period.

Chief Financial Officer

In May 2012, the Committee approved the award to Mr. Trager of 35,000 shares of Common Stock under a Restricted Stock Agreement vesting over a four-year period.

Senior Vice President - Controller

In connection with his appointment as Senior Vice President – Controller, Chief Accounting Officer in March 2009, the Committee approved the award to Mr. Haughton of 25,000 shares of restricted Common Stock vesting over a five-year period. In addition, in May 2010, following the approval of the Committee, Mr. Haughton was granted an option to purchase 144,437 shares of Common Stock at an exercise price of $0.43 per share, with such option vesting over four years and subject to the achievement of EBITDA targets set by the Board of Directors. Subsequently, in May 2012, the Committee approved the award to Mr. Haughton of 35,000 shares of Common Stock under a Restricted Stock Agreement vesting over a four-year period.

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

SUMMARY COMPENSATION TABLE

The following table shows compensation awarded to or earned by Charles Horsey, the Company’s Chairman of the Board, Chief Executive Officer and President; Paul Trager, the Company’s Chief Financial Officer and James R. Haughton, the Company’s Senior Vice President – Controller and Principal Financial Officer during Fiscal 2013 (together, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards(1) ($)	Option Awards (2) ($)	NonEquity Incentive Plan Compensation (3) ($)	All Other Compensation ($)		Total ($)
Charles Horsey, Chairman of the Board, Chief Executive Officer, President	2013	$376,507	$60,750	$—	$200,315	$9,542	(5)	$647,114
	2012	$365,541	$—	$—	$208,843	$7,267	(5)	$581,651

Paul Trager, Chief Financial Officer (4)	2013	$271,127	$31,500	$—	$85,315	$7,214	(6)	$395,156
	2012	$260,699	$—	$—	$90,316	$5,795	(6)	$356,810

James R. Haughton, Senior Vice President – Controller	2013	$213,704	$31,500	$—	$40,272	$5,334	(6)	$290,810
	2012	$205,485	$—	$—	$50,338	$5,898	(6)	$261,721
(1)	The value of stock awards granted to the Named Executive Officers has been estimated pursuant to FASB ASC Topic 718. The Named Executive Officers will not realize the estimated value of these awards in cash until these awards are vested and sold. For information regarding our valuation of awards of restricted stock, see “Restricted Stock” in Note 8 of our financial statements.

(2)	The value of options granted to the Named Executive Officers has been estimated pursuant to FASB ASC Topic 718. The Named Executive Officers will not realize the estimated value of these awards in cash unless and until the options are exercised and the shares issuable thereunder are sold for a price in excess of the exercise price. For information regarding our valuation of awards of options, see “Stock Options” in Note 8 of our financial statements.

(3)	Amounts are payable under our Management Bonus Plan based on the achievement of EBITDA targets set for the applicable fiscal year, and for Mr. Horsey includes a special bonus of $40,000 for fiscal 2013 and $55,000 for fiscal 2012.

(4)	Was appointed Chief Financial Officer on April 1, 2011 and was not previously a Named Executive Officer.
(5)	Consists of 401(k) matching contributions and a term life insurance premium.
(6)	Consists of 401(k) matching contributions.
40

Outstanding Equity Awards at March 31, 2013
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of shares or Units of Stock That Have Not Vested (2) (#)	Market Value of shares or Units of Stock That Have Not Vested ($)

Charles Horsey	0	953,284	$0.43	4/1/2020	87,500	$118,100
Paul Trager	0	202,212	$0.43	4/1/2020	56,338	$76,100
James R. Haughton	0	144,437	$0.43	4/1/2020	45,000	$60,800
(1)	These options vest in quarterly installments of 25% on each of April 1, 2011, April 1, 2012, April 1, 2013, and April 1, 2014, provided that other than the first 25% that vested on April 1, 2011, all vesting is subject to the achievement of EBITDA targets set forth in the grant notices for these options.
(2)	The 87,500 shares of restricted Common Stock held by Mr. Horsey that had not vested as of March 31, 2013 vest as follows: (i) 13,954 shares vest on June 30, 2013, (ii) 6,046 shares vest on March 1, 2014, (iii) 16,875 shares vest on May 7, 2013, (iv) 16,875 shares vest on May 7, 2014, (v) 16,875 shares vest on May 7, 2015, and (vi) 16,875 shares vest on May 7, 2016. The 56,338 shares of restricted Common Stock held by Mr. Trager that had not vested as of March 31, 2013 vest as follows: (i) 5,000 shares vest on March 1, 2014, (ii) 1,661 shares vest on June 30, 2013, (iii) 6,339 shares vest on July 1, 2013, (iv) 6,338 shares vest on July 1, 2014, (v) 2,000 shares vest on November 11, 2013, (vi) 8,750 shares vest on May 7, 2013, (vii) 8,750 shares vest on May 7, 2014, (viii) 8,750 shares vest on May 7, 2015, and (ix) 8,750 shares vest on May 7, 2016. The 45,000 shares of restricted Common Stock held by Mr. Haughton that had not vested as of March 31, 2013 vest as follows: (i) 5,000 shares vest on March 1, 2014, (ii) 3,000 shares vest on November 11, 2013, (iii) 2,000 shares vest on August 6, 2013, (iv) 8,750 shares vest on May 7, 2013, (v) 8,750 shares vest on May 7, 2014, (vi) 8,750 shares vest on May 7, 2015, and (vii) 8,750 shares vest on May 7, 2016.

Executive Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Charles Horsey. On June 30, 2008, the Company entered into an Employment Agreement with Mr. Horsey in connection with the acquisition of mktgpartners. The Employment Agreement was subsequently amended upon Mr. Horsey’s promotion to Chief Operating Officer and again in May 2010. Pursuant to the Employment Agreement, as amended:

•	Mr. Horsey is currently entitled to a base salary of $390,000 per annum.
•	Mr. Horsey’s target bonus is 60% of his base salary. Such bonus is contingent on achieving EBITDA targets approved of by the Company’s Board of Directors.
•	The term of Mr. Horsey’s employment is until April 1, 2014.
•	In the event of the termination of his employment by the Company other than for “Cause” or by Mr. Horsey for “Good Reason” (as such terms are defined in the employment agreement), Mr. Horsey will be entitled to severance payments equal to 12 months of his then base salary, plus $100,000.

Paul Trager. Mr. Trager is currently employed with the Company pursuant to a letter agreement under which he is compensated by the Company at the rate of $298,200 per annum and eligible to receive an annual bonus targeted at 30% of base salary. Pursuant to an agreement we entered into with Mr. Trager, Mr. Trager is entitled to severance payments equal to six months of his then base salary if he is terminated other than for “Cause.”

James R. Haughton. Mr. Haughton is currently employed with the Company pursuant to a letter agreement under which he is compensated by the Company at the rate of $220,100 per annum and eligible to receive an annual bonus targeted at 40% of base salary. In addition, Mr. Haughton is entitled to six months notice prior to termination if he is terminated other than for “Cause.”

Compensation of Directors

The following table shows for the Fiscal 2013 certain information with respect to the compensation of all non-employee directors of the Company.

Name	Fees Earned or Paid in Cash ($)	All other compensation ($)	Total ($)
Marc C. Particelli (1)	$39,000	—	$39,000
Richard L. Feinstein	$39,000	—	$39,000
Reis L. Alfond (2)	$—	—	$—
Jay F. Landauer(2)	$—	—	$—

(1)	At March 31, 2013, Mr. Particelli held options to purchase an aggregate of 70,000 shares of Common Stock.

(2)	Messrs. Alfond and Landauer are affiliates of Union Capital Corporation and serve on our Board as the designees of the holders of the Series D Preferred Stock. As such, they do not receive cash compensation for their service on our Board. However, pursuant to a management consulting agreement we entered into with Union Capital, Union Capital provides us with management advisory services. We currently pay Union Capital a fee of $62,500 per year for such services. We also pay Union Capital $62,500 per year for the service of their employees on our Board of Directors.

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

Compensation Committee Interlocks and Insider Participation

None of the current members of the Compensation Committee have been, or are, an officer or employee of the Company. During Fiscal 2013, none of our executive officers served as a member of the Board of Directors or compensation committee (or other committee performing equivalent functions) of any entity that had one or more executive officers serving as a member of our Board of Directors.

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

The following table sets forth certain information as of May 31, 2013 with respect to stock ownership of (i) those persons or groups known to the Company to beneficially own more than 5% of the Company’s outstanding Common Stock, (ii) each of the Company’s Directors and executive officers named in the summary compensation table, and (iii) the Company’s Directors and executive officers as a group. Unless otherwise indicated, the named beneficial owner has sole voting and investment power with respect to the shares.

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)

(i)	Beneficial Owners of More Than 5% of the Common Stock (Other
	Than Directors, Nominees and Executive Officers)

	UCC-mktg Investment, LLC	6,632,434	(2)	43.4%
	UCC-mktg Partners, LLC
	c/o Union Capital Corporation
	445 Park Avenue, 14th Floor
	New York, NY 10022

	James C. Marlas	6,819,593	(3)	44.6%
	c/o Union Capital Corporation
	445 Park Avenue, 14th Floor
	New York, NY 10022

	Rutabaga Capital Management	843,873	(4)	9.8%
	64 Broad Street, 3rd Floor
	Boston, MA 02109

(ii)	Directors, Nominees and Executive Officers

	Charles Horsey	1,477,570	(5)	15.3%
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

	Reis L. Alfond	0	(6)	*
	c/o Union Capital Corporation
	445 Park Avenue, 14th Floor
	New York, NY 10022

	Richard L. Feinstein	10,000		*
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

	Jay Landauer	0	(7)	*
	c/o Union Capital Corporation
	445 Park Avenue, 14th Floor
	New York, NY 10022

	Marc C. Particelli	1,248,787	(8)	13.3%
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

	Paul Trager	261,046	(9)	3.0%
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

	James R. Haughton	198,312	(10)	2.3%
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

(iii)	All Directors and Executive Officers as a Group (8 persons)	18,469,597	(11)	53.2%
*	Less than 1%.
(1)	All information was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission or otherwise available to the Company, and based on 8,552,345 shares of Common Stock on May 31, 2011.
(2)	Based solely on a Schedule 13D/A filed with the SEC on April 15, 2010. Consists of 4,537,234 shares of Common Stock issuable upon conversion of 2,132,500 shares of Series D Preferred Stock and 2,095,000 shares of Common Stock issuable upon exercise of warrants held directly by UCC-mktg Investment, LLC, which is managed by UCC-mktg Partners, LLC (“UCC Partners”). James C. Marlas, as Managing Director and member of UCC Partners, has voting and investment control over these shares.
43

(3)	Based solely on a 13D/A filed with the SEC on April 15, 2010. Consists of shares of Common Stock held directly by UCC-mktg Investment, LLC as disclosed in note (2) above, as well as (i) 152,159 shares of Common Stock owned by the James C. Marlas 2007 Charitable Remainder UniTrust, of which Mr. Marlas and his wife are the lifetime beneficiaries and Mr. Marlas is the sole trustee; (ii) 15,000 shares of Common Stock owned by the James C. Marlas Revocable Trust dated 11/09/07, of which Mr. Marlas is the sole owner and beneficiary; and (iii) 20,000 shares of Common Stock owned by an individual retirement account for the benefit of Mr. Marlas.
(4)	Based solely on a Schedule 13G/A filed with the SEC on February 15, 2013.
(5)	Includes 70,625 shares of restricted stock that are subject to forfeiture, 212,766 shares of Common Stock issuable upon conversion of 100,000 shares of Series D Preferred Stock, and warrants to purchase 98,251 shares of Common Stock. Does not include 238,321 shares of Common Stock issuable upon exercise of options that are not currently exercisable.
(6)	Mr. Alfond is a director and member of UCC Partners and disclaims beneficial ownership of the shares held by it.
(7)	Mr. Landauer is a director and member of UCC Partners and disclaims beneficial ownership of the shares held by it.
(8)	Includes 70,000 shares of Common Stock issuable upon exercise of immediately exercisable options, 478,723 shares of Common Stock issuable upon conversion of 225,000 shares of Series D Preferred Stock, warrants to purchase 221,064 shares of Common Stock, and 16,800 shares of Common Stock owned by Mr. Particelli’s IRA. Does not include Common Stock issuable upon conversion of 225,000 shares of Series D Preferred Stock and exercise of warrants to purchase 24,563 shares of Common Stock owned by the Marc C. Particelli 2006 Family Trust (the “Trust”) or 26,500 shares of Common Stock owned by the Trust. The beneficiaries of the Trust are Mr. Particelli’s children, and Mr. Particelli’s wife is a trustee of the Trust. Mr. Particelli disclaims beneficial ownership of the shares held by the Trust.
(9)	Includes 47,588 shares of restricted stock subject to forfeiture. Does not include 50,553 shares of Common Stock issuable upon exercise of options that are not currently exercisable.
(10)	Includes 36,250 shares of restricted stock subject to forfeiture. Does not include 36,109 shares of Common Stock issuable upon exercise of options that are not currently exercisable.
(11)	Includes 5,228,723 shares of Common Stock issuable upon conversion of Series D Preferred Stock, 1,044,950 shares of Common Stock issuable upon exercise of immediately exercisable options, 2,414,515 shares of Common Stock issuable upon exercise of immediately exercisable warrants and 154,463 shares of restricted stock subject to forfeiture.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

In March 2013, following the approval of our full Board, including our Audit Committee, we repurchased 301,121 shares of Common Stock at a price of $1.25 per share from John Benfield, who at that time was the holder of approximately 5.2% of our outstanding shares of Common Stock.

Director Independence

The Board of Directors has determined that each of Richard L. Feinstein and Marc C. Particelli is an “independent director” as defined in Nasdaq Listing Rule 5605(a)(2). The Board of Directors has also determined that each of the members of its Audit, Compensation and Nominating Committees meets the independence requirements applicable to those committees prescribed by the Nasdaq Listing Rules and the Securities and Exchange Commission, as currently in effect.

Item 14.	Principal Accounting Fees and Services.

Principal Accounting Firm Fees

The following table sets forth the aggregate fees billed to and accrued by the Company for Fiscal 2013 and Fiscal 2012 by ParenteBeard LLC.

	Fiscal 2013	Fiscal 2012
Audit Fees (for audit of annual financial statements and review of quarterly financial statements)	$268,000	$254,000
Tax Fees (for federal, State and local tax compliance and planning)	60.000	48,000
All Other Fees (1)	34,000	24,000
Total	$362,000	$326,000
(1)	For Fiscal 2013 and 2012, these fees relate to the audit of the Company’s 401(k) plan and nonrecurring non-attest special projects.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy requiring pre-approval by the Audit Committee of all services (audit and non-audit) to be provided to the Company by its independent auditor. In accordance with that policy, the Audit Committee approved all audit and non-audit services rendered to the Company by ParenteBeard LLC in Fiscal 2013 and Fiscal 2012 and has determined that the provision of non-audit services by such auditors was compatible with maintaining their independence.

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

46

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

10.14

Amendment No. 1 to Loan and Security Agreement, dated as of November 23, 2012, by and among ‘mktg, inc.’ and TD Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 11, 2012, filed with the Securities and Exchange Commission on December 14, 2012).

10.15

Standstill Agreement, dated as of November 23, 2011, by and among ‘mktg, inc.,’ TD Bank, N.A. and the holders of the Company’s Series D Preferred Stock (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 3, 2011, filed with the Securities and Exchange Commission on November 29, 2011).

14	Registrant’s Code of Ethics (incorporated by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, initially filed with the Securities and Exchange Commission on July 22, 2004).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2012, filed with the Securities and Exchange Commission on June 28, 2012).

23.1	Consent of ParenteBeard, LLC

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act.

101	The following financial statements from Registrant’s Annual Report on Form 10-K for the year ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Indicates a management contract or compensatory plan or arrangement
47

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

‘mktg, inc.’

By:	/s/ Charles W. Horsey
Charles W. Horsey
Chairman, Chief Executive Officer and President

Dated: June 24, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature and Title		Signature and Title

By:	/s/ Charles W. Horsey	By:	/s/ James R. Haughton
	Charles W. Horsey		James R. Haughton
	Chairman, Chief Executive Officer, President and Director		Senior Vice President - Controller
	(Principal Executive Officer)		(Principal Accounting Officer)

Dated: June 24, 2013		Dated: June 24, 2013

By:	/s/Richard L.Feinstein	By:	/s/ Paul Trager
	Richard L.Feinstein		Paul Trager
	Director		Chief Financial Officer
(Principal Financial Officer)
Dated: June 24, 2013		Dated: June 24, 2013

By:	/s/ Jay F. Landauer	By:	/s/ Marc C. Particelli
	Jay F. Landauer		Marc C. Particelli
	Director		Director

Dated: June 24, 2013		Dated: June 24, 2013

		By:	/s/ Reis L. Alfond
Reis L Alfond
Director

Dated: June 24, 2013
48