Form 10-Q
period 2013-06-30
'mktg, inc.'
filed 2013-08-01
CIK 886475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐                                                                                                                   No ☒

As of July 31, 2013, 8,863,105 shares of the Registrant’s Common Stock, par value $.001 per share, were outstanding.

INDEX

‘mktg, inc.’

PART I - FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements

‘mktg, inc.’

Condensed Consolidated Balance Sheets

June 30, 2013 (Unaudited) and March 31, 2013

	June 30, 2013	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$7,628,900	$11,239,835
Accounts receivable, net of allowance for doubtful accounts of $297,000 at June 30, 2013 and March 31, 2013	8,162,562	10,228,377
Unbilled contracts in progress	1,142,837	2,397,873
Deferred contract costs	882,796	1,023,460
Prepaid expenses and other current assets	403,216	253,999
Deferred tax asset	746,138	774,138
Total current assets	18,966,449	25,917,682

Property and equipment, net	1,423,614	1,486,686

Deferred tax asset	2,360,500	2,412,500
Goodwill	10,052,232	10,052,232
Intangible assets - net	200,000	280,422
Long-term investments	150,000	—
Other assets	455,928	457,448
Total assets	$33,608,723	$40,606,970

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,709,962	$1,591,807
Accrued compensation	330,800	1,676,675
Accrued job costs	796,466	736,669
Other accrued liabilities	2,380,425	2,773,637
Income taxes payable	—	31,686
Deferred revenue	6,242,086	11,900,222
Total current liabilities	11,459,739	18,710,696

Deferred rent	831,491	925,788
Warrant derivative liability	4,351,064	4,664,894
Deferred tax liability	3,026,866	2,995,866
Total liabilities	19,669,160	27,297,244

Commitments and contingencies

Redeemable Series D Convertible Participating Preferred Stock, $3,826,014 redemption and liquidation value, par value $1.00: 2,500,000 shares designated, issued and outstanding at June 30, 2013 and March 31, 2013	3,274,957	3,132,882

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; 9,066,752 shares issued and 8,641,448 outstanding at June 30, 2013 and March 31, 2013	9,067	9,067
Additional paid-in capital	15,359,795	15,250,715
Accumulated deficit	(4,145,326)	(4,509,462)
Cumulative translation adjustment	(57,224)	(71,770)
Treasury stock, at cost, 425,304 shares at June 30, 2013 and March 31, 2013	(501,706)	(501,706)
Total stockholders’ equity	10,664,606	10,176,844
Total liabilities and stockholders’ equity	$33,608,723	$40,606,970

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’

Condensed Consolidated Statements of Operations

Three Months Ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended June 30,
	2013	2012

Sales	$30,801,150	$35,436,527

Operating expenses:
Reimbursable program costs and expenses	6,325,217	6,276,573
Outside production and other program expenses	14,554,979	18,119,290
Compensation expense	7,727,556	7,730,929
General and administrative expenses	1,875,270	1,795,721
Total operating expenses	30,483,022	33,922,513

Operating income	318,128	1,514,014

Interest income, net	253	256
Fair value adjustments to compound embedded derivatives	313,830	(611,702)

Income before provision for income taxes	632,211	902,568
Provision for income taxes	126,000	646,000

Net income	$506,211	$256,568

Basic earnings per share	$.06	$.03
Diluted earnings per share	$.03	$.02

Weighted average number of common shares outstanding:
Basic	8,196,635	8,202,076
Diluted	17,294,985	16,069,314

See notes to unaudited condensed consolidated financial statements.

4

‘mktg, inc.’

Condensed Consolidated Statements of Comprehensive Income

Three Months Ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended June 30,
	2013	2012

Net income	$506,211	$256,568

Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	8,728	(7,471)

Comprehensive income	$514,939	$249,097

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’

Condensed Consolidated Statements of Cash Flows

Three Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012

Cash flows from operating activities:
Net income	$506,211	$256,568
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	256,001	238,439
Deferred rent amortization	(94,297)	(70,019)
Fair value adjustments to compound embedded derivatives	(313,830)	611,702
Share based compensation expense	109,080	112,632
Deferred income taxes	111,000	586,000
Changes in operating assets and liabilities:
Accounts receivable	2,065,815	(2,194,536)
Unbilled contracts in progress	1,255,036	1,131,550
Deferred contract costs	140,664	397,198
Prepaid expenses and other current assets	(149,217)	21,981
Other assets	1,520	(14,991)
Accounts payable	118,155	712,215
Accrued compensation	(1,345,875)	(1,071,782)
Accrued job costs	59,797	(137,330)
Other accrued liabilities	(393,212)	(41,155)
Income taxes payable	(31,686)	1,222
Deferred revenue	(5,658,136)	1,010,024

Net cash (used in) provided by operating activities	(3,362,974)	1,549,718

Cash flows from investing activities:
Purchases of property and equipment	(112,507)	(167,475)
Investments	(150,000)	—
Net cash used in investing activities	(262,507)	(167,475)

Cash flows from financing activities:
Purchase of treasury stock	—	(2,860)
Net cash used in financing activities	—	(2,860)

Effect of exchange rate changes on cash and cash equivalents	14,546	(12,187)

Net (decrease) increase in cash and cash equivalents	(3,610,935)	1,367,196

Cash and cash equivalents at beginning of period	11,239,835	6,660,695
Cash and cash equivalents at end of period	$7,628,900	$8,027,891

Supplemental disclosures of cash flow information:
Interest paid during the period	$—	$—
Income taxes paid during the period	$88,036	$58,778

See notes to unaudited condensed consolidated financial statements

‘mktg, inc.’

Notes to the Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The following unaudited interim condensed consolidated financial statements of ‘mktg, inc.’ (the “Company”) for the three months ended June 30, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to GAAP for interim financial information and SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.

In the opinion of management, such condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s results for the interim periods presented. The results of operations for the three months ended June 30, 2013 are not necessarily indicative of the results for the full fiscal year or any future periods.

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

Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. Goodwill is subject to annual impairment tests which require the Company to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has one reporting unit, and that a two-step quantitative goodwill impairment test was not necessary. There were no events or changes in circumstances during the three months ended June 30, 2013 that indicated to management that the carrying value of goodwill and the intangible asset may not be recoverable.

(d)	Long-term Investments

Companies in which the Company has made an investment (referred to as “investee companies”) which are not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of the investee company is not included in the Consolidated Balance Sheet or Statement of Operations. However, impairment charges are recognized in the Consolidated Statement of Operations. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded. See Note 3 for additional information.

(e)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, derivative financial instruments, and the Company’s Redeemable Series D Convertible Participating Stock (“Series D Preferred Stock”) issued December 15, 2009. The fair values of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities generally approximate their respective carrying values due to their current nature. Derivative liabilities, as discussed below, are required to be carried at fair value. The following table reflects the comparison of the carrying value and the fair value of the Company’s Series D Preferred Stock as of June 30, 2013:

	Carrying Values	Fair Values
Series D Preferred Stock (See Notes 4 and 6)	$3,274,957	$8,240,908

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

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company issued other financial instruments with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, these instruments are required to be carried as derivative liabilities at fair value in the Company’s financial statements. See Notes 6 and 7 for additional information.

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

(f)	Revenue Recognition

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

The Company follows the guidance on “Reporting Revenue Gross as a Principal versus Net as an Agent” and “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” issued by the FASB. Indicators identified by the Company for gross revenue reporting include the fact that the Company is the primary obligor in customer arrangements, the Company has discretion in supplier selection, and the Company has credit risk. Accordingly, the Company records its client reimbursements, including out-of-pocket expenses, as revenue on a gross basis.

(g)	Income Taxes

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

(h)	Net Income Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted shares subject to forfeiture. Diluted earnings per share is computed on the same basis, including, if dilutive, common share equivalents, which include outstanding options, warrants, preferred stock, and restricted stock. For the three months ended June 30, 2013 and 2012, stock options to purchase approximately 70,000 shares of common stock were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. The weighted average number of shares outstanding consists of:

	Three Months Ended June 30,
	2013	2012
Basic	8,196,635	8,202,076
Dilutive effect of:
Options	1,219,930	—
Restricted stock	104,927	94,760
Warrants	2,454,344	2,453,329
Series D preferred stock	5,319,149	5,319,149
Diluted	17,294,985	16,069,314
9

(i)	Recent Accounting Standards Affecting the Company

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

Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities

In January 2013, the FASB has issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement.

The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users.

An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11. The adoption of this ASU did not have a material impact on the Company’s operating results, financial position, or cash flows.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.
•	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods.

The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s operating results, financial position, or cash flows.

(3)	Long-Term Investment

On April 10, 2013, the Company entered into a stock purchase agreement with Moving Off Campus, doing business as Bonfyre (“Bonfyre”) to purchase a 2.0% interest in Bonfyre for $150,000. The investment in Bonfyre is accounted for using the cost method of accounting because the Company does not have the ability to exercise significant influence over Bonfyre. Accordingly, the investment is adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments. The carrying amount of the investment at June 30, 2013 was $150,000. Management determined that there was no impairment of value at June 30, 2013.

(4)	Union Capital Financing

Overview:

On December 15, 2009, the Company consummated a $5.0 million financing led by an investment vehicle organized by Union Capital Corporation (“UCC”). In the financing, the Company issued $2.5 million in aggregate principal amount of Senior Secured Notes (the “Secured Notes”) which were repaid in full in November 2011, $2.5 million in aggregate stated value of Series D Preferred Stock initially convertible into 5,319,149 shares of Common Stock, and Warrants to purchase 2,456,272 shares of Common Stock (“Warrants”). As a condition to its participation in the financing, UCC required that certain of the Company’s directors, officers and employees (“Management Buyers”) collectively purchase $735,000 of the financial instruments on the same terms and conditions as the lead investor. Aggregate amounts above are inclusive of Management Buyer’s amounts.

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

The Company determined that the Warrants should be classified as stockholders’ equity. The principal concepts underlying accounting for warrants provide a series of conditions, related to the potential for net cash settlement, which must be met in order to achieve equity classification. The Company’s conclusion is that the Warrants are indexed to the Company’s common stock and meet all of the conditions for equity classification. The Company measured the fair value of the Warrants on the inception date to provide a basis for allocating the net proceeds to the various financial instruments issued in the December 2009 financing. The Company used the Black-Scholes-Merton valuation technique, because that method embodies, in its view, all of the assumptions that market participants would consider in determining the fair value of the Warrants for purposes of a sale or exchange. The allocated value of the Warrants was recorded to Additional Paid-in Capital.

The financial instruments sold to the Management Buyers were recognized as compensation expense in the amount by which the fair value of the share-linked financial instruments (i.e. Series D Preferred Stock and Warrants) exceeded the proceeds that the Company received. The financial instruments subject to allocation were the Secured Notes, Series D Preferred Stock, Compound Embedded Derivatives (“CED”) and the Warrants. Other than the compensatory amounts, current accounting concepts generally provide that the allocation is, first, to those instruments that are required to be recorded at fair value; that is, the CED; and the remainder based upon relative fair values.

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
13

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

There were no transfers between Level 1 and Level 2, or transfers in and out of Level 3 during the three months ended June 30, 2013 and 2012.

The Company’s Series D Preferred Stock is a hybrid financial instrument. Due to the redemption feature and the associated participation feature that behaves similarly to a coupon on indebtedness, the Company determined that the embedded conversion feature and other features that have risks associated with debt require bifurcation and classification in liabilities as a compound embedded derivative financial instrument. The conversion feature, along with certain other features that have risks of equity, required bifurcation and classification in their compound form in liabilities as a derivative financial instrument. Derivative financial instruments are required to be measured at fair value both at inception and an ongoing basis. As more fully discussed below, the Company has used the Monte Carlo simulation technique to value the compound embedded derivative, because that model affords the flexibility to incorporate all of the assumptions that market participants would likely consider in determining the value for purposes of trading the hybrid contract.

Significant assumptions embodied in these methods are as follows:

		Market or Calculated Inputs
Assumption:	Level	June 30, 2013	March 31, 2013
Our trading market price	1	$1.30	$1.35
Our trading volatility:
Preferred CED	1	38.66%—69.72%	55.98%—88.87%
Preferred CED (effective volatility)	3	52.85%	67.38%
Warrant	1	—	—
Credit-risk adjusted yields:
Periods ranging from one to three years	2	6.50%—7.55%	6.64%—7.40%
Effective risk-adjusted yield	3	6.87%	6.96%
Terms (years):
Preferred CED (effective term)	3.957		1.10

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

	Fair Value Measurements as of March 31, 2013
	Total	Level 1	Level 2	Level 3
Instruments:
Warrants	$4,664,894	$—	$—	$4,664,894
Total Instruments	$4,664,894	$—	$—	$4,664,894

	Fair Value Measurements as of June 30, 2013
	Total	Level 1	Level 2	Level 3
Instruments:
Warrants	$4,351,064	$—	$—	$4,351,064
Total Instruments	$4,351,064	$—	$—	$4,351,064
14

The following table presents the changes in Level 3 Instruments measured at fair value on a recurring basis for the three months ended June 30, 2013 and 2012:

Warrants

Balances at, March 31, 2012	$3,005,319
Fair value adjustments	611,702
Balances at, June 30, 2012	$3,617,021

Balances at, March 31, 2013	$4,664,894
Fair value adjustments	(313,830)
Balances at, June 30, 2013	$4,351,064

The fair value adjustments recorded for Warrants are reported separately in the Statement of Operations.

(5)	Bank Credit Facility

On November 23, 2011, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with TD Bank, N.A. (the “Bank”), pursuant to which it was provided with a $4.0 million revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility are secured by substantially all of Company’s assets and have been guaranteed by the Company’s subsidiaries.

Pursuant to the Loan Agreement, among other things:

•	All outstanding loans will become due on November 23, 2013, provided that following the Company’s request, the Bank may in its sole discretion agree to one year extensions of the maturity date;

•	Interest accrues on outstanding loans at a per annum rate equal to the greater of (i) 4.0%, and (ii) the Bank’s prime rate as from time to time in effect plus one percent;

•	Aggregate loans outstanding at any time are limited to a borrowing base equal to 80% of the Company’s eligible accounts receivable, as determined by the Bank, provided that the advance rate is limited to 50% with respect to accounts receivable from customers of the Company whose receivables constitute more than 50% of the Company’s receivables in the aggregate; and

•	The Company is required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict the Company’s ability to pay dividends, provide that the Company’s debt service coverage ratio (as determined pursuant to the Loan Agreement) cannot be less than 1.25 to 1.0 as of the end of any fiscal year, and require that the Company have immediately available cash at all times, including borrowings under the Credit Facility, of at least $3 million. The Company was in compliance with these covenants at June 30, 2013.

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

At June 30, 2013, the Company had no borrowings outstanding under the Credit Facility and availability of $3,715,000.

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

(6)	Redeemable Preferred Stock

Redeemable preferred stock consists of the following as of June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31, 2013
Series D Convertible Participating Preferred Stock, par value $0.001, stated value $1.00, 2,500,000 shares designated, 2,500,000 shares issued and outstanding at June 30, 2013 and March 31, 2013; redemption and liquidation value $3,826,014 at June 30, 2013	$3,274,957	$3,132,882

The Series D Preferred Stock is subject to accretion to its redemption value, through charges to equity, over the period from issuance to the contractual redemption date, discussed in the Financing Overview, above, using the effective interest method. The redemption value is determined based upon the stated redemption amount of $1.00 per share, plus an accretion amount, more fully discussed above. For the three months ended June 30, 2013 and 2012, accretion amounted to $142,075 and $137,472, respectively.

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

Warrant Derivative
Balances at April 1, 2012	$3,005,319
Fair value adjustments	611,702
Balances at June 30, 2012	$3,617,021

Balances at April 1, 2013	$4,664,894
Fair value adjustments	(313,830)
Balances at June 30, 2013	$4,351,064

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

(8)	Accounting for Stock-Based Compensation

(i) Stock Options

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended so as to increase the number of shares of Common Stock available under the plan to 1,250,000. In September 2008, the 2002 Plan was amended to increase the number of shares of Common Stock available under the plan to 1,650,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Compensation Committee of the Board of Directors. At June 30, 2013, there were options to purchase 70,000 shares of Common Stock, expiring from April 2013 through September 2017, issued under the 2002 Plan that remained outstanding. The 2002 Plan terminated on June 30, 2012.

On March 25, 2010, the stockholders of the Company approved the ‘mktg, inc.’ 2010 Equity Incentive Plan (the “2010 Plan”), under which 3,000,000 shares of Common Stock have been set aside and reserved for issuance. The 2010 Plan provides for the granting to our employees, officers, directors, consultants and advisors of stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights, restricted stock units and other performance stock awards. The 2010 Plan is administered by the Compensation Committee of the Board of Directors.  The exercise price per share of a stock option, which is determined by the Compensation Committee, may not be less than 100% of the fair market value of the common stock on the date of grant. For non-qualified options the term of the option is determined by the Compensation Committee. For incentive stock options the term of the option is not more than ten years. However, if the optionee owns more than 10% of the total combined voting power of the Company, the term of the incentive stock option will be no longer than five years. The 2010 Plan automatically terminates on February 22, 2020, unless it is terminated earlier by a vote of the Company’s stockholders or the Board of Directors; provided, however, that any such action does not affect the rights of any participants of the 2010 Plan. In addition, the 2010 Plan may be amended by the stockholders of the Company or the Board of Directors, subject to stockholder approval if required by applicable law or listing requirements. At June 30, 2013, there were options to purchase 2,455,428 shares of Common Stock, expiring May 2020, issued under the 2010 Plan that remained outstanding. Any option under the 2010 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of June 30, 2013, the Company had options or other awards for 45,135 shares of Common Stock available for grant under the 2010 Plan.

The maximum contractual life for any of the options is ten years. The Company uses the Black-Scholes model to estimate the value of stock options granted under FASB guidance. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of options.

A summary of option activity under all plans as of June 30, 2013, and changes during the three month period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Balance at March 31, 2013	$0.49	2,525,428	7.05	$2,171,868
Granted	—	—
Exercised	—	—
Canceled	—	—
Balance at June 30, 2013 (vested and expected to vest)	$0.49	2,525,428	6.81	$2,045,597
Exercisable at June 30, 2013	$0.50	1,911,572	6.84	$1,529,258

Total unrecognized compensation cost related to vested and expected to vest options at June 30, 2013 amounted to $145,739 and is expected to be recognized over a weighted average period of 92 years. Total compensation cost for all outstanding option awards amounted to $39,747 and $42,865 for the three months ended June 30, 2013 and 2012, respectively.

(ii) Warrants

At June 30, 2013 and March 31, 2013 there were warrants outstanding to purchase 2,456,272 shares of common stock at a price of $.001 per share, which were issued in the December 2009 financing and expire December 15, 2015. The aggregate intrinsic value of the warrants outstanding at June 30, 2013 and March 31, 2013 were $3,190,697 and $3,313,511, respectively.

 (iii) Restricted Stock

As of June 30, 2013 the Company had awarded 1,185,571 shares (net of forfeited shares) of restricted stock under the Company’s 2002 Plan, 355,000 shares (net of forfeited shares) of restricted stock under the Company’s 2010 Plan, and 189,767 shares (net of forfeited shares) of restricted stock that were issued outside of the Company’s 2002 and 2010 Plans. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at their respective grant dates amount s to approximately $2,612,944 and is recognized ratably as compensation expense over the vesting periods. The shares of restricted stock granted pursuant to such agreements vest in various tranches over one to five years from the date of grant.

The shares awarded to employees under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

A summary of all non-vested stock activity as of June 30, 2013, and changes during the three month period then ended is presented below:

	Weighted average grant date fair value	Number of shares	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Unvested at March 31, 2013	$1.36	485,616	1.70	$655,582

Awarded	—	—
Vested	$1.98	(132,814)
Forfeited	—	—

Unvested at June 30, 2013	$1.03	352,802	1.69	$531,662

Total unrecognized compensation cost related to unvested stock awards at June 30, 2013 amounted to $252,022 and is expected to be recognized over a weighted average period of 1.69 years. Total compensation cost for the stock awards amounted to $69,333 and $69,767 for the three months ended June 30, 2013 and 2012, respectively.

(9)	Concentrations

The Company had sales to one customer that equaled 64% of total sales for the three months ended June 30, 2013. Sales to this customer approximated $19,586,000 for the period. Accounts receivable due from this customer approximated $2,690,000 at June 30, 2013. In addition, our second largest customer accounted for approximately 13% of total sales for the three months ended June 30, 2013. Sales to this customer approximated $3,985,000 for the period. Accounts receivable due from this customer approximated $1,655,000 at June 30, 2013. The Company had sales to one customer that equaled 61% of total sales for the three months ended June 30, 2012. Sales to this customer approximated $21,637,000 for the period. Accounts receivable due from this customer approximated $4,770,000 at June 30, 2012. In addition, our second largest customer accounted for approximately 17% of total sales for the three months ended June 30, 2012. Sales to this customer approximated $5,892,000 for the period. Accounts receivable due from this customer approximated $4,070,000 at June 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect,” “plan,” “predict,” “may,” “should,” “will,” the negatives thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company’s expectations are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 under “Risk Factors,” including but not limited to “Concentration of Customers,” “Dependence on Key Personnel,” “Series D Preferred Stock Liquidation Preference; Redemption,” “ Control by Union Capital Corporation and Holders of Series D Preferred Stock,” “Anti-Dilution Provisions of The Series D Preferred Stock Could Result In Dilution of Stockholders,” “Unpredictable Revenue Patterns,” “Competition,” “Recent Losses,” “Recent Economic Changes,” “Lender’s Security Interest,” and “Risks Associated with Acquisitions,” in addition to other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Results of Operations

Overview

For the three months ended June 30, 2013 we generated $318,000 in operating income, a decrease of $1,196,000 compared to the $1,514,000 earned during the three months ended June 30, 2012. This decline was the result of a $1,120,000 decrease in Operating Revenue and a $79,000 increase in general and administrative expenses partially offset by a $3,000 decrease in compensation expense. Modified EBITDA declined to $683,000 for the three months ended June 30, 2013 from $1,865,000 for the three months ended June 30, 2012.

Our net income reflects a non-cash benefit or (charge) for the fair value adjustment to the derivative financial instruments reflected on our balance sheet in connection with our December 2009 financing. These adjustments are primarily attributable to changes in the price of our Common Stock during the period, which under generally accepted accounting principles require us to adjust the carrying values of the Warrant derivative liability and other derivative liabilities on our balance sheets and record a benefit or (charge) under “Fair value adjustments to compound embedded derivatives” on our statements of operations. In addition, these adjustments are treated as non-deductible or includable permanent difference items for income tax reporting purposes. A more detailed explanation of the accounting treatment for these derivative financial instruments is provided in Note 4 to our Condensed Consolidated Financial Statements in Item 1 of this Report.

The following table presents the reported operating results for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012
Operations Data:
Sales	$30,801,000	$35,437,000
Reimbursable program costs and expenses	6,325,000	6,277,000
Outside production and other program expenses	14,555,000	18,119,000
Operating revenue	9,921,000	11,041,000
Compensation expense	7,728,000	7,731,000
General and administrative expenses	1,875,000	1,796,000
Operating income	318,000	1,514,000
Interest expense, net	—	—
Fair value adjustments to compound embedded derivatives	314,000	(611,000)
Income before provision for income taxes	632,000	903,000
Provision for income taxes	126,000	646,000
Net income	$506,000	$257,000

Per Share Data:
Basic earnings per share	$0.06	$.03
Diluted earnings per share	$0.03	$.02

Weighted Average Number of Shares Outstanding:
Basic	8,196,635	8,202,076
Diluted	17,294,985	16,069,314
20

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

The following table presents operating data expressed as a percentage of Operating Revenue for the three months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,
	2013	2012

Statement of Operations Data:
Operating revenue	100.0%	100.0%
Compensation expense	77.9%	70.0%
General and administrative expense	18.9%	16.3%
Operating income	3.2%	13.7%
Interest income (expense), net	0.0%	0.0%
Fair value adjustments to compound embedded derivatives	3.2%	(5.5%)
Income before provision for income taxes	6.4%	8.2%
Provision for income taxes	1.3%	5.9%
Net income	5.1%	2.3%

Sales. Sales consist of fees for services, commissions, reimbursable program costs and expenses and other production and program expenses. We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts. The amount of reimbursable program costs and expenses, and outside production and other program expenses which are included in sales will vary from period to period, based on the type and scope of the service being provided. Sales for the three months ended June 30, 2013 decreased $4,636,000 to $30,801,000, compared to $35,437,000 for the three months ended June 30, 2012. This decrease in sales is primarily attributable to a $2,779,000 decrease in experiential marketing sales, and a $2,104,000 decrease in sales from our largest customer, Diageo North America, Inc. (“Diageo”), partially offset by a $332,000 in increase in interactive marketing revenues.

Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses are primarily direct labor, travel and product costs generally associated with events we execute for Diageo. Reimbursable program costs and expenses for the three months ended June 30, 2013 increased $48,000 to $6,325,000, compared to $6,277,000 for the three months ended June 30, 2012. This increase primarily reflects an increase in the number of events executed during the three months ended June 30, 2013 versus the same period in the prior fiscal year.

Outside Production and Other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production and other program expenses for the three months ended June 30, 2013 decreased $3,564,000 to $14,555,000, compared to $18,119,000 for the three months ended June 30, 2012. This decrease in outside production and other program expenses is primarily due to a reduction in the cost of certain Diageo events executed, along with a decrease in the cost of experiential marketing programs.

Operating Revenue. For the three months ended June 30, 2013, Operating Revenue decreased $1,120,000 or 10%, to $9,921,000, compared to $11,041,000 for the three months ended June 30, 2012. This decrease in Operating Revenue is primarily due to a decrease in experiential marketing revenue, partially offset by an increase in interactive marketing revenue. Operating Revenue as a percentage of sales for the three months ended June 30, 2013 increased 1% to 32%, compared to 31% for the three months ended June 30, 2012. This increase in the Operating Revenue percentage is a result of a higher mix of fee revenues for the three months ended June 30, 2013 versus the same period in Fiscal 2013. A reconciliation of Sales to Operating Revenues for the three months ended June 30, 2013 and 2012 is set forth below.

	Three Months Ended June 30,
Sales	2013	%	2012	%
Sales – U.S. GAAP	$30,801,000	100	$35,437,000	100

Reimbursable program costs and outside production expenses	20,880,000	68	24,396,000	69
Operating Revenue – Non-GAAP	$9,921,000	32	$11,041,000	31

Compensation Expense. Compensation expense, exclusive of reimbursable program costs and expenses and other program expenses, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For the three months ended June 30, 2013, compensation expense decreased $3,000 to $7,728,000, compared to $7,731,000 for the three months ended June 30, 2012. This decrease in compensation expense is primarily the result of a $406,000 decrease in bonus expense and a $58,000 decrease in severance pay, partially offset by a $368,000 increase in salary expense and a $96,000 increase in payroll taxes and benefits due to staff increases.

General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts. For the three months ended June 30, 2013, general and administrative expenses increased $79,000 to $1,875,000, compared to $1,796,000 for the three months ended June 30, 2012. This 4% increase in general and administrative expenses is primarily the result of a $83,000 increase in consultancy expense, and a $67,000 increase in new business and promotion expenses, partially offset by a $45,000 decrease in travel and entertainment, and a $29,000 decrease in insurance expense.

Modified EBITDA. As described above, we believe that Modified EBITDA is an additional key performance indicator. We use it to measure and evaluate operational performance. The Company’s Modified EBITDA for the three months ended June 30, 2013 decreased by $1,182,000 or 63% to $683,000 compared to $1,865,000 for the three months ended June 30, 2012. A reconciliation of operating income to Modified EBITDA for the three months ended June 30, 2013 and 2012, is set forth below:

	Three Months Ended
	June 30,
	2013	2012

Operating income – US GAAP	$318,000	$1,514,000
Depreciation and amortization	256,000	238,000
Share based compensation expense	109,000	113,000
Modified EBITDA – Non-GAAP	$683,000	$1,865,000

Interest income (expense), net. We had nominal net interest income for the three months ended June 30, 2013 and 2012.

Fair Value Adjustments to Compound Embedded Derivatives. Fair value adjustments to compound embedded derivatives for the three months ended June 30, 2013 and 2012 were $314,000 and ($611,000), respectively. These amounts consist entirely of a non-cash fair value adjustment to the derivative financial instruments generated from the December 2009 financing. This adjustment is primarily attributable to the fluctuation in the price of our Common Stock during the relevant periods, which under generally accepted accounting principles required us to adjust the carrying values of the Warrant derivative liability and other derivative liabilities on our balance sheets and record the amount of such adjustments under “Fair value adjustments to compound embedded derivatives” on our statements of operations. In general, an increase in the price of our Common Stock in a particular period will result in an increase in the carrying values of these derivative liabilities on our balance sheets at the end of such period and require us to record the amount of such increase as a charge under “Fair value adjustments to compound embedded derivatives” on our statements of operations for such period, and a decrease in the price of our Common Stock in a particular period will have the opposite effect. A more detailed explanation of the accounting treatment for these derivative financial instruments is provided in Note 4 to our Consolidated Financial Statements in Item 1 of this Report.

Income before Provision for Income Taxes. The Company’s income before provision for income taxes for the three months ended June 30, 2013, was $632,000 compared to $903,000 for the three months ended June 30, 2012.

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2013 and 2012 was $126,000 and $646,000, respectively.

Net Income. As a result of the items discussed above, we generated net income of $506,000 for the three months ended June 30, 2013, an increase of $249,000 compared to $257,000 of net income for the three months ended June 30, 2012. Diluted earnings per share amounted to $.03 for the three months ended June 30, 2013 versus $.02 for the three months ended June 30, 2012.

Liquidity and Capital Resources

For the three months ended June 30, 2013, working capital increased by $300,000 from $7,207,000 to $7,507,000, primarily as a result of the operating income we generated during the period.

At June 30, 2013, we had cash and cash equivalents of $7,629,000, borrowing availability under the Credit Facility of $3,715,000, working capital of $7,507,000, and stockholders’ equity of $10,665,000. In comparison, at March 31, 2013, we had cash and cash equivalents of $11,240,000, borrowing availability under the Credit Facility of $3,198,000, working capital of $7,207,000, and stockholders’ equity of $10,177,000. The $3,611,000 decrease in cash and cash equivalents during the three months ended June 30, 2013 was primarily due to $3,363,000 of cash used in operating activities, a $150,000 long-term investment, and $113,000 in property and equipment purchases.

Operating Activities. Net cash used in operating activities for the three months ended June 30, 2013 was $3,363,000, primarily attributable to $3,937,000 of cash used by the changes in operating assets and liabilities, partially offset by net income of $506,000 plus $68,000 in net non-cash charges that include a deferred income tax provision, fair value adjustments to compound derivatives, depreciation and amortization expense, and share based compensation expense.

Investing Activities. Net cash used in investing activities for the three months ended June 30, 2013 was $263,000, resulting from a $150,000 long-term investment, along with $113,000 in property and equipment purchases.

Financing Activities. There were no financing activities for the three months ended June 30, 2013.

On November 23, 2011, we entered into a Loan and Security Agreement with TD Bank, N.A. (the “Bank”), pursuant to which we were provided with a $4.0 million revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility are secured by substantially all of our assets and have been guaranteed by our subsidiaries.

Pursuant to the Loan Agreement, among other things:

•	All outstanding loans will become due on November 23, 2013, provided that following our request, the Bank may in its sole discretion agree to one year extensions of the maturity date;

•	Interest accrues on outstanding loans at a per annum rate equal to the greater of (i) 4.0%, and (ii) the Bank’s prime rate as from time to time in effect plus one percent;

•	Aggregate loans outstanding at any time are limited to a borrowing base equal to 80% of our eligible accounts receivable, as determined by the Bank, provided that the advance rate is limited to 50% with respect to accounts receivable from our customers whose receivables constitute more than 50% of our receivables in the aggregate; and

•	We are required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict our ability to pay dividends, provide that our debt service coverage ratio (as determined pursuant to the Loan Agreement) cannot be less than 1.25 to 1.0 as of the end of any fiscal year, and require that we have immediately available cash at all times, including borrowings under the Credit Facility, of at least $3 million. We were in compliance with these covenants at June 30, 2013.

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

We believe that cash currently on hand together with cash expected to be generated from operations and borrowing availability under the Credit Facility, will be sufficient to fund our cash and near-cash requirements both through June 30, 2013 and on a long-term basis. We had no loans outstanding under the Credit Facility at June 30, 2013.

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

Please refer to our 2013 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies relating to revenue recognition, goodwill (expanded below) and other intangible assets and accounting for income taxes. During the three months ended June 30, 2013, there were no material changes to these policies.

Goodwill and Other Intangible Assets

Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of our subsidiary companies, Inmark, Optimum, U.S. Concepts and Digital Intelligence as well as our mktgpartners business. These companies and businesses have been integrated into a structure which does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of a customer relationship acquired from mktgpartners which has been fully amortized as of June 30, 2013, and an Internet domain name and related intellectual property rights. At June 30, 2013 and March 31, 2013, our balance sheet reflected goodwill and intangible assets as set forth below:

	June 30, 2013	March 31, 2013
Amortizable:
Customer relationship	$—	$80,422

Non-Amortizable:
Goodwill	$10,052,232	$10,052,232
Internet domain name	200,000	200,000
	$10,252,232	$10,252,232
Total	$10,252,232	$10,332,654

Goodwill and the internet domain name are deemed to have indefinite lives and are subject to annual impairment tests. Goodwill impairment tests require that we first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. We are not required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. We assess the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded. The value assigned to the customer relationship was amortized over a five year period that ended in June, 2013.

As of March 31, 2013, we assessed qualitative factors which included an analysis of macroeconomic conditions, financial performance, and industry and market considerations, and concluded that it was not necessary to perform a two-step quantitative goodwill impairment test and that the goodwill of the Company was not impaired as of March 31, 2013. Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred. There were no events or changes in circumstances during the three months ended June 30, 2013 that indicated that the carrying value of goodwill and the intangible asset may not be recoverable. Management has also determined that there was no impairment of the amortizable intangible asset.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

‘mktg, inc.’

Dated: August 1, 2013	By:	/s/ Charles W. Horsey
Charles W. Horsey, Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: August 1, 2013	By:	/s/ Paul Trager
Paul Trager, Chief Financial Officer
(Principal Financial Officer)
26