Form 10-Q
period 2013-09-30
'mktg, inc.'
filed 2013-11-13
CIK 886475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Yes ☐                                                                                                                       No ☒

As of October 31, 2013, 8,662,105 shares of the Registrant’s Common Stock, par value $.001 per share, were outstanding.

INDEX

‘mktg, inc.’

2

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

‘mktg, inc.’

Condensed Consolidated Balance Sheets

September 30, 2013 (Unaudited) and March 31, 2013

	September 30, 2013	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$4,894,348	$11,239,835
Accounts receivable, net of allowance for doubtful accounts of $297,000 at September 30, 2013 and March 31, 2013	20,964,274	10,228,377
Unbilled contracts in progress	1,716,821	2,397,873
Deferred contract costs	949,336	1,023,460
Prepaid expenses and other current assets	328,829	253,999
Deferred tax asset	674,138	774,138
Total current assets	29,527,746	25,917,682

Property and equipment, net	1,587,001	1,486,686

Deferred tax asset	2,230,500	2,412,500
Goodwill	10,052,232	10,052,232
Intangible assets - net	200,000	280,422
Long-term investments	180,000	—
Other assets	483,384	457,448
Total assets	$44,260,863	$40,606,970

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,323,802	$1,591,807
Accrued compensation	340,198	1,676,675
Accrued job costs	1,572,670	736,669
Other accrued liabilities	2,393,649	2,773,637
Income taxes payable	—	31,686
Deferred revenue	14,980,456	11,900,222
Total current liabilities	21,610,775	18,710,696

Deferred rent	736,746	925,788
Compound embedded derivative	3,611,702	4,664,894
Deferred tax liability	3,107,866	2,995,866
Total liabilities	29,067,089	27,297,244

Commitments and contingencies

Redeemable Series D Convertible Participating Preferred Stock, $3,922,221 redemption and liquidation value, par value $1.00: 2,500,000 shares designated, issued and outstanding at September 30, 2013 and March 31, 2013	3,421,156	3,132,882

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; 9,111,752 and 9,066,752 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively	9,112	9,067
Additional paid-in capital	15,448,672	15,250,715
Accumulated deficit	(3,146,101)	(4,509,462)
Cumulative translation adjustment	(7,127)	(71,770)
Treasury stock, at cost, 448,647 shares at September 30, 2013 and 425,304 shares at March 31, 2013	(531,938)	(501,706)
Total stockholders’ equity	11,772,618	10,176,844
Total liabilities and stockholders’ equity	$44,260,863	$40,606,970

See notes to unaudited condensed consolidated financial statements.

3

‘mktg, inc.’

Condensed Consolidated Statements of Operations

Three and Six Months Ended September 30, 2013 and 2012

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Sales	$33,391,183	$32,998,359	$64,192,333	$68,434,886

Operating expenses:
Reimbursable program costs and expenses	7,163,886	5,748,872	13,489,103	12,025,445
Outside production and other program expenses	15,789,759	16,636,429	30,344,738	34,755,719
Compensation expense	7,846,666	7,587,441	15,574,222	15,318,370
General and administrative expenses	1,915,087	1,862,813	3,790,357	3,658,534
Total operating expenses	32,715,398	31,835,555	63,198,420	65,758,068

Operating income	675,785	1,162,804	993,913	2,676,818

Interest income, net	277	260	530	516
Fair value adjustments to compound embedded derivatives	739,362	(196,809)	1,053,192	(808,511)

Income before provision for income taxes	1,415,424	966,255	2,047,635	1,868,823

Provision for income taxes	270,000	393,000	396,000	1,039,000

Net income	$1,145,424	$573,255	$1,651,635	$829,823

Basic earnings per share	$.14	$.07	$.20	$.10
Diluted earnings per share	$.07	$.04	$.10	$.05

Weighted average number of common shares outstanding:
Basic	8,312,891	8,325,891	8,225,947	8,240,528
Diluted	17,267,193	16,210,304	17,265,064	16,100,638

See notes to unaudited condensed consolidated financial statements.

4

‘mktg, inc.’

Condensed Consolidated Statements of Comprehensive Income

Three and Six Months Ended September 30, 2013 and 2012

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Net income	$1,145,424	$573,255	$1,651,635	$829,823

Other comprehensive gain, net of tax:
Foreign currency translation gains	30,058	18,689	38,786	11,377

Comprehensive income	$1,175,482	$591,944	$1,690,421	$841,200

See notes to unaudited condensed consolidated financial statements.

5

‘mktg, inc.’

Condensed Consolidated Statements of Cash Flows

Six Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012

Cash flows from operating activities:
Net income	$1,651,635	$829,823
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	426,006	483,906
Deferred rent amortization	(189,042)	(140,487)
Fair value adjustments to compound embedded derivatives	(1,053,192)	808,511
Share based compensation expense	198,002	225,729
Deferred income taxes	394,000	923,000
Changes in operating assets and liabilities:
Accounts receivable	(10,735,897)	(2,935,797)
Unbilled contracts in progress	681,052	623,718
Deferred contract costs	74,124	343,065
Prepaid expenses and other current assets	(74,830)	129,953
Other assets	(25,936)	(17,314)
Accounts payable	731,995	(397,716)
Accrued compensation	(1,336,477)	(708,367)
Accrued job costs	836,001	1,141,636
Other accrued liabilities	(379,988)	(567,056)
Income taxes payable	(31,686)	29,927
Deferred revenue	3,080,234	(463,462)

Net cash (used in) provided by operating activities	(5,753,999)	309,069

Cash flows from investing activities:
Purchases of property and equipment	(445,899)	(262,492)
Investments	(180,000)	—
Net cash used in investing activities	(625,899)	(262,492)

Cash flows from financing activities:
Purchase of treasury stock	(30,232)	(12,203)
Net cash used in financing activities	(30,232)	(12,203)

Effect of exchange rate changes on cash and cash equivalents	64,643	18,962

Net (decrease) increase in cash and cash equivalents	(6,345,487)	53,336

Cash and cash equivalents at beginning of period	11,239,835	6,660,695
Cash and cash equivalents at end of period	$4,894,348	$6,714,031

Supplemental disclosures of cash flow information:
Interest paid during the period	$—	$—
Income taxes paid during the period	$199,711	$86,074

See notes to unaudited condensed consolidated financial statements.

6

‘mktg, inc.’

Notes to the Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The condensed consolidated financial statements of ‘mktg, inc.’ (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to GAAP for interim financial information and SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.

In the opinion of management, such condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s results for the interim periods presented. The results of operations for the three and six months ended September 30, 2013 are not necessarily indicative of the results for the full fiscal year or any future periods.

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

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, valuation of stock options and equity transactions, and revenue recognition. Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances. Actual results could differ from those estimates.

	(c)	Goodwill

Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. Goodwill is subject to annual impairment tests which require the Company to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has one reporting unit, and that a two-step quantitative goodwill impairment test was not necessary. There were no events or changes in circumstances during the six months ended September 30, 2013 that indicated to management that the carrying value of goodwill may not be recoverable.

	(d)	Long-term Investments

Companies in which the Company has made an investment (referred to as “investee companies”) which are not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of the investee company is not included in the Consolidated Balance Sheet or Statement of Operations. However, impairment charges, if deemed necessary, are recognized in the Consolidated Statement of Operations. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded. See Note 3 for additional information.
7

(e)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, derivative financial instruments, and the Company’s Redeemable Series D Convertible Participating Stock (“Series D Preferred Stock”) issued December 15, 2009. The fair values of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities generally approximate their respective carrying values due to their current nature. Derivative liabilities, as discussed below, are required to be carried at fair value. The following table reflects the comparison of the carrying value and the fair value of the Company’s Series D Preferred Stock as of September 30, 2013:

	Carrying Values	Fair Values
Series D Preferred Stock (See Notes 4 and 6)	$3,421,156	$7,539,243

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
8

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

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted shares subject to forfeiture. Diluted earnings per share is computed on the same basis, including, if dilutive, common share equivalents, which include outstanding options, warrants, preferred stock, and restricted stock. For the three and six months ended September 30, 2013 and 2012, stock options to purchase 70,000 shares of common stock were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. The weighted average number of shares outstanding consists of:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Basic	8,312,891	8,325,891	8,255,947	8,240,528
Dilutive effect of:
Options	1,131,767	—	1,178,871	—
Restricted stock	49,316	111,282	56,881	87,265
Warrants	2,454,070	2,453,982	2,454,216	2,453,696
Series D preferred stock	5,319,149	5,319,149	5,319,149	5,319,149
Diluted	17,267,193	16,210,304	17,265,064	16,100,638

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
9

●	Increases in interest rates, salaries, or other operating expenses, which would have a negative impact on future earnings or cash flows;

●	Recent financial performance and cash flow trends;

●	Aspects of the legal and regulatory environment which are expected to impact future cash flows, such as the Dodd-Frank Act;

●	Management turnover;

●	Economic and industry conditions.

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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

●	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.
10

●	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual).

The amendments are effective for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Company’s operating results, financial position, or cash flows.

(3)	Long-Term Investment

On April 10, 2013, the Company entered into a stock purchase agreement with Moving Off Campus, doing business as Bonfyre (“Bonfyre”) to purchase a 2.0% interest in Bonfyre for $150,000. The investment in Bonfyre is accounted for using the cost method of accounting because the Company does not have the ability to exercise significant influence over Bonfyre. Accordingly, the investment is adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments. Since the date of the initial investment the Company has provided $30,000 worth of services that in accordance with the stock purchase agreement constitutes additional investments. The carrying amount of the investment at September 30, 2013 was $180,000, representing a 2.3% interest in Bonfyre. Management determined that there was no impairment of value at September 30, 2013.

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

The Company’s Secured Notes, Compound embedded derivatives and Series D Preferred Stock are classified within Level 3 of the fair value hierarchy as they are valued using unobservable inputs including significant assumptions of the Company and other market participants. In November, 2011, in conjunction with the Company obtaining a bank credit facility (see Note 5), the Company repaid in full the remaining $2 million of principal then outstanding under the Secured Notes.

There were no transfers between Level 1 and Level 2, or transfers in and out of Level 3 during the six months ended September 30, 2013 and 2012.

The Company’s Series D Preferred Stock is a hybrid financial instrument. Due to the redemption feature and the associated participation feature that behaves similarly to a coupon on indebtedness, the Company determined that the embedded conversion feature and other features that have risks associated with debt require bifurcation and classification in liabilities as a compound embedded derivative financial instrument. The conversion feature, along with certain other features that have risks of equity, required bifurcation and classification in their compound form in liabilities as a derivative financial instrument. Derivative financial instruments are required to be measured at fair value both at inception and on an ongoing basis. As more fully discussed below, the Company has used the Monte Carlo simulation technique to value the compound embedded derivative, because that model affords the flexibility to incorporate all of the assumptions that market participants would likely consider in determining the value for purposes of trading the hybrid contract.

Significant assumptions embodied in these methods are as follows:

		Market or Calculated Inputs
Assumption:	Level	September 30, 2013	March 31, 2013
Common stock trading market price	1	$1.15	$1.35
Common stock trading volatility:
Preferred CED	1	33.76%—55.82%	55.98%—88.87%
Preferred CED (effective volatility)	3	45.44%	67.38%
Warrant	1	—	—
Credit-risk adjusted yields:
Periods ranging from one to three years	2	6.10%—7.16%	6.64%—7.40%
Effective risk-adjusted yield	3	6.39%	6.96%
Terms (years):
Preferred CED (effective term)	3.928		1.10

Effective assumption amounts represent the effective averages arising from multiple input ranges utilized in the Monte Carlo Simulation Technique. The level designations represent the fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

Except for those assets and liabilities which are required by authoritative guidance to be recorded at fair value on the Company’s balance sheet, the Company has elected not to record any other assets and liabilities at fair value.

The following tables present the Company’s instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

	Fair Value Measurements as of March 31, 2013
	Total	Level 1	Level 2	Level 3
Instruments:
Compound embedded derivatives	$4,664,894	$—	$—	$4,664,894

Total Instruments	$4,664,894	$—	$—	$4,664,894

	Fair Value Measurements as of September 30, 2013
	Total	Level 1	Level 2	Level 3
Instruments:
Compound embedded derivatives	$3,611,702	$—	$—	$3,611,702

Total Instruments	$3,611,702	$—	$—	$3,611,702

The following table presents the changes in Level 3 Instruments measured at fair value on a recurring basis for the three months ended September 30, 2013 and 2012:

Compound embedded derivatives

Balances at, June 30, 2012	$3,617,021
Fair value adjustments	196,809
Balances at, September 30, 2012	$3,813,830

Balances at, June 30, 2013	$4,351,064
Fair value adjustments	(739,362)
Balances at, September 30, 2013	$3,611,702

The following table presents the changes in Level 3 Instruments measured at fair value on a recurring basis for the six months ended September 30, 2013 and 2012:

Compound embedded derivatives

Balances at, March 31, 2012	$3,005,319
Fair value adjustments	808,511
Balances at, September 30, 2012	$3,813,830

Balances at, March 31, 2013	$4,664,894
Fair value adjustments	(1,053,192)
Balances at, September 30, 2013	$3,611,702

The fair value adjustments recorded for the Compound embedded derivatives are reported separately in the Statement of Operations.

(5)	Bank Credit Facility

On November 23, 2011, the Company entered into a Loan and Security Agreement with TD Bank, N.A. (the “Bank”), pursuant to which it was provided with a $4.0 million revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility are secured by substantially all of Company’s assets and have been guaranteed by the Company’s subsidiaries.

Pursuant to the Loan Agreement, among other things:

●	All outstanding loans will become due on November 23, 2013, provided that following the Company’s request, the Bank may in its sole discretion agree to one year extensions of the maturity date;

●	Interest accrues on outstanding loans at a per annum rate equal to the greater of (i) 4.0%, and (ii) the Bank’s prime rate as from time to time in effect plus one percent;
15

●	Aggregate loans outstanding at any time are limited to a borrowing base equal to 80% of the Company’s eligible accounts receivable, as determined by the Bank, provided that the advance rate is limited to 50% with respect to accounts receivable from customers of the Company whose receivables constitute more than 50% of the Company’s receivables in the aggregate; and

●	The Company is required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict the Company’s ability to pay dividends, provide that the Company’s debt service coverage ratio (as determined pursuant to the Loan Agreement) cannot be less than 1.25 to 1.0 as of the end of any fiscal year, and require that the Company have immediately available cash at all times, including borrowings under the Credit Facility, of at least $3 million.

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

At September 30, 2013, the Company had no borrowings outstanding under the Credit Facility and availability of $4,000,000.

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

(6)	Redeemable Preferred Stock

Redeemable preferred stock consists of the following as of September 30, 2013 and March 31, 2013:

	September 30, 2013	March 31, 2013
Series D Convertible Participating Preferred Stock, par value $0.001, stated value $1.00, 2,500,000 shares designated, 2,500,000 shares issued and outstanding at September 30, 2013 and March 31, 2013; redemption and liquidation value $3,922,221 at September 30, 2013	$3,421,156	$3,132,882

The Series D Preferred Stock is subject to accretion to its redemption value, through charges to equity, over the period from issuance to the contractual redemption date, discussed in the Financing Overview, above, using the effective interest method. The redemption value is determined based upon the stated redemption amount of $1.00 per share, plus an accretion amount, more fully discussed above. For the three and six months ended September 30, 2013, accretion, which is recorded to the accumulated deficit, amounted to $146,199 and $288,724, respectively, and for the three and six months ended September 30, 2012, accretion amounted to $138,850 and $276,332, respectively.

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

	Compound embedded derivatives	Total
Balances at April 1, 2012	$3,005,319	$3,005,319
Fair value adjustments	808,511	808,511
Balances at September 30, 2012	$3,813,830	$3,813,830

Balances at April 1, 2013	$4,664,894	$4,664,894
Fair value adjustments	(1,053,192)	(1,053,192)
Balances at September 30, 2013	$3,611,702	$3,611,702

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

(i) Stock Options

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended so as to increase the number of shares of Common Stock available under the plan to 1,250,000. In September 2008, the 2002 Plan was amended to increase the number of shares of Common Stock available under the plan to 1,650,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Compensation Committee of the Board of Directors. At September 30, 2013, there were options to purchase 70,000 shares of Common Stock, expiring from April 2015 through September 2017, issued under the 2002 Plan that remained outstanding. The 2002 Plan terminated on September 30, 2012.

On March 25, 2010, the stockholders of the Company approved the ‘mktg, inc.’ 2010 Equity Incentive Plan (the “2010 Plan”), under which 3,000,000 shares of Common Stock have been set aside and reserved for issuance. The 2010 Plan provides for the granting to our employees, officers, directors, consultants and advisors of stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights, restricted stock units and other performance stock awards. The 2010 Plan is administered by the Compensation Committee of the Board of Directors. The exercise price per share of a stock option, which is determined by the Compensation Committee, may not be less than 100% of the fair market value of the common stock on the date of grant. For non-qualified options the term of the option is determined by the Compensation Committee. For incentive stock options the term of the option is not more than ten years. However, if the optionee owns more than 10% of the total combined voting power of the Company, the term of the incentive stock option will be no longer than five years. The 2010 Plan automatically terminates on February 22, 2020, unless it is terminated earlier by a vote of the Company’s stockholders or the Board of Directors; provided, however, that any such action does not affect the rights of any participants of the 2010 Plan. In addition, the 2010 Plan may be amended by the stockholders of the Company or the Board of Directors, subject to stockholder approval if required by applicable law or listing requirements. At September 30, 2013, there were options to purchase 2,455,428 shares of Common Stock, expiring May 2020, issued under the 2010 Plan that remained outstanding. Any option under the 2010 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of September 30, 2013, the Company had options or other awards for 135 shares of Common Stock available for grant under the 2010 Plan.

The maximum contractual life for any of the options is ten years. The Company uses the Black-Scholes model to estimate the value of stock options granted under FASB guidance. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of options.

A summary of option activity under all plans as of September 30, 2013, and changes during the six month period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Balance at March 31, 2013	$0.49	2,525,428	7.05	$2,171,868
Granted	—	—
Exercised	—	—
Canceled	—	—
Balance at September 30, 2013 (vested and expected to vest)	$0.49	2,525,428	6.55	$1,666,782
Exercisable at September 30, 2013	$0.50	1,911,572	6.58	$1,242,522

Total unrecognized compensation cost related to vested and expected to vest options at September 30, 2013 amounted to $105,992 and is expected to be recognized over a weighted average period of .67 years. Total compensation cost for all outstanding option awards amounted to $39,747 and $79,494 for the three and six months ended September 30, 2013 and $39,747 and $82,612 for the three and six months ended September 30, 2012, respectively.

(ii) Warrants

At September 30, 2013 and March 31, 2013 there were warrants outstanding to purchase 2,456,272 shares of common stock at a price of $.001 per share, which were issued in the December 2009 financing and expire December 15, 2015. The aggregate intrinsic value of the warrants outstanding at September 30, 2013 and March 31, 2013 were $2,822,257 and $3,313,511, respectively.

(iii) Restricted Stock

As of September 30, 2013 the Company had awarded 1,185,571 shares (net of forfeited shares) of restricted stock under the Company’s 2002 Plan, 400,000 shares (net of forfeited shares) of restricted stock under the Company’s 2010 Plan, and 189,767 shares (net of forfeited shares) of restricted stock that were issued outside of the Company’s 2002 and 2010 Plans. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at their respective grant dates amount to approximately $2,675,044 and are recognized ratably as compensation expense over the vesting periods. The shares of restricted stock granted pursuant to such agreements vest in various tranches over one to five years from the date of grant.

The shares awarded to employees under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

A summary of all non-vested stock activity as of September 30, 2013, and changes during the six month period then ended is presented below:

	Weighted average grant date fair value	Number of shares	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Unvested at March 31, 2013	$1.36	485,616	1.70	$655,582

Awarded	$1.38	45,000
Vested	$1.81	(181,193)
Forfeited	—	—

Unvested at September 30, 2013	$1.06	349,423	1.97	$401,836

Total unrecognized compensation cost related to unvested stock awards at September 30, 2013 amounted to $246,834 and is expected to be recognized over a weighted average period of 1.97 years. Total compensation cost for the stock awards amounted to $49,175 and $118,508 for the three and six months ended September 30, 2013, and $73,350 and $143,117 for the three and six months ended September 30, 2012, respectively.

(9)	Concentrations

The Company had sales to one customer that approximated $23,938,000 or 72% and $43,524,000 or 68% of total sales for the three and six months ended September 30, 2013, respectively. Accounts receivable due from this customer approximated $14,846,000 at September 30, 2013 and $5,802,000 at March 31, 2013. In addition, the Company’s second largest customer accounted for approximately $3,233,000 or 10% and $7,218,000 or 11% of total sales for the three and six months ended September 30, 2013, respectively. Accounts receivable due from this customer approximated $1,167,000 at September 30, 2013 and $1,783,000 at March 31, 2013. For the three and six months ended September 30, 2012 the Company had sales to one customer that approximated $20,205,000 or 61% and $41,842,000 or 61% of total sales, respectively. Accounts receivable due from this customer approximated $9,629,000 at September 30, 2012. In addition, the Company’s second largest customer accounted for approximately $5,288,000 or 16% and $11,180,000 or 16% of total sales for the three and six months ended September 30, 2012, respectively. Accounts receivable due from this customer approximated $2,370,000 at September 30, 2012.

(10)	Subsequent Event

On November 6, 2013, the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Charles Horsey, the Company’s Chairman of the Board, President and Chief Executive Officer. Pursuant to the Employment Agreement:

●	The term of Mr. Horsey’s employment has been extended until November 1, 2018.
●	Mr. Horsey’s current base salary has been increased to $500,000 per annum. In addition, Mr. Horsey’s base salary will be increased to $550,000 per annum if the Company achieves EBITDA (as defined in the Employment Agreement), in excess of $10 million in any period of four consecutive fiscal quarters, and to $600,000 per annum if the Company achieves EBITDA in excess of $15 million in any period of four consecutive fiscal quarters. Such increases will continue in effect only to the extent EBITDA continues to be in excess of such thresholds.
●	Mr. Horsey will be paid a signing bonus in the amount of $150,000.
●	Mr. Horsey will be entitled to an annual bonus for each fiscal year of the Company equal to four percent of Pre-Bonus EBITDA (as defined in the Employment Agreement), to the extent the Company achieves the Pre-Bonus EBITDA target established by the Company’s Board of Directors for such year. Such bonus is subject to increase or decrease to the extent actual Pre-Bonus EBITDA for such year is greater or less than the targeted amount, subject to the Company’s achievement of at least 80% of targeted Pre-Bonus EBITDA.
●	Mr. Horsey will be entitled to a supplemental bonus with respect to each fiscal year in which the Company’s Adjusted EBITDA (as defined in the Employment Agreement) exceeds both 20% of operating revenue for such year and 110% of Adjusted EBITDA for the prior year.
●	In the event of the termination of Mr. Horsey’s employment by the Company other than for Cause, or by Mr. Horsey for Good Reason (as such terms are defined in the Employment Agreement), Mr. Horsey will be entitled to (i) a cash payment in the amount of $100,000, and (ii) aggregate severance payments equal to 18-months’ of his base salary; provided that if the Company’s EBITDA for the preceding four fiscal quarters is less than $5 million, such severance payments shall be equal to 12-months’ of his base salary.
●	Mr. Horsey was awarded a stock option to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.00 per share. This option vests with respect to 40,000 shares of common stock on each of October 31, 2014, October 31, 2015, October 31, 2016, October 31, 2017 and October 31, 2018.
●	Mr. Horsey was awarded an additional stock option to purchase 400,000 shares of common stock at an exercise price of $2.00 per share. This option vests only upon a Liquidity Event (as defined in the Employment Agreement) as follows: as to (i) 100,000 shares of common stock if the Liquidity Event results in consideration paid to the Company’s stockholders of at least $2.50 per share of common stock but less than $2.80 per share of common stock, (ii) 200,000 shares of common stock if such Liquidity Event results in consideration paid to the Company’s stockholders of at least $2.80 per share of common stock but less than $3.10 per share of common stock, (iii) 300,000 shares of common stock if such Liquidity Event results in consideration paid to the Company’s stockholders of at least $3.10 per share of common stock but less than $6.00 per share of common stock, and (iv) all 400,000 shares of common stock if such Liquidity Event results in consideration paid to the Company’s stockholders of $6.00 per share or more

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect,” “plan,” “predict,” “may,” “should,” “will,” the negatives thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company’s expectations are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 under “Risk Factors,” including but not limited to “Concentration of Customers,” “Dependence on Key Personnel,” “Series D Preferred Stock Liquidation Preference; Redemption,” ” Control by Union Capital Corporation and Holders of Series D Preferred Stock,” “Anti-Dilution Provisions of The Series D Preferred Stock Could Result In Dilution of Stockholders,” “Unpredictable Revenue Patterns,” “Competition,” “Recent Losses,” “Recent Economic Changes,” “Lender’s Security Interest,” and “Risks Associated with Acquisitions,” in addition to other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

‘mktg, inc.’, through its wholly-owned subsidiaries Inmark Services LLC (“Inmark”), Optimum Group LLC, U.S. Concepts LLC, Digital Intelligence Group LLC, mktg retail LLC and Mktg, inc. UK Ltd., is a full-service marketing agency. We develop, manage and execute sales promotion programs at both national and local levels, utilizing both online and offline media channels. Our programs help our clients effectively promote their goods and services directly to retailers and consumers and are intended to assist them in achieving maximum impact and return on their marketing investment. Our activities reinforce brand awareness, provide incentives to retailers to order and display our clients’ products, and motivate consumers to purchase those products, and are designed to meet the needs of our clients by focusing on communities of consumers who want to engage brands as part of their lifestyles.

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

Results of Operations

Overview

For the three months ended September 30, 2013 we generated $676,000 in operating income, a decrease of $487,000 compared to the $1,163,000 earned during the three months ended September 30, 2012. This decline was the result of a $175,000 decrease in Operating Revenue, a $260,000 increase in compensation expense and a $52,000 increase in general and administrative expenses. Modified EBITDA fell to $935,000 from $1,521,000 for the three months ended September 30, 2012. For the six months ended September 30, 2013 we generated $994,000 in operating income, a $1,683,000 decrease over the $2,677,000 earned during the six months ended September 30, 2012. This decline was the result of a $1,296,000 decrease in Operating Revenue, a $256,000 increase in compensation expense and a $131,000 increase in general and administrative expenses. In addition, Modified EBITDA decreased to $1,618,000 from $3,387,000 for the six months ended September 30, 2012.

Our net income reflects a non-cash benefit or (charge) for the fair value adjustment to the derivative financial instruments reflected on our balance sheet in connection with our December 2009 financing. These adjustments are primarily attributable to changes in the price of our Common Stock during the period, which under generally accepted accounting principles require us to adjust the carrying values of the Compound embedded derivative and other derivative liabilities on our balance sheets and record a benefit or (charge) under “Fair value adjustments to compound embedded derivatives” on our statements of operations. In addition, these adjustments are treated as non-deductible or includable permanent difference items for income tax reporting purposes. A more detailed explanation of the accounting treatment for these derivative financial instruments is provided in Note 4 to our Condensed Consolidated Financial Statements in Item 1 of this Report.

The following table presents the reported operating results for the three and six months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Operations Data:

Sales	$33,391,000	$32,998,000	$64,192,000	$68,435,000
Reimbursable program costs and expenses	7,164,000	5,749,000	13,489,000	12,025,000
Outside production and other program expenses	15,789,000	16,636,000	30,345,000	34,756,000

Operating revenue	10,438,000	10,613,000	20,358,000	21,654,000

Compensation expense	7,847,000	7,587,000	15,574,000	15,318,000
General and administrative expenses	1,915,000	1,863,000	3,790,000	3,659,000

Operating income	676,000	1,163,000	994,000	2,677,000

Interest income, net	—	—	1,000	1,000
Fair value adjustments to compound embedded derivatives	739,000	(197,000)	1,053,000	(809,000)
Income before provision for income taxes	1,415,000	966,000	2,048,000	1,869,000

Provision for income taxes	270,000	393,000	396,000	1,039,000

Net income	$1,145,000	$573,000	$1,652,000	$830,000

Per Share Data:
Basic earnings per share	$0.14	$0.07	$0.20	$0.10
Diluted earnings per share	$0.07	$0.04	$0.10	$0.05

Weighted Average Shares Outstanding:
Basic	8,312,891	8,325,891	8,312,891	8,240,528
Diluted	17,267,193	16,210,304	17,267,193	16,100,638
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

The following table presents operating data expressed as a percentage of Operating Revenue for the three and six months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Statement of Operations Data:
Operating revenue	100.0%	100.0%	100.0%	100.0%
Compensation expense	75.2%	71.4%	76.5%	70.7%
General and administrative expense	18.3%	17.6%	18.6%	16.9%
Operating income	6.5%	11.0%	4.9%	12.4%
Interest income, net	0.0%	0.0%	0.0%	0.0%
Fair value adjustments to compound embedded derivatives	7.1%	(1.9%)	5.2%	(3.8%)
Income before provision for income taxes	13.6%	9.1%	10.1%	8.6%
Provision for income taxes	2.6%	3.7%	2.0%	4.8%
Net income	11.0%	5.4%	8.1%	3.8%

Sales. Sales consist of fees for services, commissions, reimbursable program costs and expenses and other production and program expenses. We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts. The amount of reimbursable program costs and expenses, and outside production and other program expenses which are included in sales will vary from period to period, based on the type and scope of the service being provided. Sales for the three months ended September 30, 2013 increased $393,000 to $33,391,000, compared to $32,998,000 for the three months ended September 30, 2012. This increase in sales is primarily attributable to a $3,733,000 increase in sales from our largest customer, Diageo North America, Inc. (“Diageo”), and a $401,000 increase in interactive marketing sales, partially offset by a $3,693,000 decrease in experiential sales. Sales for the six months ended September 30, 2013 decreased $4,243,000 to $64,192,000, compared to $68,435,000 for the six months ended September 30, 2012. This decrease in sales is primarily attributable to a $6,473,000 decrease in experiential marketing sales, partially offset by a $1,628,000 increase in sales from Diageo, and a $733,000 increase in interactive marketing sales.

Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses are primarily direct labor, travel and product costs generally associated with events we execute for Diageo. Reimbursable program costs and expenses for the three months ended September 30, 2013 increased $1,415,000 to $7,164,000, compared to $5,749,000 for the three months ended September 30, 2012. This increase primarily reflects an increase in the number of events executed during the three months ended September 30, 2013 versus the same period in the prior fiscal year. Reimbursable program costs and expenses for the six months ended September 30, 2013 increased $1,464,000 to $13,489,000, compared to $12,025,000 for the six months ended September 30, 2012. This increase primarily reflects an increase in the number of events executed during the six months ended September 30, 2013 versus the same period in the prior fiscal year.

Outside Production and Other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production and other program expenses for the three months ended September 30, 2013 decreased $847,000 to $15,789,000, compared to $16,636,000 for the three months ended September 30, 2012. This decrease in outside production and other program expenses is primarily due to a decrease in the cost of experiential marketing programs, partially offset by an increase in the cost of Diageo events executed. Outside production and other program expenses for the six months ended September 30, 2013 decreased $4,411,000 to $30,345,000, compared to $34,756,000 for the six months ended September 30, 2012. This decrease in outside production and other program expenses is primarily due to a decrease in the cost of experiential marketing programs, along with a reduction in the cost of Diageo events executed.

Operating Revenue. For the three months ended September 30, 2013, Operating Revenue decreased $175,000 or 2% to $10,438,000, compared to $10,613,000 for the three months ended September 30, 2012. For the six months ended September 30, 2013, Operating Revenue decreased $1,296,000 or 6% to $20,358,000, compared to $21,654,000 for the six months ended September 30, 2012. These decreases in Operating Revenue for the three and six month periods are primarily due to a decrease in experiential marketing revenue, partially offset by an increase in Diageo and interactive marketing revenues. Operating Revenue as a percentage of Sales for the three and six months ended September 30, 2013 was 31% and 32%, compared to 32% for the three and six months ended September 30, 2012. A reconciliation of Sales to Operating Revenues for the three and six months ended September 30, 2013 and 2012 is set forth below.

	Three Months Ended September 30,				Six Months Ended September 30,
Sales	2013	%	2012	%	2013	%	2012	%
Sales – U.S. GAAP	$33,391,000	100	$32,998,000	100	$64,192,000	100	$68,435,000	100
Reimbursable program costs and outside production expenses	22,953,000	69	22,385,000	68	43,834,000	68	46,781,000	68

Operating Revenue – Non-GAAP	$10,438,000	31	$10,613,000	32	$20,358,000	32	$21,654,000	32

Compensation Expense. Compensation expense, exclusive of reimbursable program costs and expenses and other program expenses, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For the three months ended September 30, 2013, compensation expense increased $260,000 to $7,847,000, compared to $7,587,000 for the three months ended September 30, 2012. This 3% increase in compensation expense is primarily the result of a $586,000 increase in salary expense and a $71,000 increase in payroll taxes and benefits resulting mainly from staff increases, offset by a $374,000 decrease in bonus expense. For the six months ended September 30, 2013, compensation expense increased $256,000 to $15,574,000, compared to $15,318,000 for the six months ended September 30, 2012. This 2% increase in compensation expense is primarily the result of a $896,000 increase in salary expense and a $167,000 increase in payroll taxes and benefits resulting mainly from staff increases, offset by a $780,000 decrease in bonus expense.

General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts. For the three months ended September 30, 2013, general and administrative expenses increased $52,000 to $1,915,000, compared to $1,863,000 for the three months ended September 30, 2012. This 3% increase in general and administrative expenses is primarily the result of a $118,000 increase in professional fees, a $54,000 increase in office expense, and a $36,000 increase in travel and entertainment, partially offset by a $76,000 reduction in depreciation and amortization expense, a $34,000 decrease in promotional expense, a $22,000 decrease in insurance expense, and a $21,000 decrease in telecommunication expense. For the six months ended September 30, 2013, general and administrative expenses increased $131,000 to $3,790,000, compared to $3,659,000 for the six months ended September 30, 2012. This 4% increase in general and administrative expenses is primarily the result of a $162,000 increase in professional fees, a $127,000 increase in new business expense, and a $77,000 increase in office expense, partially offset by a $103,000 decrease in promotional expense, a $58,000 reduction in depreciation and amortization expense, a $51,000 decrease in insurance expense, and a $22,000 decrease in telecommunication expense.

Modified EBITDA. As described above, we believe that Modified EBITDA is an additional key performance indicator. We use it to measure and evaluate operational performance. The Company’s Modified EBITDA for the three months ended September 30, 2013 decreased by $586,000 or 39% to $935,000 compared to $1,521,000 for the three months ended September 30, 2012. For the six months ended September 30, 2013 the Company’s modified EBITDA decreased by $1,769,000 or 52% to $1,618,000 compared to $3,387,000 for the six months ended September 30, 2012. A reconciliation of operating income to Modified EBITDA for the three and six months ended September 30, 2013 and 2012, is set forth below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating income – US GAAP	$676,000	$1,163,000	$994,000	$2,677,000
Depreciation and amortization	170,000	246,000	426,000	484,000
Share based compensation expense	89,000	113,000	198,000	226,000
Modified EBITDA – Non-GAAP	$935,000	$1,521,000	$1,618,000	$3,387,000
22

Interest income, net. We had nominal net interest income for the three and six months ended September 30, 2013 and 2012.

Fair Value Adjustments to Compound Embedded Derivatives. Fair value adjustments to compound embedded derivatives for the three and six months ended September 30, 2013, were $739,000 and $1,053,000, respectively. Fair value adjustments to compound embedded derivatives for the three and six months ended September 30, 2012, were ($197,000) and ($809,000), respectively. These amounts consist entirely of a non-cash fair value adjustment to the derivative financial instruments generated from the December 2009 financing. This adjustment is primarily attributable to the fluctuation in the price of our Common Stock during the relevant periods, which under generally accepted accounting principles required us to adjust the carrying values of the Compound Embedded Derivative on our balance sheets and record the amount of such adjustments under “Fair value adjustments to compound embedded derivatives” on our statements of operations. In general, an increase in the price of our Common Stock in a particular period will result in an increase in the carrying values of these derivative liabilities on our balance sheets at the end of such period and require us to record the amount of such increase as a charge under “Fair value adjustments to compound embedded derivatives” on our statements of operations for such period, and a decrease in the price of our Common Stock in a particular period will have the opposite effect. A more detailed explanation of the accounting treatment for these derivative financial instruments is provided in Note 4 to our Consolidated Financial Statements in Item 1 of this Report.

Income before Provision for Income Taxes. The Company’s income before provision for income taxes for the three months ended September 30, 2013, was $1,415,000 compared to $966,000 for the three months ended September 30, 2012. For the six months ended September 30, 2013, the Company’s income before provision for income taxes was $2,048,000 compared to $1,869,000 for the six months ended September 30, 2012.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2013, was $270,000 compared to $393,000 for the three months ended September 30, 2012. For the six months ended September 30, 2013, the Company’s provision for income taxes was $396,000 compared to $1,039,000 for the six months ended September 30, 2012.

Net Income. As a result of the items discussed above, net income for the three months ended September 30, 2013 was $1,145,000 compared to $573,000 for the three months ended September 30, 2012. For the six months ended September 30, 2013, the Company’s net income was $1,652,000 compared to $830,000 for the six months ended September 30, 2012. Fully diluted earnings per share amounted to $.07 and $.10 for the three and six months ended September 30, 2013, compared to $.04 and $.05 for the three and six months ended September 30, 2012.

Liquidity and Capital Resources

For the six months ended September 30, 2013, working capital increased by $710,000 from $7,207,000 to $7,917,000, primarily as a result of the operating income we generated during the period, partially offset by investing activities.

At September 30, 2013, we had cash and cash equivalents of $4,894,000, borrowing availability under the Credit Facility of $4,000,000, working capital of $7,917,000, and stockholders’ equity of $11,773,000. In comparison, at March 31, 2013, we had cash and cash equivalents of $11,240,000, borrowing availability under the Credit Facility of $3,198,000, working capital of $7,207,000, and stockholders’ equity of $10,177,000. The $6,346,000 decrease in cash and cash equivalents during the six months ended September 30, 2013 was primarily due to $5,754,000 of cash used in operating activities, a $180,000 long-term investment, and $446,000 in property and equipment purchases.

Operating Activities. Net cash used in operating activities for the six months ended September 30, 2013 was $5,754,000, primarily attributable to a $10,736,000 increase in account receivable, partially offset by $3,555,000 of cash provided by the changes in the operating assets and liabilities excluding accounts receivable, and by net income of $1,652,000. The $10,736,000 increase in accounts receivable is primarily attributable to new contractual payment terms and process with Diageo.

Investing Activities. Net cash used in investing activities for the six months ended September 30, 2013 was $626,000, resulting from a $180,000 long-term investment, along with $446,000 in property and equipment purchases.

Financing Activities. Net cash used in financing activities for the six months ended September 30, 2013 consisted of $30,000 in repurchases of our Common Stock from employees to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.

On November 23, 2011, we entered into a Loan and Security Agreement with TD Bank, N.A. (the “Bank”), pursuant to which we were provided with a $4.0 million revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility are secured by substantially all of our assets and have been guaranteed by our subsidiaries.

Pursuant to the Loan Agreement, among other things:

●	All outstanding loans will become due on November 23, 2013, provided that following our request, the Bank may in its sole discretion agree to one year extensions of the maturity date;

●	Interest accrues on outstanding loans at a per annum rate equal to the greater of (i) 4.0%, and (ii) the Bank’s prime rate as from time to time in effect plus one percent;

●	Aggregate loans outstanding at any time are limited to a borrowing base equal to 80% of our eligible accounts receivable, as determined by the Bank, provided that the advance rate is limited to 50% with respect to accounts receivable from our customers whose receivables constitute more than 50% of our receivables in the aggregate; and

●	We are required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict our ability to pay dividends, provide that our debt service coverage ratio (as determined pursuant to the Loan Agreement) cannot be less than 1.25 to 1.0 as of the end of any fiscal year, and require that we have immediately available cash at all times, including borrowings under the Credit Facility, of at least $3 million. We were in compliance with these covenants at September 30, 2013.

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

On December 11, 2012, we entered into an amendment to the Loan Agreement, effective as of November 23, 2012, pursuant to which (i) the maturity date under the Loan Agreement was extended for one year to November 23, 2013, and (ii) our obligation to maintain $500,000 in a blocked account with the Bank to secure our obligations under the loan agreement was terminated. Accordingly, in connection with the amendment, such blocked account was released back to us. We believe that that Loan Agreement that is currently set to expire on November 23, 2013 will be extended for another year.

We believe that cash currently on hand together with cash expected to be generated from operations and borrowing availability under the Credit Facility, will be sufficient to fund our cash and near-cash requirements both through September 30, 2014 and on a long-term basis. We had no loans outstanding under the Credit Facility at September 30, 2013.

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

Please refer to our 2013 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies relating to revenue recognition, goodwill (expanded below) and other intangible assets and accounting for income taxes. During the six months ended September 30, 2013, there were no material changes to these policies.

Goodwill and Other Intangible Assets

Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of our subsidiary companies, Inmark, Optimum, U.S. Concepts and Digital Intelligence as well as our mktgpartners business. These companies and businesses have been integrated into a structure which does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of a customer relationship acquired from mktgpartners which has been fully amortized as of September 30, 2013, and an Internet domain name and related intellectual property rights. At September 30, 2013 and March 31, 2013, our balance sheet reflected goodwill and intangible assets as set forth below:

	September 30, 2013	March 31, 2013
Amortizable:
Customer relationship	$—	$80,422

Non-Amortizable:
Goodwill	$10,052,232	$10,052,232
Internet domain name	200,000	200,000
	$10,252,232	$10,252,232
Total	$10,252,232	$10,332,654

Goodwill and the internet domain name are deemed to have indefinite lives and are subject to annual impairment tests. Goodwill impairment tests require that we first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. We are not required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. We assess the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded. The value assigned to the customer relationship was amortized over a five year period.

As of March 31, 2013, we assessed qualitative factors which included an analysis of macroeconomic conditions, financial performance, and industry and market considerations, and concluded that it was not necessary to perform a two-step quantitative goodwill impairment test and that the goodwill of the Company was not impaired as of March 31, 2013. Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred. There were no events or changes in circumstances during the six months ended September 30, 2013 that indicated that the carrying value of goodwill and the intangible asset may not be recoverable. Management has also determined that there was no impairment of the amortizable intangible asset.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

‘mktg, inc.’

Dated: November 13, 2013	By:	/s/ Charles W. Horsey
Charles W. Horsey, Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2013	By:	/s/ Paul Trager
Paul Trager, Chief Financial Officer
(Principal Financial Officer)
27