Form 10-Q
period 2013-12-31
'mktg, inc.'
filed 2014-02-14
CIK 886475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of January 31, 2014, 8,648,120 shares of the Registrant’s Common Stock, par value $.001 per share, were outstanding.

INDEX

‘mktg, inc.’

PART I - FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements.

‘mktg, inc.’

Condensed Consolidated Balance Sheets

December 31, 2013 and March 31, 2013

(Unaudited)

	December 31, 2013	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$7,195,351	$11,239,835
Accounts receivable, net of allowance for doubtful accounts of $297,000 at December 31, 2013 and March 31, 2013	15,102,025	10,228,377
Unbilled contracts in progress	1,279,863	2,397,873
Deferred contract costs	838,914	1,023,460
Prepaid expenses and other current assets	451,392	253,999
Deferred tax asset	531,138	774,138
Total current assets	25,398,683	25,917,682

Property and equipment, net	1,769,103	1,486,686

Deferred tax asset	2,422,500	2,412,500
Goodwill	10,052,232	10,052,232
Intangible assets - net	200,000	280,422
Long-term investments	184,557	—
Other assets	484,209	457,448
Total assets	$40,511,284	$40,606,970

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$920,616	$1,591,807
Accrued compensation	594,710	1,676,675
Accrued job costs	361,937	736,669
Other accrued liabilities	2,653,829	2,773,637
Income taxes payable	—	31,686
Deferred revenue	12,442,403	11,900,222
Total current liabilities	16,973,495	18,710,696

Deferred rent	637,872	925,788
Compound embedded derivative	3,702,128	4,664,894
Deferred tax liability	3,429,866	2,995,866
Total liabilities	24,743,361	27,297,244

Commitments and contingencies

Redeemable Series D Convertible Participating Preferred Stock, $4,077,461 redemption and liquidation value, par value $.001, stated value $1.00: 2,500,000 shares designated, issued and outstanding at December 31, 2013 and March 31, 2013	3,627,671	3,132,882

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; 9,104,752 shares issued and 8,654,974 outstanding at December 31, 2013 and 9,066,752 shares issued and 8,641,448 shares outstanding at March 31, 2013	9,105	9,067
Additional paid-in capital	15,538,423	15,250,715
Accumulated deficit	(2,896,526)	(4,509,462)
Cumulative translation adjustment	22,488	(71,770)
Treasury stock, at cost, 449,778 shares at December 31, 2013 and 425,304 shares at March 31, 2013	(533,238)	(501,706)
Total stockholders’ equity	12,140,252	10,176,844
Total liabilities and stockholders’ equity	$40,511,284	$40,606,970

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’

Condensed Consolidated Statements of Operations

Three and Nine Months Ended December 31, 2013 and 2012

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Sales	$40,789,311	$32,453,829	$104,981,644	$100,888,715

Operating expenses:
Reimbursable program costs and expenses	7,145,820	5,920,169	20,634,923	17,945,614
Outside production and other program expenses	21,759,219	15,900,309	52,103,957	50,656,028
Compensation expense	9,014,732	7,536,154	24,588,954	22,854,524
General and administrative expenses	1,960,879	1,811,750	5,751,236	5,470,284
Total operating expenses	39,880,650	31,168,382	103,079,070	96,926,450

Operating income	908,661	1,285,447	1,902,574	3,962,265

Interest income (expense), net	(145)	(188)	385	328
Fair value adjustments to a compound embedded derivative	(90,426)	755,319	962,766	(53,192)

Income before provision for income taxes	818,090	2,040,578	2,865,725	3,909,401

Provision for income taxes	362,000	504,000	758,000	1,543,000

Net income	$456,090	$1,536,578	$2,107,725	$2,366,401

Basic earnings per share	$.05	$.19	$.25	$.29
Diluted earnings per share	$.03	$.09	$.12	$.15

Weighted average number of common shares outstanding:
Basic	8,319,929	8,298,871	8,277,407	8,260,056
Diluted	17,270,952	16,275,351	17,265,845	16,121,665

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’

Condensed Consolidated Statements of Comprehensive Income

Three and Nine Months Ended December 31, 2013 and 2012

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Net income	$456,090	$1,536,578	$2,107,725	$2,366,401

Other comprehensive gain, net of tax:
Foreign currency translation gains	17,769	646	56,555	12,023

Comprehensive income	$473,859	$1,537,224	$2,164,280	$2,378,424

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’

Condensed Consolidated Statements of Cash Flows

Nine Months Ended December 31, 2013 and 2012

(Unaudited)

	2013	2012

Cash flows from operating activities:

Net income	$2,107,725	$2,366,401
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	592,731	730,526
Deferred rent amortization	(287,916)	(225,990)
Fair value adjustments to compound embedded derivative	(962,766)	53,192
Share based compensation expense	287,746	336,584
Deferred income taxes	667,000	1,361,000
Changes in operating assets and liabilities:
Accounts receivable	(4,873,648)	2,107,653
Unbilled contracts in progress	1,118,010	1,101,151
Deferred contract costs	184,546	125,168
Prepaid expenses and other current assets	(197,393)	9,050
Other assets	(26,761)	(17,257)
Accounts payable	(671,191)	(1,025,441)
Accrued compensation	(1,081,965)	(451,298)
Accrued job costs	(374,732)	66,110
Other accrued liabilities	(119,808)	(331,477)
Income taxes payable	(31,686)	7,359
Deferred revenue	542,181	(1,747,994)

Net cash (used in) provided by operating activities	(3,127,927)	4,464,737

Cash flows from investing activities:
Release of restricted cash	—	500,000
Purchases of property and equipment	(794,726)	(302,382)
Investments	(184,557)	—
Net cash (used in) provided by investing activities	(979,283)	197,618

Cash flows from financing activities:
Purchase of treasury stock	(31,532)	(22,087)
Net cash used in financing activities	(31,532)	(22,087)

Effect of exchange rate changes on cash and cash equivalents	94,258	20,038

Net (decrease) increase in cash and cash equivalents	(4,044,484)	4,660,306

Cash and cash equivalents at beginning of period	11,239,835	6,660,695
Cash and cash equivalents at end of period	$7,195,351	$11,321,001

Supplemental disclosures of cash flow information:
Interest paid during the period	$778	$444
Income taxes paid during the period	$220,026	$174,642

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’

Notes to the Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

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

In the opinion of management, such condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s results for the interim periods presented. The results of operations for the three and nine months ended December 31, 2013 are not necessarily indicative of the results for the full fiscal year or any future periods.

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

(c)	Internal-Use Software Development

Included in property and equipment are costs incurred to develop software for internal use that are capitalized and amortized over the estimated useful life of the software. Costs related to training and maintenance of internal-use software development are expensed as incurred. For the three and nine months ended December 31, 2013 the Company capitalized $296,310 and $525,260, respectively, of costs associated with internal-use software development. The Company did not incur any amortization expense related to capitalized software development costs during the three and nine months ended December 31, 2013 and 2012.

(d)	Goodwill

Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. Goodwill is subject to annual impairment tests which require the Company to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has one reporting unit, and that a two-step quantitative goodwill impairment test was not necessary. There were no events or changes in circumstances during the nine months ended December 31, 2013 that indicated to management that the carrying value of goodwill may not be recoverable.

(e)	Long-term Investments

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

(f)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, derivative financial instruments, and the Company’s Redeemable Series D Convertible Participating Stock (“Series D Preferred Stock”) issued December 15, 2009. The fair values of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities generally approximate their respective carrying values due to their current nature. Derivative liabilities, as discussed below, are required to be carried at fair value. The following table reflects the comparison of the carrying value and the fair value of the Company’s Series D Preferred Stock as of December 31, 2013:

	Carrying Values	Fair Values
Series D Preferred Stock (See Notes 4 and 6)	$3,627,671	$7,800,866

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

Fair value measurements – Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of the Company’s financial statements. Significant fair value measurements resulted from the application of the fair value measurement guidance included in ASC 815 to the Company’s Series D Preferred Stock, and Warrants issued in December 2009 as described in Note 7, and ASC 718 Stock Compensation to the Company’s share based payment arrangements.

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

(g)	Revenue Recognition

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

(h)	Income Taxes

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

(i)	Net Income Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted shares subject to forfeiture. Diluted earnings per share is computed on the same basis, including, if dilutive, common share equivalents, which include outstanding vested options, warrants, preferred stock, and restricted stock. For the three and nine months ended December 31, 2013 and 2012, stock options to purchase 70,000 shares of common stock were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. The weighted average number of shares outstanding consists of:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Basic	8,319,929	8,298,871	8,277,407	8,260,056
Dilutive effect of:
Options	1,131,659	143,730	1,164,079	45,320
Restricted stock	46,145	59,638	51,039	43,349
Warrants	2,454,070	2,453,963	2,454,171	2,453,791
Series D preferred stock	5,319,149	5,319,149	5,319,149	5,319,149
Diluted	17,270,952	16,275,351	17,265,845	16,121,665
9

(j)	Recent Accounting Standards Affecting the Company

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

Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July, 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. Management currently believes that the adoption of this ASU will not have a material impact on the Company’s operating results, financial position, or cash flows.

(3)	Long-Term Investment

On April 10, 2013, the Company entered into a stock purchase agreement with Moving Off Campus, doing business as Bonfyre (“Bonfyre”) to purchase a 2.0% interest in Bonfyre for $150,000. The investment in Bonfyre is accounted for using the cost method of accounting because the Company does not have the ability to exercise significant influence over Bonfyre. Accordingly, the investment is adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments. Since the date of the initial investment the Company has provided $34,557 worth of services that in accordance with the stock purchase agreement constitutes additional investments. The carrying amount of the investment in Bonfyre at December 31, 2013 was $184,557, representing a 2.4% interest in Bonfyre. Management determined that there was no impairment of value at December 31, 2013.

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

The financial instruments sold to the Management Buyers, were recognized as compensation expense in the amount by which the fair value of the share-linked financial instruments (i.e. Series D Preferred Stock and Warrants) exceeded the proceeds that the Company received. The financial instruments subject to allocation were the Secured Notes, Series D Preferred Stock, Compound Embedded Derivatives and the Warrants. Other than the compensatory amounts, current accounting concepts generally provide that the allocation is, first, to those instruments that are required to be recorded at fair value; that is, the Compound Embedded Derivatives; and the remainder based upon relative fair values.

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
Compound Embedded Derivatives:
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

The Company’s Secured Notes, Compound Embedded Derivative and Series D Preferred Stock are classified within Level 3 of the fair value hierarchy as they are valued using unobservable inputs including significant assumptions of the Company and other market participants. In November, 2011, in conjunction with the Company obtaining a bank credit facility (see Note 5), the Company repaid in full the remaining $2 million of principal then outstanding under the Secured Notes.

There were no transfers between Level 1 and Level 2, or transfers in and out of Level 3 during the nine months ended December 31, 2013 and 2012.

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

Significant assumptions embodied in these methods are as follows:

		Market or Calculated Inputs
Assumption:	Level	December 31, 2013	March 31, 2013
Common stock trading market price	1	$1.17	$1.35
Common stock trading volatility:
Preferred Compound Embedded Derivative	1	36.29%—40.82%	55.98%—88.87%
Preferred Compound Embedded Derivative (effective volatility)	3	37.08%	67.38%
Warrant	1	—	—
Credit-risk adjusted yields:
Periods ranging from one to three years	2	6.13%—7.31%	6.64%—7.40%
Effective risk-adjusted yield	3	6.34%	6.96%
Terms (years):
Preferred Compound Embedded Derivative (effective term)	3.889		1.10

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

	Fair Value Measurements as of March 31, 2013
	Total	Level 1	Level 2	Level 3
Instruments:
Compound Embedded Derivative	$4,664,894	$—	$—	$4,664,894

Total Instruments	$4,664,894	$—	$—	$4,664,894

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Instruments:
Compound Embedded Derivative	$3,702,128	$—	$—	$3,702,128

Total Instruments	$3,702,128	$—	$—	$3,702,128

The following table presents the changes in Level 3 Instruments measured at fair value on a recurring basis for the three months ended December 31, 2013 and 2012:

Compound Embedded Derivative

Balances at, September 30, 2012	$3,813,830
Fair value adjustments	(755,319)
Balances at, December 31, 2012	$3,058,511

Balances at, September 30, 2013	$3,611,702
Fair value adjustments	90,426
Balances at, December 31, 2013	$3,702,128
15

The following table presents the changes in Level 3 Instruments measured at fair value on a recurring basis for the nine months ended December 31, 2013 and 2012:

Compound Embedded Derivative

Balances at, March 31, 2012	$3,005,319
Fair value adjustments	53,192
Balances at, December 31, 2012	$3,058,511

Balances at, March 31, 2013	$4,664,894
Fair value adjustments	(962,766)
Balances at, December 31, 2013	$3,702,128

The fair value adjustments recorded for the Compound Embedded Derivative are reported separately in the Statement of Operations.

(5)	Bank Credit Facility

On November 23, 2011, the Company entered into a Loan and Security Agreement with TD Bank, N.A. (the “Bank”), pursuant to which it was provided with a $4.0 million revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility are secured by substantially all of Company’s assets and have been guaranteed by the Company’s subsidiaries.

Pursuant to the Loan Agreement (as amended), among other things:

●	All outstanding loans will become due on November 23, 2014, provided that following the Company’s request, the Bank may in its sole discretion agree to one year extensions of the maturity date;

●	Interest accrues on outstanding loans at a per annum rate equal to the greater of (i) 4.0%, and (ii) the Bank’s prime rate as from time to time in effect plus one percent;

●	Aggregate loans outstanding at any time are limited to a borrowing base equal to 80% of the Company’s eligible accounts receivable, as determined by the Bank, provided that the advance rate is limited to 50% with respect to accounts receivable from customers of the Company whose receivables constitute more than 50% of the Company’s receivables in the aggregate; and

●	The Company is required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict the Company’s ability to pay dividends, provide that the Company’s debt service coverage ratio (as determined pursuant to the Loan Agreement) cannot be less than 1.25 to 1.0 as of the end of any fiscal year, and require that the Company have immediately available cash at all times, including borrowings under the Credit Facility, of at least $3 million.

If the Company does not comply with the financial and other covenants and requirements of the Loan Agreement, the Bank may, subject to various cure rights, require the immediate payment of all amounts outstanding under the Loan Agreement.

Upon the closing of the Credit Facility, the Company paid a $30,000 commitment fee to the Bank plus its legal costs and expenses.

On December 11, 2012, the Company entered into an amendment to the Loan Agreement, effective as of November 23, 2012, pursuant to which (i) the maturity date under the Loan Agreement was extended for one year to November 23, 2013, and (ii) the Company’s obligation to maintain $500,000 in a blocked account with the Bank to secure the Company’s obligations under the Loan Agreement was terminated. Accordingly, in connection with the amendment, such blocked account was released to the Company. On November 14, 2013, the Loan Agreement was extended for one year to November 23, 2014.

At December 31, 2013, the Company had no borrowings outstanding under the Credit Facility and availability of $4,000,000.

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

(6)	Redeemable Preferred Stock

Redeemable preferred stock consists of the following as of December 31, 2013 and March 31, 2013:

	December 31, 2013	March 31, 2013
Series D Convertible Participating Preferred Stock, par value $0.001, stated value $1.00, 2,500,000 shares designated, 2,500,000 shares issued and outstanding at December 31, 2013 and March 31, 2013; redemption and liquidation value $4,077,461 at December 31, 2013	$3,627,671	$3,132,882

The Series D Preferred Stock is subject to accretion to its redemption value, through charges to equity, over the period from issuance to the contractual redemption date, discussed in the Financing Overview, above, using the effective interest method. The redemption value is determined based upon the stated redemption amount of $1.00 per share, plus an accretion amount, more fully discussed above. For the three and nine months ended December 31, 2013, accretion, which is recorded to the accumulated deficit, amounted to $206,515 and $494,789, respectively, and for the three and nine months ended December 31, 2012, accretion amounted to $145,753 and $422,075, respectively.

(7)	Derivative Financial Instruments

The Company’s derivative financial instrument consists of a Compound Embedded Derivative that was bifurcated from our Series D Preferred Stock. The Preferred Compound Embedded Derivative comprises the embedded conversion option and certain other equity-indexed features that were not clearly and closely related to the Series D Preferred Stock in terms of risks. The following table reflects the changes in fair value of the Preferred Compound Embedded Derivative using the techniques and assumptions described in Note 4:

	Compound Embedded Derivative	Total
Balances at April 1, 2012	$3,005,319	$3,005,319
Fair value adjustments	53,192	53,192
Balances at December 31, 2012	$3,058,511	$3,058,511

Balances at April 1, 2013	$4,664,894	$4,664,894
Fair value adjustments	(962,766)	(962,766)
Balances at December 31, 2013	$3,702,128	$3,702,128

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

(i) Stock Options

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended so as to increase the number of shares of Common Stock available under the plan to 1,250,000. In September 2008, the 2002 Plan was amended to increase the number of shares of Common Stock available under the plan to 1,650,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Compensation Committee of the Board of Directors. At December 31, 2013, there were options to purchase 70,000 shares of Common Stock, expiring from April 2015 through September 2017, issued under the 2002 Plan that remained outstanding. The 2002 Plan terminated on September 30, 2012.

On March 25, 2010, the stockholders of the Company approved the ‘mktg, inc.’ 2010 Equity Incentive Plan (the “2010 Plan”), under which 3,000,000 shares of Common Stock have been set aside and reserved for issuance. The 2010 Plan provides for the granting to our employees, officers, directors, consultants and advisors of stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights, restricted stock units and other performance stock awards. The 2010 Plan is administered by the Compensation Committee of the Board of Directors.  The exercise price per share of a stock option, which is determined by the Compensation Committee, may not be less than 100% of the fair market value of the common stock on the date of grant. For non-qualified options the term of the option is determined by the Compensation Committee. For incentive stock options the term of the option is not more than ten years. However, if the optionee owns more than 10% of the total combined voting power of the Company, the term of the incentive stock option will be no longer than five years. The 2010 Plan automatically terminates on February 22, 2020, unless it is terminated earlier by a vote of the Company’s stockholders or the Board of Directors; provided, however, that any such action does not affect the rights of any participants of the 2010 Plan. In addition, the 2010 Plan may be amended by the stockholders of the Company or the Board of Directors, subject to stockholder approval if required by applicable law or listing requirements. At December 31, 2013, there were options to purchase 2,455,428 shares of Common Stock, expiring May 2020, issued under the 2010 Plan that remained outstanding. Any option under the 2010 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of December 31, 2013, the Company had options or other awards for 6,135 shares of Common Stock available for grant under the 2010 Plan.

On November 6, 2013, the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Charles Horsey, the Company’s Chairman of the Board, President and Chief Executive Officer. Pursuant to the Employment Agreement Mr. Horsey was awarded a stock option to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.00 per share that vests in equal installments over a five-year period. In addition, Mr. Horsey was awarded a stock option to purchase 400,000 shares of common stock at an exercise price of $2.00 per share. This option vests only upon a Liquidity Event (as defined in the Employment Agreement) as follows: as to (i) 100,000 shares of common stock if the Liquidity Event results in consideration paid to the Company’s stockholders of at least $2.50 per share of common stock but less than $2.80 per share of common stock, (ii) 200,000 shares of common stock if such Liquidity Event results in consideration paid to the Company’s stockholders of at least $2.80 per share of common stock but less than $3.10 per share of common stock, (iii) 300,000 shares of common stock if such Liquidity Event results in consideration paid to the Company’s stockholders of at least $3.10 per share of common stock but less than $6.00 per share of common stock, and (iv) all 400,000 shares of common stock if such Liquidity Event results in consideration paid to the Company’s stockholders of $6.00 per share or more. These options had an estimated grant date value of $.65 per share and expire on October 31, 2023.

The maximum contractual life for any of the options is ten years. The Company uses the Black-Scholes model to estimate the value of stock options granted under FASB guidance. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of options.

A summary of option activity under all plans as of December 31, 2013, and changes during the nine month period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Balance at March 31, 2013	$0.49	2,525,428	7.05	$2,171,868
Granted	$2.00	600,000
Exercised	—	—
Canceled	—	—
Balance at December 31, 2013 (vested and expected to vest)	$0.78	3,125,428	6.92	$1,218,917
Exercisable at December 31, 2013	$0.50	1,911,572	6.27	$1,280,753
18

Total unrecognized compensation cost related to vested and expected to vest options at December 31, 2013 amounted to $210,294 and is expected to be recognized over a weighted average period of 3.16 years. Total compensation cost for all outstanding option awards amounted to $44,107 and $123,601 for the three and nine months ended December 31, 2013 and $39,747 and $122,359 for the three and nine months ended December 31, 2012, respectively. The Company did not record any compensation cost related to the Liquidity Event options described above as the condition for vesting was not probable as of December 31, 2013.

(ii) Warrants

At December 31, 2013 and March 31, 2013 there were warrants outstanding to purchase 2,456,272 shares of common stock at a price of $.001 per share, which were issued in the December 2009 financing and expire December 15, 2015. The aggregate intrinsic value of the warrants outstanding at December 31, 2013 and March 31, 2013 were $2,871,382 and $3,313,511, respectively.

(iii) Restricted Stock

As of December 31, 2013 the Company had awarded 1,184,571 shares (net of forfeited shares) of restricted stock under the Company’s 2002 Plan, 394,000 shares (net of forfeited shares) of restricted stock under the Company’s 2010 Plan, and 189,767 shares (net of forfeited shares) of restricted stock that were issued outside of the Company’s 2002 and 2010 Plans. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at their respective grant dates amount to approximately $2,669,014 and are recognized ratably as compensation expense over the vesting periods. The shares of restricted stock granted pursuant to such agreements vest in various tranches over one to five years from the date of grant.

The shares awarded to employees under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

A summary of all non-vested stock activity as of December 31, 2013, and changes during the nine month period then ended is presented below:

	Weighted average grant date fair value	Number of shares	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Unvested at March 31, 2013	$1.36	485,616	1.70	$655,582

Awarded	$1.38	45,000
Vested	$1.81	(193,693)
Forfeited	$1.02	(7,000)

Unvested at December 31, 2013	$1.01	329,923	1.86	$386,010

Total unrecognized compensation cost related to unvested stock awards at December 31, 2013 amounted to $195,168 and is expected to be recognized over a weighted average period of 1.86 years. Total compensation cost for the stock awards amounted to $45,637 and $166,145 for the three and nine months ended December 31, 2013, and $71,108 and $214,225 for the three and nine months ended December 31, 2012, respectively.

(9)	Concentrations

The Company had sales to one customer that approximated $27,330,000 or 67% and $70,801,000 or 67% of total sales for the three and nine months ended December 31, 2013, respectively. Accounts receivable due from this customer approximated $11,064,000 at December 31, 2013 and $5,802,000 at March 31, 2013. In addition, the Company had sales to a second customer that approximated $4,787,000 or 12% and $5,741,000 or 5% of total sales for the three and nine months ended December 31, 2013, respectively. Accounts receivable due from this customer approximated $601,000 at December 31, 2013 and $32,000 at March 31, 2013. For the three and nine months ended December 31, 2012 the Company had sales to one customer that approximated $19,401,000 or 60% and $61,243,000 or 61% of total sales, respectively. Accounts receivable due from this customer approximated $9,749,000 and $7,329,000 at December 31, 2012 and March 31, 2012, respectively. In addition, the Company’s second largest customer for the nine months ended December 31, 2012 accounted for approximately $3,650,000 or 11% and $14,830,000 or 15% of total sales for the three and nine months ended December 31, 2012, respectively. Accounts receivable due from this customer approximated $1,994,000 and $1,504,000 at December 31, 2012 and March 31, 2012, respectively.

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

Results of Operations

Overview

For the three months ended December 31, 2013 we generated $909,000 in operating income, a decrease of $377,000 compared to the $1,286,000 earned during the three months ended December 31, 2012. This decline was the result of a $1,478,000 increase in compensation expense and a $149,000 increase in general and administrative expenses, partially offset by a $1,250,000 increase in Operating Revenue. Modified EBITDA fell to $1,166,000 from $1,644,000 for the three months ended December 31, 2012. For the nine months ended December 31, 2013 we generated $1,903,000 in operating income, a $2,059,000 decrease over the $3,962,000 earned during the nine months ended December 31, 2012. This decline was the result of a $1,734,000 increase in compensation expense, a $281,000 increase in general and administrative expenses, and a $44,000 decrease in Operating Revenue. In addition, Modified EBITDA decreased to $2,784,000 from $5,030,000 for the nine months ended December 31, 2012.

Our net income reflects a non-cash benefit or (charge) for the fair value adjustment to the derivative financial instruments reflected on our balance sheet in connection with our December 2009 financing. These adjustments are primarily attributable to changes in the price of our Common Stock during the period, which under generally accepted accounting principles require us to adjust the carrying values of the compound embedded derivative and other derivative liabilities on our balance sheets and record a benefit or (charge) under “Fair value adjustments to compound embedded derivative” on our statements of operations. In addition, these adjustments are treated as non-deductible or includable permanent difference items for income tax reporting purposes. A more detailed explanation of the accounting treatment for these derivative financial instruments is provided in Note 4 to our Condensed Consolidated Financial Statements in Item 1 of this Report.

The following table presents the reported operating results for the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Operations Data:

Sales	$40,789,000	$32,454,000	$104,982,000	$100,889,000
Reimbursable program costs and expenses	7,146,000	5,920,000	20,635,000	17,946,000
Outside production and other program expenses	21,759,000	15,900,000	52,104,000	50,656,000

Operating revenue	11,884,000	10,634,000	32,243,000	32,287,000

Compensation expense	9,014,000	7,536,000	24,589,000	22,855,000
General and administrative expenses	1,961,000	1,812,000	5,751,000	5,470,000
Operating income	909,000	1,286,000	1,903,000	3,962,000
Interest income (expense), net	—	—	—	—
Fair value adjustments to compound embedded derivative	(91,000)	755,000	963,000	(53,000)
Income before provision for income taxes	818,000	2,041,000	2,866,000	3,909,000

Provision for income taxes	362,000	504,000	758,000	1,543,000

Net income	$456,000	$1,537,000	$2,108,000	$2,366,000

Per Share Data:
Basic earnings per share	$0.05	$0.19	$0.25	$0.29
Diluted earnings per share	$0.03	$0.09	$0.12	$0.15

Weighted Average Shares Outstanding:
Basic	8,319,929	8,298,871	8,277,407	8,260,056
Diluted	17,270,952	16,275,351	17,265,845	16,121,665
21

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

The following table presents operating data expressed as a percentage of Operating Revenue for the three and nine months ended December 31, 2013 and 2012, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Statement of Operations Data:
Operating revenue	100.0%	100.0%	100.0%	100.0%
Compensation expense	75.9%	70.9%	76.3%	70.8%
General and administrative expense	16.5%	17.0%	17.8%	16.9%
Operating income	7.6%	12.1%	5.9%	12.3%
Interest income, net	0.0%	0.0%	0.0%	0.0%
Fair value adjustments to compound embedded derivative	(0.8%)	7.1%	3.0%	(0.2%)
Income before provision for income taxes	6.8%	19.2%	8.9%	12.1%
Provision for income taxes	3.0%	4.7%	2.4%	4.8%
Net income	3.8%	14.5%	6.5%	7.3%

Sales. Sales consist of fees for services, commissions, reimbursable program costs and expenses and other production and program expenses. We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts. The amount of reimbursable program costs and expenses, and outside production and other program expenses which are included in sales will vary from period to period, based on the type and scope of the service being provided. Sales for the three months ended December 31, 2013 increased $8,335,000 to $40,789,000, compared to $32,454,000 for the three months ended December 31, 2012. This increase in sales is attributable to a $7,929,000 increase in sales from our largest customer, Diageo North America, Inc. (“Diageo”), a $416,000 increase in experiential sales and a $227,000 increase in interactive marketing sales, offset by a $237,000 decrease in trade marketing sales. Sales for the nine months ended December 31, 2013 increased $4,093,000 to $104,982,000, compared to $100,889,000 for the nine months ended December 31, 2012. This increase in sales is attributable to a $9,558,000 increase in sales from Diageo, and a $1,192,000 increase in interactive marketing sales, offset by a $6,057,000 decrease in experiential sales and a $600,000 decrease in trade marketing sales.

Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses are primarily direct labor, travel and product costs generally associated with events we execute for Diageo. Reimbursable program costs and expenses for the three months ended December 31, 2013 increased $1,226,000 to $7,146,000, compared to $5,920,000 for the three months ended December 31, 2012. This increase primarily reflects an increase in the number of events executed during the three months ended December 31, 2013 versus the same period in the prior fiscal year. Reimbursable program costs and expenses for the nine months ended December 31, 2013 increased $2,689,000 to $20,635,000, compared to $17,946,000 for the nine months ended December 31, 2012. This increase primarily reflects an increase in the number of events executed during the nine months ended December 31, 2013 versus the same period in the prior fiscal year.

Outside Production and Other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production and other program expenses for the three months ended December 31, 2013 increased $5,859,000 to $21,759,000, compared to $15,900,000 for the three months ended December 31, 2012. This increase in outside production and other program expenses is primarily due to an increase in the cost of Diageo events executed, and an increase in the cost of experiential marketing programs. Outside production and other program expenses for the nine months ended December 31, 2013 increased $1,448,000 to $52,104,000, compared to $50,656,000 for the nine months ended December 31, 2012. This increase in outside production and other program expenses is primarily due to an increase in the cost of Diageo events executed, partially offset by a decrease in the cost of experiential marketing programs.

Operating Revenue. For the three months ended December 31, 2013, Operating Revenue increased $1,250,000 or 12% to $11,884,000, compared to $10,634,000 for the three months ended December 31, 2012. For the nine months ended December 31, 2013, Operating Revenue decreased slightly by $44,000 to $32,243,000, compared to $32,287,000 for the nine months ended December 31, 2012. These increases in Operating Revenue for the three and nine month periods are primarily due to an increase in Diageo and interactive marketing revenues, partially offset by a decrease in experiential marketing revenue. Operating Revenue as a percentage of Sales for the three and nine months ended December 31, 2013 was 29% and 31%, compared to 31% and 32% for the three and nine months ended December 31, 2012. These decreases in the Operating Revenue to Sales percentages for three and nine month periods are primarily due to an increase in reimbursable program expenses that are passed through to our clients at cost. A reconciliation of Sales to Operating Revenues for the three and nine months ended December 31, 2013 and 2012 is set forth below.

	Three Months Ended December 31,				Nine Months Ended December 31,
Sales	2013	%	2012	%	2013	%	2012	%
Sales – U.S. GAAP	$40,789,000	100	$32,454,000	100	$104,982,000	100	$100,889,000	100
Reimbursable program costs and outside production expenses	28,905,000	71	21,820,000	67	72,739,000	69	68,602,000	68
Operating Revenue – Non-GAAP	$11,884,000	29	$10,634,000	33	$32,243,000	31	$32,287,000	32

Compensation Expense. Compensation expense, exclusive of reimbursable program costs and expenses and other program expenses, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For the three months ended December 31, 2013, compensation expense increased $1,478,000 to $9,014,000, compared to $7,536,000 for the three months ended December 31, 2012. This 20% increase in compensation expense is primarily the result of a $1,078,000 increase in salary expense and a $189,000 increase in payroll taxes and benefits resulting mainly from staff increases, and a $157,000 increase in bonus expense. For the nine months ended December 31, 2013, compensation expense increased $1,734,000 to $24,589,000, compared to $22,855,000 for the nine months ended December 31, 2012. This 8% increase in compensation expense is the result of a $2,093,000 increase in salary expense and a $356,000 increase in payroll taxes and benefits resulting mainly from staff increases, offset by a $623,000 decrease in bonus expense, a $49,000 decrease in share based compensation expense, and a $43,000 decrease in severance costs.

General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees, other overhead expenses and charges for doubtful accounts. For the three months ended December 31, 2013, general and administrative expenses increased $149,000 to $1,961,000, compared to $1,812,000 for the three months ended December 31, 2012. This 8% increase in general and administrative expenses is primarily the result of a $116,000 increase in professional fees, a $114,000 increase in consultancy fees, a $39,000 increase in office expense, and a $28,000 increase in rent and occupancy expense, partially offset by a $80,000 reduction in depreciation and amortization expense, a $38,000 decrease in new business expense, a $22,000 decrease in travel and entertainment expense, and a $19,000 decrease in promotional expense. For the nine months ended December 31, 2013, general and administrative expenses increased $281,000 to $5,751,000, compared to $5,470,000 for the nine months ended December 31, 2012. This 5% increase in general and administrative expenses is primarily the result of a $343,000 increase in consultancy fees, a $116,000 increase in office expense, a $88,000 increase in new business expense, and a $48,000 increase in professional fees, partially offset by a $138,000 reduction in depreciation and amortization expense, a $122,000 decrease in promotional expense, a $42,000 decrease in insurance expenses, and a $32,000 decrease in telecommunication expense.

Modified EBITDA. As described above, we believe that Modified EBITDA is an additional key performance indicator. We use it to measure and evaluate operational performance. The Company’s Modified EBITDA for the three months ended December 31, 2013 decreased by $478,000 or 29% to $1,166,000 compared to $1,644,000 for the three months ended December 31, 2012. For the nine months ended December 31, 2013 the Company’s modified EBITDA decreased by $2,246,000 or 45% to $2,784,000 compared to $5,030,000 for the nine months ended December 31, 2012. A reconciliation of operating income to Modified EBITDA for the three and nine months ended December 31, 2013 and 2012, is set forth below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Operating income – US GAAP	$909,000	$1,286,000	$1,903,000	$3,962,000
Depreciation and amortization	167,000	247,000	593,000	731,000
Share based compensation expense	90,000	111,000	288,000	337,000
Modified EBITDA – Non-GAAP	$1,166,000	$1,644,000	$2,784,000	$5,030,000
23

Interest income (expense), net. We had nominal net interest income for the three and nine months ended December 31, 2013 and 2012.

Fair Value Adjustments to Compound Embedded Derivative. Fair value adjustments to Compound Embedded Derivative for the three and nine months ended December 31, 2013, were ($91,000) and $963,000, respectively. Fair value adjustments to Compound Embedded Derivative for the three and nine months ended December 31, 2012, were $755,000 and ($53,000), respectively. These amounts consist entirely of a non-cash fair value adjustment to the derivative financial instrument generated from the December 2009 financing. This adjustment is primarily attributable to the fluctuation in the price of our Common Stock during the relevant periods, which under generally accepted accounting principles required us to adjust the carrying values of the compound embedded derivative on our balance sheets and record the amount of such adjustments under “Fair value adjustments to compound embedded derivative” on our statements of operations. In general, an increase in the price of our Common Stock in a particular period will result in an increase in the carrying values of these derivative liabilities on our balance sheets at the end of such period and require us to record the amount of such increase as a charge under “Fair value adjustments to Compound Embedded Derivative” on our statements of operations for such period, and a decrease in the price of our Common Stock in a particular period will have the opposite effect. A more detailed explanation of the accounting treatment for these derivative financial instruments is provided in Note 4 to our Consolidated Financial Statements in Item 1 of this Report.

Income before Provision for Income Taxes. The Company’s income before provision for income taxes for the three months ended December 31, 2013, was $818,000 compared to $2,041,000 for the three months ended December 31, 2012. For the nine months ended December 31, 2013, the Company’s income before provision for income taxes was $2,866,000 compared to $3,909,000 for the nine months ended December 31, 2012.

Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 2013, was $362,000 compared to $504,000 for the three months ended December 31, 2012. For the nine months ended December 31, 2013, the Company’s provision for income taxes was $758,000 compared to $1,543,000 for the nine months ended December 31, 2012.

Net Income. As a result of the items discussed above, net income for the three months ended December 31, 2013 was $456,000 compared to $1,537,000 for the three months ended December 31, 2012. For the nine months ended December 31, 2013, the Company’s net income was $2,108,000 compared to $2,366,000 for the nine months ended December 31, 2012. Fully diluted earnings per share amounted to $.03 and $.12 for the three and nine months ended December 31, 2013, compared to $.09 and $.15 for the three and nine months ended December 31, 2012.

Liquidity and Capital Resources

For the nine months ended December 31, 2013, working capital increased by $1,218,000 from $7,207,000 to $8,425,000, primarily as a result of the operating income we generated during the period, partially offset by investing activities.

At December 31, 2013, we had cash and cash equivalents of $7,195,000, borrowing availability under the Credit Facility of $4,000,000, working capital of $8,425,000, and stockholders’ equity of $12,437,000. In comparison, at March 31, 2013, we had cash and cash equivalents of $11,240,000, borrowing availability under the Credit Facility of $3,198,000, working capital of $7,207,000, and stockholders’ equity of $10,177,000. The $4,045,000 decrease in cash and cash equivalents during the nine months ended December 31, 2013 was primarily due to $3,128,000 of cash used in operating activities, a $184,000 long-term investment, and $795,000 in property and equipment purchases.

Operating Activities. Net cash used in operating activities for the nine months ended December 31, 2013 was $3,128,000, primarily attributable to a $4,874,000 increase in accounts receivable, and $657,000 of cash used in the changes in the operating assets and liabilities excluding accounts receivable, and by net income of $2,108,000. The $4,874,000 increase in accounts receivable is primarily attributable to new contractual payment terms and processes with Diageo.

Investing Activities. Net cash used in investing activities for the nine months ended December 31, 2013 was $979,000, resulting from a $184,000 long-term investment, along with $795,000 in property and equipment purchases.

Financing Activities. Net cash used in financing activities for the nine months ended December 31, 2013 consisted of $32,000 in repurchases of our Common Stock from employees to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.

On November 23, 2011, we entered into a Loan and Security Agreement with TD Bank, N.A. (the “Bank”), pursuant to which we were provided with a $4.0 million revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility are secured by substantially all of our assets and have been guaranteed by our subsidiaries.

Pursuant to the Loan Agreement (as amended), among other things:

●	All outstanding loans will become due on November 23, 2014, provided that following our request, the Bank may in its sole discretion agree to one year extensions of the maturity date;

●	Interest accrues on outstanding loans at a per annum rate equal to the greater of (i) 4.0%, and (ii) the Bank’s prime rate as from time to time in effect plus one percent;

●	Aggregate loans outstanding at any time are limited to a borrowing base equal to 80% of our eligible accounts receivable, as determined by the Bank, provided that the advance rate is limited to 50% with respect to accounts receivable from our customers whose receivables constitute more than 50% of our receivables in the aggregate; and

●	We are required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict our ability to pay dividends, provide that our debt service coverage ratio (as determined pursuant to the Loan Agreement) cannot be less than 1.25 to 1.0 as of the end of any fiscal year, and require that we have immediately available cash at all times, including borrowings under the Credit Facility, of at least $3 million. We were in compliance with these covenants at December 31, 2013.

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

On December 11, 2012, we entered into an amendment to the Loan Agreement, effective as of November 23, 2012, pursuant to which (i) the maturity date under the Loan Agreement was extended for one year to November 23, 2013, and (ii) our obligation to maintain $500,000 in a blocked account with the Bank to secure our obligations under the Loan Agreement was terminated. Accordingly, in connection with the amendment, such blocked account was released back to us. On November 14, 2013, the Loan Agreement was extended for another year to November 23, 2014.

We believe that cash currently on hand together with cash expected to be generated from operations and borrowing availability under the Credit Facility, will be sufficient to fund our cash and near-cash requirements both through December 31, 2014 and on a long-term basis. We had no loans outstanding under the Credit Facility at December 31, 2013.

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

Please refer to our 2013 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies relating to revenue recognition, goodwill (expanded below) and other intangible assets and accounting for income taxes. During the nine months ended December 31, 2013, there were no material changes to these policies.

Internal-Use Software Development

Included in property and equipment, net are costs incurred to develop software for internal use that are capitalized and amortized over the estimated useful life of the software. Costs related to training or maintenance of internal-use software development are expensed as incurred. For the three and nine months ended December 31, 2013 we capitalized $296,310 and $525,260, respectively, of costs associated with internal-use software development. We did not incur any amortization expense related to capitalized software development costs during the three and nine months ended December 31, 2013 and 2012.

Goodwill and Other Intangible Assets

Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of our subsidiary companies, Inmark, Optimum, U.S. Concepts and Digital Intelligence as well as our mktgpartners business. These companies and businesses have been integrated into a structure which does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of a customer relationship acquired from mktgpartners which has been fully amortized as of December 31, 2013, and an Internet domain name and related intellectual property rights. At December 31, 2013 and March 31, 2013, our balance sheet reflected goodwill and intangible assets as set forth below:

	December 31, 2013	March 31, 2013
Amortizable:
Customer relationship	$—	$80,422

Non-Amortizable:
Goodwill	$10,052,232	$10,052,232
Internet domain name	200,000	200,000
	$10,252,232	$10,252,232
Total	$10,252,232	$10,332,654

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

As of March 31, 2013, we assessed qualitative factors which included an analysis of macroeconomic conditions, financial performance, and industry and market considerations, and concluded that it was not necessary to perform a two-step quantitative goodwill impairment test and that the goodwill of the Company was not impaired as of March 31, 2013. Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred. There were no events or changes in circumstances during the nine months ended December 31, 2013 that indicated that the carrying value of goodwill and the intangible asset may not be recoverable. Management has also determined that there was no impairment of the amortizable intangible asset.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) of the Exchange Act.

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) of the Exchange Act.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document
27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

‘mktg, inc.’

Dated: February 14, 2014	By:	/s/ Charles W. Horsey
Charles W. Horsey, Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2014	By:	/s/ Paul Trager
Paul Trager, Chief Financial Officer
(Principal Financial Officer)
28