Form 10-K
period 2014-03-31
'mktg, inc.'
filed 2014-06-27
CIK 886475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Yes ☐ No ☒

As of September 30, 2013, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $8,404,183.

As of June 16, 2014, 8,625,605 shares of Common Stock, $.001 par value, were outstanding.

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

Corporate Overview

‘mktg, inc.’ is a full service marketing agency. We develop, manage and execute sales promotion programs at both national and local levels, utilizing both online and offline media channels. Our programs help our clients effectively promote their goods and services directly to retailers and consumers and are intended to assist them in achieving maximum impact and return on their marketing investment. Our activities reinforce brand awareness, provide incentives to retailers to order and display our clients’ products, and motivate consumers to purchase those products, and are designed to meet the needs of our clients by focusing on communities of consumers who want to engage brands as part of their lifestyles.

Our services include experiential and face-to-face marketing, event marketing, interactive marketing, ethnic marketing, and all elements of consumer and trade promotion, and are marketed directly to our clients by our sales force operating out of offices located in New York, New York; Cincinnati, Ohio; Chicago, Illinois; Los Angeles, California; San Francisco, California; and London, England.

‘mktg, inc.’ was formed under the laws of the State of Delaware in March 1992 and is the successor to a sales promotion business originally founded in 1972. ‘mktg, inc.’ began to engage in the promotion business following a merger consummated on September 29, 1995 that resulted in Inmark Services becoming its wholly-owned subsidiary.

On May 27, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aegis Lifestyle, Inc. a Delaware corporation (“Aegis”) and Morgan Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Aegis (“Merger Sub”), pursuant to which Aegis will acquire all of our common stock for $2.80 per share in cash, or approximately $52 million, resulting in our becoming a wholly-owned subsidiary of Aegis (the “Merger”). The Merger is subject to customary closing conditions including receipt of the approval of our stockholders, as well as the condition that we have available cash (as defined in the Merger Agreement) of at least $8,000,000 at the effective time of the Merger, less up to $2,000,000 in fees and expenses paid or incurred in connection with the Merger. Our Board of Directors has voted unanimously in favor of the Merger, which is expected to close in the third calendar quarter of 2014. There are no assurances that the Merger will be consummated.

Our corporate headquarters are located at 75 Ninth Avenue, New York, New York 10011, and our telephone number is 212-366-3400. Our Web site is www.mktg.com. Copies of all reports we file with the Securities and Exchange Commission are available on our Web site.

Premier Client Roster

Our principal clients are large manufacturers of packaged goods and other consumer products. Our client partners are actively engaged in promoting their products to both the consumer as well as trade partners, (i.e., retailers, distributors, etc.), and include, among others, Diageo North America, Inc. and its affiliates (“Diageo”), Nike, Inc., Google Inc., The Procter & Gamble Company, Beats Electronics LLC, Nestle and Bayer HealthCare AG.

For our fiscal years ended March 31, 2014 and 2013, Diageo accounted for approximately 68% and 62%, respectively, of our revenues (inclusive of reimbursable program costs and expenses). As of both March 31, 2014 and 2013, Diageo accounted for approximately 55% of our accounts receivable.

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

Competition

The market for promotional services is highly competitive, with hundreds of companies claiming to provide various services in the promotions industry. In general, our competition is derived from two basic groups: other full service promotion agencies, and companies which specialize in providing one specific aspect of a general promotional program. Some of our competitors are affiliated with larger general advertising agencies, and have greater financial and marketing resources available than we do. These competitors include Wunderman and OgilvyAction, which are subsidiaries of WPP Group; Momentum Worldwide and Jack Morton Worldwide, which are subsidiaries of IPG; and GMR Marketing a subsidiary of Omnicom Group. Niche independent competitors include Marketing Werks and Amp Agency.

Employees

We currently have approximately 340 full-time and 6,500 part-time employees. Our part-time employees are primarily involved in marketing support, program management and in-store sampling and demonstration, and are employed on an as needed basis. None of our employees are represented by a labor organization and we consider our relationship with our employees to be good.

Item 1A.	Risk Factors.

The proposed Merger with Aegis may disrupt our business and, if the Merger does not occur, our stock price may decline, we will have incurred significant expenses, and we may need to pay a termination fee to Aegis. As previously disclosed, on May 27, 2014, we entered into the Merger Agreement with Aegis pursuant to which Aegis will acquire all of our common stock for $2.80 per share in cash. The Merger, whether or not consummated, may result in a loss of key personnel and may disrupt our sales and marketing or other key business activities, which may have an adverse impact on our financial performance. The Merger Agreement in general requires us to operate our business in the ordinary course pending consummation of the Merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Additionally, the Merger, whether or not consummated, may impact our relationships with third parties, including our customers.

We have incurred and will continue to incur substantial financial advisory, legal, and other professional fees and expenses in connection with the Merger. However, as described in Note 16 to our Consolidated Financial Statements included in Item 8 of this Form 10-K, and in the Merger Agreement, completion of the Merger is subject to several conditions, including (i) the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of our outstanding shares of common stock and Series D Preferred Stock voting as separate classes, (ii) the absence of any law or order prohibiting or restraining the Merger, (iii) exercise of dissenters’ rights by holders of no more than 5% of our outstanding common stock, and (iv) that we have available cash (as provided for in the Merger Agreement) of not less than $8,000,000 at the effective time of the Merger, less up to $2,000,000 in fees and expenses paid or incurred in connection with the Merger. Accordingly, there can be no assurance that the Merger will be consummated. Prior to the announcement of the Merger, the last sales price of our common stock was $1.05. The current price of our stock may reflect an assumption that the pending Merger will occur, and the failure to complete the Merger could result in a decline in the price of our common stock to its prior trading levels.

Aegis may terminate the Merger Agreement if we enter into, or publicly propose to enter into, an agreement relating to our acquisition by a third party or if we take other specified actions which are inconsistent with supporting the Merger. Similarly we can terminate the Merger Agreement, subject to certain restrictions, if our Board of Directors determines that it has received a superior acquisition proposal from a third party. In the event of a termination of the Merger Agreement in these instances, we would be required to pay Aegis a break-up fee of $2.08 million. In addition, the Merger Agreement also provides that upon termination of the Merger Agreement as a result of the failure of our stockholders to approve the Merger Agreement, we will pay Aegis an amount equal to its reasonably documented transaction related expenses in an amount not to exceed $500,000.

Concentration of Customers. A substantial portion of our sales has been dependent on one client or a limited concentration of clients. In particular, Diageo accounted for approximately 68% and 62% of our revenues for each of our fiscal years ended March 31, 2014 and 2013, respectively and accounted for 55% of our accounts receivable at March 31, 2014. In addition, our second largest customer accounted for approximately 10% and 15% of our revenues for each of our fiscal years ended March 31, 2014 and 2013, respectively, and accounted for 10% of our accounts receivable at March 31, 2014. To the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise if Diageo or any other significant client reduces its budget allocated to the services we provide.

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

Control by Union Capital Corporation and holders of Series D Preferred Stock. Union Capital currently beneficially owns approximately 40% of our outstanding shares of Common Stock (assuming conversion and exercise of all securities issued in the December 2009 financing), including approximately 85% of our Series D Preferred Stock. The holders of our Series D Preferred Stock have the right to appoint two members of our Board of Directors. In addition, the vote of a majority of the shares of the Series D Preferred Stock is required to approve, among other things, (i) any issuance by us of capital stock which is senior to or pari passu with the Series D Preferred Stock; (ii) any increase in the number of authorized shares of the Series D Preferred Stock; (iii) any dividends or payments on equity securities; (iv) any amendment to our Certificate of Incorporation, By-laws or other governing documents that would result in an adverse change to the rights, preferences, or privileges of the Series D Preferred Stock; (v) any material deviation from the annual budget approved by our Board of Directors; and (vi) entering into any material contract not contemplated by the annual budget approved by our Board of Directors. Accordingly, Union Capital has substantial control over our business and can decide the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and can also prevent or cause a change in control. The interests of Union Capital may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Recent Losses. We sustained net losses of approximately ($143,000), ($843,000), ($2,788,000) and ($4,893,000) for our fiscal years ended March 31, 2011, 2010, 2009 and 2008, respectively. Although we generated net income of $2,293,000, $1,215,000 and $5,399,000 for our fiscal years ended March 31, 2014, 2013 and 2012, respectively, and expect to continue to be profitable in the future, there can be no assurance in that regard.

Lender’s Security Interest. At March 31, 2014, we had no loans outstanding under a $4,000,000 revolving credit facility. As security for our obligations under the credit facility, we granted the lender a first priority security interest in all of our assets. Under the credit facility, we are subject to customary affirmative, negative and financial covenants. The financial covenants require us to maintain a debt service coverage ratio (as defined in the loan agreement) of not less than 1.25 to 1.0 as of the end of any fiscal year, and that we have immediately available cash at all times, including borrowings under the credit facility, of at least $3 million. We were in compliance with these covenants at March 31, 2014. In the event of a default under the credit facility, our lender may demand the repayment of all outstanding principal and interest under the credit facility (if any), and may exercise all of its rights and remedies provided for under the loan agreements, and the rights and remedies of a secured party under applicable law. Although we expect to be able to comply with these covenants, there can be no assurance that we will do so.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We have the following principal leased facilities:

Facility	Location	Square Feet	Fiscal 2014 Rent
Principal offices	New York, New York	33,400	$1,271,000

Other sales offices and warehouses	Cincinnati, Ohio	8,300
	Chicago, Illinois	13,600
	San Francisco, California	6,000
	Los Angeles, California	3,200
	London, England	1,600
	Total	32,700	$646,000

In addition to the above, from time to time we enter into short-term warehouse leases for the storage of promotional materials that we use in connection with our programs.

The sublease for our principal offices in New York terminates in June 2015. For a summary of our minimum rental commitments under all non-cancelable operating leases with a maturity date in excess of one year as of March 31, 2014, see Note 13 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

We consider our facilities sufficient to maintain our current operations.

Item 3.	Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the over-the-counter-market under the symbol CMKG and is quoted on the OTCQB market tier of the electronic quotation system operated by OTC Markets Group, Inc. The following table sets forth for the periods indicated the high and low trade prices for our Common Stock. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Common Stock
	High	Low
Fiscal Year 2014
Fourth Quarter	$1.28	$1.00
Third Quarter	1.30	1.01
Second Quarter	1.30	0.92
First Quarter	1.40	1.08

Fiscal Year 2013
Fourth Quarter	$1.41	$0.96
Third Quarter	1.18	0.93
Second Quarter	1.24	0.97
First Quarter	1.10	0.67
6

On June 16, 2014 there were 8,625,605 shares of our Common Stock outstanding, approximately 80 shareholders of record and approximately 400 beneficial owners of shares held by a number of financial institutions.

No cash dividends have ever been declared or paid on our Common Stock. In addition, the terms of the Merger Agreement, our credit facility and the Series D Preferred Stock we issued in the December 2009 financing restrict our ability to pay cash dividends on our Common Stock. We intend to retain earnings, if any, to finance future operations and expansion and do not expect to pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information with respect to equity compensation plans (including individual compensation arrangements) of the Company as of March 31, 2014.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders(1)	2,482,097	$0.39	61,966
Equity compensation plans not approved by security holders(2)	600,000	$2.00	0
Total	3,082,097	$0.78	61,966
(1)	Includes options to purchase 2,412,097 shares of Common Stock granted under our 2010 Equity Incentive Plan, and options to purchase 70,000 shares of Common Stock granted under our 2002 Long-Term Incentive Plan.
(2)	Consists of options to purchase shares of our common stock issued to Charlie Horsey, our Chief Executive Officer under two separate stock option agreements, in connection with his entry into an amended and restated employment agreement with us in November 2013, as follows: (i) a stock option to purchase 200,000 shares of common stock at an exercise price of $2.00 per share, which vests with respect to 40,000 shares of common stock on each of October 31, 2014, October 31, 2015, October 31, 2016, October 31, 2017 and October 31, 2018, and (ii) a stock option to purchase 400,000 shares of common stock at an exercise price of $2.00 per share that vests only upon a Liquidity Event (as defined in Mr. Horsey’s employment agreement) as follows: as to (a) 100,000 shares of common stock if the Liquidity Event results in consideration paid to the Company’s stockholders of at least $2.50 per share of common stock but less than $2.80 per share of common stock, (b) 200,000 shares of common stock if such Liquidity Event results in consideration paid to the Company’s stockholders of at least $2.80 per share of common stock but less than $3.10 per share of common stock, (c) 300,000 shares of common stock if such Liquidity Event results in consideration paid to the Company’s stockholders of at least $3.10 per share of common stock but less than $6.00 per share of common stock, and (d) all 400,000 shares of common stock if such Liquidity Event results in consideration paid to the Company’s stockholders of $6.00 per share or more.

Item 6.	Selected Financial Data.

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On May 27, 2014, we entered into the Merger Agreement with Aegis pursuant to which a wholly owned subsidiary of Aegis will merge with and into us, resulting in us becoming a wholly owned subsidiary of Aegis. See Note 16 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for more information.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements included in Item 8 of this Form 10-K. We believe the following represent our critical accounting policies:

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

If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time to satisfy our obligations under the contracts, then future profit margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Our outside production costs consist primarily of costs to purchase program merchandise; costs of production; merchandise warehousing and distribution; third party contract fulfillment costs; and other costs directly related to marketing programs.

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

Goodwill and Other Intangible Assets

Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of our subsidiary companies, Inmark Services, Optimum Group, U.S. Concepts, and Digital Intelligence as well as the assets of 3 For All Partners, LLC, d/b/a mktgpartners acquired by U.S. Concepts. These companies and businesses have been integrated into a structure which does not provide the basis for separate reporting units. Consequently, the Company is a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of an Internet domain name and related intellectual property rights, and as of March 31, 2013, we had a customer relationship acquired from mktgpartners. At March 31, 2014 and 2013, our balance sheet reflected goodwill and intangible assets as set forth below:

	2014	2013
Amortizable:
Customer relationship	$—	$80,422

Non-Amortizable:
Goodwill	$10,052,232	$10,052,232
Internet domain name	200,000	200,000
	$10,252,232	$10,252,232

Total	$10,252,232	$10,332,654

Goodwill and the internet domain name are deemed to have indefinite lives and are subject to annual impairment tests. Goodwill impairment tests require that we first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. We are not required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. We assess the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded. The value assigned to the customer relationship was amortized over a five year period and was fully amortized as of March 31, 2014.

Based on our assessment of qualitative factors which included an analysis of macroeconomic conditions, financial performance, and industry and market considerations, we concluded that it was not necessary to perform a two-step quantitative goodwill impairment test and that our goodwill was not impaired as of March 31, 2014. Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred.

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

Results of Operations

Fiscal Year Ended March 31, 2014 Compared to March 31, 2013:

Overview

For the fiscal year ended March 31, 2014 we generated $2,830,000 in operating income, a $1,865,000 decrease over the $4,695,000 earned during the fiscal year ended March 31, 2013. This decline was the result of a $2,254,000 increase in compensation expense and an increase of $577,000 in general and administrative expenses, partially offset by a $966,000 increase in Operating Revenue.

Our net income for the fiscal year ended March 31, 2014 was $2,293,000, which includes a $979,000 non-cash benefit for the fair value adjustment to the derivative financial instruments reflected on our balance sheet in connection with our December 2009 financing. The fair value adjustment is primarily attributable to the decline in the price of our Common Stock during Fiscal 2014, which under generally accepted accounting principles required us to decrease the carrying value of the Warrant derivative on our balance sheet and record the amount of such increase under “Fair value adjustments to compound embedded derivative” on our statement of operations. Our net income for the fiscal year ended March 31, 2013 was $1,215,000, which includes a $1,660,000 non-cash charge for the fair value adjustment to the derivative financial instruments reflected on our balance sheet in connection with our December 2009 financing. A more detailed explanation of the accounting treatment for these non-cash charges is provided in Notes 5 and 8 of our Consolidated Financial Statements included in Item 8 of this Report.

The following table presents the reported operating results for the fiscal years ended March 31, 2014 and 2013:

	2014	2013
Operations Data:
Sales	$139,029,000	$130,810,000
Reimbursable program costs and expenses	(25,806,000)	(23,004,000)
Outside production and other program expenses	(69,371,000)	(64,920,000)
Operating revenue	43,852,000	42,886,000
Compensation expense	33,121,000	30,867,000
General and administrative expenses	7,901,000	7,324,000
Operating income	2,830,000	4,695,000
Interest income, net	—	1,000
Fair value adjustments to compound embedded derivative	979,000	(1,660,000)
Income before provision for income taxes	3,809,000	3,036,000
Provision for income taxes	1,516,000	1,821,000
Net income	$2,293,000	$1,215,000

Per Share Data:
Basic earnings per share	$.28	$.15
Diluted earnings per share	$.13	$.07

Weighted Average Shares Outstanding:
Basic	8,283,656	8,289,132
Diluted	17,346,135	16,427,500
9

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

The following table presents operating data expressed as a percentage of Operating Revenue for each of the fiscal years ended March 31, 2014 and 2013, respectively:

	2014	2013
Statement of Operations Data:
Operating revenue	100.0%	100.0%
Compensation expense	75.5%	72.0%
General and administrative expenses	18.0%	17.1%
Operating income	6.5%	10.9%
Interest income, net	0.0%	0.0%
Fair value adjustments to compound embedded derivative	2.2%	(3.9%)
Income before provision for income taxes	8.7%	7.0%
Provision for income taxes	3.5%	4.2%
Net income	5.2%	2.8%

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

Sales for the fiscal year ended March 31, 2014 were $139,029,000, compared to $130,810,000 for the fiscal year ended March 31, 2013, an increase of $8,219,000, or 6%. This increase in sales was attributable to a $13,580,000 increase in sales from our largest customer, Diageo, and a $1,048,000 increase in interactive marketing revenues, offset by a $5,800,000 reduction in experiential marketing revenues, and a $609,000 decrease in trade marketing revenues.

Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses consist primarily of direct labor, travel and product costs generally associated with events we execute for Diageo. For the fiscal year ended March 31, 2014, these expenses totaled $25,806,000, compared to $23,004,000 for the fiscal year ended March 31, 2013. This $2,802,000 increase primarily reflects an increase in the number of events executed during the fiscal year ended March 31, 2014 versus the fiscal year ended March 31, 2013.

Outside Production and Other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, media, services, certain direct labor charged to programs, and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production costs for the fiscal year ended March 31, 2014 were $69,371,000 compared to $64,920,000 for the fiscal year ended March 31, 2013, an increase of $4,451,000, or 7%. This increase in outside production and other program expenses is primarily due to an increase in the number of Diageo events we executed, along with an increase in the cost of interactive marketing programs, partially offset by reductions in the cost of experiential, trade and interactive marketing programs.

Operating Revenue. For the fiscal year ended March 31, 2014, Operating Revenue increased $966,000, or 2%, to $43,852,000, compared to $42,886,000 for the fiscal year ended March 31, 2013. This increase is primarily due to increases in our business with Diageo, along with an increase in interactive marketing revenue, partially offset by a decrease in experiential and trade marketing revenues. Operating Revenue as a percentage of sales for the fiscal year ended March 31, 2014 was 32%, compared to 33% for the fiscal year ended March 31, 2013. The decrease in the Operating Revenue percentage is a result of an increase in reimbursable program costs and expenses as a percentage of sales for the fiscal year ended March 31, 2014 versus the fiscal year ended March 31, 2013. A reconciliation of Sales to Operating Revenues for the fiscal years ended March 31, 2014 and 2013 is set forth below.

	Fiscal Year Ended March 31,
Sales	2014	%	2013	%
Sales – U.S. GAAP	$139,029,000	100	$130,810,000	100
Reimbursable program costs and expenses, and outside production and other program expenses	95,177,000	68	87,924,000	67
Operating Revenue – Non-GAAP	$43,852,000	32	$42,886,000	33

Compensation Expense. Compensation expense consists of the salaries, bonuses, payroll taxes and benefit costs related to indirect labor, overhead personnel and direct labor not otherwise charged to programs. For the fiscal year ended March 31, 2014, compensation expense was $33,121,000, compared to $30,867,000 for the fiscal year ended March 31, 2013, an increase of $2,254,000, or 7%. This increase is primarily the result of a $3,003,000 increase in salaries and a $549,000 increase in payroll taxes and employee benefits resulting mainly from staff increases, partially offset by a $1,277,000 decrease in bonus expense and an $87,000 decrease in share based compensation expense.

General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees, insurance and other overhead expenses. For the fiscal year ended March 31, 2014, general and administrative costs were $7,901,000, compared to $7,324,000 for the fiscal year ended March 31, 2013, an increase of $577,000 or 8%. This increase is primarily the result of a $486,000 increase in consultancy fees, a $187,000 increase in professional fees, a $141,000 increase in office expense, a $86,000 increase in new business expense, and a $66,000 increase in travel and entertainment expense, partially offset by a $223,000 reduction in depreciation and amortization expense, and a $169,000 decrease in promotion expense.

Modified EBITDA. As described above, we believe that Modified EBITDA is a key performance indicator. We use it to measure and evaluate operational performance. Modified EBITDA for the fiscal year ended March 31, 2014 was $3,942,000, compared to $6,116,000 for the fiscal year ended March 31, 2013. A reconciliation of operating income to Modified EBITDA for the fiscal years ended March 31, 2014 and 2013 is set forth below.

	Fiscal Year Ended March 31,
	2014	2013
Operating income - US GAAP	$2,830,000	$4,695,000
Depreciation and amortization	757,000	979,000
Share based compensation expense	355,000	442,000
Modified EBITDA – Non-GAAP	$3,942,000	$6,116,000

Interest Income, Net. We had nominal net interest income for the fiscal years ended March 31, 2014 and 2013.

Fair Value Adjustments to Compound Embedded Derivative. Fair value adjustments to compound embedded derivative for the fiscal years ended March 31, 2014 and 2013 were $979,000 and ($1,660,000), respectively. These amounts consist entirely of a non-cash fair value adjustment to the derivative financial instrument] generated from the December 2009 financing. This adjustment is primarily attributable to the fluctuation in the price of our Common Stock during the relevant periods, which under generally accepted accounting principles required us to adjust the carrying values of the compound embedded derivative on our balance sheets and record the amount of such adjustments under “Fair value adjustments to compound embedded derivative” on our statements of operations. In general, an increase in the price of our Common Stock in a particular period will result in an increase in the carrying value of the derivative liability on our balance sheets at the end of such period and require us to record the amount of such increase as a charge under “Fair value adjustments to compound embedded derivative” on our statements of operations for such period, and a decrease in the price of our Common Stock in a particular period will have the opposite effect. A more detailed explanation of the accounting treatment for the derivative financial instrument is provided in Note 5 to our Consolidated Financial Statements in Item 8 of this Report.

Income Before Provision for Income Taxes. The Company’s income before provision for income taxes for the fiscal year ended March 31, 2014 increased $773,000 to $3,809,000, compared to $3,036,000 for the fiscal year ended March 31, 2013.

Provision for Income Taxes. For the fiscal year ended March 31, 2014 the provision for income taxes was $1,516,000 compared to $1,821,000 for the fiscal year ended March 31, 2013.

Net Income. As a result of the items discussed above, we generated net income of $2,293,000 for the fiscal year ended March 31, 2014, an increase of $1,078,000, compared to $1,215,000 of net income for the fiscal year ended March 31, 2013. Diluted earnings per share amounted to $.13 for the fiscal year ended March 31, 2014 versus $.07 per share for the fiscal year ended March 31, 2013.

Liquidity and Capital Resources

For the fiscal year ended March 31, 2014, working capital increased by $1,238,000 from $7,207,000 to $8,445,000, primarily as a result of the operating income we generated during the period.

At March 31, 2014, we had cash and cash equivalents of $9,474,000, borrowing availability under our credit facility of $4,000,000, working capital of $8,445,000, and stockholders’ equity of $12,190,000. In comparison, at March 31, 2013, we had cash and cash equivalents of $11,240,000, borrowing availability under our credit facility of $3,198,000, working capital of $7,207,000, and stockholders’ equity of $10,177,000. The $1,766,000 decrease in cash and cash equivalents during Fiscal 2014 was primarily due to $1,588,000 in property and equipment purchases, a $187,000 long-term investment, and $71,000 of cash used in operating activities, partially offset by a $112,000 positive effect on exchange rate changes to cash and cash equivalents.

Operating Activities. Net cash used in operating activities for the fiscal year ended March 31, 2014 was $71,000, attributable to a $6,001,000 increase in accounts receivable, a $1,381,000 decrease in accrued compensation, and $1,053,000 of cash used by the changes in operating assets and liabilities excluding accounts receivable, accrued compensation and deferred revenue, partially offset by a $4,858,000 increase in deferred revenue, net income of $2,293,000 plus $1,213,000 in net non-cash charges that consist of a reduction in our deferred income tax asset, depreciation and amortization expense, share based compensation expense, fair value adjustments to compound derivative, and deferred rent amortization.

Investing Activities. Net cash used in investing activities for the fiscal year ended March 31, 2014 was $1,776,000, resulting from $1,588,000 in property and equipment purchases, along with a $187,000 long-term investment.

Financing Activities. Net cash used in investing activities for the fiscal year ended March 31, 2014 consisted of $32,000 in repurchases of our Common Stock from employees to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.

On November 23, 2011, we entered into a Loan and Security Agreement with TD Bank, N.A. (the “Bank”), pursuant to which we were provided with a $4.0 million revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility are secured by substantially all of our assets, and have been guaranteed by our subsidiaries.

Pursuant to the Loan Agreement, among other things:

●	All outstanding loans will become due on November 23, 2014, provided that following our request, the Bank may in its sole discretion agree to one year extensions of the maturity date;

●	Interest accrues on outstanding loans at a per annum rate equal to the greater of (i) 4.0%, and (ii) the Bank’s prime rate as from time to time in effect plus one percent;

●	Aggregate loans outstanding at any time are limited to a borrowing base equal to 80% of our eligible accounts receivable, as determined by the Bank, provided that the advance rate is limited to 50% with respect to accounts receivable from our customers whose receivables constitute more than 50% of our receivables in the aggregate; and

●	We are required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict our ability to pay dividends, provide that our debt service coverage ratio (as determined pursuant to the Loan Agreement) cannot be less than 1.25 to 1.0 as of the end of any fiscal year, and require that we have immediately available cash at all times, including borrowings under the Credit Facility, of at least $3 million. We were in compliance with these covenants at March 31, 2014.

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

We believe that cash currently on hand together with cash expected to be generated from operations and borrowing availability under the Credit Facility, will be sufficient to fund our cash and near-cash requirements both through March 31, 2015 and on a long term basis. We had no loans outstanding under the Credit Facility at March 31, 2014.

Off-Balance Sheet Transactions

We are not a party to any “off-balance sheet transactions” as defined in Item 301 of Regulation S-K.

Impact of Recently Issued Accounting Standards

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” Similar to ASU 2011-08, “Intangibles - Goodwill and Other (Topic 250) - Testing Goodwill for Impairment”, ASU 2012-02 addresses the growing cost and complexity of performing an analysis to evaluate indefinite-lived intangible assets (other than goodwill) for impairment. This ASU introduces qualitative factors which would simplify the analysis if facts and circumstances make it more-likely-than-not that impairment would not exist. Rather than requiring a purely quantitative impairment test, the ASU provides entities with the option to first examine qualitative factors to make this determination. Factors to be considered would include, but are not limited to:

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

Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement.

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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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
15

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
‘mktg, inc.’
New York, New York

We have audited the accompanying consolidated balance sheets of ‘mktg, inc.’ and subsidiaries (collectively “the Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ‘mktg, inc.’ and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

New York, New York
June 27, 2014

‘mktg, inc.’
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 AND 2013

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$9,473,743	$11,239,835
Accounts receivable, net of allowance for doubtful accounts of $297,000 in 2014 and 2013	16,229,522	10,228,377
Unbilled contracts in progress	2,231,775	2,397,873
Deferred contract costs	857,219	1,023,460
Prepaid expenses and other current assets	333,568	253,999
Deferred tax asset	219,293	774,138
Total current assets	29,345,120	25,917,682

Property and equipment, net	2,398,434	1,486,686

Deferred tax asset	1,730,059	2,412,500
Goodwill	10,052,232	10,052,232
Intangible assets, net	200,000	280,422
Long-term investments	187,487	—
Other assets	475,477	457,448
Total assets	$44,388,809	$40,606,970

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$877,855	$1,591,807
Accrued compensation	295,509	1,676,675
Accrued job costs	340,131	736,669
Other accrued liabilities	2,628,028	2,773,637
Income taxes payable	—	31,686
Deferred revenue	16,758,435	11,900,222
Total current liabilities	20,899,958	18,710,696

Deferred rent	552,507	925,788
Warrant derivative liability	3,686,170	4,664,894
Deferred tax liability	3,211,580	2,995,866
Total liabilities	28,350,215	27,297,244

Commitments and contingencies

Redeemable Series D Convertible Participating Preferred Stock, $4,245,472 redemption and liquidation value, par value $1.00: 2,500,000 shares designated, issued and outstanding at March 31, 2014 and 2013	3,848,272	3,132,882

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; 9,080,383 shares issued and 8,630,605 outstanding at March 31, 2014 and 9,066,752 shares issued and 8,641,448 shares outstanding at March 31, 2013	9,080	9,067
Additional paid-in capital	15,605,371	15,250,715
Accumulated deficit	(2,931,580)	(4,509,462)
Cumulative translation adjustment	40,689	(71,770)
Treasury stock at cost, 449,778 shares at March 31, 2014 and 425,304 at March 31, 2013	(533,238)	(501,706)
Total stockholders’ equity	12,190,322	10,176,844
Total liabilities and stockholders’ equity	$44,388,809	$40,606,970

See accompanying notes to consolidated financial statements

‘mktg, inc.’
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

	2014	2013

Sales	$139,028,963	$130,809,778

Operating expenses:
Reimbursable program costs and expenses	25,805,741	23,004,366
Outside production and other program expenses	69,370,826	64,919,726
Compensation expense	33,121,287	30,867,075
General and administrative expenses	7,901,098	7,324,114
Total operating expenses	136,198,952	126,115,281

Operating income	2,830,011	4,694,497

Interest income	1,315	1,023
Interest expense	(778)	(444)
Fair value adjustments to compound embedded derivative	978,724	(1,659,575)

Income before provision for income taxes	3,809,272	3,035,501

Provision for income taxes	1,516,000	1,820,587

Net income	$2,293,272	$1,214,914

Basic earnings per share	$.28	$.15

Diluted earnings per share	$.13	$.07

Weighted average number of shares outstanding:
Basic	8,283,656	8,289,132
Diluted	17,346,135	16,427,500

See accompanying notes to consolidated financial statements

‘mktg, inc.’
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

	2014	2013

Net income	$2,293,272	$1,214,914

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	67,475	(43,062)

Comprehensive income	$2,360,747	$1,171,852

See accompanying notes to consolidated financial statements

‘mktg, inc.’
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

	Common Stock		Additional		Cumulative		Total
	par value $.001		Paid-in	Accumulated	Translation	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Adjustment	Stock	Equity

Balance, March 31, 2012	8,820,815	$8,821	$14,746,738	$(5,160,841)	$—	$(41,110)	$9,553,608

Exercise of stock options	144,437	144	61,964	—	—	—	62,108

Issuance of restricted stock	160,000	160	(160)	—	—	—	—

Forfeiture of restricted stock	(58,500)	(58)	58	—	—	—	—

Compensation cost recognized in connection with vested restricted stock	—	—	280,009	—	—	—	280,009

Compensation cost recognized in connection with stock options	—	—	162,106	—	—	—	162,106

Purchase of treasury stock	—	—	—	—	—	(460,596)	(460,596)

Accretion on redeemable preferred stock	—	—	—	(563,535)	—	—	(563,535)

Exchange rate change	—	—	—	—	(71,770)	—	(71,770)

Net income	—	—	—	1,214,914	—	—	1,214,914

Balance, March 31, 2013	9,066,752	9,067	15,250,715	(4,509,462)	(71,770)	(501,706)	10,176,844

Issuance of restricted stock	45,000	45	(45)	—	—	—	—

Forfeiture of restricted stock	(31,369)	(32)	32	—	—	—	—

Compensation cost recognized in connection with vested restricted stock	—	—	194,131	—	—	—	194,131

Compensation cost recognized in connection with stock options	—	—	160,538	—	—	—	160,538

Purchase of treasury stock	—	—	—	—	—	(31,532)	(31,532)

Accretion on redeemable preferred stock	—	—	—	(715,390)	—	—	(715,390)

Exchange rate change	—	—	—	—	112,459	—	112,459

Net income	—	—	—	2,293,272	—	—	2,293,272

Balance, March 31, 2014	9,080,383	$9,080	$15,605,371	$(2,931,580)	$40,689	$(533,238)	$12,190,322

See accompanying notes to consolidated financial statements

‘mktg, inc.’
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

	2014	2013
Cash flows from operating activities:
Net income	$2,293,272	$1,214,914
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	756,764	979,411
Deferred rent amortization	(373,281)	(319,583)
Fair value adjustments to compound embedded derivative	(978,724)	1,659,575
Share based compensation expense	354,669	442,115
Deferred income taxes	1,453,000	1,592,254
Changes in operating assets and liabilities:
Accounts receivable	(6,001,145)	1,058,026
Unbilled contracts in progress	166,098	(405,922)
Deferred contract costs	166,241	(490,260)
Prepaid expenses and other assets	(97,598)	34,507
Accounts payable	(713,952)	(45,812)
Accrued compensation	(1,381,166)	(63,059)
Accrued job costs	(396,538)	203,146
Other accrued liabilities	(145,609)	(335,161)
Income taxes payable	(31,686)	30,795
Deferred revenue	4,858,213	(570,241)
Net cash (used in) provided by operating activities	(71,442)	4,984,705

Cash flows from investing activities:
Release of restricted cash	—	500,000
Purchases of property and equipment	(1,588,090)	(435,307)
Investments	(187,487)	—
Net cash (used in) provided by investing activities	(1,775,577)	64,693

Cash flows from financing activities:
Proceeds from exercise of stock options	—	62,108
Purchase of treasury stock	(31,532)	(460,596)
Net cash used in financing activities	(31,532)	(398,488)

Effect of exchange rate changes on cash and cash equivalents	112,459	(71,770)

Net (decrease) increase in cash and cash equivalents	(1,766,092)	4,579,140
Cash and cash equivalents at beginning of year	11,239,835	6,660,695
Cash and cash equivalents at end of year	$9,473,743	$11,239,835

Supplemental disclosures of cash flow information:
Interest paid during the year	$778	$444
Income taxes paid during the year	$169,772	$245,263
Capitalized cost of fully depreciated property and equipment disposed during the year	$2,355	$4,044,080

See accompanying notes to consolidated financial statements

(1)	Organization and Nature of Business

‘mktg, inc.’ (the “Company”), together with its wholly-owned subsidiaries Inmark Services LLC, Optimum Group LLC, U.S. Concepts LLC, Digital Intelligence Group LLC, mktg retail LLC and Mktg, inc. UK Ltd, is a full service marketing agency. The Company develops, manages and executes sales promotional programs at both national and local levels, utilizing both online and offline media channels. These programs help the Company’s clients effectively promote their goods and services directly to retailers and consumers and are intended to assist them in achieving maximum impact and return on their marketing investment. The Company’s activities reinforce brand awareness, provide incentives to retailers to order and display its clients’ products, and motivate consumers to purchase those products, and are designed to meet the needs of its clients by focusing on communities of consumers who want to engage brands as part of their lifestyles.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, derivative financial instruments, the Company’s Senior Secured Notes (“Secured Notes”) which were retired in 2012 and Series D Convertible Participating Stock (“Series D Preferred Stock”) issued December 15, 2009. The fair values of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities generally approximate their respective carrying values due to their current nature. Derivative liabilities, as discussed below, are required to be carried at fair value. The following table reflects the comparison of the carrying value and the fair value of the Company’s Series D Preferred Stock as of March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Series D Preferred Stock (See Notes 5 and 7):
Carrying Values	$3,848,272	$3,132,882
Fair Values	$8,128,451	$8,413,532

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

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company issued other financial instruments with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, these instruments are required to be carried as derivative liabilities at fair value in the Company’s financial statements. See Notes 5, 7 and 8 for additional information.

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

Fair value measurements - Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of the Company’s financial statements. Significant fair value measurements resulted from the application of ASC 815 Fair Value Measurements to the Company’s Series D Preferred Stock, and Warrants issued in December 2009 as described in Note 8, and ASC 718 Stock Compensation to the Company’s share based payment arrangements.

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

Investments with maturities of three months or less at the time of purchase are considered cash equivalents. At March 31, 2014 the Company had approximately $9,220,000 of cash on hand in excess of FDIC insurance limits.

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

Property and equipment are stated at cost. Depreciation on furniture, fixtures, computer equipment and computer software is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. Funds received from a landlord to reimburse the Company for the cost, or a portion of the cost, of leasehold improvements are recorded as deferred rent and amortized as reductions to rent expense over the lease term. Minor repairs and maintenance are expensed as incurred while costs that enhance the life of an asset are capitalized.

(i)	Goodwill

Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. Goodwill is subject to annual impairment tests which require the Company to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has one reporting unit, and that a two-step quantitative goodwill impairment test was not necessary. Based on such analysis, the Company did not identify any indication of impairment of its goodwill as of March 31, 2014. At March 31, 2014 and 2013, the Company’s balance sheet reflected $10,052,232 of goodwill.

(j)	Intangible Assets

Intangible assets include the value of a customer relationship and an internet domain name. The customer relationship intangible asset was amortized over its estimated economic life of five years and was fully amortized as of March 31, 2014. Amortization expense for the years ended March 31, 2014 and 2013 for this asset amounted to $80,422 and $321,681, respectively.

At March 31, 2014 and 2013, the Company’s balance sheet reflected:

	March 31, 2014
	Gross carrying amount	Accumulated amortization	Net value

Customer relationship	$1,608,413	$1,608,413	$—

Unamortizable intangible asset:	200,000	—	200,000
Internet domain name	$1,808,413	$1,608,413	$200,000

	March 31, 2013
	Gross carrying amount	Accumulated amortization	Net value

Customer relationship	$1,608,413	$1,527,991	$80,422

Unamortizable intangible asset:	200,000	—	200,000
Internet domain name	$1,808,413	$1,527,991	$280,422
(k)	Long-Term Investments

Companies in which the Company has made an investment (referred to as “investee companies”) which are not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of the investee company is not included in the Consolidated Balance Sheet or Statement of Operations. However, impairment charges, if deemed necessary, are recognized in the Consolidated Statement of Operations. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded. See Note 4 for additional information.

(l)	Long-Lived Assets

In accordance with FASB guidance, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. The Company did not identify any indication of impairment of its long-lived assets as of March 31, 2014.

(m)	Revenue Recognition

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

(n)	Reimbursable Program Costs and Expenses

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

(o)	Deferred Rent

Deferred rent consists of (i) the excess of the allocable straight-line rent expense to date as compared to the total amount of rent due and payable through such period, and (ii) funds received from landlords to reimburse the Company for the cost, or a portion of the cost, of leasehold improvements. Deferred rent is amortized as a reduction to rent expense over the term of the lease.

(p)	Accounting for Share Based Compensation

In accordance with FASB guidance, the Company measures all employee share based compensation awards using a fair value method and records the related expense in the financial statements over the period during which an employee is required to provide service in exchange for the award. Excess tax benefits, as defined by FASB guidance, are realized from the exercise of stock options and are reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. For each award that has a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Share based employee compensation expense for the years ended March 31, 2014 and 2013 was $354,669 and $442,115 respectively.

(q)	Income Taxes

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

(r)	Net Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted shares. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options, warrants, preferred stock and restricted stock. For the years ended March 31, 2014 and 2013, stock options to purchase approximately 70,000 shares of common stock were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. The weighted average number of shares outstanding consist of:

	2014	2013
Basic	8,283,656	8,289,132
Dilutive effect of:
Options	1,162,576	212,424
Restricted stock	126,589	152,842
Warrants	2,454,166	2,453,954
Series D preferred stock	5,319,148	5,319,148
Diluted	17,346,135	16,427,500
(s)	Recent Accounting Standards Affecting the Company

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” Similar to ASU 2011-08, “Intangibles - Goodwill and Other (Topic 250) - Testing Goodwill for Impairment”, ASU 2012-02 addresses the growing cost and complexity of performing an analysis to evaluate indefinite-lived intangible assets (other than goodwill) for impairment. This ASU introduces qualitative factors which would simplify the analysis if facts and circumstances make it more-likely-than-not that impairment would not exist. Rather than requiring a purely quantitative impairment test, the ASU provides entities with the option to first examine qualitative factors to make this determination. Factors to be considered would include, but are not limited to:

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

Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement.

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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

(3)	Property and Equipment

Property and equipment consist of the following:

	March 31, 2014	March 31, 2013
Furniture, fixtures and equipment	$898,618	$844,435
Computer equipment and software	2,477,303	1,004,564
Leasehold improvements	3,911,743	3,852,910
	7,287,664	5,701,909
Less: accumulated depreciation and amortization	4,889,230	4,215,223
Property and equipment, net	$2,398,434	$1,486,686

Depreciation and amortization expense on property and equipment for the years ended March 31, 2014 and 2013 amounted to $676,342 and $657,730 respectively. The Company disposed of $2,335 worth of fully depreciated property and equipment during the year ended March 31, 2014.

(4)	Long-Term Investment

On April 10, 2013, the Company entered into a stock purchase agreement with Moving Off Campus, LLC, doing business as Bonfyre (“Bonfyre”) to purchase a 2.0% interest in Bonfyre for $150,000. The investment in Bonfyre is accounted for using the cost method of accounting because the Company does not have the ability to exercise significant influence over Bonfyre. Accordingly, the investment is adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments. Since the date of the initial investment the Company has provided $37,487 worth of services that in accordance with the stock purchase agreement constitutes additional investments. The carrying amount of the investment in Bonfyre at March 31, 2014 was $187,487. In October 2013, Bonfyre was converted into a corporation, Bonfyre Inc., of which the Company has a 7.3% interest in as of March 31, 2014. Management determined that there was no impairment of value at March 31, 2014.

(5)	Union Capital Financing

Overview:

On December 15, 2009, the Company consummated a $5.0 million financing led by an investment vehicle organized by Union Capital Corporation (“UCC”). In the financing, the Company issued $2.5 million in aggregate principal amount of Secured Notes which were repaid in full in November 2011, $2.5 million in aggregate stated value of Series D Preferred Stock initially convertible into 5,319,148 shares of Common Stock, and Warrants to purchase 2,456,271 shares of Common Stock (“Warrants”). As a condition to its participation in the financing, UCC required that certain of the Company’s directors, officers and employees (“Management Buyers”) collectively purchase $735,000 of the financial instruments on the same terms and conditions as the lead investor. Aggregate amounts above are inclusive of Management Buyers amounts.

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

The Series D Preferred Stock votes together with the Common Stock on an as-converted basis except for matters which are required to be submitted to a class vote of the holders of Series D Preferred Stock. The vote of a majority of the shares of the Series D Preferred Stock is required to approve, among other things, (i) any issuance of capital stock senior to or pari passu with the Series D Preferred Stock; (ii) any increase in the number of authorized shares of Series D Preferred Stock; (iii) any dividends or payments on equity securities; (iv) any amendment to the Company’s Certificate of Incorporation, By-laws or other governing documents that would result in an adverse change to the rights, preferences, or privileges of the Series D Preferred Stock; (v) any material deviation from the annual budget approved by the Board of Directors; and (vi) entering into any material contract not contemplated by the annual budget approved by the Board of Directors.

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

The Warrants to purchase 2,456,271 shares of Common Stock issued in the financing have an exercise price of $0.001 per share, subject to adjustment solely for recapitalizations. The Warrants may also be exercised on a cashless basis under a formula that explicitly limits the number of issuable common shares. The exercise period for the Warrants ends December 15, 2015.

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

The Company’s Secured Notes, Warrant derivative liability, Put option derivative and Series D Preferred Stock are classified within Level 3 of the fair value hierarchy as they are valued using unobservable inputs including significant assumptions of the Company and other market participants. In November, 2011, in conjunction with the Company obtaining a bank credit facility (see Note 6), the Company repaid in full the remaining $2 million of principal then outstanding under the Secured Notes.

There were no transfers between Level 1 and Level 2, or transfers in and out of Level 3 during the twelve months ended March 31, 2014 and 2013.

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

Significant assumptions embodied in these methods are as follows:

		Market or Calculated Inputs
Assumption:	Level	March 31, 2014	March 31, 2013
Common stock trading market price	1	$ 1.20	$1.35
Common stock trading volatility:
Preferred Compound Embedded Derivative	1	33.25%—33.76%	55.98%—88.87%
Preferred Compound Embedded Derivative (effective volatility)	3	33.20%	67.38%
Warrant	1	—	—
Credit-risk adjusted yields:
Periods ranging from one to three years	2	6.13%—7.43%	6.64%—7.40%
Effective risk-adjusted yield	3	6.30%	6.96%
Terms (years):
Preferred Compound Embedded Derivative (effective term)	3	.665	1.10

Effective assumption amounts represent the effective averages arising from multiple input ranges utilized in the Monte Carlo Simulation Technique. The level designations represent the fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value

Except for those assets and liabilities which are required by authoritative guidance to be recorded at fair value in the Company’s balance sheet, the Company has elected not to record any other assets and liabilities at fair value.

The following tables present the Company’s instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

	Fair Value Measurements as of March 31, 2013
	Total	Level 1	Level 2	Level 3
Instruments:
Compound Embedded Derivative	$4,664,894	$—	$—	$4,664,894
Total Instruments	$4,664,894	$—	$—	$4,664,894

	Fair Value Measurements as of March 31, 2014
	Total	Level 1	Level 2	Level 3
Instruments:
Compound Embedded Derivative	$3,686,170	$—	$—	$3,686,170
Total Instruments	$3,686,170	$—	$—	$3,686,170
31

The following table presents the changes in Level 3 Instruments measured at fair value on a recurring basis for the twelve months ended March 31, 2014 and 2013:

Compound Embedded Derivative

Balance at, March 31, 2012	$3,005,319
Fair value adjustments	1,659,575
Balance at, March 31, 2013	4,664,894
Fair value adjustments	(978,724)
Balance at, March 31, 2014	$3,686,170

The fair value adjustments recorded for the Compound Embedded Derivative are reported separately in the Statement of Operations.

(6)	Bank Credit Facility

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

At March 31, 2014, the Company had no borrowings outstanding under the Credit Facility and availability of $4,000,000.

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

(7)	Redeemable Preferred Stock

Redeemable preferred stock consists of the following as of March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Series D Convertible Participating Preferred Stock, par value $0.001, stated value $1.00, 2,500,000 shares designated, 2,500,000 shares issued and outstanding at March 31, 2014; redemption and liquidation value $4,245,472 at March 31, 2014	$3,848,272	$3,132,882

The Series D Preferred Stock is subject to accretion to its redemption value, through charges to equity, over the period from issuance to the contractual redemption date, discussed in Note 5, above, using the effective interest method. The redemption value is determined based upon the stated redemption amount of $1.00 per share, plus an accretion amount, more fully discussed below. For the years ended March 31, 2014 and 2013, accretion amounted to $715,390 and $563,535, respectively.

(8)	Derivative Financial Instrument

The Company’s derivative financial instrument consists of a compound embedded derivative (“CED”) that was bifurcated from the Company’s Series D Preferred Stock. The Preferred CED comprises the embedded conversion option and certain other equity-indexed features that were not clearly and closely related to the Series D Preferred Stock in terms of risks. The following table reflects the changes in fair value of the CED using the techniques and assumptions described in Note 5:

Compound Embedded Derivative

Balance at, March 31, 2012	$3,005,319
Fair value adjustments	1,659,575
Balance at, March 31, 2013	4,664,894
Fair value adjustments	(978,724)
Balance at, March 31, 2014	$3,686,170

Fair value adjustments are recorded in fair value adjustments to compound embedded derivative in the accompanying financial statements. As a result, the Company’s earnings are and will be affected by changes in the assumptions underlying the valuation of the derivative financial instrument. The principal assumptions that have, in the Company’s view, the most significant effects are the Company’s trading market prices, volatilities and risk-adjusted market credit rates.

(9)	Stockholders’ Equity

(i) Stock Options

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended so as to increase the number of shares of Common Stock available under the plan to 1,250,000. In September 2008, the 2002 Plan was amended to increase the number of shares of Common Stock available under the plan to 1,650,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Committee of the Board of Directors. At March 31, 2014, there were 70,000 options, expiring from April 2015 through September 2017, issued under the 2002 Plan that remained outstanding. The 2002 Plan terminated on June 30, 2012.

On March 25, 2010, the stockholders of the Company approved the ‘mktg, inc.’ 2010 Equity Incentive Plan (the “2010 Plan”), under which 3,000,000 shares of Common Stock have been set aside and reserved for issuance. The 2010 Plan provides for the granting to the Company’s employees, officers, directors, consultants and advisors of stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights, restricted stock units and other performance stock awards. The 2010 Plan is administered by the Compensation Committee of the Board of Directors.  The exercise price per share of a stock option, which is determined by the Compensation Committee, may not be less than 100% of the fair market value of the common stock on the date of grant. For non-qualified options the term of the option is determined by the Compensation Committee. For incentive stock options the term of the option is not more than ten years. However, if the optionee owns more than 10% of the total combined voting power of the Company, the term of the incentive stock option will be no longer than five years. The 2010 Plan automatically terminates on February 22, 2020, unless it is terminated earlier by a vote of the Company’s stockholders or the Board of Directors; provided, however, that any such action does not affect the rights of any participants of the 2010 Plan. In addition, the 2010 Plan may be amended by the stockholders of the Company or the Board of Directors, subject to stockholder approval if required by applicable law or listing requirements. At March 31, 2014, there were options to purchase 2,412,097 shares of Common Stock, expiring May 2020, issued under the 2010 Plan that remained outstanding. Any option under the 2010 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of March 31, 2014, the Company had options or other awards for 61,966 shares of Common Stock available for grant under the 2010 Plan.

On November 6, 2013, the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Charles Horsey, the Company’s Chairman of the Board, President and Chief Executive Officer. Pursuant to the Employment Agreement Mr. Horsey was awarded a stock option to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.00 per share that vests in equal installments over a five-year period. In addition, Mr. Horsey was awarded a stock option to purchase 400,000 shares of common stock at an exercise price of $2.00 per share. This option vests only upon a Liquidity Event (as defined in the Employment Agreement) as follows: as to (i) 100,000 shares of common stock if the Liquidity Event results in consideration paid to the Company’s stockholders of at least $2.50 per share of common stock but less than $2.80 per share of common stock, (ii) 200,000 shares of common stock if such Liquidity Event results in consideration paid to the Company’s stockholders of at least $2.80 per share of common stock but less than $3.10 per share of common stock, (iii) 300,000 shares of common stock if such Liquidity Event results in consideration paid to the Company’s stockholders of at least $3.10 per share of common stock but less than $6.00 per share of common stock, and (iv) all 400,000 shares of common stock if such Liquidity Event results in consideration paid to the Company’s stockholders of $6.00 per share or more. These options had an estimated grant date value of $.65 per share and expire on October 30, 2023.

The maximum contractual life for any of the options is ten years. The Company uses the Black-Scholes model to estimate the value of stock options granted under FASB guidance. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of options.

A summary of option activity under all plans as of March 31, 2014, and changes during the two-year period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term	Aggregate intrinsic value

Balance at March 31, 2012	$0.48	2,814,302	8.06	$1,328,393
Granted	$—	—
Exercised	$0.43	(144,437)
Canceled	$0.43	(144,437)

Balance at March 31, 2013	$0.49	2,525,428	7.05	$2,171,868
Granted	$2.00	600,000
Exercised	$—	—
Canceled	$0.43	(43,331)
Balance at March 31, 2014 (vested and expected to vest)	$0.78	3,082,097	6.68	$1,294,481
Exercisable at March 31, 2014	$0.50	1,911,572	6.03	$1,338,100

Total unrecognized compensation cost related to vested and expected to vest options at March 31, 2014 amounted to $144,528 and is expected to be recognized over a weighted average period of 3.84 years. Total compensation cost for all outstanding option awards for the years ended March 31, 2014 and 2013 amounted to $160,538 and $162,106, respectively. The Company did not record any compensation cost related to the Liquidity Event options described above as the condition for vesting was not probable as of March 31, 2014.

(ii) Warrants

At March 31, 2014 and March 31, 2013 there were warrants outstanding to purchase 2,456,271 shares of common stock at a price of $.001 per share, which were issued in the December 2009 financing and expire December 15, 2015. The aggregate intrinsic value of the warrants outstanding at March 31, 2014 and March 31, 2013 was $2,945,069 and $3,313,511, respectively.

(iii) Restricted Stock

During the years ended March 31, 2014 and 2013, the Company awarded 45,000 and 160,000 shares of Common Stock initially subject to forfeiture (“restricted stock”) pursuant to the authorization of the Company’s Board of Directors and certain Restricted Stock Agreements under the Company’s 2010 Plan.

As of March 31, 2014 the Company had awarded 1,179,556 shares (net of forfeited shares) of restricted stock under the Company’s 2002 Plan, 381,500 shares (net of forfeited shares) of restricted stock under the Company’s 2010 Plan, and 189,767 shares (net of forfeited shares) of restricted stock that were not issued under the Company’s 2002 or 2010 Plans. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at their respective grant dates amount to approximately $2,654,873 and is recognized ratably as compensation expense over the vesting periods. The shares of restricted stock granted pursuant to such agreements vest in various tranches over one to five years from the date of grant.

The shares awarded to employees under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

A summary of all non-vested stock activity as of March 31, 2014, and changes during the two years then ended is presented below:

	Weighted average grant date fair value	Number of shares	Aggregate Intrinsic Value	Weighted average remaining contractual term

Unvested at March 31, 2012	$1.62	581,855	$535,307	2.06

Awarded	$0.90	160,000
Vested	$1.87	(197,739)
Forfeited	$0.88	(58,500)

Unvested at March 31, 2013	$1.36	485,616	$655,582	1.70

Awarded	$1.38	45,000
Vested	$1.76	(209,739)
Forfeited	$0.89	(24,515)

Unvested at March 31, 2014	$1.01	296,362	$355,634	1.76

Total unrecognized compensation cost related to unvested stock awards at March 31, 2014 amounted to $169,151 and is expected to be recognized over a weighted average period of 1.76 years. Total compensation cost for the stock awards amounted to $194,131 and $280,009 for the years ended March 31, 2014 and 2013, respectively.

(10)	Income Taxes

The components of the provision for income taxes from continuing operations for the years ended March 31, 2014 and 2013 are as follows:

	2014	2013
Current:
State and local	$24,000	$158,000
Federal	19,000	70,333
International	20,000	—
	63,000	228,333
Deferred:
State and local	244,000	171,501
Federal	1,236,000	1,420,753
International	(27,000)
	1,453,000	1,592,254

	$1,516,000	$1,820,587
35

The differences between the provision for income taxes from continuing operations computed at the federal statutory rate and the reported amount of tax expense attributable to income from continuing operations before provision for income taxes for the years ended March 31, 2014 and 2013 are as follows:

	2014	2013
Statutory federal income tax	34.0%	34.0%
State and local taxes, net of federal benefit	6.8	9.1
Permanent differences	(5.8)	21.4
Alternative minimum tax	—	(6.3)
International tax rate differential	1.9	—
Other	2.9	1.8
Effective tax rate	39.8%	60.0%

The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in the deferred tax assets and liability are as follows:

	2014	2013
Deferred tax (liability) assets:
Current:
Allowance for doubtful accounts	$119,084	$126,839
Accrued compensation	100,209	647,299
	$219,293	$774,138
Non-current:
Assets:
Depreciation on fixed assets	$59,994	$124,838
Amortization on intangible asset	396,741	407,464
Net operating loss carryforwards	755,450	1,169,280
Share-based payment arrangements	175,061	206,843
Other	342,813	504,075
	$1,730,059	$2,412,500
Liability:
Goodwill, principally due to differences in amortization	$(3,211,580)	$(2,995,866)
	$(3,211,580)	$(2,995,866)

Net deferred tax (liability) asset	$(1,262,228)	$190,772

At March 31, 2014, the Company had federal net operating loss carry-forwards of approximately $1,555,000 that begin to expire on March 31, 2029, as follows:

Fiscal Year End	Amount
2029	$140,000
2030	1,415,000
$1,555,000

As of March 31, 2014 and 2013, the Company did not have any unrecognized tax benefit or open tax positions. It is the Company’s practice to include interest and penalties in tax expense. As of March 31, 2014 and 2013, the Company had no accrued interest or penalties related to income tax matters included in its provision for income taxes.

The Company currently has no federal or state tax examinations in progress and is no longer subject to federal and state income tax audits by taxing authorities for years prior to March 2011.

(11)	Significant Customers

For each of the years ended March 31, 2014 and 2013, Diageo North America, Inc. (“Diageo”) accounted for approximately 68% and 62% of the Company’s revenue, respectively. At both March 31, 2014 and 2013, Diageo accounted for 55% of the Company’s accounts receivable. For the years ended March 31, 2014 and 2013, the Company’s second largest customer accounted for approximately 10% and 15% of the Company’s revenue, respectively. At March 31, 2014 and 2013, this customer accounted for 10% and 17% respectively, of the Company’s accounts receivable.

(12)	Employee Benefit Plan

The Company has a savings plan available to substantially all salaried employees which is intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Pursuant to the 401(k) Plan, employees may contribute up to 15% of their eligible compensation, up to the maximum amount allowed by law. The Company at its sole discretion may from time to time make discretionary matching contributions as it deems advisable. The Company’s current policy is to match its employee’s contributions to the 401(k) Plan at the rate of 50%, with the maximum matching contribution per employee being the lower of 2.5% of salary or $6,375 in any calendar year. For the years ended March 31, 2014 and 2013, the Company made discretionary contributions of approximately $295,000 and $208,000, respectively.

(13)	Leases

The Company has several non-cancelable operating leases, primarily for property, that expire through September 2018. Rent expense for the years ended March 31, 2014 and 2013 amounted to approximately $1,768,000 and $1,751,000, respectively. Future non-cancelable minimum lease payments under all of the leases as of March 31, 2014 are as follows:

Year ending March 31,

2015	$2,136,000
2016	884,000
2017	195,000
2018	78,000
2019	39,000
Thereafter	—
$3,332,000
(14)	Employment Agreements

In June 2008, upon the acquisition of mktgpartners the Company employed Charles Horsey, the principal member of mktgpartners, as its Chief Operating Officer. The Company subsequently entered into a three-year employment agreement with Mr. Horsey upon his appointment as the Company’s President. In May 2010, the Company further amended the agreement so that Mr. Horsey serves as the Company’s Chief Executive Officer in addition to its President. In November 2013, the Company entered into an amended and restated employment agreement with Mr. Horsey. The employment agreement, as amended, expires November 1, 2018, currently provides for an annual base salary of $500,000, and provides for annual and supplemental bonuses based on the achievement of fiscal year profitability targets established by the Company’s Board of Directors. Pursuant to the employment agreement, in the event that Mr. Horsey’s employment is terminated by the Company without “Cause” or by Mr. Horsey for “Good Reason,” Mr. Horsey will be entitled to a cash payment in the amount of $100,000 plus; 18-months’ of his base salary; provided that if the Company’s EBITDA for the preceding four fiscal quarters is less than $5 million, such severance payments shall be equal to 12-months’ of his base salary.

(15)	Related Party Transactions

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

(16)	Subsequent Events

(i) Merger Agreement

On May 27, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aegis Lifestyle, Inc. a Delaware corporation (“Aegis”) and Morgan Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Aegis (“Merger Sub”). The Merger Agreement provides for, subject to the satisfaction or waiver of specified conditions, the acquisition of the Company by Aegis at a price of $2.80 per share in cash (the “Merger Consideration”). Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Aegis.

At the effective time of the Merger, except as set forth below, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to the Merger Consideration, including all shares of common stock issuable upon conversion of the Company’s Series D Convertible Participating Preferred Stock (“Series D Preferred Stock”) which shall be converted into the Company’s common stock prior to the Merger. Shares held by stockholders who have properly exercised and perfected appraisal rights under Delaware law, shall not be converted into the right to receive the Merger Consideration but shall instead be converted into the right to receive such consideration as provided under Delaware law. Shares owned by the Company, Aegis, Company subsidiaries or Merger Sub shall be canceled without payment.

In addition, each of the Company’s warrants to purchase common stock that is outstanding immediately prior to the effective time of the Merger will be canceled in exchange for the right to receive an amount in cash equal to the excess of the Merger Consideration over the per-share exercise price with respect to such warrant.

As a result of the Merger, each vested and unvested outstanding stock option under the Company’s equity plans or otherwise will be canceled in exchange for the right to receive an amount in cash equal to the excess of the Merger Consideration over the per-share exercise price with respect to such stock option, provided, however, that that certain option to purchase 400,000 shares of common stock at an exercise price of $2.00 per share issued to the Charles Horsey, the Company’s Chief Executive Officer, which vests only upon a “Liquidity Event,” will be exchanged for the right to receive an amount in cash equal to the excess of the Merger Consideration over the per-share exercise price only with respect to 200,000 shares subject to such stock option. The remaining shares subject to such option shall be canceled without payment. Each restricted share of common stock under the Company’s equity plans that is outstanding as of the closing date will vest and be converted into the right to receive the Merger Consideration. The payments pursuant to this paragraph are subject to any applicable withholding taxes.

The Merger Agreement contains customary representations and warranties from both the Company and Aegis, and also contains customary covenants, including covenants providing for each of the parties to use its reasonable best efforts to cause the Merger to be consummated, and covenants requiring the Company to carry on its business in all material respects in the ordinary course of business consistent with past practice during the period between the execution of the Merger Agreement and the closing of the Merger.

The Merger Agreement also contains a “no shop” provision that, in general, restricts the Company’s ability to solicit third-party acquisition proposals, provide information to or engage in discussions or negotiations with third parties that have made or that might make an acquisition proposal, approve any third party acquisition proposal, or enter into any acquisition agreement relating to any third party acquisition proposal. The no shop provision is subject to a “fiduciary out” provision that allows the Company, under certain circumstances and in compliance with certain obligations, to provide information and participate in discussions and negotiations with respect to unsolicited written third-party acquisition proposals that the Company’s Board of Directors reasonably believes is likely to result in a Superior Proposal (as defined in the Merger Agreement) and to terminate the Merger Agreement and accept a Superior Proposal upon payment to Aegis of the termination fee discussed below. The foregoing is subject to Aegis’ rights to offer terms that will cause the Superior Proposal to no longer constitute a Superior Proposal.

The Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under specified circumstances, including, but not limited to, a change in the recommendation of the board of directors of the Company or a termination of the Merger Agreement by the Company to enter into an agreement for a Superior Proposal, the Company will pay Aegis a cash termination fee of $2.08 million. The Merger Agreement also provides that upon termination of the Merger Agreement as a result of the failure of Company’s stockholders to approve the Merger Agreement at the special meeting where the Company’s stockholders have voted on a proposal to adopt the Merger Agreement, the Company will pay Aegis an amount equal to its reasonably documented transaction related expenses in an amount not to exceed $500,000.

The completion of the Merger is subject to certain customary conditions, including (i) the adoption of the Merger Agreement by holders of a majority of the Company’s common stock and Series D Preferred Stock, voting as separate classes; (ii) the absence of any law or order prohibiting or restraining the Merger, and (iii) exercise of dissenters’ rights by holders of no more than 5% of the Company’s outstanding common stock. In addition, the obligation of Aegis to complete the Merger is subject to the condition that the Company shall have available cash (as provided for in the Merger Agreement) of not less than $8,000,000 at the effective time of the Merger, less up to $2,000,000 in fees and expenses paid or incurred in connection with the Merger. Each of the Company’s and Aegis’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to specified standards, the accuracy of the representations and warranties of the other party and (ii) performance in all material respects by the other party of its obligations under the Merger Agreement.

Aegis is a newly-formed indirect subsidiary of Aegis Media Americas, Inc., which has guaranteed the obligations of Aegis to pay the merger consideration under the Merger Agreement. The Merger is not conditioned upon receipt of financing by Aegis or Aegis Media Americas.

(ii) Voting Agreement

Concurrently and in connection with the execution of the Merger Agreement, Aegis entered into Voting Agreements with Rutabaga Capital Management LLC, affiliates of Union Capital Corporation, and certain directors and members of management of the Company, including all of the holders of the Company’s Series D Preferred Stock. Pursuant to the Voting Agreements such stockholders agreed to vote their respective shares of common stock and Series D Preferred Stock (i) in favor of the adoption of the Merger Agreement and the Merger and each of the other actions contemplated by the Merger Agreement, (ii) against any proposal or transaction in opposition to the consummation of the Merger or any other transactions contemplated by the Merger Agreement and (iii) against any other action or agreement that could reasonably be expected to interfere with or delay or adversely affect the Merger or any other transactions contemplated by the Merger Agreement.

In addition, pursuant to the Voting Agreement entered into by the holders of the Company’s Series D Preferred Stock, such stockholders agreed to convert (i) approximately 23.5% of their shares of Series D Preferred Stock into shares of the Company’s common stock prior to the record date for the Company’s special meeting of stockholders to consider the Merger, and (ii) their remaining shares of Series D Preferred Stock into shares of the Company’s common stock immediately prior to the effective time of the Merger. The Voting Agreements terminate upon termination of the Merger Agreement and certain other specified events.

Company stockholders party to the Voting Agreements hold an aggregate of approximately 45% of the shares of the Company’s common stock, as well as 100% of the shares of Series D Preferred Stock, that are expected to be outstanding as of the record date for the meeting of stockholders to be called to consider the adoption of the Merger Agreement. The Voting Agreements also restrict the transfer of shares owned by the stockholders parties thereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluates the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control – Integrated Framework” (1992 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In accordance with these standards, management assessed and tested, on a sample basis, the Company’s internal control over financial reporting. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to each Director and executive officer of the Company.

DIRECTORS

Charles Horsey Age: 46 Director since March 2009; Chairman of the Board, Chief Executive Officer and President	Mr. Horsey was appointed as Chairman of the Board of the Company on August 1, 2012. Mr. Horsey has served as the Company’s Chief Executive Officer since May 12, 2010 and as its President since March 1, 2009, and previously served as the Company’s Chief Operating Officer from December 22, 2008 until his appointment as President. Mr. Horsey originally joined the Company as an Executive Vice President on June 30, 2008 upon the Company’s acquisition of 3 For All Partners, LLC d/b/a mktgpartners (“mktgpartners”). Mr. Horsey helped found mktgpartners in 2003 and served as its Chief Executive Officer from January 2007 until it was acquired by the Company. Previously, from 1992 until co-founding mktgpartners, Mr. Horsey held various positions in the Contemporary Marketing division of Clear Channel Communications, Inc., culminating with his appointment as Chief Executive Officer of that division. We believe that Mr. Horsey’s industry experience and service as our Chief Executive Officer qualify him to serve on our Board.

Reis L. Alfond(1) Age: 33 Director since January 2012	Mr. Alfond has been the Vice President of Union Capital Corporation since 2010, having joined Union Capital in 2007 as an analyst. Mr. Alfond began his career as a consultant at the Strategic Decision Group. During his tenure at Union Capital, he has completed leveraged buyout transactions and managed portfolio investments in the, marketing services, commercial and digital printing, direct mail and food industries. We believe that Mr. Alfond’s extensive business and management experience qualifies him to serve on our Board.

Richard L. Feinstein Age: 71 Director since January 2010	Retired partner of KPMG LLP, and currently a private consultant providing management and financial advice to clients in a variety of industries. From April 2004 to December 2004, Mr. Feinstein, as a consultant, served as Chief Financial Officer for Image Technology Laboratories, Inc., a developer and provider of radiological imaging, archiving and communications systems. From December 1997 to October 2002, Mr. Feinstein was a Senior Vice President and Chief Financial Officer for The Major Automotive Companies, Inc., formerly a diversified holding company, but now engaged solely in retail automotive dealership operations. From September 2010 to July 2013, Mr. Feinstein, as a consultant, served as Chief Financial Officer for Amertrans Capital Corporation, a closed-end investment company. Since December 2013, Mr. Feinstein, as a consultant, serves as Principal Financial Officer of Enzon Pharmaecuticals, Inc., a life sciences technology licensing firm. From April 2003 to May 2011, Mr. Feinstein served as a director of EDGAR Online, Inc. He also serves as a director and chief financial officer of USA Fitness Corps, a not-for-profit using the services of returning veterans to provide fitness training to children who are at risk for obesity. Mr. Feinstein, a Certified Public Accountant, received a B.B.A. degree from Pace University. We believe that Mr. Feinstein’s extensive financial accounting and auditing experience qualifies him to serve on our Board.

Jay F. Landauer(1) Age: 36 Director since August 2012	Mr. Landauer was appointed to the Board on August 1, 2012. Mr. Landauer is currently a Partner at Union Capital Corporation, having joined Union Capital in 2004 as an associate. Prior to joining Union Capital, Mr. Landauer worked in corporate development at a publicly held medical device company reporting to the CEO and CFO as well as managing and facilitating the sale of a small company. During his tenure at Union Capital, he has completed leveraged buyout transactions, public company investments, distressed investments as well as managing portfolio investments in the marketing services, commercial and digital printing, direct mail and food industries. He received his MBA from MIT’s Sloan School of Management and a BBA from Baruch College where he received the top award in finance. He has also served as a past president of the MIT Sloan Club of New York. We believe that Mr. Landauer’s extensive business and management experience qualifies him to serve on our Board.

Marc C. Particelli Age: 69 Director since February 2005	Chairman of the Board of the Company from July 12, 2006 until August 12, 2010, and its interim President and Chief Executive Officer from July 12, 2006 until October 9, 2006. Mr. Particelli was the Chief Executive Officer of Modem Media, an interactive marketing services firm, from January 1991 until its acquisition by Digitas Inc. in October 2004, and more recently, from August 2005 until March 2006, he was the Chief Executive Officer of TSM Corporation, a telecommunications company serving the Hispanic market. Earlier, Mr. Particelli was a partner at Oak Hill Capital Management, a private equity investment firm, and managing director at Odyssey Partners L.P., a hedge fund. Prior to entering the private equity business, Mr. Particelli spent 20 years with Booz Allen where he helped create the Marketing Industries Practice and led its expansion across Europe, Asia and South America. Mr. Particelli also currently serves as an operating partner for Sentinel Capital Partners, a private equity firm and as a director of and investor in several private companies. Mr. Particelli presently serves as a director of CIN Legal Data Services. We believe that Mr. Particelli’s business and industry experience, as well as his prior experience with the Company, qualify him to serve on our Board.

EXECUTIVE OFFICERS

Paul Trager Age: 54 Chief Financial Officer	Mr. Trager, a Certified Public Accountant, has served as the Company’s Chief Financial Officer since April 1, 2011. Mr. Trager originally joined the Company as a Senior Vice President – Financial Planning and Analysis on June 30, 2008 upon the Company’s acquisition of mktgpartners, and had served as mktgpartners’ Chief Financial Officer from March 2007 until it was acquired by the Company. Previously, from May 2005 until joining mktgpartners, Mr. Trager was an Aarons Rents franchise owner. Prior to May 2005, Mr. Trager was a partner in the accounting firm Weinick Sanders Leventhal &Co.

James R. Haughton Age: 55 Senior Vice President – Controller	Mr. Haughton, a Certified Public Accountant, has been employed by the Company in its finance and accounting department since November 2007, and has been its Senior Vice President – Controller since March 1, 2009. Previously, from October 2005 to June, 2007 Mr. Haughton was the Chief Financial Officer of National Retail Services, Inc., a full service provider of merchandising and retail marketing services. Prior to that, from January 2002 to October 2005, Mr. Haughton was a regional Chief Financial Officer at Euro-RSCG Worldwide, a global advertising and communications company.
41

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

Compliance With Section 16(a) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and Directors and persons who own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. To the Company’s knowledge, based solely on a review of the Forms 3, 4, and 5 submitted to the Company during and with respect to Fiscal 2014, there were no known failures to file a required Form 3, 4 or 5, and no known late filings of a required Form 3, 4 or 5 by any person required to file such forms with respect to the Company pursuant to Section 16 of the Exchange Act.

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

Our compensation arrangements with those persons who served as our executive officers for all or part of Fiscal 2014 primarily reflect the individual circumstances surrounding the applicable executive officer’s hiring or appointment, as reflected in the employment agreements we entered into with those persons. The foregoing information is intended to provide context for the discussion that follows regarding our compensation arrangements with those persons who served as our executive officers for all or part of Fiscal 2014.

Compensation Philosophy

Our compensation programs are designed to align compensation with business objectives and performance metrics, enabling us to reward executives and other key employees who contribute to and maximize shareholder value. Our compensation strategy will utilize multiple compensation vehicles to balance institutional affordability and the ability to hire and retain top talent. Consistent with the foregoing, the Compensation Committee subscribes to the following principles:

●	We believe that the most effective compensation strategies are simple in design, straightforward in application and easy to communicate to management, investors and participants.
●	We will reward key talent who directly contribute to the achievement of our core business objectives, based upon evaluation of specific, measurable performance goals.
●	We believe that an incentive compensation award should be first dependent upon the profitability and performance of the company and second upon an individual’s achievement of measurable personal goals that are directly aligned with the company’s strategic and operational goals.
●	We believe that base salary should be the fixed portion of executive compensation and should be used to compensate individuals for expected, day-to-day performance.

●	We believe that the variable portion of executive compensation should consist of cash and equity (or equity-like) incentives, to be determined annually and tied directly to performance measures and executive retention.

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

Principal Components of Compensation of Our Executive Officers

The principal components of the compensation paid to our executive officers consist of:

●	base salary;
●	cash bonuses; and
●	equity compensation, generally in the form of stock options and awards of restricted stock.
43

Management Bonus Plan

On May 12, 2010, upon the recommendation of the Company’s Compensation Committee, the Company’s Board of Directors approved a Management Bonus Plan. Pursuant to the Management Bonus Plan, the Company’s Chief Executive Officer and other employees of the Company selected by him are eligible to be paid annual cash bonuses from a bonus pool. The bonus pool is only funded to the extent specified EBITDA thresholds approved of by the Company’s Board of Directors are achieved, and the actual amount of the bonus pool in each year (if any) is determined by the amount by which such thresholds are exceeded. For Fiscal 2014, none of the bonus pool was funded as a result of the Company’s performance for the fiscal year.

Other Benefits

The Company believes that establishing competitive benefit packages for its employees is an important factor in attracting and retaining highly qualified personnel. Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, and the Company’s 401(k) plan, in each case on the same basis as other employees. During Fiscal 2014, consistent with the Company’s practice with respect to all of its employees, the Company provided matching contributions under its 401(k) plan. Other than the 401(k) plan offered to all of its eligible employees, the Company does not offer retirement benefits.

SUMMARY COMPENSATION TABLE

The following table shows compensation awarded to or earned by Charles Horsey, the Company’s Chairman of the Board, Chief Executive Officer and President; Paul Trager, the Company’s Chief Financial Officer and James R. Haughton, the Company’s Senior Vice President – Controller and Principal Accounting Officer during Fiscal 2014 (together, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards(1) ($)	Option Awards (2) ($)	Non Equity Incentive Plan Compensation (3) ($)	All Other Compensation ($)		Total ($)
Charles Horsey, Chairman of the Board, Chief Executive Officer, President	2014	$435,833	$—	$—	$—	$157,878	(4)	$593,711
	2013	$376,507	$60,750	$—	$200,315	$9,542	(4)	$647,114

Paul Trager, Chief Financial Officer	2014	$298,559	$—	$—	$—	$6,363	(5)	$304,922
	2013	$271,127	$31,500	$—	$85,315	$7,214	(5)	$395,156

James R. Haughton, Senior Vice President – Controller	2014	$220,390	$—	$—	$—	$5,506	(5)	$225,896
	2013	$213,704	$31,500	$—	$40,272	$5,334	(5)	$290,810
(1)	The value of stock awards granted to the Named Executive Officers has been estimated pursuant to FASB ASC Topic 718. The Named Executive Officers will not realize the estimated value of these awards in cash until these awards are vested and sold. For information regarding our valuation of awards of restricted stock, see “Restricted Stock” in Note 9 of our financial statements.

(2)	The value of options granted to the Named Executive Officers has been estimated pursuant to FASB ASC Topic 718. The Named Executive Officers will not realize the estimated value of these awards in cash unless and until the options are exercised and the shares issuable thereunder are sold for a price in excess of the exercise price. For information regarding our valuation of awards of options, see “Stock Options” in Note 9 of our financial statements.

(3)	Amounts are payable under our Management Bonus Plan based on the achievement of EBITDA targets set for the applicable fiscal year, and for Mr. Horsey includes a special bonus of $40,000 for fiscal 2013.

(4)	Consists of 401(k) matching contributions, a term life insurance premium, and for fiscal 2014 a $150,000 signing bonus associated with Mr. Horsey entering into an Amended and Restated Employment Agreement with the Company.

(5)	Consists of 401(k) matching contributions.
44

Outstanding Equity Awards at March 31, 2014
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares or Units of Stock That Have Not Vested (3) (#)	Market Value of shares or Units of Stock That Have Not Vested ($)

Charles Horsey	714,963	238,321	(1)	$0.43	4/1/2020	50,625	$60,800
Charles Horsey	—	600,000	(2)	$2.00	10/30/2023	—	$—
Paul Trager	151,659	50,553	(1)	$0.43	4/1/2020	32,588	$39,100
James R. Haughton	108,328	36,109	(1)	$0.43	4/1/2020	26,250	$31,500
(1)	These options vest on April 1, 2014, subject to the achievement of EBITDA targets set forth in the grant notices for these options.
(2)	Consists of (a) a stock option to purchase 200,000 shares of the Company’s Common Stock vests with respect to 40,000 shares of Common Stock on each of October 31, 2014, October 31, 2015, October 31, 2016, October 31, 2017 and October 31, 2018, and (b) an additional stock option to purchase 400,000 shares of Common Stock vests only upon a Liquidity Event (as defined in Mr. Horsey’s employment agreement) as follows: as to (i) 100,000 shares of Common Stock if the Liquidity Event results in consideration paid to the Company’s stockholders of at least $2.50 per share of common stock but less than $2.80 per share of common stock, (ii) 200,000 shares of Common Stock if such Liquidity Event results in consideration paid to the Company’s stockholders of at least $2.80 per share of common stock but less than $3.10 per share of common stock, (iii) 300,000 shares of Common Stock if such Liquidity Event results in consideration paid to the Company’s stockholders of at least $3.10 per share of common stock but less than $6.00 per share of common stock, and (iv) all 400,000 shares of Common Stock if such Liquidity Event results in consideration paid to the Company’s stockholders of $6.00 per share or more.
(3)	The 50,625 shares of restricted Common Stock held by Mr. Horsey that had not vested as of March 31, 2014 vest as follows: (i) 16,875 shares vest on May 1, 2014, (ii) 16,875 shares vest on May 1, 2015, and (iii) 16,875 shares vest on May 1, 2016. The 32,588 shares of restricted Common Stock held by Mr. Trager that had not vested as of March 31, 2014 vest as follows: (i) 6,338 shares vest on July 1, 2014, (ii) 8,750 shares vest on May 1, 2014, (iii) 8,750 shares vest on May 1, 2015, and (iv) 8,750 shares vest on May 1, 2016. The 26,250 shares of restricted Common Stock held by Mr. Haughton that had not vested as of March 31, 2014 vest as follows: (i) 8,750 shares vest on May 1, 2014, (ii) 8,750 shares vest on May 1, 2015, and (iii) 8,750 shares vest on May 1, 2016.

Executive Employment Contracts, Termination of
Employment and Change-in-Control Arrangements

Charles Horsey. On June 30, 2008, the Company entered into an Employment Agreement with Mr. Horsey in connection with the acquisition of mktgpartners. The Employment Agreement was subsequently amended upon Mr. Horsey’s promotion to Chief Operating Officer and again in May 2010. In November 2013, the Company entered into an amended and restated employment agreement with Mr. Horsey. Pursuant to the Employment Agreement, as amended and restated:

●	Mr. Horsey’s term of employment was extended until November 1, 2018.
●	Mr. Horsey’s current base salary is $500,000 per annum. In addition, Mr. Horsey’s base salary would be increased to $550,000 per annum if the Company achieves EBITDA (as defined in the employment agreement), in excess of $10 million in any period of four consecutive fiscal quarters, and to $600,000 per annum if the Company achieves EBITDA in excess of $15 million in any period of four consecutive fiscal quarters. Such increases would continue in effect only to the extent EBITDA continues to be in excess of such thresholds.
●	Mr. Horsey was paid a signing bonus in the amount of $150,000.
45

●	Mr. Horsey is entitled to an annual bonus for each fiscal year of the Company equal to four percent of pre-bonus EBITDA (as defined in the employment agreement), to the extent the Company achieves the pre-bonus EBITDA target established by the Company’s Board of Directors for such year. Such bonus is subject to increase or decrease to the extent actual pre-bonus EBITDA for such year is greater or less than the targeted amount, subject to the Company’s achievement of at least 80% of targeted pre-bonus EBITDA.
●	Mr. Horsey is entitled to a supplemental bonus with respect to each fiscal year in which the Company’s Adjusted EBITDA (as defined in the employment agreement) exceeds both 20% of operating revenue for such year and 110% of Adjusted EBITDA for the prior year.
●	Mr. Horsey was awarded a stock option to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.00 per share which vests in equal installments over a five-year period.
●	Mr. Horsey was awarded an additional stock option to purchase 400,000 shares of common stock at an exercise price of $2.00 per share which vests only upon a Liquidity Event (as defined in the employment agreement) as follows: as to (i) 100,000 shares of Common Stock if the Liquidity Event results in consideration paid to the Company’s stockholders of at least $2.50 per share of common stock but less than $2.80 per share of common stock, (ii) 200,000 shares of Common Stock if such Liquidity Event results in consideration paid to the Company’s stockholders of at least $2.80 per share of common stock but less than $3.10 per share of common stock, (iii) 300,000 shares of Common Stock if such Liquidity Event results in consideration paid to the Company’s stockholders of at least $3.10 per share of common stock but less than $6.00 per share of common stock, and (iv) all 400,000 shares of Common Stock if such Liquidity Event results in consideration paid to the Company’s stockholders of $6.00 per share or more.
●	In the event of the termination of his employment by the Company other than for “Cause” or by Mr. Horsey for “Good Reason” (as such terms are defined in the employment agreement), Mr. Horsey will be entitled to a cash payment in the amount of $100,000 plus; 18-months’ of his base salary; provided that if the Company’s EBITDA for the preceding four fiscal quarters is less than $5 million, such severance payments shall be equal to 12-months’ of his base salary.

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

James R. Haughton. Mr. Haughton is currently employed with the Company pursuant to a letter agreement under which he is compensated by the Company at the rate of $220,100 per annum and eligible to receive an annual bonus targeted at 40% of base salary. In addition, Mr. Haughton is entitled to six months’ notice prior to termination if he is terminated other than for “Cause.”

Compensation of Directors

The following table shows for the Fiscal 2014 certain information with respect to the compensation of all non-employee directors of the Company.

Name	Fees Earned or Paid in Cash ($)	All other compensation ($)	Total ($)
Marc C. Particelli (1)	$56,000	—	$56,000
Richard L. Feinstein	$56,000	—	$56,000
Reis L. Alfond (2)	$—	—	$—
Jay F. Landauer (2)	$—	—	$—

(1)	At March 31, 2014, Mr. Particelli held options to purchase an aggregate of 70,000 shares of Common Stock.

(2)	Messrs. Alfond and Landauer are affiliates of Union Capital Corporation and serve on our Board as the designees of the holders of the Series D Preferred Stock. As such, they do not receive cash compensation for their service on our Board. However, pursuant to a management consulting agreement we entered into with Union Capital, Union Capital provides us with management advisory services. We currently pay Union Capital a fee of $62,500 per year for such services. We also pay Union Capital $62,500 per year for the service of their employees on our Board of Directors.
46

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

Compensation Committee Interlocks and Insider Participation

None of the current members of the Compensation Committee have been, or are, an officer or employee of the Company. During Fiscal 2014, none of our executive officers served as a member of the Board of Directors or compensation committee (or other committee performing equivalent functions) of any entity that had one or more executive officers serving as a member of our Board of Directors.

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

The following table sets forth certain information as of June 16, 2014 with respect to stock ownership of (i) those persons or groups known to the Company to beneficially own more than 5% of the Company’s outstanding Common Stock, (ii) each of the Company’s Directors and executive officers named in the summary compensation table, and (iii) the Company’s Directors and executive officers as a group. Unless otherwise indicated, the named beneficial owner has sole voting and investment power with respect to the shares.

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)

(i)	Beneficial Owners of More Than 5% of the Common Stock (Other Than Directors, Nominees and Executive Officers)

	UCC-mktg Investment, LLC	6,632,434	(2)	43.5%
	UCC-mktg Partners, LLC
	c/o Union Capital Corporation
	445 Park Avenue, 14th Floor
	New York, NY 10022

	James C. Marlas	6,819,593	(3)	44.7%
	c/o Union Capital Corporation
	445 Park Avenue, 14th Floor
	New York, NY 10022

	Rutabaga Capital Management	1,541,531	(4)	17.9%
	64 Broad Street, 3rd Floor
	Boston, MA 02109

(ii)	Directors, Nominees and Executive Officers

	Charles Horsey	1,715,891	(5)	17.3%
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

	Reis L. Alfond	0	(6)	*
	c/o Union Capital Corporation
	445 Park Avenue, 14th Floor
	New York, NY 10022
47

	Richard L. Feinstein	10,000		*
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

	Jay Landauer	0	(7)	*
	c/o Union Capital Corporation
	445 Park Avenue, 14th Floor
	New York, NY 10022

	Marc C. Particelli	1,250,287	(8)	13.3%
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

	Paul Trager	311,599	(9)	3.5%
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

	James R. Haughton	234,421	(10)	2.7%
	c/o mktg, inc.
	75 Ninth Avenue
	New York, NY 10011

(iii)	All Directors and Executive Officers as a Group (7 persons)	3,522,198	(11)	32.0%

*	Less than 1%.
(1)	All information was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission or otherwise available to the Company, and based on 8,625,605 shares of Common Stock on June 16, 2014.
(2)	Based solely on a Schedule 13D/A filed with the SEC on May 30, 2014. Consists of 4,537,234 shares of Common Stock issuable upon conversion of 2,132,500 shares of Series D Preferred Stock and 2,095,000 shares of Common Stock issuable upon exercise of warrants held directly by UCC-mktg Investment, LLC, which is managed by UCC-mktg Partners, LLC (“UCC Partners”). James C. Marlas, as Managing Director and member of UCC Partners, has voting and investment control over these shares.
(3)	Based solely on a 13D/A filed with the SEC on May 30, 2014. Consists of shares of Common Stock held directly by UCC-mktg Investment, LLC as disclosed in note (2) above, as well as (i) 152,159 shares of Common Stock owned by the James C. Marlas 2007 Charitable Remainder UniTrust, of which Mr. Marlas and his wife are the lifetime beneficiaries and Mr. Marlas is the sole trustee; (ii) 15,000 shares of Common Stock owned by the James C. Marlas Revocable Trust dated 11/09/07, of which Mr. Marlas is the sole owner and beneficiary; and (iii) 20,000 shares of Common Stock owned by an individual retirement account for the benefit of Mr. Marlas.
(4)	Based upon representation of Rutabaga in the Voting Agreement it executed in connection with the Merger Agreement. Includes 219,584 shares as to which Rutabaga shares voting authority.
(5)	Includes 33,750 shares of restricted stock that are subject to forfeiture, 212,766 shares of Common Stock issuable upon conversion of 100,000 shares of Series D Preferred Stock, warrants to purchase 98,251 shares of Common Stock, and 741,963 shares of Common Stock issuable upon exercise of immediately exercisable options. Does not include 600,000 shares of Common Stock issuable upon exercise of options that are not currently exercisable.
(6)	Mr. Alfond is a director and member of UCC Partners and disclaims beneficial ownership of the shares held by it.
(7)	Mr. Landauer is a director and member of UCC Partners and disclaims beneficial ownership of the shares held by it.
(8)	Includes 70,000 shares of Common Stock issuable upon exercise of immediately exercisable options, 478,723 shares of Common Stock issuable upon conversion of 225,000 shares of Series D Preferred Stock, warrants to purchase 221,064 shares of Common Stock, and 18,300 shares of Common Stock owned by Mr. Particelli’s IRA. Does not include 53,191 shares of Common Stock issuable upon conversion of 25,000 shares of Series D Preferred Stock and exercise of warrants to purchase 24,563 shares of Common Stock owned by the Marc C. Particelli 2006 Family Trust (the “Trust”) or 26,500 shares of Common Stock owned by the Trust. The beneficiaries of the Trust are Mr. Particelli’s children, and Mr. Particelli’s wife is a trustee of the Trust. Mr. Particelli disclaims beneficial ownership of the shares held by the Trust.
48

(9)	Includes 23,838 shares of restricted stock subject to forfeiture.
(10)	Includes 17,500 shares of restricted stock subject to forfeiture.
(11)	Includes 681,489 shares of Common Stock issuable upon conversion of Series D Preferred Stock, 1,369,933 shares of Common Stock issuable upon exercise of immediately exercisable options, 319,315 shares of Common Stock issuable upon exercise of immediately exercisable warrants and 75,508 shares of restricted stock subject to forfeiture.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Item 14.	Principal Accounting Fees and Services.

Principal Accounting Firm Fees

The following table sets forth the aggregate fees billed to and accrued by the Company for Fiscal 2014 and Fiscal 2013 by ParenteBeard LLC.

	Fiscal 2014	Fiscal 2013
Audit Fees (for audit of annual financial statements and review of quarterly financial statements)	$272,000	$268,000
Tax Fees (for federal, State and local tax compliance and planning)	65,000	60,000
All Other Fees (1)	23,000	34,000
Total	$360,000	$362,000

(1)    For Fiscal 2014 and 2013, these fees relate to the audit of the Company’s 401(k) plan and nonrecurring non-attest special projects.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy requiring pre-approval by the Audit Committee of all services (audit and non-audit) to be provided to the Company by its independent auditor. In accordance with that policy, the Audit Committee approved all audit and non-audit services rendered to the Company by ParenteBeard LLC in Fiscal 2014 and Fiscal 2013 and has determined that the provision of non-audit services by such auditors was compatible with maintaining their independence.

49

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)	The following documents are filed as part of this Report.

1. Financial Statements:

50

3. Exhibits:

Exhibit Number	Description of Exhibits.

2.1

Agreement and Plan of Merger by and among ‘mktg, inc.,’ Aegis Lifestyle, Inc., and Morgan Acquisition, Inc., dated as of May 27, 2014 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 17, 2014).

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

10.2*

Amended and Restated Employment Agreement, dated as of October 31, 2013, between the Registrant and Charles Horsey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 6, 2013, filed with the Securities and Exchange Commission on November 13, 2013).

10.3*	Option Agreement between the Registrant and Charles Horsey, dated as of October 31, 2013 to purchase 200,000 shares of Common Stock (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 6, 2013, filed with the Securities and Exchange Commission on November 13, 2013).

10.4*	Option Agreement between the Registrant and Charles Horsey, dated as of October 31, 2013 to purchase 200,000 shares of Common Stock (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated November 6, 2013, filed with the Securities and Exchange Commission on November 13, 2013).

10.5*	Letter Agreement, dated as of July 1, 2008, between the Registrant and Paul Trager (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 1, 2011, filed with the Securities and Exchange Commission on April 5, 2011).

10.6	Agreement, dated as of May 27, 2009, between the Registrant and Maritz LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 27, 2009).

10.7*	Form of Indemnification Agreement for Directors and Officers, dated as of November 8, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 8, 2006, filed with the Securities and Exchange Commission on November 14, 2006).

10.8	Securities Purchase Agreement, dated as of November 25, 2009, by and among ‘mktg, inc.’, UCC-mktg Investment, LLC, and the “Management Investors” identified therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009).
51

10.9	Management Consulting Agreement, dated as of December 15, 2009, between ‘mktg, inc.’ and Union Capital Corporation (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009).

10.10*	‘mktg, inc.’ 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 25, 2010, filed with the Securities and Exchange Commission on March 29, 2010).

10.11*	‘mktg, inc.’ Management Bonus Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 12, 2010, filed with the Securities and Exchange Commission on May 18, 2010).

10.12	Settlement Agreement, dated as of September 16, 2011, by and among Brian Murphy, on behalf of himself and derivatively on behalf of ‘mktg, inc.’, and Defendants Charles F. Tarzian, Fred Kaseff, Marc C. Particelli, James H. Feeney, Herbert M. Gardner, John A. Ward III, UCC-mktg Investment, LLC, UCC-mktg Partners, LLC, Charles Horsey, Patty Hubbard, James Ferguson, Dave Arnold, and Nominal Defendant ‘mktg, inc.’ and Union Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 16, 2011, filed with the Securities and Exchange Commission on September 21, 2011).

10.13	Loan and Security Agreement, dated as of November 23, 2011, by and among ‘mktg, inc.’ and TD Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 3, 2011, filed with the Securities and Exchange Commission on November 29, 2011).

10.14	Amendment No. 1 to Loan and Security Agreement, dated as of November 23, 2012, by and among ‘mktg, inc.’ and TD Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 11, 2012, filed with the Securities and Exchange Commission on December 14, 2012).

10.15	Standstill Agreement, dated as of November 23, 2011, by and among ‘mktg, inc.,’ TD Bank, N.A. and the holders of the Company’s Series D Preferred Stock (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 3, 2011, filed with the Securities and Exchange Commission on November 29, 2011).

10.16	Form of Voting Agreement between Aegis Lifestyle, Inc. and certain stockholders of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 17, 2014).

10.17	Form of Voting Agreement between Aegis Lifestyle, Inc. and Rutabaga Capital Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 17, 2014).

14	Registrant’s Code of Ethics (incorporated by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, initially filed with the Securities and Exchange Commission on July 22, 2004).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2013, filed with the Securities and Exchange Commission on June 24, 2013).

23.1	Consent of ParenteBeard, LLC

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act.

101	The following financial statements from Registrant’s Annual Report on Form 10-K for the year ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Indicates a management contract or compensatory plan or arrangement
52

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

‘mktg, inc.’

By:	/s/ Charles W. Horsey
Charles W. Horsey
Chairman, Chief Executive Officer and President

Dated: June 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature and Title		Signature and Title

By:	/s/ Charles W. Horsey	By:	/s/ James R. Haughton
	Charles W. Horsey		James R. Haughton
	Chairman, Chief Executive Officer, President and Director		Senior Vice President - Controller
	(Principal Executive Officer)		(Principal Accounting Officer)

Dated: June 27, 2014		Dated: June 27, 2014

		By:	/s/ Paul Trager
Paul Trager
Chief Financial Officer
(Principal Financial Officer)

Dated: June 27, 2014

By:	/s/ Richard L. Feinstein	By:	/s/ Marc C. Particelli
	Richard L. Feinstein		Marc C. Particelli
	Director		Director

Dated: June 27, 2014		Dated: June 27, 2014

By:	/s/ Jay F. Landauer	By:	/s/ Reis L. Alfond
Jay F. Landauer		Reis L Alfond
Director		Director

Dated: June 27, 2014		Dated: June 27, 2014

53