Form 10-Q
period 2014-06-30
'mktg, inc.'
filed 2014-08-07
CIK 886475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, 9,878,681 shares of the Registrant’s Common Stock, par value $.001 per share, were outstanding.

INDEX

‘mktg, inc.’

PART I - FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements

‘mktg, inc.’

Condensed Consolidated Balance Sheets

June 30, 2014 and March 31, 2014

(Unaudited)

	June 30, 2014	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$7,080,025	$9,473,743
Accounts receivable, net of allowance for doubtful accounts of $297,000 at June 30, 2014 and March 31, 2014	18,960,046	16,229,522
Unbilled contracts in progress	222,919	2,231,775
Deferred contract costs	872,955	857,219
Prepaid expenses and other current assets	756,784	333,568
Deferred tax asset	276,293	219,293
Total current assets	28,169,022	29,345,120

Property and equipment, net	2,400,603	2,398,434

Deferred tax asset	1,942,059	1,730,059
Goodwill	10,052,232	10,052,232
Intangible assets - net	200,000	200,000
Long-term investments	187,487	187,487
Other assets	475,624	475,477
Total assets	$43,427,027	$44,388,809

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,243,559	$877,855
Accrued compensation	384,455	295,509
Accrued job costs	557,644	340,131
Other accrued liabilities	2,664,367	2,628,028
Deferred revenue	14,354,995	16,758,435
Total current liabilities	20,205,020	20,899,958

Deferred rent	458,115	552,507
Warrant derivative liability	11,319,149	3,686,170
Deferred tax liability	3,262,580	3,211,580
Total liabilities	35,244,864	28,350,215

Commitments and contingencies

Redeemable Series D Convertible Participating Preferred Stock, $4,420,231 redemption and liquidation value, par value $1.00: 2,500,000 shares designated, issued and outstanding at June 30, 2014 and March 31, 2014	4,076,971	3,848,272

Stockholders’ equity:
Class A convertible preferred stock, par value $.001; authorized 650,000 shares; none issued and outstanding	—	—
Class B convertible preferred stock, par value $.001; authorized 700,000 shares; none issued and outstanding	—	—
Preferred stock, undesignated; authorized 3,650,000 shares; none issued and outstanding	—	—
Common stock, par value $.001; authorized 25,000,000 shares; 9,075,383 shares issued and 8,625,605 shares outstanding at June 30, 2014 and 9,080,383 shares issued and 8,630,605 shares outstanding at March 31, 2014	9,075	9,080
Additional paid-in capital	15,795,875	15,605,371
Accumulated deficit	(11,227,545)	(2,931,580)
Cumulative translation adjustment	61,025	40,689
Treasury stock, at cost, 449,778 shares at June 30, 2014 and March 31, 2014	(533,238)	(533,238)
Total stockholders’ equity	4,105,192	12,190,322
Total liabilities and stockholders’ equity	$43,427,027	$44,388,809

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’

Condensed Consolidated Statements of Operations

Three Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended June 30,
	2014	2013

Sales	$35,841,984	$30,801,150

Operating expenses:
Reimbursable program costs and expenses	6,970,950	6,325,217
Outside production and other program expenses	18,150,616	14,554,979
Compensation expense	8,665,599	7,727,556
General and administrative expenses	2,777,106	1,875,017
Total operating expenses	36,564,271	30,482,769

Operating (loss) income	(722,287)	318,381

Fair value adjustments to compound embedded derivative	(7,632,979)	313,830

(Loss) income before (benefit) provision for income taxes	(8,355,266)	632,211
(Benefit) provision for income taxes	(288,000)	126,000

Net (loss) income	$(8,067,266)	$506,211

Basic (loss) earnings per share	$(.96)	$.06
Diluted (loss) earnings per share	$(.96)	$.03

Weighted average number of common shares outstanding:
Basic	8,377,862	8,196,635
Diluted	8,377,862	17,294,985

See notes to unaudited condensed consolidated financial statements.

4

‘mktg, inc.’

Condensed Consolidated Statements of Comprehensive Income

Three Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended June 30,
	2014	2013

Net (loss) income	$(8,067,266)	$506,211

Other comprehensive income, net of tax:
Foreign currency translation gain	12,202	8,728

Comprehensive (loss) income	$(8,055,064)	$514,939

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’

Condensed Consolidated Statements of Cash Flows

Three Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013

Cash flows from operating activities:
Net (loss) income	$(8,067,266)	$506,211
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	163,112	256,001
Deferred rent amortization	(94,392)	(94,297)
Fair value adjustments to compound embedded derivatives	7,632,979	(313,830)
Share based compensation expense	190,499	109,080
Deferred income (benefit) taxes	(218,000)	111,000
Changes in operating assets and liabilities:
Accounts receivable	(2,730,524)	2,065,815
Unbilled contracts in progress	2,008,856	1,255,036
Deferred contract costs	(15,736)	140,664
Prepaid expenses and other current assets	(423,216)	(149,217)
Other assets	(147)	1,520
Accounts payable	1,365,704	118,155
Accrued compensation	88,946	(1,345,875)
Accrued job costs	217,513	59,797
Other accrued liabilities	36,339	(393,212)
Income taxes payable	—	(31,686)
Deferred revenue	(2,403,440)	(5,658,136)

Net cash used in operating activities	(2,248,773)	(3,362,974)

Cash flows from investing activities:
Purchases of property and equipment	(165,281)	(112,507)
Investments	—	(150,000)
Net cash used in investing activities	(165,281)	(262,507)

Effect of exchange rate changes on cash and cash equivalents	20,336	14,546

Net decrease in cash and cash equivalents	(2,393,718)	(3,610,935)

Cash and cash equivalents at beginning of period	9,473,743	11,239,835
Cash and cash equivalents at end of period	$7,080,025	$7,628,900
Supplemental disclosures of cash flow information:
Income taxes paid during the period	$67,927	$88,036

See notes to unaudited condensed consolidated financial statements.

‘mktg, inc.’

Notes to the Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The condensed consolidated financial statements of ‘mktg, inc.’ (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to GAAP for interim financial information and SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

In the opinion of management, such condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s results for the interim periods presented. The results of operations for the three months ended June 30, 2014 are not necessarily indicative of the results for the full fiscal year or any future periods.

(2)	Merger and Voting Agreements

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

(3)	Summary of Significant Accounting Policies

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

Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. Goodwill is subject to annual impairment tests which require the Company to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has one reporting unit, and that a two-step quantitative goodwill impairment test was not necessary. There were no events or changes in circumstances during the three months ended June 30, 2014 that indicated to management that the carrying value of goodwill and the intangible asset may not be recoverable.

(d)	Long-term Investments

Companies in which the Company has made an investment (referred to as “investee companies”) which are not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of the investee company is not included in the Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Operations. However, impairment charges, if deemed necessary, are recognized in the Condensed Consolidated Statement of Operations. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded. See Note 4 for additional information.

(e)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, derivative financial instruments, and the Company’s Redeemable Series D Convertible Participating Stock (“Series D Preferred Stock”) issued December 15, 2009. The fair values of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities generally approximate their respective carrying values due to their current nature. Derivative liabilities, as discussed below, are required to be carried at fair value. The following table reflects the comparison of the carrying value and the fair value of the Company’s Series D Preferred Stock as of June 30, 2014 and March 31, 2014:

	June 30, 2014	March 31, 2014
Series D Preferred Stock (See Notes 5 and 7):
Carrying Values	$4,076,971	$3,848,272
Fair Values	$15,909,593	$8,128,451

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

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company issued other financial instruments with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, these instruments are required to be carried as derivative liabilities at fair value in the Company’s financial statements. See Notes 7 and 8 for additional information.

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

(h)	Net Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted shares subject to forfeiture. Diluted earnings per share is computed on the same basis, including, if dilutive, common share equivalents, which include outstanding options, warrants, preferred stock, and restricted stock. For the three months ended June 30, 2014, stock options, restricted stock, warrants and preferred stock to purchase approximately 9,049,265 shares, and for the three months ended June 30, 2013, stock options to purchase approximately 70,000 shares of common stock were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. The weighted average number of shares outstanding consists of:

	Three Months Ended June 30,
	2014	2013
Basic	8,377,862	8,196,635
Dilutive effect of:
Options	—	1,219,930
Restricted stock	—	104,927
Warrants	—	2,454,344
Series D preferred stock	—	5,319,149
Diluted	8,377,862	17,294,985

(i)	Recent Accounting Standards Affecting the Company

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

Revenue from Contracts with Customers

In May 2014, the FASB issued FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides for one of two methods of transition: retrospective application to each prior period presented; or, recognition of the cumulative effect of retrospective application of the new standard in the period of initial application.

This ASU is effective for fiscal years and interim periods beginning after December 15, 2016 and early application is not permitted. Management is currently assessing the impact the adoption this ASU will have on the Company’s operating results, financial position and cash flows.

Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The issue is the result of a consensus of the FASB Emerging Issues Task Force (EITF). The amendments in this ASU require that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition.

The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and can be either applied prospectively or retrospectively. Earlier adoption is permitted. Management currently believes the adoption this ASU will not have a material impact on the Company’s operating results, financial position or cash flows.

(4)	Long-Term Investment

On April 10, 2013, the Company entered into a stock purchase agreement with Moving Off Campus, LLC, doing business as Bonfyre (“Bonfyre”) to purchase a 2.0% interest in Bonfyre for $150,000. The investment in Bonfyre is accounted for using the cost method of accounting because the Company does not have the ability to exercise significant influence over Bonfyre. Accordingly, the investment is adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments. Since the date of the initial investment the Company has provided $37,487 worth of services that in accordance with the stock purchase agreement constitutes additional investments. The carrying amount of the investment in Bonfyre at June 30, 2014 was $187,487. In October 2013, Bonfyre was converted into a corporation, Bonfyre Inc., in which the Company has a 7.3% interest as of June 30, 2014. Management determined that there was no impairment of value at June 30, 2014.

(5)	Union Capital Financing

Overview:

On December 15, 2009, the Company consummated a $5.0 million financing led by an investment vehicle organized by Union Capital Corporation (“UCC”). In the financing, the Company issued $2.5 million in aggregate principal amount of Senior Secured Notes (the “Secured Notes”) which were repaid in full in November 2011, $2.5 million in aggregate stated value of Series D Preferred Stock initially convertible into 5,319,149 shares of Common Stock, and Warrants to purchase 2,456,271 shares of Common Stock (“Warrants”). As a condition to its participation in the financing, UCC required that certain of our directors, officers and employees (“Management Buyers”) collectively purchase $735,000 of the financial instruments on the same terms and conditions as the lead investor. Aggregate amounts above are inclusive of Management Buyers amounts.

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

There were no transfers between Level 1 and Level 2, or transfers in and out of Level 3 during the three months ended June 30, 2014 and 2013.

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

Significant assumptions embodied in these methods are as follows:

		Market or Calculated Inputs
Assumption:	Level	June 30, 2014	March 31, 2014
Common stock trading market price	1	$2.63	$1.20
Common stock trading volatility:
Preferred Compound Embedded Derivative	1	53.18%—78.64%	33.25%—33.76%
Preferred Compound Embedded Derivative (effective volatility)	3	67.89%	33.20%
Warrant	1	—	—
Credit-risk adjusted yields:
Periods ranging from one to three years	2	3.46%—4.65%	6.13%—7.43%
Effective risk-adjusted yield	3	3.60%	6.30%
Terms (years):
Preferred Compound Embedded Derivative (effective term)	3	1.038	.665

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

	Fair Value Measurements as of June 30, 2014
	Total	Level 1	Level 2	Level 3
Instruments:
Compound Embedded Derivative	$11,319,149	$—	$—	$11,319,149

Total Instruments	$11,319,149	$—	$—	$11,319,149

	Fair Value Measurements as of March 31, 2014
	Total	Level 1	Level 2	Level 3
Instruments:
Compound Embedded Derivative	$3,686,170	$—	$—	$3,686,170

Total Instruments	$3,686,170	$—	$—	$3,686,170
15

The following table presents the changes in Level 3 Instruments measured at fair value on a recurring basis for the three months ended June 30, 2014 and 2013:

Compound Embedded Derivative

Balances at, March 31, 2014	$3,686,170
Fair value adjustments	7,632,979
Balances at, June 30, 2014	$11,319,149

Balances at, March 31, 2013	$4,664,894
Fair value adjustments	(313,830)
Balances at, June 30, 2013	$4,351,064

The fair value adjustments recorded for Compound Embedded Derivative are reported separately in the Statement of Operations.

(6)	Bank Credit Facility

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

At June 30, 2014, the Company had no borrowings outstanding under the Credit Facility and availability of $4,000,000.

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

(7)	Redeemable Preferred Stock

Redeemable preferred stock consists of the following as of June 30, 2014 and March 31, 2014:

	June 30, 2014	March 31, 2014
Series D Convertible Participating Preferred Stock, par value $0.001, stated value $1.00, 2,500,000 shares designated, 2,500,000 shares issued and outstanding at June 30, 2014 and March 31, 2014; redemption and liquidation value $4,420,231 at June 30, 2014	$4,076,971	$3,848,272

The Series D Preferred Stock is subject to accretion to its redemption value, through charges to equity, over the period from issuance to the contractual redemption date, discussed in the Financing Overview, above, using the effective interest method. The redemption value is determined based upon the stated redemption amount of $1.00 per share, plus an accretion amount, more fully discussed above. For the three months ended June 30, 2014 and 2013, accretion, which is recorded to the accumulated deficit, amounted to $228,699 and $142,075, respectively.

(8)	Derivative Financial Instruments

The Company’s derivative financial instrument consists of a Compound Embedded Derivative that was bifurcated from our Series D Preferred Stock. The Preferred Compound Embedded Derivative comprises the embedded conversion option and certain other equity-indexed features that were not clearly and closely related to the Series D Preferred Stock in terms of risks. The following table reflects the changes in fair value of the Compound Embedded Derivative using the techniques and assumptions described in Note 5:

Compound Embedded Derivative
Balances at March 31, 2014	$3,686,170
Fair value adjustments	7,632,979
Balances at June 30, 2014	$11,319,149

Balances at March 31, 2013	$4,664,894
Fair value adjustments	(313,830)
Balances at June 30, 2013	$4,351,064

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

(9)	Accounting for Stock-Based Compensation

(i) Stock Options

On July 1, 2002, the Company established the 2002 Long-Term Incentive Plan (the “2002 Plan”) providing for the grant of options or other awards, including stock grants, to employees, officers or directors of, consultants to, the Company or its subsidiaries to acquire up to an aggregate of 750,000 shares of Common Stock. In September 2005, the 2002 Plan was amended so as to increase the number of shares of Common Stock available under the plan to 1,250,000. In September 2008, the 2002 Plan was amended to increase the number of shares of Common Stock available under the plan to 1,650,000. Options granted under the 2002 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options. Grants under the 2002 Plan are awarded by a committee of the Board of Directors, and are exercisable over periods not exceeding ten years from date of grant. The option price for incentive stock options granted under the 2002 Plan must be at least 100% of the fair market value of the shares on the date of grant, while the price for non-qualified options granted is determined by the Compensation Committee of the Board of Directors. At June 30, 2014, there were options to purchase 70,000 shares of Common Stock, expiring from April 2013 through September 2017, issued under the 2002 Plan that remained outstanding. The 2002 Plan terminated on June 30, 2012.

On March 25, 2010, the stockholders of the Company approved the ‘mktg, inc.’ 2010 Equity Incentive Plan (the “2010 Plan”), under which 3,000,000 shares of Common Stock have been set aside and reserved for issuance. The 2010 Plan provides for the granting to our employees, officers, directors, consultants and advisors of stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights, restricted stock units and other performance stock awards. The 2010 Plan is administered by the Compensation Committee of the Board of Directors.  The exercise price per share of a stock option, which is determined by the Compensation Committee, may not be less than 100% of the fair market value of the common stock on the date of grant. For non-qualified options the term of the option is determined by the Compensation Committee. For incentive stock options the term of the option is not more than ten years. However, if the optionee owns more than 10% of the total combined voting power of the Company, the term of the incentive stock option will be no longer than five years. The 2010 Plan automatically terminates on February 22, 2020, unless it is terminated earlier by a vote of the Company’s stockholders or the Board of Directors; provided, however, that any such action does not affect the rights of any participants of the 2010 Plan. In addition, the 2010 Plan may be amended by the stockholders of the Company or the Board of Directors, subject to stockholder approval if required by applicable law or listing requirements. At June 30, 2014, there were options to purchase 2,412,097 shares of Common Stock, expiring May 2020, issued under the 2010 Plan that remained outstanding. Any option under the 2010 Plan that is not exercised by an option holder prior to its expiration may be available for re-issuance by the Company. As of June 30, 2014, the Company had options or other awards for 66,966 shares of Common Stock available for grant under the 2010 Plan.

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

A summary of option activity under all plans as of June 30, 2014, and changes during the three month period then ended is presented below:

	Weighted average exercise price	Number of options	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Balance at March 31, 2014	$0.78	3,082,097	6.68	$1,294,481
Granted	—	—
Exercised	—	—
Canceled	—	—
Balance at June 30, 2014 (vested and expected to vest)	$0.78	3,082,097	6.43	$5,701,879
Exercisable at June 30, 2014	$0.50	1,911,572	5.78	$4,071,648
18

Total unrecognized compensation cost related to vested and expected to vest options at June 30, 2014 amounted to $113,360 and is expected to be recognized over a weighted average period of 4.34 years. Total compensation cost for all outstanding option awards amounted to $161,968 for the three months ended June 30, 2014, which included $130,800 of compensation cost related to the Liquidity Event options described above as the condition for vesting was determined to be probable as of June 30, 2014. For the three months ended June 30, 2013 total compensation cost for all outstanding option awards amounted to $39,747.

(ii) Warrants

At June 30, 2014 and March 31, 2014 there were warrants outstanding to purchase 2,456,271 shares of common stock at a price of $.001 per share, which were issued in the December 2009 financing and expire December 15, 2015. The aggregate intrinsic value of the warrants outstanding at June 30, 2014 and March 31, 2014 were $6,457,536 and $2,945,069, respectively.

(iii) Restricted Stock

As of June 30, 2014 the Company had awarded 1,179,556 shares (net of forfeited shares) of restricted stock under the Company’s 2002 Plan, 376,500 shares (net of forfeited shares) of restricted stock under the Company’s 2010 Plan, and 189,767 shares (net of forfeited shares) of restricted stock that were issued outside of the Company’s 2002 and 2010 Plans. Grant date fair value is determined by the market price of the Company’s common stock on the date of grant. The aggregate value of these shares at their respective grant dates amount to approximately $2,651,323 and are recognized ratably as compensation expense over the vesting periods. The shares of restricted stock granted pursuant to such agreements vest in various tranches over one to five years from the date of grant.

The shares awarded to employees under the restricted stock agreements vest on the applicable vesting dates only to the extent the recipient of the shares is then an employee of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment is terminated.

A summary of all non-vested stock activity as of June 30, 2014, and changes during the three month period then ended is presented below:

	Weighted average grant date fair value	Number of shares	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Unvested at March 31, 2014	$1.01	296,362	1.76	$355,634

Awarded	—	—
Vested	$0.97	(104,750)
Forfeited	$0.71	(5,000)

Unvested at June 30, 2014	$1.03	186,612	1.58	$490,790

Total unrecognized compensation cost related to unvested stock awards at June 30, 2014 amounted to $137,387 and is expected to be recognized over a weighted average period of 1.58 years. Total compensation cost for the stock awards amounted to $28,531 and $69,333 for the three months ended June 30, 2014 and 2013, respectively.

(10)	Concentrations

The Company had sales to one customer that approximated $22,728,000 or 63% of total sales for the three months ended June 30, 2014. Accounts receivable due from this customer approximated $10,939,000 at June 30, 2014 and $9,171,000 at March 31, 2014. The Company had sales to one customer that approximated $19,533,000 or 63% of total sales for the three months ended June 30, 2013. Accounts receivable due from this customer approximated $2,690,000 at June 30, 2013 and $5,802,000 at March 31, 2013. In addition, the Company had sales to a second customer that approximated $3,985,000 or 13% of total sales for the three months ended June 30, 2013. Accounts receivable due from this customer approximated $1,655,000 at June 30, 2013 and $1,783,000 at March 31, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect,” “plan,” “predict,” “may,” “should,” “will,” the negatives thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company’s expectations are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 under “Risk Factors,” including but not limited to “The proposed Merger with Aegis may disrupt our business and, if the Merger does not occur, our stock price may decline, we will have incurred significant expenses, and we may need to pay a termination fee to Aegis,” “Concentration of Customers,” “Dependence on Key Personnel,” “Series D Preferred Stock Liquidation Preference; Redemption,” “ Control by Union Capital Corporation and Holders of Series D Preferred Stock,” “Anti-Dilution Provisions of The Series D Preferred Stock Could Result In Dilution of Stockholders,” “Unpredictable Revenue Patterns,” “Competition,” “Recent Losses,” “Recent Economic Changes,” “Lender’s Security Interest,” and “Risks Associated with Acquisitions,” in addition to other information set forth herein and elsewhere in our other public filings with the Securities and Exchange Commission. The forward-looking statements contained in this report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

‘mktg, inc.’ is a full-service marketing agency. We develop, manage and execute sales promotion programs at both national and local levels, utilizing both online and offline media channels. Our programs help our clients effectively promote their goods and services directly to retailers and consumers and are intended to assist them in achieving maximum impact and return on their marketing investment. Our activities reinforce brand awareness, provide incentives to retailers to order and display our clients’ products, and motivate consumers to purchase those products, and are designed to meet the needs of our clients by focusing on communities of consumers who want to engage brands as part of their lifestyles.

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

Results of Operations

Overview

We were unprofitable for the three months ended June 30, 2014, primarily as a result of costs associated with our development of word-of-mouth marketing services capabilities (“WOM”) including a proprietary community management platform and advocacy community, and to a lesser degree fees and expenses incurred in connection with the proposed Merger. Our operating loss for the three months ended June 30, 2014 was ($722,000), compared to $318,000 in operating income for the three months ended June 30, 2013. This $1,040,000 reduction in operating income was the result of a $937,000 increase in compensation expense and a $902,000 increase in general and administrative expenses partially offset by a $799,000 increase in Operating Revenue. Modified EBITDA declined to ($369,000) for the three months ended June 30, 2014 from $683,000 for the three months ended June 30, 2013.

Our net income reflects a non-cash benefit or charge for the fair value adjustment to the derivative financial instruments reflected on our balance sheet in connection with our December 2009 financing. These adjustments are primarily attributable to changes in the price of our Common Stock during the period, which under generally accepted accounting principles require us to adjust the carrying values of the Warrant derivative liability and other derivative liabilities on our balance sheets and record a benefit or charge under “Fair value adjustments to compound embedded derivative” on our statements of operations. In addition, these adjustments are treated as non-deductible or includable permanent difference items for income tax reporting purposes. A more detailed explanation of the accounting treatment for these derivative financial instruments is provided in Note 5 to our Condensed Consolidated Financial Statements in Item 1 of this Report.

The following table presents the reported operating results for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Operations Data:
Sales	$35,842,000	$30,801,000
Reimbursable program costs and expenses	6,971,000	6,325,000
Outside production and other program expenses	18,151,000	14,555,000
Operating revenue	10,720,000	9,921,000
Compensation expense	8,665,000	7,728,000
General and administrative expenses	2,777,000	1,875,000
Operating (loss) income	(722,000)	318,000
Fair value adjustments to compound embedded derivative	(7,633,000)	314,000
(Loss) income before (benefit) provision for income taxes	(8,355,000)	632,000
(Benefit) provision for income taxes	(288,000)	126,000
Net (loss) income	$(8,067,000)	$506,000

Per Share Data:
Basic (loss) earnings per share	$(0.96)	$0.06
Diluted (loss) earnings per share	$(0.96)	$0.03

Weighted Average Number of Shares Outstanding:
Basic	8,377,862	8,196,635
Diluted	8,377,862	17,294,985
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

The following table presents operating data expressed as a percentage of Operating Revenue for the three months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,
	2014	2013

Statement of Operations Data:
Operating revenue	100.0%	100.0%
Compensation expense	80.8%	77.9%
General and administrative expense	25.9%	18.9%
Operating (loss) income	(6.7%)	3.2%
Fair value adjustments to compound embedded derivative	(71.2%)	3.2%
(Loss) income before (benefit) provision for income taxes	(77.9%)	6.4%
(Benefit) provision for income taxes	(2.7%)	1.3%
Net (loss) income	(75.2%)	5.1%

Sales. Sales consist of fees for services, commissions, reimbursable program costs and expenses and other production and program expenses. We purchase a variety of items and services on behalf of our clients for which we are reimbursed pursuant to our client contracts. The amount of reimbursable program costs and expenses, and outside production and other program expenses which are included in sales will vary from period to period, based on the type and scope of the service being provided. Sales for the three months ended June 30, 2014 increased $5,041,000 to $35,842,000, compared to $30,801,000 for the three months ended June 30, 2013. This increase in sales is attributable to a $3,196,000 increase in sales from our largest customer, Diageo North America, Inc. (“Diageo”), and a $2,456,000 increase in experiential marketing sales, partially offset by a $611,000 decrease in interactive marketing sales.

Reimbursable Program Costs and Expenses. Reimbursable program costs and expenses are primarily direct labor, travel and product costs generally associated with events we execute for Diageo. Reimbursable program costs and expenses for the three months ended June 30, 2014 increased $646,000 to $6,971,000, compared to $6,325,000 for the three months ended June 30, 2013. This increase primarily reflects an increase in the number of events executed during the three months ended June 30, 2014 versus the same period in the prior fiscal year.

Outside Production and Other Program Expenses. Outside production and other program expenses consist of the costs of purchased materials, services, certain direct labor charged to programs and other expenditures incurred in connection with and directly related to sales but which are not classified as reimbursable program costs and expenses. Outside production and other program expenses for the three months ended June 30, 2014 increased $3,596,000 to $18,151,000, compared to $14,555,000 for the three months ended June 30, 2013. This increase in outside production and other program expenses is primarily due to an increase in the number of Diageo events we executed, along with an increase in the cost of experiential marketing programs, partially offset by a reduction in the cost of interactive marketing programs.

Operating Revenue. For the three months ended June 30, 2014, Operating Revenue increased $799,000 or 8%, to $10,720,000, compared to $9,921,000 for the three months ended June 30, 2013. This increase in Operating Revenue is primarily due to increases in Diageo and experiential marketing revenue, partially offset by a decrease in interactive marketing revenue. Operating Revenue as a percentage of sales for the three months ended June 30, 2014 decreased 2% to 30%, compared to 32% for the three months ended June 30, 2013. This reduction in the Operating Revenue percentage is a result of lower fee-revenue projects for the three months ended June 30, 2014 versus the same period in fiscal 2014. A reconciliation of Sales to Operating Revenues for the three months ended June 30, 2014 and 2013 is set forth below.

	Three Months Ended
	June 30,
Sales	2014	%	2013	%
Sales – U.S. GAAP	$35,842,000	100	$30,801,000	100

Reimbursable program costs and outside production expenses	25,122,000	70	20,880,000	68
Operating Revenue – Non-GAAP	$10,720,000	30	$9,921,000	32

Compensation Expense. Compensation expense, exclusive of reimbursable program costs and expenses and other program expenses, consists of the salaries, payroll taxes and benefit costs related to indirect labor, overhead personnel and certain direct labor otherwise not charged to programs. For the three months ended June 30, 2014, compensation expense increased $937,000 to $8,665,000, compared to $7,728,000 for the three months ended June 30, 2013. This increase in compensation expense is primarily the result of a $785,000 increase in salary expense, a $81,000 increase in share based compensation expense, and a $74,000 increase in bonus expense.

General and Administrative Expenses. General and administrative expenses consist of office and equipment rent, depreciation and amortization, professional fees, and other overhead expenses. For the three months ended June 30, 2014, general and administrative expenses increased $902,000 to $2,777,000, compared to $1,875,000 for the three months ended June 30, 2013. This 48% increase in general and administrative expenses is primarily the result of $548,000 in consulting fees associated with the development of our WOM community platform, $443,000 in fees and expenses incurred in connection with the proposed Merger, and a $63,000 increase in legal fees, partially offset by a $95,000 decrease in other consultancy expense, and a $93,000 decrease in depreciation and amortization expense.

Modified EBITDA. As described above, we believe that Modified EBITDA is an additional key performance indicator. We use it to measure and evaluate operational performance. The Company’s Modified EBITDA for the three months ended June 30, 2014 decreased by $1,052,000 to ($369,000) compared to $683,000 for the three months ended June 30, 2013. A reconciliation of operating income to Modified EBITDA for the three months ended June 30, 2014 and 2013, is set forth below:

	Three Months Ended June 30,
	2014	2013

Operating (loss) income – US GAAP	$(722,000)	$318,000
Depreciation and amortization	163,000	256,000
Share based compensation expense	190,000	109,000
Modified EBITDA – Non-GAAP	$(369,000)	$683,000

Fair Value Adjustments to Compound Embedded Derivative. Fair value adjustments to compound embedded derivative for the three months ended June 30, 2014 and 2013 were $7,633,000 and ($314,000), respectively. These amounts consist entirely of a non-cash fair value adjustment to the derivative financial instruments generated from the December 2009 financing. This adjustment is primarily attributable to the fluctuation in the price of our Common Stock during the relevant periods, which under generally accepted accounting principles required us to adjust the carrying values of the Warrant derivative liability and other derivative liabilities on our balance sheets and record the amount of such adjustments under “Fair value adjustments to compound embedded derivatives” on our statements of operations. In general, an increase in the price of our Common Stock in a particular period will result in an increase in the carrying values of these derivative liabilities on our balance sheets at the end of such period and require us to record the amount of such increase as a charge under “Fair value adjustments to compound embedded derivative” on our statements of operations for such period, and a decrease in the price of our Common Stock in a particular period will have the opposite effect. As a result of the proposed Merger the price of our Common Stock increased to $2.63 per share as of June 30, 2014, a $1.43 per share increase over the $1.20 price per share as of March 31, 2014. This 119% increase in the share price is the primary reason for the $7,633,000 non-cash fair value adjustments to compound embedded derivative charge for the three months ended June 30, 2014. A more detailed explanation of the accounting treatment for these derivative financial instruments is provided in Note 5 to our Consolidated Financial Statements in Item 1 of this Report.

(Loss) Income before (Benefit) Provision for Income Taxes. The Company’s loss before benefit for income taxes for the three months ended June 30, 2014, was ($8,355,000) compared to income before provision for income taxes of $632,000 for the three months ended June 30, 2013.

(Benefit) Provision for Income Taxes. The benefit for income taxes for the three months ended June 30, 2014 was ($288,000). The provision for income taxes for the three months ended June 30, 2013 was $126,000.

Net (Loss) Income. As a result of the items discussed above, we incurred a net loss of ($8,067,000) for the three months ended June 30, 2014, a decrease of $8,573,000 compared to $506,000 of net income for the three months ended June 30, 2013. Diluted loss per share amounted to ($.96) for the three months ended June 30, 2014 versus diluted earnings per share of $.03 for the three months ended June 30, 2013.

Liquidity and Capital Resources

For the three months ended June 30, 2014, working capital decreased by $481,000 from $8,445,000 to $7,964,000, primarily as a result of the operating loss we incurred during the period.

At June 30, 2014, we had cash and cash equivalents of $7,080,000, borrowing availability under the Credit Facility of $4,000,000, working capital of $7,964,000, and stockholders’ equity of $4,105,000. In comparison, at March 31, 2014, we had cash and cash equivalents of $9,474,000, borrowing availability under the Credit Facility of $4,000,000, working capital of $8,445,000, and stockholders’ equity of $12,190,000. The $2,394,000 decrease in cash and cash equivalents during the three months ended June 30, 2014 was due to $2,249,000 of cash used in operating activities, and $165,000 in property and equipment purchases, partially offset by a $20,000 positive effect on exchange rate changes to cash and cash equivalents.

Operating Activities. Net cash used in operating activities for the three months ended June 30, 2014 was $2,249,000, primarily attributable to a net loss of $8,067,000, a $2,731,000 increase in accounts receivable, a $2,403,000 decrease in deferred revenue, and a $423,000 increase in prepaid expenses and other current assets, partially offset by a $7,633,000 non-cash charge resulting from fair value adjustments to compound derivative, a $2,009,000 decrease in unbilled contracts in progress, a $1,366,000 increase in accounts payable, a $218,000 increase in accrued job costs plus $41,000 in other net non-cash charges that consist of depreciation and amortization expense, share based compensation expense, and deferred rent amortization.

Investing Activities. Net cash used in investing activities for the three months ended June 30, 2014 was $165,000, resulting from property and equipment purchases.

Financing Activities. There were no financing activities for the three months ended June 30, 2014.

On November 23, 2011, we entered into a Loan and Security Agreement with TD Bank, N.A. (the “Bank”), pursuant to which we were provided with a $4.0 million revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility are secured by substantially all of our assets and have been guaranteed by our subsidiaries.

Pursuant to the Loan Agreement, among other things:

●	All outstanding loans will become due on November 23, 2014, provided that following our request, the Bank may in its sole discretion agree to one year extensions of the maturity date;

●	Interest accrues on outstanding loans at a per annum rate equal to the greater of (i) 4.0%, and (ii) the Bank’s prime rate as from time to time in effect plus one percent;

●	Aggregate loans outstanding at any time are limited to a borrowing base equal to 80% of our eligible accounts receivable, as determined by the Bank, provided that the advance rate is limited to 50% with respect to accounts receivable from our customers whose receivables constitute more than 50% of our receivables in the aggregate; and

●	We are required to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants restrict our ability to pay dividends, provide that our debt service coverage ratio (as determined pursuant to the Loan Agreement) cannot be less than 1.25 to 1.0 as of the end of any fiscal year, and require that we have immediately available cash at all times, including borrowings under the Credit Facility, of at least $3 million. We were in compliance with these covenants at June 30, 2014.
24

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

We believe that cash currently on hand together with cash expected to be generated from operations and borrowing availability under the Credit Facility, will be sufficient to fund our cash and near-cash requirements both through June 30, 2015 and on a long-term basis. We had no loans outstanding under the Credit Facility at June 30, 2014.

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

Please refer to our 2014 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies relating to revenue recognition, goodwill (expanded below) and other intangible assets and accounting for income taxes. During the three months ended June 30, 2014, there were no material changes to these policies.

Goodwill and Other Intangible Assets

Our goodwill consists of the cost in excess of the fair market value of the acquired net assets of our subsidiary companies, Inmark, Optimum, U.S. Concepts and Digital Intelligence as well as our mktgpartners business. These companies and businesses have been integrated into a structure which does not provide the basis for separate reporting units. Consequently, we are a single reporting unit for goodwill impairment testing purposes. We also have intangible assets consisting of a customer relationship acquired from mktgpartners which has been fully amortized as of June 30, 2014, and an Internet domain name and related intellectual property rights. At June 30, 2014 and March 31, 2014, our balance sheet reflected goodwill and intangible assets as set forth below:

	June 30, 2014	March 31, 2014
Non-Amortizable:
Goodwill	$10,052,232	$10,052,232
Internet domain name	200,000	200,000
Total	$10,252,232	$10,252,232

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

As of March 31, 2014, we assessed qualitative factors which included an analysis of macroeconomic conditions, financial performance, and industry and market considerations, and concluded that it was not necessary to perform a two-step quantitative goodwill impairment test and that the goodwill of the Company was not impaired as of March 31, 2014. Goodwill and the intangible asset will continue to be tested annually at the end of each fiscal year to determine whether they have been impaired. Upon completion of each annual review, there can be no assurance that a material charge will not be recorded. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred. There were no events or changes in circumstances during the three months ended June 30, 2014 that indicated that the carrying value of goodwill and the intangible asset may not be recoverable. Management has also determined that there was no impairment of the amortizable intangible asset.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

‘mktg, inc.’

Dated: August 7, 2014	By:	/s/ Charles W. Horsey
Charles W. Horsey, Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2014	By:	/s/ Paul Trager
Paul Trager, Chief Financial Officer
(Principal Financial Officer)
27